Form 10-Q
period 2012-03-31
CENTURYLINK, INC
filed 2012-05-10
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

        On May 3, 2012, there were 621,237,597 shares of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTURYLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,610	1,696

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,877	626
Selling, general and administrative	871	237
Depreciation and amortization	1,208	369

Total operating expenses	3,956	1,232

OPERATING INCOME	654	464
OTHER INCOME (EXPENSE)
Interest expense	(343)	(128)
Other income	20	3

Total other income (expense)	(323)	(125)
INCOME BEFORE INCOME TAX EXPENSE	331	339
Income tax expense	131	128

NET INCOME	$200	211

EARNINGS PER COMMON SHARE
BASIC	$.32	.69
DILUTED	$.32	.69
DIVIDENDS DECLARED PER COMMON SHARE	$.725	.725
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	618,208	303,832
DILUTED	620,350	304,479

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
NET INCOME	$200	211

OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(3) and $(1) tax	5	2
Auction rate securities marked to market, net of $(2) and $—tax	3	—
Foreign currency translation adjustment and other	4	—

Other comprehensive income	12	2

COMPREHENSIVE INCOME	$212	213

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2012	December 31, 2011
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,530	128
Accounts receivable, less allowance of $158 and $145	1,879	1,977
Deferred income taxes, net	992	1,019
Other	481	393

Total current assets	4,882	3,517
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	30,188	29,595
Accumulated depreciation	(10,893)	(10,141)

Net property, plant and equipment	19,295	19,454
GOODWILL AND OTHER ASSETS
Goodwill	21,726	21,726
Customer relationships, net	7,937	8,239
Other intangible assets, net	2,161	2,239
Other	841	873

Total goodwill and other assets	32,665	33,077

TOTAL ASSETS	$56,842	56,048

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,200	480
Accounts payable	1,026	1,400
Accrued expenses and other liabilities
Salaries and benefits	692	633
Income and other taxes	425	383
Interest	416	293
Other	279	255
Advance billings and customer deposits	605	573

Total current liabilities	5,643	4,017
LONG-TERM DEBT	20,667	21,356
DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	4,793	4,855
Deferred income taxes, net	3,916	3,804
Other	1,185	1,189

Total deferred credits and other liabilities	9,894	9,848
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 9 and 9 shares	—	—
Common stock, $1.00 par value, authorized 800,000 shares, issued and outstanding 621,276 and 618,514 shares	621	619
Additional paid-in capital	18,950	18,901
Accumulated other comprehensive loss	(1,000)	(1,012)
Retained earnings	2,067	2,319

Total stockholders' equity	20,638	20,827

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,842	56,048

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$200	211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,208	369
Deferred income taxes	115	40
Provision for uncollectible accounts	56	20
Long-term debt (premium) discount amortization	(28)	—
Changes in current assets and current liabilities:
Accounts receivable	18	25
Accounts payable	(198)	(1)
Accrued income and other taxes	80	96
Other current assets and other current liabilities, net	156	32
Retirement benefits	(75)	(110)
Changes in other noncurrent assets and liabilities	47	(15)
Other, net	4	3

Net cash provided by operating activities	1,583	670

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(678)	(211)
Other, net	15	3

Net cash used in investing activities	(663)	(208)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,032	—
Payments of long-term debt	(849)	(3)
Net payments on credit facility	(277)	(145)
Dividends paid	(452)	(222)
Net proceeds from issuance of common stock	35	19
Repurchase of common stock	(11)	(15)
Other, net	3	1

Net cash provided by (used in) financing activities	481	(365)

Effect of exchange rate changes on cash and cash equivalents	1	—

Net increase in cash and cash equivalents	1,402	97
Cash and cash equivalents at beginning of period	128	173

Cash and cash equivalents at end of period	$1,530	270

Supplemental cash flow information:
Income taxes paid, net	$(1)	(5)
Interest paid (net of capitalized interest of $9 and $3)	(244)	(70)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$619	305
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	1

Balance at end of period	621	306

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,901	6,181
Issuance of common stock through dividend reinvestment, incentive and benefit plans	33	18
Shares withheld to satisfy tax withholdings	(11)	(15)
Share-based compensation and other, net	27	16

Balance at end of period	18,950	6,200

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance at beginning of period	(1,012)	(141)
Other comprehensive income	12	2

Balance at end of period	(1,000)	(139)

RETAINED EARNINGS
Balance at beginning of period	2,319	3,302
Net income	200	211
Dividends declared	(452)	(222)

Balance at end of period	2,067	3,291

TOTAL STOCKHOLDERS' EQUITY	$20,638	9,658

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011 and Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011.

(1)   Basis of Presentation

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

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. These subsidiaries include Savvis, since we acquired it on July 15, 2011, and Qwest, since we acquired it on April 1, 2011. For more information on these acquisitions, see Note 2—Acquisitions. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        Our consolidated balance sheet as of December 31, 2011, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, or SEC; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first three months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

        To simplify the overall presentation of our financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income (expense), (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other financing activities.

        During the second quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current presentation. These revisions resulted in the reclassification of $31 million from selling, general and administrative to cost of services and products for the three months ended March 31, 2011. Our current definitions are as follows:

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

  •
  Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other expenses.

        These expense classifications may not be comparable to those of other companies.

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. For more information on our segments, see Note 9—Segment Information. These changes had no impact on total revenues, total operating expenses or net income for any period.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $15 million to $20 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had labor related to the same projects with its legacy systems and a corresponding estimated $15 million to $20 million decrease in operating expenses for the three months ended March 31, 2012. This change is expected to result in an estimated operating expense reduction of approximately $60 million to $80 million for the year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $9 million to $12 million, or $0.01 to $0.02 per basic and diluted common share, for the three months ended March 31, 2012 and is expected to increase net income by approximately $36 million to $48 million, or $0.06 to $0.08 per basic and diluted common share, for the year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives and net salvage value for certain telecommunications equipment. These changes resulted in additional depreciation expense of approximately $10 million during the first quarter of 2012 and are expected to result in additional depreciation expense of approximately $40 million for the year ending December 31, 2012. This additional depreciation, net of tax, reduced net income by approximately $6 million, or $0.01 per basic and diluted common share, for the three months ended March 31, 2012 and is expected to reduce net income by approximately $24 million, or approximately $0.04 per basic and diluted common share, for the year ending December 31, 2012.

(2)   Acquisitions

Acquisition of Savvis

        On July 15, 2011, we acquired all of the outstanding common stock of Savvis, a provider of cloud hosting, managed hosting, colocation and network services in domestic and foreign markets. We believe this acquisition enhances our ability to provide information technology services to our existing business customers and strengthens our opportunities to attract new business customers in the future. Each share of Savvis common stock outstanding immediately prior to the acquisition converted into the right to receive $30 per share in cash and 0.2479 shares of CenturyLink common stock. The aggregate consideration of $2.382 billion was based on:

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

        Upon completing the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest, and paid related transaction expenses totaling $15 million. The cash payments required on or about the closing date were funded using existing cash balances, which included the net proceeds from our June 2011 issuance of senior notes with an aggregate principal amount of $2.0 billion.

        We have recognized the assets and liabilities of Savvis based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the second quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at March 31, 2012.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the assets acquired and liabilities assumed by $1.343 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration:

July 15, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$214
Property, plant and equipment	1,377
Identifiable intangible assets:
Customer relationships	739
Other	51
Other noncurrent assets	27
Current liabilities, excluding current maturities of long-term debt	(129)
Current maturities of long-term debt	(38)
Long-term debt	(840)
Deferred credits and other liabilities	(362)
Goodwill	1,343

Aggregate consideration	$2,382

        During the first quarter of 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Savvis consideration for changes to our original estimates of the fair value of certain customer relationships, capital leases, leasehold improvements and deferred tax liabilities at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Our July 15, 2011, customer relationships decreased $55 million, our property, plant and equipment increased $42 million and our deferred credits and other liabilities decreased by $26 million due to these revisions in our estimates. The adjustment to intangible assets and property, plant and equipment valuations and the resulting application of depreciation and amortization expense did not result in a material change to previously reported depreciation and amortization expense. Goodwill decreased by $14 million as an offset to the above mentioned changes.

Acquisition of Qwest

        On April 1, 2011, we acquired all of the outstanding common stock of Qwest, a provider of data, Internet, video and voice services nationwide and globally. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. As of the acquisition date, Qwest served approximately 9.0 million access lines and approximately 3.0 million broadband subscribers across 14 states. Each share of Qwest common stock outstanding immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration of $12.273 billion was based on:

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

        In the first quarter of 2012, we completed our valuation of the fair value of Qwest's assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.123 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$2,121
Property, plant and equipment	9,529
Identifiable intangible assets:
Customer relationships	7,558
Capitalized software	1,702
Other	189
Other noncurrent assets	390
Current liabilities, excluding current maturities of long-term debt	(2,426)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,238)
Goodwill	10,123

Aggregate consideration	$12,273

*
Includes estimated fair value of $1.194 billion for accounts receivable which had gross contractual value of $1.274 billion on April 1, 2011. The $80 million difference between the gross contractual value and the estimated fair value assigned represents our best estimate as of April 1, 2011 of contractual cash flows that would not be collected.

        During the first quarter 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Identifiable intangible assets decreased due to a $67 million decrease in our customer relationships valuation. Property, plant and equipment decreased by $25 million primarily from a revision to our valuation of our buildings. Deferred credits and other liabilities decreased by $63 million primarily from changes in tax liabilities and a revision to one of our lease valuations. Goodwill increased by $17 million as an offset to the above mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously reported amounts.

        On the acquisition date, we assumed several of the contingencies of Qwest. For more information on our contingencies, see Note 10—Commitments and Contingencies.

References to Acquired Businesses

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively.

Combined Pro Forma Operating Results

        For the three months ended March 31, 2012, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Qwest and Savvis of $2.7 billion and $266 million, respectively. The addition of Qwest and Savvis post-acquisition operations did not contribute significantly to our consolidated net income.

        The following unaudited pro forma financial information for the first quarter of 2011 presents the combined results of CenturyLink as if the Qwest and Savvis acquisitions had been consummated as of January 1, 2010.

	Three Months Ended March 31,
	Actual	Pro Forma
	2012	2011
	(Dollars in millions)
Operating revenues	$4,610	4,737
Net income	200	275
Basic earnings per common share	.32	.45
Diluted earnings per common share	.32	.44

        This pro forma information reflects certain adjustments to previously reported historical operating results, consisting of primarily:

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

  •
  the related income tax effects.

        The pro forma information does not necessarily reflect the actual results of operations had the Qwest and Savvis acquisitions been consummated at January 1, 2010, nor is it necessarily indicative of future operating results. The pro forma information does not adjust for integration costs incurred by us, Qwest and Savvis during 2011 (which are further described elsewhere in this report) or integration costs to be incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions.

        For the three months ended March 31, 2012 and 2011 we incurred acquisition related expenses, consisting primarily of integration and severance related expenses, of $39 million and $35 million, respectively. The total amounts of these expenses are recognized in our costs of services and products and selling, general and administrative expenses.

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$21,726	21,726

Customer relationships, less accumulated amortization of $1,639 and $1,337	$7,937	8,239

Indefinite-life intangible assets	422	418
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $553 and $441	1,559	1,622
Tradenames and patents, less accumulated amortization of $90 and $73	180	199

Total other intangible assets, net	$2,161	2,239

        Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions. As of March 31, 2012, the net carrying amounts of goodwill, customer relationships and other intangible assets included preliminary estimates of $2.074 billion as a result of our acquisition of Savvis. We expect to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the second quarter of 2012.

        We attributed our goodwill balances to our segments as follows:

March 31, 2012
(Dollars in millions)
Regional markets	$11,799
Business markets	5,323
Wholesale markets	3,261
Savvis operations	1,343

Total goodwill	$21,726

        In the first quarter of 2012, we announced we were restructuring our operating segments effective April 1, 2012. We believe that changing the composition of our segments will result in changes to our attribution of goodwill to our segments. For additional information on the announced change in composition of our segments, see Note 9—Segment information.

        We amortize customer relationships over estimated lives ranging from 10 years to 12.5 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software, which consists primarily of assets obtained from the Qwest acquisition, using the straight-line method over estimated lives ranging up to seven years. Approximately $237 million of our capitalized software, net, represents costs to develop an integrated billing and customer care system and is being amortized over a 20 year period. We amortize tradenames and patent assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        Total amortization expense for intangible assets for the three months ended March 31, 2012 and 2011 was $430 million and $54 million, respectively. During the three months ended March 31, 2012, our intangible amortization expense included $17 million related to the Savvis acquisition and $363 million for the Qwest acquisition.

(4)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	March 31, 2012	December 31, 2011
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.875%	2012 - 2042	$6,568	4,518
Credit facility(1)	2.550% - 4.500%	2017	—	277
Subsidiaries
Qwest
Senior notes and debentures	6.875% - 8.000%	2014 - 2043	5,032	5,832
Other notes(2)	6.500% - 8.375%	2013 - 2051	5,628	5,628
Embarq Corporation
Senior notes	6.738% - 7.995%	2013 - 2036	4,013	4,013
First mortgage bonds	6.875% - 8.770%	2013 - 2025	322	322
Other	6.750% - 9.000%	2013 - 2019	200	200
Other subsidiary notes
First mortgage notes	2.000% - 10.000%	2012 - 2018	62	65
Capital lease and other obligations	Various	Various	811	712
Unamortized premiums and other, net			231	269

Total long-term debt			22,867	21,836
Less current maturities			(2,200)	(480)

Long-term debt, excluding current maturities			$20,667	21,356

(1)
The information presented here illustrates the interest rate and maturity on our credit facility as amended on April 6, 2012. For more information on our amended credit facility, see Note 12—Subsequent Events.

(2)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, which rate is re-measured every three months. As of the most recent measurement date of March 15, 2012, the rate for these notes was 3.724%, which is not included in the range of rates stated above.

New Issuances

        On March 12, 2012, CenturyLink, Inc. issued $650 million aggregate principal amount of 7.65% Senior Notes due 2042 in exchange for net proceeds, after deducting underwriting discounts, of approximately $644 million. The notes are unsecured obligations and may be redeemed at any time.

        On March 12, 2012, CenturyLink, Inc. issued $1.4 billion aggregate principal amount of 5.80% Senior Notes due 2022 in exchange for net proceeds, after deducting underwriting discounts, of approximately $1.388 billion. These notes are unsecured obligations and may be redeemed at any time.

Repayments

        On March 1, 2012, our subsidiary, Qwest Communications International Inc ("QCII"), redeemed $800 million of its 7.50% Notes due February 15, 2014, which resulted in an immaterial gain.

Covenants

        As of March 31, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Other

        See Note 12—Subsequent Events for other recent transactions affecting our long-term debt.

(5)   Severance and Leased Real Estate

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our regional markets, business markets or wholesale markets segments.

        In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which Qwest had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in "accrued expenses and other liabilities-other" and report the noncurrent portion in "deferred credits and other liabilities-other" in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations.

        As of March 31, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $30 million and $27 million, respectively, and the noncurrent portion was $120 million and $126 million, respectively. The remaining lease terms range from 0.1 years to 13.8 years, with a weighted average of 9.3 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011	$37	153
Accrued to expense	57	1
Payments, net	(29)	(4)
Reversals and adjustments	(3)	—

Balance at March 31, 2012	$62	150

(6)   Employee Benefits

        Net periodic pension (benefit) expense included the following components:

	Pension Plans
	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Service cost	$22	8
Interest cost	156	59
Expected return on plan assets	(212)	(73)
Recognition of prior service cost	1	1
Recognition of actuarial loss	8	4

Net periodic pension benefit	$(25)	(1)

        Net periodic post-retirement expense included the following components:

	Post-Retirement Plans
	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Service cost	$6	3
Interest cost	43	8
Expected return on plan assets	(11)	(1)
Recognition of prior service cost	—	(1)

Net periodic post-retirement expense	$38	9

        We report net periodic pension benefit and net periodic post-retirement expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(7)   Earnings per Common Share

        Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions, except per share amounts shares in thousands)
Income (Numerator):
Net income	$200	211
Earnings applicable to non-vested restricted stock	—	(2)

Net income applicable to common stock for computing basic earnings per common share	200	209

Net income as adjusted for purposes of computing diluted earnings per common share	$200	209

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	619,740	305,384
Non-vested restricted stock	(2,544)	(2,009)
Non-vested restricted stock units	1,012	457

Weighted average shares outstanding for computing basic earnings per common share	618,208	303,832
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13
Shares issuable under incentive compensation plans	2,129	634

Number of shares as adjusted for purposes of computing diluted earnings per common share	620,350	304,479

Earnings per common share:
Basic	$.32	.69
Diluted	$.32	.69

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 1.3 million and 1.7 million for the three months ended 2012 and 2011, respectively.

(8)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt, excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used.

        We determined the fair values of our long-term debt, including the current portion, based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates.

        The three input levels in the hierarchy of fair value measurements are defined by the Financial Accounting Standards Board generally as follows:

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		March 31, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investments securities	3	$59	59	73	73
Liabilities—Long-term debt excluding capital lease obligations	2	22,056	23,093	21,124	22,052

        Our investment securities consist of auction rate securities maturing in 2033 and 2035 that are not actively traded in liquid markets. We have designated these securities as available for sale and, accordingly, we report them on our balance sheet under our "goodwill and other assets—other" line item at fair value on a recurring basis. We estimated the fair value of these securities at March 31, 2012 using a probability-weighted cash flow model that considers the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer. On January 24, 2012, we sold $17 million of these securities, which resulted in an immaterial gain.

(9)   Segment Information

        During the three months ended March 31, 2012, our business was organized into the following operating segments:

  •
  Regional markets.  Consists generally of providing strategic and legacy products and services to residential consumers, small to medium-sized businesses and regional enterprise customers. Our strategic products and services offered to these customers include our private line, broadband, Multi-Protocol Label Switching ("MPLS"), hosting, and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business markets.  Consists generally of providing strategic and legacy products and services to enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting, and video services. Our legacy services offered to these customers include local and long-distance service;

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

        In the first quarter of 2012, we announced we were restructuring our operating segments effective April 1, 2012. We will consolidate our operations serving our business and government customers into two organizations. National and international business markets customers, all Savvis customers (except as noted below) and federal government customers will be served by the new enterprise markets group which we intend on managing in two segments: the network services segment and the data hosting services segment. Large business customers and state and local government customers in our local service area will be served by the existing regional markets segment. Wholesale customers currently in our Savvis operations segment will be served by the wholesale markets segment after our restructuring.

        Segment information is summarized below:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Total segment revenues	$4,344	1,565
Total segment expenses	1,990	582

Total segment income	$2,354	983

Total margin percentage	54%	63%
Regional markets:
Revenues	$2,204	1,119
Expenses	922	433

Income	$1,282	686

Margin percentage	58%	61%
Business markets:
Revenues	$917	64
Expenses	581	28

Income	$336	36

Margin percentage	37%	56%
Wholesale markets:
Revenues	$957	382
Expenses	278	121

Income	$679	261

Margin percentage	71%	68%
Savvis operations:
Revenues	$266	—
Expenses	209	—

Income	$57	—

Margin percentage	21%	—

        We categorize our products and services into the following four categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, hosting (including cloud hosting and managed hosting), colocation, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), video (including resold satellite and our facilities-based video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Other, which consists primarily of USF revenue and surcharges.

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Strategic services	$2,056	539
Legacy services	2,143	995
Data integration	145	31
Other	266	131

Total operating revenues	$4,610	1,696

        Other operating revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $135 million and $30 million for the three months ended March 31, 2012 and 2011, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented above.

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

        During the first quarter of 2012, as we transitioned certain of Qwest's legacy systems to our historical company systems, we have updated how we report our direct expenses and have updated our methodology for how we allocate our expenses to our segments. Specifically, we no longer include certain fleet expenses for our regional markets segment in direct expenses; they are now allocated expenses in our regional markets, business markets and wholesale markets segments. In addition, we now more fully allocate network building rent and power expenses to our regional markets, business markets and wholesale markets segments. We have not recast our segment results for prior periods to reflect these changes in methodology, as it was deemed impracticable to do so.

        For Savvis operations, segment expenses incorporate the entire centrally-managed operations of our Savvis subsidiaries as we have yet to fully integrate them with our other segments. Consequently, all Savvis operations segment expenses have been categorized as direct expenses. We intend to continue to refine our expense methodology and begin allocating expenses to Savvis operations as we continue integrating it among our other segments during 2012.

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

        The following table reconciles segment income to net income:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Total segment income	$2,354	983
Other operating revenues	266	131
Depreciation and amortization	(1,208)	(369)
Other unassigned operating expenses	(758)	(281)
Other income (expense)	(323)	(125)
Income tax expense	(131)	(128)

Net income	$200	211

(10) Commitments and Contingencies

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

Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. In the first quarter of 2012, Sprint Nextel filed an appeal of this decision. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the Federal Communications Commission ("FCC"), and stayed the litigation. In April 2012, Sprint filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred revenue related to these matters as an adverse outcome is not probable based upon current circumstances.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,800 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. We have not accrued a liability for these matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability.

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on March 31, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $292 million based on the exchange rate on March 31, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. The time for appealing that decision has not expired.

        We have not accrued a liability for the above matters. With regard to the trustees' action, it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana (in both Illinois and Indiana there is a federal and a state court case), Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On December 9, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho, Montana and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

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

(11) Labor Union Contracts

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 14,000 or 73% of our union-represented employees are subject to collective bargaining agreements that expire throughout the remainder of 2012.

(12) Subsequent Events

Long-Term Debt

        On April 23, 2012, our subsidiary, Embarq Corporation ("Embarq") redeemed the remaining $200 million of its 6.738% Notes due 2013, which resulted in an immaterial loss.

        On April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying quarterly interest based upon either the London Interbank

Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries.

        On April 18, 2012, our subsidiary, Qwest Corporation ("QC"), completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million, which we will recognize in the second quarter of 2012.

        As of March 31, 2012, we had available a four-year $1.7 billion revolving credit facility, which was scheduled to expire in January 2015. On April 6, 2012, we amended and restated this revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $177 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest will be assessed on future borrowings using either LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII and one of QCII's wholly-owned subsidiaries. As of March 31, 2012 and April 6, 2012, there were no outstanding borrowings under the Credit Facility.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date.

        On April 2, 2012, Embarq completed a cash tender offer to purchase a portion of its $528 million of 6.738% Notes due 2013 and its $2.0 billion of 7.082% Notes due 2016. With respect to its 6.738% Notes due 2013, Embarq received and accepted tenders of approximately $328 million aggregate principal amount of these notes, or 62%, for $360 million including a premium, fees and accrued interest. With respect to its 7.082% Notes due 2016, Embarq received and accepted tenders of approximately $816 million aggregate principal amount of these notes, or 41%, for $944 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $144 million, which we will recognize during the second quarter of 2012.

        On April 16, 2012, QCII committed to redeem on May 17, 2012 all $500 million of its 7.50% Notes due 2014 at a redemption price equal to100% of the principal amount redeemed plus accrued interest to the redemption date, which we expect will result in an immaterial gain.

Property, Plant and Equipment

        On April 2, 2012, QC sold an office building for $137 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale will be deferred and recognized as a reduction to rent expense over the 10 year lease term.

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

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See "Risk Factors" in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the first three months of the year are not indicative of the results of operations that might be expected for the entire year.

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless, and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers and security monitoring. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        As of March 31, 2012, we operated 14.4 million access lines in 37 states, and served 5.6 million broadband subscribers. During 2011, we updated our methodology for counting access lines and broadband subscribers. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting access lines may not be comparable to those of other companies. We also operate 51 data centers throughout North America, Europe and Asia.

        Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries. These subsidiaries include Savvis beginning July 15, 2011, and Qwest beginning April 1, 2011. For more information, see Note 2—Acquisitions. Due to the significant size of these acquisitions, direct comparisons of our results of operations for the three months ended March 31, 2012 to the three months ended March 31, 2011 are less meaningful than usual. We discuss below, under "Segment Results", certain trends that we believe are significant to the combined company.

        We have recognized the assets and liabilities of Savvis based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the second quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at March 31, 2012.

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Savvis acquisition as "Legacy Savvis" and the Qwest acquisition as "Legacy Qwest." Due to the magnitude of our recent acquisitions in relation to Legacy CenturyLink operations, in the combined company variance discussions below we have separately reflected the impacts of both the Legacy Qwest and Legacy Savvis operations for enhanced visibility, although we actively manage the combined company through our four segments, as discussed further below.

        We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq Corporation ("Embarq") in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations as summarized below.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$4	13
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	1

	$4	14

Selling, general and administrative:
Integration and other expenses associated with acquisitions	$9	19
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	26	2

	$35	21

        This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate that, in relation to our Qwest acquisition, we will incur approximately $800 million to $1 billion of operating expenses associated with transaction and integration costs (which includes approximately $429 million of cumulative expenses incurred through March 31, 2012) and approximately $200 million of capital expenditures associated with integration activities (which includes approximately $32 million of cumulative capital expenditures incurred through March 31, 2012).

        Our business is organized into the following operating segments:

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

  •
  Wholesale markets, which consists primarily of providing products and services to other communications providers; and

  •
  Savvis operations, which consists primarily of providing hosting and network services primarily to business customers provided by Legacy Savvis. The business markets segment currently provides some of the same services as our Savvis operations segment.

        We report financial information separately for each of these segments; however, our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis. As we continue to integrate our recent acquisitions, we plan to make further changes to the way we assess performance and make decisions about allocating resources, which will likely change our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 9—Segment Information and "Results of Operations—Segment Results" below.

        In the first quarter of 2012, we announced we were restructuring our operating segments effective April 1, 2012. We will consolidate our operations serving our business and government customers into two organizations. National and international business markets customers, all Savvis customers (except as noted below) and federal government customers will be served by the new enterprise markets group which we intend on managing in two segments: the network services segment and the data hosting services segment. Large business customers and state and local government customers in our local service area will be served by the existing regional markets segment. Wholesale customers currently in our Savvis operations segment will be served by the wholesale markets segment after our restructuring.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three months ended March 31, 2012 and 2011, presented in a manner that we believe will be useful for understanding the relevant trends affecting our business. Our operating results include operations of Savvis for periods after July 15, 2011, and Qwest for periods after April 1, 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions except per share amounts)
Operating revenues	$4,610	1,696
Operating expenses	3,956	1,232

Operating income	654	464
Other income (expense)	(323)	(125)
Income tax expense	131	128

Net income	$200	211

Employees (as of March 31)	47,900	20,300
EARNINGS PER COMMON SHARE
Basic	$.32	.69
Diluted	$.32	.69

        The following table summarizes our operational metrics:

	March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Total
Operational metrics:
Broadband subscribers	5,643	2,403	104	3,136	3,240
Access lines	14,379	6,382	(416)	8,413	7,997

        During the last several years, we have experienced revenue declines (excluding the impact of acquisitions) primarily due to declines in access lines, intrastate access rates and minutes of use. Prior to its acquisition, Qwest had experienced similar declines in its revenues. To mitigate these declines, we remain focused on efforts to, among other things:

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

  Operating Revenues

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access which we market to business customers who require dedicated equipment to transmit large amounts of data between sites), broadband, hosting (including cloud hosting and managed hosting), colocation, Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), video (including resold satellite and our facilities-based video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Other, which consists primarily of universal service fund ("USF") revenue and surcharges.

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$2,056	539	44	1,207	266	1,517
Legacy services	2,143	995	(100)	1,248	—	1,148
Data integration	145	31	(2)	116	—	114
Other	266	131	3	132	—	135

Total operating revenues	$4,610	1,696	(55)	2,703	266	2,914

        Total operating revenues increased due to our acquisitions of Qwest and Savvis. Legacy CenturyLink operating revenues decreased $55 million, or 3.2%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease was primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. At March 31, 2012, we had 14.4 million access lines, of which 8.4 million were in Legacy Qwest's markets. Access lines in our Legacy CenturyLink markets declined to 6.0 million at March 31, 2012 from 6.4 million at March 31, 2011, a decrease of 6.7%. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.9% and 6.6% in 2012. Our legacy services revenues were also negatively impacted in 2012 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Private line and broadband services accounted for a majority of the growth in strategic services revenues.

        Further analysis of our operating revenues by segment is provided below in "Segment Results."

  Operating Expenses

        As discussed in Note 1—Basis of Presentation, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and have reclassified prior period amounts to conform to our new definitions. Our operating expenses increased substantially in comparison to 2011 primarily due to our acquisitions of Qwest and Savvis.

        The following tables summarize our operating expenses:

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,877	626	29	1,082	140	1,251
Selling, general and administrative	871	237	82	483	69	634
Depreciation and amortization	1,208	369	23	741	75	839

Total operating expenses	$3,956	1,232	134	2,306	284	2,724

        As discussed in the "overview" section, our operating expenses for the three months ended March 31, 2012 included substantial severance and integration costs related to the Qwest and Savvis acquisitions, as well as significant acquisition accounting adjustments to depreciation and amortization expense (see Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets).

        Cost of services and products for Legacy CenturyLink operations increased slightly for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to increased costs associated with expanding our facilities-based video infrastructure.

        Legacy CenturyLink selling, general and administrative expenses increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to increased salaries and wages and employee benefits. There was also a slight increase in bad debt expense for the first quarter of 2012 compared to the first quarter of 2011.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $15 million to $20 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had labor related to the same projects with its legacy systems and a corresponding estimated $15 million to $20 million decrease in operating expenses for the three months ended March 31, 2012. This change is expected to result in an estimated operating expense reduction of approximately $60 million to $80 million for the year ending December 31, 2012.

        Excluding the effects of the acquisitions of Qwest and Savvis, depreciation expense for Legacy CenturyLink increased primarily due to the impact of changes to our estimates of the economic lives of certain telecommunications equipment.

        Further analysis of our operating expenses by segment is provided below in "Segment Results."

  Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(343)	(128)	40	169	6	215
Other income	20	3	8	9	—	17

Total other income (expense)	$(323)	(125)	32	160	6	198

Income tax expense	131	128	nm	nm	nm	3

nm—Attributing changes in income tax expense to the acquisitions of Savvis, Qwest and Embarq is considered not meaningful.

  Interest Expense

        Interest expense increased primarily due to debt assumed in the Qwest acquisition and incurred subsequent to that acquisition. See Note 4—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about our debt.

        Interest expense for Legacy CenturyLink increased $40 million, or 31.3%, during the first quarter of 2012 compared to the first quarter of 2011 primarily due to interest on our $2 billion aggregate principal amount of senior notes that we issued in June 2011 to finance the Savvis acquisition, partially offset by principal repayments made during 2011 and the first quarter of 2012.

  Other Income

        Other income reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and foreign currency gains and losses. Other income increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to the gain on the redemption of QCII's 7.50% Notes due in 2014 and a gain on the sale of our auction rate securities. See Note 4—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about our debt.

  Income Tax Expense

        For the three months ended March 31, 2012 and 2011, our pre-tax income and our income tax expense was relatively unchanged.

Segment Results

        Segment information is summarized below:

	Three Months Ended March 31,
	2012	2011
	(Dollars in millions)
Total segment revenues	$4,344	1,565
Total segment expenses	1,990	582

Total segment income	$2,354	983

Total margin percentage	54%	63%
Regional markets:
Revenues	$2,204	1,119
Expenses	922	433

Income	$1,282	686

Margin percentage	58%	61%
Business markets:
Revenues	$917	64
Expenses	581	28

Income	$336	36

Margin percentage	37%	56%
Wholesale markets:
Revenues	$957	382
Expenses	278	121

Income	$679	261

Margin percentage	71%	68%
Savvis operations:
Revenues	$266	—
Expenses	209	—

Income	$57	—

Margin percentage	21%	—

        In connection with the reorganization of our segments during 2011, we also revised the way we categorize our segment revenues and segment expenses. Our major categories of products and services are strategic services, legacy services, data integration and other, each of which is described in more detail in "Operating Revenues" above. We report our segment expenses for regional markets, business markets and wholesale markets as follows:

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

        During the first quarter of 2012, as we transitioned certain of Qwest's legacy systems to our historical company systems, we have updated how we report our direct expenses and have updated our methodology for how we allocate our expenses to our segments. Specifically, we no longer include certain fleet expenses for our regional markets segment in direct expenses; they are now allocated expenses in our regional markets, business markets and wholesale markets segments. In addition, we now more fully allocate network building rent and power expenses to our regional markets, business markets and wholesale markets segments. We have not recast our segment results for prior periods to reflect these changes in methodology, as it was deemed impracticable to do so.

        For Savvis operations, segment expenses incorporate the entire centrally-managed operations of our Savvis subsidiaries as we have yet to fully integrate them with our other segments. Consequently, all Savvis operations segment expenses have been categorized as direct expenses. We intend to continue to refine our expense methodology in conjunction with the reorganization of our operating segments as discussed earlier.

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

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our strategic revenues.

  •
  Facilities-based video expenses.  As we continue to expand our facilities-based video service infrastructure, we are incurring start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain.

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

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not significantly contribute to our strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer from time to time limited time promotions on our broadband service, which we believe further aids our ability to attract and retain customers and increase usage of our services.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following table summarizes the results of operations from our regional markets segment:

	Regional Markets Segment
	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$764	315	15	434	449
Legacy services	1,411	777	(57)	691	634
Data integration	29	27	—	2	2

Total revenues	2,204	1,119	(42)	1,127	1,085

Segment expenses:
Direct	903	447	1	455	456
Allocated	19	(14)	21	12	33

Total expenses	922	433	22	467	489

Segment income	$1,282	686	(64)	660	596

Segment margin percentage	58%	61%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our regional markets segment income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

  Segment Revenues

        Excluding 2012 revenues attributable to the Qwest acquisition, regional markets revenues decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Growth in strategic services revenues did not fully offset a decline in legacy services revenues. The higher amounts of strategic services revenues are due principally to volume increases in our facilities-based video and increases in the number of broadband subscribers. Legacy services revenues decreased primarily due to declines in local and long-distance services associated with access line losses resulting from competitive pressures.

  Segment Expenses

        Regional markets expenses, exclusive of Legacy Qwest expenses, increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily due to increased allocated expenses, while direct expenses remained flat. Allocated expenses increased primarily due to our updated methodology of allocating expenses to our segments during the first quarter of 2012. As described above, we now more fully allocate network building rent and power expenses, which accounted for the increase in our allocated expenses. Our regional markets segment incurs expenses to support the network on behalf of our business markets and wholesale markets operations. These expenses are reported as direct expenses in our regional markets segment and allocated to business markets and wholesale markets through our expense allocation methodology.

  Business Markets

        The operations of our business markets segment have been impacted by several significant trends, including those described below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Strategic services.  Our mix of total segment revenues continues to migrate from legacy services to strategic services as our enterprise and government customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, hosting, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect overall revenues from these services to grow.

  •
  Legacy services.  We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal government customers.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our productivity improvements while achieving operational efficiencies and improving our processes through automation. We also expect our business markets segment to benefit indirectly from efficiencies in our company-wide network operations.

        The following table summarizes the results of operations from our business markets segment:

	Business Markets Segment
	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$450	14	2	434	436
Legacy services	351	46	(4)	309	305
Data integration	116	4	(2)	114	112

Total revenues	917	64	(4)	857	853

Segment expenses:
Direct	244	1	5	238	243
Allocated	337	27	14	296	310

Total expenses	581	28	19	534	553

Segment income	$336	36	(23)	323	300

Segment margin percentage	37%	56%

  Segment Income

        The acquisition of Qwest on April 1, 2011 substantially increased the scale of our business markets segment, resulting in an increase in our segment income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Our segment margin percentage declined in 2012 as a result of a change in product mix as more services are now provided outside of our local service area. Legacy Qwest operations accounted for 93.4% of our business markets segment revenues for the three months ended March 31, 2012.

  Segment Revenues

        Legacy CenturyLink business markets revenues decreased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. This decrease primarily reflected lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of data integration equipment. Growth in our strategic services revenues was not enough to offset the decreases in our legacy services and data integration revenues.

  Segment Expenses

        Legacy CenturyLink business markets expenses increased for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Direct expenses increased primarily due to increased employee related expenses resulting from a larger sales force in 2012. Allocated expenses increased due to an increased allocation of network and facilities expenses along with additional network building rent and power expenses due to our updated methodology of allocating expenses as described above.

  Wholesale Markets

        The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Private line services (including special access).  Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we ultimately believe the growth in our fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, and bandwidth consumption grows, although the timing and magnitude of this technological migration is uncertain.

  •
  Access and local services revenues.  Our access and local services revenues have been and we expect will continue to be, adversely affected by regulation, technological migration, industry consolidation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale markets segment.

  •
  Long-distance services revenues.  Wholesale long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, declining demand for traditional voice services and industry consolidation.

        The following table summarizes the results of operations from our wholesale markets segment:

	Wholesale Markets Segment
	Three Months Ended March 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$576	210	27	339	366
Legacy services	381	172	(39)	248	209

Total revenues	957	382	(12)	587	575

Segment expenses:
Direct	47	32	2	13	15
Allocated	231	89	(2)	144	142

Total expenses	278	121	—	157	157

Segment income	$679	261	(12)	430	418

Segment margin percentage	71%	68%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our wholesale markets segment income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Segment income for our Legacy CenturyLink operations decreased slightly for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily reflecting declines in our legacy services revenues as discussed further below.

  Segment Revenues

        Excluding 2012 revenues attributable to the Qwest acquisition, wholesale markets revenues decreased for the three months ended March 31, 2012 as compared to the three months ended

March 31, 2011. This decrease reflects substantially lower revenues from legacy services, partially offset by growth in revenues from strategic services. The decrease in legacy services revenues reflects continuing declines in access, long-distance and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. Growth in strategic services revenues was due to increases in our private line and special access services revenues.

  Segment Expenses

        Wholesale markets expenses, exclusive of Legacy Qwest expenses, were flat for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Wholesale markets allocated expenses decreased due to a lower allocation of network and facilities expenses. This decrease was partially offset by the allocation of certain network building rent and power expenses due to our updated expense allocation methodology.

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

  •
  Managed hosting.  Managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, utility and computing storage, consulting and managed security services. We expect increasing pricing pressure on the managed hosting business from competing cloud computing offerings. However, we remain focused on expanding our managed hosting business, specifically in our cloud service offerings, which we believe is a key to growth. We believe that we have continued to strengthen our cloud position in the market by adding differentiating features to our cloud products.

  •
  Network services.  Network services are comprised of our managed network services, including managed VPN, hosting area network and bandwidth services. Segment income for these services has been relatively flat due to pricing pressures on VPN and bandwidth services, offset by increases in network services that support our colocation and managed hosting service offerings.

        The following table summarizes the operating results of Savvis operations for the three months ended March 31, 2012 as compared to March 31, 2011; which was prior to the July 15, 2011 acquisition date:

	Savvis Operations Segment
	Three Months Ended March 31,
			Increase / (Decrease)
	2012	2011
	(Dollars in millions)
Strategic services	$266	—	266

Segment expenses	209	—	209

Segment income	$57	—	57

Segment margin percentage	21%

  Segment Revenues

        Segment revenues for our Savvis operations were mainly derived from (i) colocation services of $103 million which were 38.7% of our segment revenues, (ii) managed hosting services of $99 million which were 37.2% of our segment revenues and (iii) network services of $64 million, which were 24.1% of our segment revenues.

  Segment Expenses

        Segment expenses attributed to Savvis operations were derived primarily from cost of services and products of $140 million, selling, general and administrative expenses of $69 million.

Liquidity and Capital Resources

Overview

        As of March 31, 2012, we held cash and cash equivalents of $1.530 billion compared to $128 million as of December 31, 2011 and had $1.7 billion available under our revolving credit facility, which is described further below. During the first quarter of 2012, we received net proceeds of $2.032 billion from the issuance of senior notes issued in anticipation of paying down portions of our long-term debt (including using a portion of these net proceeds to redeem $800 million of debt on March 1, 2012), causing our cash balances to be unusually high at March 31, 2012. We have generally relied on cash provided by operations and our revolving credit facility to fund our operating and capital expenditures, make our dividend payments and repay a portion of our maturing debt. Our operations have historically provided a stable source of cash flow that has helped us meet the needs of the business.

        As of March 31, 2012, we had a working capital deficit of $761 million, reflecting current liabilities of $5.643 billion and current assets of $4.882 billion, compared to a working capital deficit of $511 million as of December 31, 2011. The change in our working capital position is primarily due to $2.200 billion in current maturities of long-term debt as of March 31, 2012 compared to $480 million as of December 31, 2012, partially offset by increased cash balances due to proceeds from the issuance of debt as described above. We anticipate that our existing cash balances and net cash provided by operating activities, which were significantly enhanced by our acquisition of Qwest, will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw on our revolving credit facility as a source of liquidity if and when necessary.

        We currently expect to continue our current annual dividend of $2.90 per common share, subject to our board's discretion.

Debt and Other Financing Arrangements

        On April 23, 2012, Embarq redeemed the remaining $200 million of its 6.738% Notes due 2013, which resulted in an immaterial loss.

        On April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying quarterly interest based upon either the London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and Qwest Communications International Inc. ("QCII"), and one of QCII's wholly-owned subsidiaries.

        On April 18, 2012, our subsidiary, Qwest Corporation ("QC"), completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million, which we will recognize in the second quarter of 2012.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date.

        On April 2, 2012, Embarq completed a cash tender offer to purchase a portion of its $528 million of 6.738% Notes due 2013 and its $2.0 billion of 7.082% Notes due 2016. With respect to its 6.738% Notes due 2013, Embarq received and accepted tenders of approximately $328 million aggregate principal amount of these notes, or 62%, for $360 million including a premium, fees and accrued interest. With respect to its 7.082% Notes due 2016, Embarq received and accepted tenders of approximately $816 million aggregate principal amount of these notes, or 41%, for $944 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $144 million, which we will recognize in the second quarter of 2012.

        On March 12, 2012, CenturyLink, Inc. issued $650 million aggregate principal amount of 7.65% Senior Notes due 2042 in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $644 million. The notes are unsecured obligations and may be redeemed at any time.

        On March 12, 2012, CenturyLink, Inc. issued $1.4 billion aggregate principal amount of 5.80% Senior Notes due 2022 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $1.388 billion. The notes are also unsecured obligations and may be redeemed at any time.

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due February 15, 2014, which resulted in an immaterial gain.

        On April 16, 2012, QCII committed to redeem on May 17, 2012 all $500 million of its 7.50% Notes due 2014 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest to the redemption date, which we expect will result in an immaterial gain.

        As of March 31, 2012, we had available a four-year $1.7 billion revolving credit facility, which was scheduled to expire in January 2015. On April 6, 2012, we amended and restated this revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $177 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest will be assessed on future borrowings using either LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII and one of QCII's wholly-owned subsidiaries. As of March 31, 2012 and April 6, 2012, there were no outstanding borrowings under the Credit Facility. The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility, as defined and described below.

        Under the Credit Facility, we are subject to various covenants, including (i) covenants that restrict our ability to engage in certain asset sales, mergers or other fundamental changes or to incur liens and (ii) financial covenants that stipulate that we shall not permit our ratio of consolidated total funded debt to consolidated EBITDA to exceed 4.0 to 1.0 and the ratio of consolidated EBITDA to the sum of consolidated interest expense and preferred stock dividends to be less than 1.5 to 1.0. Our obligation to repay amounts outstanding may be accelerated upon specified events of default, including failures to make payments when due, defaults of obligations under certain other debt, breaches of representations, warranties or covenants, commencement of bankruptcy proceedings and certain other failures to discharge specified obligations or comply with specified laws. To the extent that our EBITDA is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 10—Commitments and Contingencies, our debt to EBITDA ratios under certain debt agreements will be adversely affected (with the above terms and ratios having the meanings and being calculated in the manner stipulated in the Credit Facility agreement). This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

        In April 2011, CenturyLink, Inc. entered into a $160 million uncommitted revolving letter of credit facility. As of March 31, 2012, our outstanding letters of credit totaled $129 million under this facility.

        As of March 31, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

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

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. Throughout 2012, we anticipate that our fiber investment, which includes fiber to the tower, or FTTT, will be slightly lower to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. Our plans are measured annually at December 31. As of December 31, 2011, the accounting unfunded status of pension and other post-retirement benefit obligations was $1.782 billion and $3.237 billion, respectively. See Note 6—Employee Benefits to our consolidated financial statements in Item 1 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plans are paid through a trust. We expect to make a cash contribution of approximately $70 million during the remaining nine months of 2012. We currently expect that required and voluntary contributions for 2013 will be approximately $500 million, based on current laws and circumstances. The actual amount of required contributions to our plans in 2013 and beyond will depend on earnings on plan investments, discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2011, the fair value of the trust assets was $693 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years, based on current circumstances. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on changes in projected health care costs, returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the currently held assets; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities (which include cash flows from Savvis and Qwest after their respective acquisition dates):

	Three Months Ended March 31,
			Increase / (Decrease)
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$1,583	670	913
Net cash used in investing activities	(663)	(208)	(455)
Net cash provided by (used in) financing activities	481	(365)	846

        Net cash provided by operating activities increased primarily due to the acquisition of Qwest and Savvis, which contributed net cash provided by operating activities of approximately $784 million and $56 million, respectively. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased primarily due to the acquisition of Qwest and Savvis, who each invested net cash of approximately $426 million and $89 million toward capital expenditures during the three months ended March 31, 2012.

        Net cash provided by financing activities increased primarily due to approximately $2.0 billion of net proceeds from the issuance of long-term debt. The increase was partially offset by increases of $846 million and $132 million in the amount of our payments on our long-term debt and credit facility, respectively. The increase was also offset by a $230 million increase in dividends paid for during the three months ended March 31, 2012 due to an increase in the number of outstanding shares.

Certain Matters Related to Acquisitions

        Qwest's pre-existing debt obligations consisted primarily of debt securities issued by QCII and two of its subsidiaries while Savvis' remaining debt obligations consist primarily of capital leases, all of which are now included in our consolidated debt balances. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.

        In accounting for the Qwest acquisition, we recognized Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt. Of this $693 million, $28 million was recognized during the three months ended March 31, 2012 and $8 million was extinguished in connection with the redemption and tender offer transactions summarized above under "—Debt and Other Financing Arrangements".

Other Matters

        We have cash management arrangements with certain of our principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly transferred to us in exchange for matching receivables. In accordance with generally accepted accounting principles, these receivables are eliminated as intercompany transactions. Although we periodically repay these receivables to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these receivables, which is not recognized on our consolidated balance sheets.

        We also are involved in various legal proceedings that could have a material effect on our financial position. See Note 10—Commitment and Contingencies for the current status of such legal proceedings, including matters involving Qwest.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" below. There were no substantial changes to our off-balance sheet arrangements or contractual obligations in the three months ended March 31, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of the successor date of March 31, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Other Information

        Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions of Savvis, Qwest and Embarq; our ability to successfully integrate the operations of Savvis, Qwest and Embarq into our operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use net operating loss carryovers of Qwest in projected amounts; the effects of changes in our assignment of the Savvis purchase price to identifiable assets or liabilities after the date hereof; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving us; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our July 2011 acquisition of Savvis, and our April 2011 acquisition of Qwest are described in greater detail in Item 1A of our Form 10-K for the year ended December 31, 2011, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See "Liquidity and Capital Resources—Market Risk" in Item 2 above for quantitative and qualitative disclosures about market risk.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of March 31, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in Note 10—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.

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

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of strategic services, including broadband, video (including resold satellite and our facilities-based video services) and wireless voice services provided by Verizon Wireless;

  •
  greater use of service bundles; and

  •
  acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our Savvis operations.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. Similarly, we cannot assure you that our new service offerings will be as successful as anticipated, or that we will be able to continue to grow through acquisitions. In addition, our reliance on services provided by others could constrain our flexibility, as described further below.

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

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, IT infrastructure or related systems, or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems (including our billing systems). As a communications and IT company, we face an added risk of a security breach or other significant disruption of our public networks or IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers. Moreover, as a communications and IT company, we face a heightened risk of a security breach or disruption from unauthorized access to our and our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.

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

  •
  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our customers' end-users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

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

        Any or all of the foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Similarly, the information technology services industry is responding to rapid changes in technologies. Further technological change could require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications industry has experienced substantial consolidation over the last 10-15 years, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. Similarly, our data center operations are materially reliant on leasing significant amounts of space from landlords and substantial amounts of power from utility companies, and being able to renew these arrangements from time to time on favorable terms. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. The notes to our consolidated financial statements included in this report describe these matters in additional detail.

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

  •
  the additional complexities of combining companies with different histories, regulatory restrictions, marketing strategies, product markets and customer bases, and initiating this process before we had fully completed the integration of our operations with those of Embarq;

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

Our final determinations of the acquisition date fair value of the assets and liabilities acquired from Savvis may be significantly different from our current estimates, which could have a material adverse effect on our operating results.

        We have recognized the assets and liabilities of Savvis based on our preliminary estimates of the acquisition date fair values. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final valuation analysis. We expect to complete our final fair value determinations no later than the second quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on our operating results.

The Qwest and Embarq acquisitions changed the profile of our local exchange markets to include more large urban areas, with which we have limited operating experience.

        Prior to the Embarq acquisition, we provided local exchange telephone services to predominantly rural areas and small to mid-size cities. Embarq's local exchange markets included Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, and we have operated these more dense markets only since mid-2009. Qwest's markets included Phoenix, Arizona, Denver, Colorado, Minneapolis-St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon. Compared to our legacy markets, these urban markets, on average, are substantially denser and have experienced greater access line losses in recent years. While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we cannot assure you of this. Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets, or are required to be changed or abandoned to adjust to differences in these larger markets.

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

        Through the acquisitions of Qwest and Savvis, we have added a significant number of data center facilities, which are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs. As energy costs increase, we may not always be able to pass on the increased costs of energy to our clients, which could harm our business. Power and cooling requirements at our data centers are also increasing as a result of the increasing power demands of today's servers. Since we rely on third parties to provide our data centers with power sufficient to meet our clients' power needs, our data centers could have a limited or inadequate amount of electrical resources. Our clients' demand for power may also exceed the power capacity in older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our clients and hinder our ability to run our data centers, which could harm our business.

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

Our acquisitions of Qwest and Savvis have increased our exposure to the risks of operating internationally.

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

        As described in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against us, as described in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.

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

        General.    We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements and interpretations under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing amounts owed to us for carrying VoIP traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        Risks associated with recent changes in federal regulation.    On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale markets segment, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings at this time.

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

        Risks posed by other regulations.    All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

        Beginning in 1996, Congress and the FCC have taken several steps that have resulted in increased competition among communications service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect any changes in interpretation of the Telecommunications Act of 1996 may ultimately have on us and our competitors. We could be adversely affected by programs or initiatives recently undertaken by Congress or the FCC, including (i) the federal broadband stimulus projects authorized by Congress in 2009; (ii) the FCC's 2010 National Broadband Plan; (iii) new "network neutrality" rules; (iv) the proposed broadband "Connect America" replacement support fund, and (v) the FCC's above-described October 27, 2011 order.

We may be liable for the material that content providers distribute over our network.

        The law relating to the liability of private network operators for information carried on, stored or disseminated through their networks is still unsettled. As such, we could be exposed to legal claims relating to content disseminated on our networks. Claims could challenge the accuracy of materials on our network, or could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.

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

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Affecting our Liquidity

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We continue to carry significant debt. As of March 31, 2012, our consolidated debt was approximately $22.9 billion. Approximately $5.5 billion of our debt obligations comes due over the next three years. While we currently believe that we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or the condition of the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, or if we engage in any acquisitions or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Our significant levels of debt can adversely affect us in several other respects, including (i) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs, (ii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets, (iv) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        Certain of our debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about our credit facility.

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

Adverse changes in the value of assets or obligations associated with our qualified pension plans could negatively impact our liquidity.

        The funded status of our qualified pension plans is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plans was $1.7 billion as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we expect to make a cash contribution of approximately $70 million during the remaining nine months of 2012 and (ii) we expect that required and voluntary contributions for 2013 will be approximately $500 million. The actual amount of required contributions to our plans in 2013 and beyond will depend on earnings on plan investments, discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

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

        We have a significant amount of indebtedness that we intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, QC or both. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, we cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce debt obligations.

Other Risks

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Approximately 14,000 of our union-represented employees are subject to collective bargaining agreements that expire throughout the remainder of 2012. We cannot predict the outcome of these negotiations.

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

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the first quarter of 2012 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January 2012	8,548	$36.85	N/A	N/A
February 2012	96,427	$39.32	N/A	N/A
March 2012	176,347	$39.25	N/A	N/A

Total	281,322

N/A—not applicable

Item 6.    Exhibits

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 26, 2008, by and among CenturyLink, Inc., Embarq Corporation and Cajun Acquisition Company (incorporated by reference to Exhibit 99.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on October 30, 2008).

2.2	Agreement and Plan of Merger, dated as of April 21, 2010, by and among CenturyLink, Inc., its subsidiary SB44 Acquisition Company, and Qwest Communications International Inc. (incorporated by reference to Exhibit 2.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 27, 2010).

2.3	Agreement and Plan of Merger, dated as of April 26, 2011, by and among CenturyLink, Inc., SAVVIS, Inc. and Mimi Acquisition Company (incorporated by reference to Exhibit 2.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 27, 2011).

3.1	Amended and Restated Articles of Incorporation of CenturyLink, Inc., as amended through May 21, 2010 (incorporated by reference to Exhibit 3.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on August 6, 2010).

3.2	Bylaws of CenturyLink, Inc., as amended and restated through November 4, 2010 (incorporated by reference to Exhibit 3.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.10 of CenturyLink, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 2, 2012 (Registration No. 333-179888)).

4.2	Instruments relating to CenturyLink, Inc.'s Revolving Credit Facility.

a.
Amended and Restated Credit Agreement, dated as of April 6, 2012, by and among CenturyLink, Inc. and the lenders and agents named therein (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012).
b.
Guarantee Agreement, dated as of April 6, 2012, by and among the guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012).

4.3	Instruments relating to CenturyLink, Inc.'s Term Loan.
a.
Credit Agreement, dated as of April 18, 2012, by and among CenturyLink, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012).
b.
Guarantee Agreement, dated as of April 18, 2012, by and among the guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012).

4.4	Instruments relating to CenturyLink's public senior debt.(1)
a.
Form of Indenture, by and between Century Telephone Enterprises, Inc. (currently named CenturyLink, Inc.) and First American Bank & Trust of Louisiana, as Trustee (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Registration Statement on Form S-3 (File No. No. 33-52915) filed with the Securities and Exchange Commission on March 31, 1994).
(i).
Form of 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-07784) filed with the Securities and Exchange Commission on March 18, 1996).

	(ii).	Form of 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 1998).
(iii).
Form of 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Registration Statement on Form S-4 (File No. 333-100480) filed with the Securities and Exchange Commission on October 10, 2002).
b.
Third Supplemental Indenture, dated as of February 14, 2005, by and between CenturyTel, Inc. (currently named CenturyLink, Inc.) and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 000-50260) filed with the Securities and Exchange Commission on February 15, 2005).
(i).
Form of 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 000-50260) filed with the Securities and Exchange Commission on February 15, 2005).
c.
Fourth Supplemental Indenture, dated as of March 26, 2007, by and between CenturyTel, Inc. (currently named CenturyLink, Inc.) and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 29, 2007).
(i).
Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 29, 2007).
d.
Fifth Supplemental Indenture, dated as of September 21, 2009, by and between CenturyTel, Inc. (currently named CenturyLink, Inc.) and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).
(i).
Form of 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).
e.
Sixth Supplemental Indenture, dated as of June 16, 2011, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).
(i).
Form of 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit A to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).
f.
Seventh Supplemental Indenture, dated as of March 12, 2012, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.80% Senior Notes, Series T, due 2022 and 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit 4.1 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).
(i)
Form of 5.80% Senior Notes, Series T, due 2022 and 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).

4.5	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.
a.
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.2 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).
(i).
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).
	b.*	Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago, included herein.
(i).
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).
c.
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding, Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4(a) of U S WEST, Inc.'s Current Report on Form 8-K (File No. 001-14087) filed with the Securities and Exchange Commission on November 18, 1998).
(i).
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding,- Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.10 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-15577) filed with the Securities and Exchange Commission on August 11, 2000).
d.
Indenture, dated as of November 4, 1998, by and between Qwest Communications International Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.1(e) of Qwest Communications International Inc.'s Registration Statement on Form S-4 (File No. 333-71603) filed with the Securities and Exchange Commission on February 2, 1999).
e.
Indenture, dated as of November 27, 1998, by and between Qwest Communications International Inc. and Bankers Trust Company (incorporated by reference to Exhibit 4.1(d) of Qwest Communications International Inc.'s Registration Statement on Form S-4 (File No. 333-71603) filed with the Securities and Exchange Commission on February 2, 1999).
f.
Indenture, dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4(b) of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-03040) filed with the Securities and Exchange Commission on March 3, 2000).
(i).
First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.22 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 001-15577) filed with the Securities and Exchange Commission on November 5, 2004).
(ii).
Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on June 23, 2005).

	(iii).	Fourth Supplemental Indenture, dated as of August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on August 8, 2006).
(iv).
Fifth Supplemental Indenture, dated as of May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on May 18, 2007).
(v).
Sixth Supplemental Indenture, dated as of April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 13, 2009).
(vi).
Seventh Supplemental Indenture, dated as of June 8, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 7, 2011).
(vii).
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).
(viii).
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).
(ix)
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).
g.
Indenture, dated as of February 5, 2004, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, National Association (incorporated by reference to 4.17 of Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-15577) filed with the Securities and Exchange Commission on March 11, 2004).
(i).
First Supplemental Indenture, dated as of June 17, 2005, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on June 3, 2005).
(ii).
Third Supplemental Indenture, dated as of September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on September 21, 2009).
(iii).
Fourth Supplemental Indenture, dated as of January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on January 13, 2010).

4.6	Instruments relating to indebtedness of Embarq Corporation.
a.
Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32732) filed with the Securities and Exchange Commission on May 18, 2006).
(i).
6.738% Global Note due 2013 of Embarq Corporation (incorporated by reference to Exhibit 4.2 of Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32372) filed with the Securities and Exchange Commission on March 9, 2007).
(ii).
7.082% Global Note due 2016 of Embarq Corporation (incorporated by reference to Exhibit 4.3 to Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32372) filed with the Securities and Exchange Commission on March 9, 2007).

10.1	Qualified Employee Benefit Plans of CenturyLink, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).
a.
CenturyLink Dollars & Sense 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment and the Second Amendment thereto, each dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated as of November 20, 2008 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009), as amended by the Fifth Amendment thereto dated as of September 15, 2009 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by the Sixth Amendment thereto, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1 (a) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

b.	CenturyLink Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment thereto dated as of May 29, 2007 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008), as amended by the Second Amendment thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated as of November 20, 2008 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009), as amended by the Fifth Amendment thereto dated as of September 15, 2009 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by the Sixth Amendment thereto, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(b) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).
c.
CenturyLink Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of CenturyLink,- Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated as of April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated as of October 24, 2008 (incorporated by reference to Exhibit 10.1(c) CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1(c) of CenturyLink,- Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009), as amended by Amendment No. 5 thereto dated as of September 15, 2009 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by Amendment No. 6 thereto, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by Amendment No. 7 thereto, effective at various dates during 2010 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010) and as amended by Amendment No. 8 thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.2	Stock-based Incentive Plans and Agreements of CenturyLink
a.
Amended and Restated 1983 Restricted Stock Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010).
b.
Amended and Restated 2000 Incentive Compensation Plan, as amended through May 23, 2000 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-07784) filed with the Securities and Exchange Commission on August 11, 2000) and amendment thereto dated as of May 29, 2003 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 001-7784) filed with the Securities and Exchange Commission on August 14, 2003).
(i)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of May 21, 2001, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(e) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-07784) filed with the Securities and Exchange Commission on March 15, 2002).
(ii)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of February 25, 2002, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(d) (ii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-07784) filed with the Securities and Exchange Commission on March 27, 2003).
c.
Amended and Restated 2002 Directors Stock Option Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(e) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2004) and amendment thereto dated as of October 24, 2008 (incorporated by reference to Exhibit 10.2(d) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).
(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. in connection with options granted to the outside directors as of May 10, 2002 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 001-07784) filed with the Securities and Exchange Commission on November 14, 2002).
(ii)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. in connection with options granted to the outside directors as of May 9, 2003 (incorporated by reference to Exhibit 10.2(e) (ii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2004).
(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. in connection with options granted to the outside directors as of May 7, 2004 (incorporated by reference to Exhibit 10.2(d) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 2006).

d.	Amended and Restated 2002 Management Incentive Compensation Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(f) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2004) and amendment thereto dated as of October 24, 2008 (incorporated by reference to Exhibit 10.2(e) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).
(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and certain of its officers and key employees at various dates during 2002 following May 9, 2002 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 001-07784) filed with the Securities and Exchange Commission on November 14, 2002).
(ii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 24, 2003, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(f) (ii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-07784) filed with the Securities and Exchange Commission on March 27, 2003).
(iii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 25, 2004, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(f) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2004).
(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 24, 2003, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on May 14, 2003).
(v)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 25, 2004, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(f) (v) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50260) filed with the Securities and Exchange Commission on May 7, 2004).
(vi)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 17, 2005, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 (e) (v) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50260) filed with the Securities and Exchange Commission on March 16, 2005).
(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(e) (vi) of CenturyLink, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2004 (File No. 000-50260) filed with the Securities and Exchange Commission on March 16, 2005).
e.
Amended and Restated 2005 Directors Stock Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(f) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010).
(i)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 13, 2005 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 000-50260) filed with the Securities and Exchange Commission on May 13, 2005).
(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 12, 2006 (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-07784) filed with the Securities and Exchange Commission on August 3, 2006).

	(iii)	Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 11, 2007 (incorporated by reference to Exhibit 10.2(f) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).
(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 9, 2008 (incorporated by reference to Exhibit 10.2 (f) (iv) of CenturyLink, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).
(v)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 8, 2009, entered into between CenturyLink, Inc. and each of its outside directors on such date who remained on the Board following July 1, 2009 (incorporated by reference to Exhibit 10.2(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).
(vi)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 8, 2009, entered into between CenturyLink, Inc. and each of its outside directors who retired on July 1, 2009 (incorporated by reference to Exhibit 10.2(c) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).
(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of July 2, 2009, entered into between CenturyLink, Inc. and each of its outside directors named to the Board on July 1, 2009 (incorporated by reference to Exhibit 10.1(d) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).
(viii)
Restricted Stock Agreement, pursuant to the foregoing plan and dated as of July 2, 2009, entered into between CenturyLink, Inc. and William A. Owens in payment of Mr. Owens' 2009 supplemental chairman's fees (incorporated by reference to Exhibit 10.2(e) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).
(ix)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink, Inc. and seven of its outside directors on such date (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on August 6, 2010).
f.
Amended and Restated 2005 Management Incentive Compensation Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(g) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010).
(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on November 9, 2005).
(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.3 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on November 9, 2005).

	(iii)	Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 (g) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 2006).
(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(g) (iv) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 2006).
(v)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on May 9, 2007).
(vi)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on May 9, 2007).
(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2008, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008).
(viii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2009 (incorporated by reference to Exhibit 10.2(g) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on May 1, 2009).
(ix)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of March 8, 2010 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2010).
g.
Amended and Restated CenturyLink Legacy Embarq 2008 Equity Incentive Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(h) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010).
(i)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink, Inc. and four of its outside directors as of such date (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on August 6, 2010).
(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink, Inc. and William A. Owens in payment of Mr. Owens' 2010 supplemental chairman's fees (incorporated by reference to Exhibit 10.3 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on August 6, 2010).
(iii)
Form of Restricted Stock Agreement, dated as of September 7, 2010, entered into between CenturyLink, Inc. and Dennis G. Huber (incorporated by reference to Exhibit 10.16 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010).

	h.	Form of Retention Award Agreement, pursuant to the equity incentive plans of CenturyLink or Embarq and dated as of August 23, 2010, entered into between CenturyLink, Inc. and certain officers and key employees as of such date (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010).
i.
CenturyLink 2011 Equity Incentive Plan (incorporated by reference to Appendix B of CenturyLink, Inc.'s Proxy Statement for its 2011 Annual Meeting of Shareholders (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2011).
(i)
Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.2(a) (i) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).
(ii)
Form of Restricted Stock Agreement for non-management directors (incorporated by reference to Exhibit 10.2(a) (ii) of CenturyLink,- Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).

10.3	Key Employee Incentive Compensation Plan, dated as of January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-07784) filed with the Securities and Exchange Commission on March 18, 1996) and amendment thereto dated as of November 21, 1996 (incorporated by reference to Exhibit 10.1(f) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-07784) filed with the Securities and Exchange Commission on March 17, 1997), amendment thereto dated as of February 25, 1997 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 001-07784) filed with the Securities and Exchange Commission on May 8, 1997), amendment thereto dated as of April 25, 2001 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-07784) filed with the Securities and Exchange Commission on May 15, 2001), amendment thereto dated as of April 17, 2000 (incorporated by reference to Exhibit 10.3(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-07784) filed with the Securities and Exchange Commission on March 15, 2002) and amendment thereto dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2007).

10.4	Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2009) and amendment thereto dated as of October 24, 2008 (incorporated by reference to Exhibit 10.3(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on March 27, 2009) and amendment thereto dated as of December 27, 2010 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.5	Supplemental Defined Benefit Pension Plan, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).

10.6	Amended and Restated Salary Continuation (Disability) Plan for Officers, dated as of November 26, 1991 (incorporated by reference to Exhibit 10.16 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1991).

10.7	2010 Executive Officer Short-Term Incentive Program (incorporated by reference to Appendix B of CenturyLink, Inc.'s 2010 Proxy Statement on Form 14A (File No. 001-07784) filed with the Securities and Exchange Commission on April 7, 2010).

10.8	Amended and Restated CenturyLink 2001 Employee Stock Purchase Plan, dated as of June 30, 2009 (incorporated by reference to Exhibit 10.3 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).

10.9	Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its directors as of July 1, 2009 (incorporated by reference to Exhibit 99.3 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

10.10	Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its officers as of July 1, 2009 (incorporated by reference to Exhibit 10.5 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).

10.11	Change of Control Agreement, effective January 1, 2011, by and between Glen F. Post, III and CenturyLink, Inc. (incorporated by reference to Exhibit 10.11 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.12	Form of Change of Control Agreement, effective January 1, 2011 between CenturyLink, Inc. and each of its other executive officers (incorporated by reference to Exhibit 10.12 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.13	Amended and Restated CenturyLink, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008) and First Amendment thereto (incorporated by reference to Exhibit 10.13 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010).

10.14	Certain Material Agreements and Plans of Embarq Corporation.

a.
Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated as of December 12, 1995, by and between Sprint Corporation and Dennis G. Huber, which continues to govern certain payments being made to Mr. Huber as of the date of this report (incorporated by reference to Exhibit 10.4 of Embarq Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on October 30, 2008).
b.
Amendment 2008-1 to the Employment Agreement between Embarq Corporation and Dennis G. Huber, dated as of December 22, 2008 (incorporated by reference to Exhibit 10.7 of Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on February 13, 2009).
c.
Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).
d.
Form of 2007 Award Agreement for executive officers of Embarq Corporation (incorporated by reference to Exhibit 10.1 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on February 27, 2007).
e.
Form of 2008 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on March 4, 2008).
f.
Form of 2009 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32732) filed with the Securities and Exchange Commission on March 5, 2009).
g.
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on March 4, 2008).

	h.	Amendment to Outstanding RSUs granted in 2007 and 2008 under the Embarq Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on February 13, 2009).
i.
Form of 2006 Award Agreement, entered into between Embarq Corporation and Richard A. Gephardt (incorporated by reference to Exhibit 10.3 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on August 1, 2006), as amended by the amendment thereto dated as of June 26, 2009 (incorporated by reference to Exhibit 10.6 (m) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009).
j.
Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and William E. Cheek (incorporated by reference to Exhibit 10.4 of Embarq Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on October 30, 2008).
k.
Embarq Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.27 of Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on February 13, 2009), amendment thereto dated as of December 27, 2010 (incorporated by reference to Exhibit 10.14(o) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011) and second amendment thereto as of dated as of November 15, 2011 (incorporated by reference to Exhibit 10.14(k) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).

10.15	Certain Material Agreements and Plans of Qwest Communications International Inc.
a.
Equity Incentive Plan, as amended and restated (incorporated by reference to Annex A of Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 001-15577) filed with the Securities and Exchange Commission on March 29, 2007).
b.
Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on October 24, 2005; Exhibit 10.2 of Qwest Communication International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-15577) filed with the Securities and Exchange Commission on February 16, 2006; Exhibit 10.2 of Qwest Communication International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-15577) filed with the Securities and Exchange Commission on May 3, 2006; Exhibit 10.2 of Qwest Communication International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-15577) filed with the Securities and Exchange Commission on February 8, 2007; Exhibit 10.3 of Qwest Communication International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on September 15, 2008; Exhibit 10.2 of Qwest Communication International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-15577) filed with the Securities and Exchange Commission on April 30, 2009; and Exhibit 10.2 of Qwest Communication International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15577) filed with the Securities and Exchange Commission on February 15, 2011).

	c.	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.2 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on December 16, 2005 and Exhibit 10.8 to Qwest Communication International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 001-15577) filed with the Securities and Exchange Commission on October 29, 2008) and Amendment No. 2011-1 to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.15(c) of CenturyLink, Inc.'s Annual Report for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).
d.
Qwest Nonqualified Pension Plan (incorporated by reference to Exhibit 10.9 of Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-15577) filed with the Securities and Exchange Commission on February 16, 2010).
e.
Severance Agreement, dated as of August 26, 2009, by and between Qwest Communications International Inc. and Chrstopher K. Ancell (incorporated by reference to Exhibit 10.25 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 001-15577) filed with the Securities and Exchange Commission on October 28, 2009).
f.
Letter, dated as of September 4, 2009, from Qwest to Chrstopher K. Ancell (incorporated by reference to Exhibit 10.26 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2009 (File No. 001-15577) filed with the Securities and Exchange Commission on October 28, 2009).
g.
Form of Amendment Agreement, dated as of December 20, 2010, between Qwest Communications International Inc. and Chrstopher K. Ancell (incorporated by reference to Exhibit 10.29 of Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15577) filed with the Securities and Exchange Commission on February 15, 2011).
h.
Letter, dated as of September 9, 2010, between CenturyLink, Inc. and Christopher K. Ancell (incorporated by reference to Exhibit 10.2(h) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).

10.16	Certain Material Agreements and Plans of Savvis, Inc.
a.
SAVVIS, Inc. Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on May 5, 2006), as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.6 of SAVVIS, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on February 26, 2007); Amendment No. 2 (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 15, 2007); Amendment No. 3 (incorporated by reference to Exhibit 10.3 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-29375) filed with the Securities and Exchange Commission on July 31, 2007); Amendment No. 4 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009); and Amendment No. 5 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009).
b.
Form agreements under Amended and Restated 2003 Incentive Compensation Plan applicable to awards held by James E. Ousley: Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 000-29375) filed with the Securities and Exchange Commission on October 30, 2003); and Form of Stock Unit Agreement (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on August 23, 2005).

		c.	Form of Indemnification Agreement between Savvis, Inc. and James E. Ousley (incorporated by reference to Exhibit 10.4 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 000-29375) filed with the Securities and Exchange Commission on November 5, 2010).

10.17		Amended and Restated Employment Agreement, Confidentiality, Severance and Non-Competition Agreement, dated as of September 2, 2011, by and among James E. Ousley, Savvis, Inc. and CenturyLink, Inc. (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on November 7, 2011).

10.18		Form of Restricted Stock Agreement, dated as of October 7, 2011, by and between CenturyLink, Inc. and James E. Ousley (incorporated by reference to Exhibit 10.18 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).

10.19		Employment Agreement, dated as of September 7, 2010 by and between CenturyLink, Inc. and Dennis G. Huber (incorporated by reference to Exhibit 10.15 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010).

31.1	*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*	Financial statements from the Quarterly on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

(1)	Certain of the items in Sections 4.4, 4.5 and 4.6 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.
*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2012.

CenturyLink, Inc.
By:	/s/ David D. Cole David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)