Form 10-Q
period 2012-06-30
CENTURYLINK, INC
filed 2012-08-09
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

        On August 2, 2012, there were 622,649,622 shares of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,612	4,406	9,222	6,102

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,912	1,781	3,789	2,407
Selling, general and administrative	835	968	1,706	1,205
Depreciation and amortization	1,208	1,177	2,416	1,546

Total operating expenses	3,955	3,926	7,911	5,158

OPERATING INCOME	657	480	1,311	944
OTHER INCOME (EXPENSE)
Interest expense	(335)	(280)	(678)	(408)
Net loss on early retirement of debt	(202)	(1)	(194)	(1)
Other income (expense)	3	(13)	15	(10)

Total other income (expense)	(534)	(294)	(857)	(419)
INCOME BEFORE INCOME TAX EXPENSE	123	186	454	525
Income tax expense	49	71	180	199

NET INCOME	$74	115	274	326

EARNINGS PER COMMON SHARE
BASIC	$.12	.19	.44	.72
DILUTED	$.12	.19	.44	.72
DIVIDENDS DECLARED PER COMMON SHARE	$.725	.725	1.45	1.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	619,887	598,884	619,048	451,358
DILUTED	621,839	600,259	621,095	452,369

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
NET INCOME	$74	115	274	326

OTHER COMPREHENSIVE INCOME (LOSS):
Auction rate securities marked to market, net of $—, $—, $(2), and $—tax	—	—	3	—
Foreign currency translation adjustment and other, net of $—, $2, $—, and $2 tax	(3)	(4)	1	(4)
Items related to employee benefit plans:
Change in net actuarial loss, net of $(3), $(1), $(6), and $(3) tax	5	2	10	4

Other comprehensive income (loss)	2	(2)	14	—

COMPREHENSIVE INCOME	$76	113	288	326

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$281	128
Accounts receivable, less allowance of $157 and $145	1,920	1,977
Deferred income taxes, net	1,018	1,019
Other	628	393

Total current assets	3,847	3,517
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	30,623	29,585
Accumulated depreciation	(11,569)	(10,141)

Net property, plant and equipment	19,054	19,444
GOODWILL AND OTHER ASSETS
Goodwill	21,732	21,732
Customer relationships, net	7,635	8,239
Other intangible assets, net	1,922	2,243
Other	900	869

Total goodwill and other assets	32,189	33,083

TOTAL ASSETS	$55,090	56,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,903	480
Accounts payable	1,134	1,400
Accrued expenses and other liabilities
Salaries and benefits	653	633
Other taxes	371	383
Interest	279	293
Other	269	255
Advance billings and customer deposits	598	573

Total current liabilities	5,207	4,017
LONG-TERM DEBT	19,682	21,356
DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	4,720	4,855
Deferred income taxes, net	3,955	3,800
Other	1,215	1,189

Total deferred credits and other liabilities	9,890	9,844
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 9 and 9 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 800,000 shares, respectively, issued and outstanding 622,327 and 618,514 shares, respectively	622	619
Additional paid-in capital	18,999	18,901
Accumulated other comprehensive loss	(998)	(1,012)
Retained earnings	1,688	2,319

Total stockholders' equity	20,311	20,827

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,090	56,044

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$274	326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,416	1,546
Deferred income taxes	137	174
Provision for uncollectible accounts	103	61
Long-term debt (premium) discount amortization	(49)	(66)
Net loss on early retirement of debt	194	1
Changes in current assets and current liabilities:
Accounts receivable	(64)	8
Accounts payable	(140)	(24)
Accrued income and other taxes	22	67
Other current assets and other current liabilities, net	(6)	22
Retirement benefits	(163)	(129)
Changes in other noncurrent assets and liabilities	53	(10)
Other, net	22	42

Net cash provided by operating activities	2,799	2,018

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,305)	(790)
Cash acquired in Qwest acquisition, net of $5 cash paid	—	419
Proceeds from sale of property	133	—
Other, net	(3)	9

Net cash used in investing activities	(1,175)	(362)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	3,361	2,602
Payments of long-term debt	(3,630)	(857)
Early retirement of debt costs	(324)	(13)
Net payments on credit facility	(27)	(365)
Dividends paid	(905)	(657)
Net proceeds from issuance of common stock	65	58
Repurchase of common stock	(20)	(30)
Other, net	7	(21)

Net cash (used in) provided by financing activities	(1,473)	717

Effect of exchange rate changes on cash and cash equivalents	2	—

Net increase in cash and cash equivalents	153	2,373
Cash and cash equivalents at beginning of period	128	173

Cash and cash equivalents at end of period	$281	2,546

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(31)	99
Interest paid (net of capitalized interest of $21 and $10)	(729)	(460)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$619	305
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	—	294
Issuance of common stock through dividend reinvestment, incentive and benefit plans	4	4
Shares withheld to satisfy tax withholdings	(1)	(1)

Balance at end of period	622	602

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,901	6,181
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	—	11,974
Issuance of common stock through dividend reinvestment, incentive and benefit plans	61	55
Shares withheld to satisfy tax withholdings	(19)	(15)
Share-based compensation and other, net	56	41

Balance at end of period	18,999	18,236

TREASURY STOCK
Balance at beginning of period	—	—
Shares withheld to satisfy tax withholdings	—	(14)

Balance at end of period	—	(14)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,012)	(141)
Other comprehensive income	14	—

Balance at end of period	(998)	(141)

RETAINED EARNINGS
Balance at beginning of period	2,319	3,302
Net income	274	326
Dividends declared	(905)	(657)

Balance at end of period	1,688	2,971

TOTAL STOCKHOLDERS' EQUITY	$20,311	21,654

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

(1)   Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers and security monitoring services.

        Our consolidated balance sheet as of December 31, 2011, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first six months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. These subsidiaries include Savvis, since we acquired it on July 15, 2011, and Qwest, since we acquired it on April 1, 2011. For more information on these acquisitions and the revisions made to our original estimates of the fair value of the assets acquired and the liabilities assumed, see Note 2—Acquisitions. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

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

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $20 million to $30 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $20 million to $30 million decrease in operating expenses for the six months ended June 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $30 million to $50 million for the year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $12 million to $18 million, or $0.02 to $0.03 per basic and diluted common share, for the six months ended June 30, 2012 and is expected to increase net income by approximately $18 million to $30 million, or $0.03 to $0.05 per basic and diluted common share, for the year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives and net salvage value for certain telecommunications equipment. These changes resulted in additional depreciation expense of approximately $7 million and $13 million for the three and six months ended June 30, 2012, respectively, and are expected to result in additional depreciation expense of approximately $26 million for the year ending December 31, 2012. This additional depreciation expense, net of tax, reduced net income by approximately $5 million and $8 million, or $0.01 and $0.01 per basic and diluted common share, for the three and six months ended June 30, 2012, respectively, and is expected to reduce net income by approximately $17 million, or approximately $0.03 per basic and diluted common share, for the year ending December 31, 2012.

        On April 2, 2012, our subsidiary, Qwest Corporation ("QC"), sold an office building for net proceeds of $133 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.

        During the second quarter of 2012, management committed to a plan to sell our Advanced Wireless Services A Block and 700 MHz wireless spectrum. The 700 MHz wireless spectrum is in the A, B, and C Blocks. We have agreed to sales terms with two purchasers and expect to reach agreements with various other purchasers within the next twelve months. These transactions are expected to be subject to regulatory approval and may not close within the next year. At June 30, 2012, the wireless spectrum assets were classified as assets held for sale. As a result, we reclassified $154 million from "other intangible assets, net" to "current assets—other".

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

        We have recognized the assets and liabilities of Savvis based on our estimates of their acquisition date fair values. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the third quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report.

        Based on our preliminary estimate, the aggregate consideration paid by us exceeds the aggregate estimated fair value of the assets acquired and liabilities assumed by $1.349 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our assignment of the aggregate consideration:

July 15, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$214
Property, plant and equipment	1,367
Identifiable intangible assets:
Customer relationships	739
Other	51
Other noncurrent assets	27
Current liabilities, excluding current maturities of long-term debt	(129)
Current maturities of long-term debt	(38)
Long-term debt	(840)
Deferred credits and other liabilities	(358)
Goodwill	1,349

Aggregate consideration	$2,382

*
Includes estimated fair value of $90 million for accounts receivable which had gross contractual value of $101 million on July 15, 2011. The $11 million difference between the gross contractual value and the estimated fair value assigned represents our best estimate as of July 15, 2011 of contractual cash flows that would not be collected.

        During the six months ended June 30, 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Savvis consideration for changes to our original estimates. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions in our estimates, (i) customer relationships decreased $55 million due to a decrease in our customer relationships valuation, (ii) property, plant and equipment increased $32 million primarily from a revision to our valuation of our capital lease assets, and (iii) deferred credits and other liabilities decreased by $30 million primarily from changes in deferred taxes. Among other minor revisions, goodwill decreased by $8 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously–reported amounts.

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

        During the first quarter of 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions of our estimates, (i) identifiable intangible assets decreased due to a $67 million decrease in our customer relationships valuation, (ii) property, plant and equipment decreased by $25 million primarily from a revision to our valuation of our buildings, and (iii) deferred credits and other liabilities decreased by $63 million primarily from a revision to one of our lease valuations and changes in tax liabilities. Among other minor revisions, goodwill increased by $17 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously–reported amounts.

        On the acquisition date, we assumed several of the contingencies of Qwest. For more information on our contingencies, see Note 10—Commitments and Contingencies.

Acquisition-Related Expenses

        We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq Corporation ("Embarq") in July 2009. The table below summarizes our expenses related to our acquisitions, which consist primarily of integration and severance expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

	(Dollars in millions)
Acquisition-related expenses	$12	266	51	301

        The total amounts of these expenses are recognized in our cost of services and selling, general and administrative expenses.

References to Acquired Businesses

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the six months ended June 30, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions, and, when used in reference to a comparison of our consolidated results for the three months ended June 30, 2012 and 2011, mean the business we operated immediately prior to the Savvis acquisition.

Combined Pro Forma Operating Results

        For the three and six months ended June 30, 2012, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Qwest of $2.7 billion and $5.4 billion, respectively, and Savvis of $278 million and $544 million, respectively. The addition of Qwest and Savvis post-acquisition operations did not contribute significantly to our consolidated net income.

        The following unaudited pro forma financial information for the three and six months ended June 30, 2011 presents the combined results of CenturyLink as if the Qwest and Savvis acquisitions had been consummated as of January 1, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	Actual	Pro Forma	Actual	Pro Forma
	2012	2011	2012	2011
	(Dollars in millions)
Operating revenues	$4,612	4,669	9,222	9,406
Net income	74	83	274	358
Basic earnings per common share	.12	.13	.44	.58
Diluted earnings per common share	.12	.13	.44	.58

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

  •
  the related income tax effects.

        The pro forma information does not necessarily reflect the actual results of operations had the Qwest and Savvis acquisitions been consummated at January 1, 2010, nor is it necessarily indicative of future operating results. The pro forma information does not adjust for integration costs incurred by us, Qwest and Savvis during 2011 (which are further described above in this note) or integration costs to be incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions.

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$21,732	21,732

Customer relationships, less accumulated amortization of $1,941 and $1,337	$7,635	8,239

Indefinite-life intangible assets	268	422
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $658 and $441	1,493	1,622
Tradenames and patents, less accumulated amortization of $109 and $73	161	199

Total other intangible assets, net	$1,922	2,243

        We amortize customer relationships over estimated lives ranging from 10 years to 12.5 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software, which consists primarily of assets obtained from the Qwest acquisition, using the straight-line method over estimated lives ranging up to seven years. Approximately $237 million of our capitalized software represents costs to develop an integrated billing and customer care system and is being amortized over a 20 year period. We amortize tradenames and patent assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        The table below summarizes our amortization expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Amortization expense	$430	453	860	507

        During the second quarter of 2012, we reclassified $154 million from "Other intangible assets, net" to "current assets-other", see Note 1—Basis of Presentation.

        Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions.

        As previously announced, effective April 1, 2012, we restructured our operating segments to support our new operating structure. We attributed our goodwill balances to our realigned segments as follows:

June 30, 2012
(Dollars in millions)
Regional markets	$13,816
Wholesale markets	3,287
Enterprise markets—network	3,320
Enterprise markets—data hosting	1,309

Total goodwill	$21,732

        For additional information on the reorganization of our segments, see Note 9—Segment Information.

(4)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	June 30, 2012	December 31, 2011
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% – 7.875%	2012 – 2042	$6,568	4,518
Credit facility(1)	2.000%	2017	250	277
Term loan	2.250%	2019	435	—
Subsidiaries
Qwest
Senior notes(2)	6.500% – 8.375%	2013 – 2052	10,201	11,460
Embarq Corporation
Senior notes	7.082% – 7.995%	2016 – 2036	2,669	4,013
First mortgage bonds	6.875% – 8.770%	2013 – 2025	322	322
Other	6.750% – 9.000%	2013 – 2019	200	200
Other subsidiary notes
First mortgage notes	2.000% – 10.000%	2012 – 2018	60	65
Capital lease and other obligations	Various	Various	790	712
Unamortized premiums and other, net			90	269

Total long-term debt			21,585	21,836
Less current maturities			(1,903)	(480)

Long-term debt, excluding current maturities			$19,682	21,356

(1)
The information presented here illustrates the interest rate and maturity on our credit facility as amended on April 6, 2012.

(2)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of June 15, 2012, the rate for these notes was 3.718%, which is not included in the range of rates stated above.

New Issuances

        On June 25, 2012, QC issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and Qwest Communications International Inc ("QCII"), and one of QCII's wholly-owned subsidiaries.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On March 12, 2012, CenturyLink, Inc. issued (i) $650 million aggregate principal amount of 7.65% Senior Notes due 2042 in exchange for net proceeds, after deducting underwriting discounts, of approximately $644 million and (ii) $1.4 billion aggregate principal amount of 5.80% Senior Notes due 2022 in exchange for net proceeds, after deducting underwriting discounts, of approximately $1.389 billion. The notes are unsecured obligations and may be redeemed at any time on the terms and conditions specified therein.

Repayments

        On May 17, 2012, QCII redeemed $500 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

        On April 23, 2012, Embarq redeemed the remaining $200 million of its 6.738% Notes due 2013, which resulted in an immaterial loss.

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million.

        On April 2, 2012, Embarq completed a cash tender offer to purchase a portion of its $528 million of 6.738% Notes due 2013 and its $2.0 billion of 7.082% Notes due 2016. With respect to its 6.738% Notes due 2013, Embarq received and accepted tenders of approximately $328 million aggregate principal amount of these notes, or 62%, for $360 million including a premium, fees and accrued interest. With respect to its 7.082% Notes due 2016, Embarq received and accepted tenders of approximately $816 million aggregate principal amount of these notes, or 41%, for $944 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $144 million.

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

Credit Facility

        On April 6, 2012, we amended and restated our $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $177 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest will be assessed on future borrowings using either the LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. As of June 30, 2012, there was $250 million outstanding under the Credit Facility.

Covenants

        As of June 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Event

        On July 20, 2012, QC redeemed all $484 million of its 7.5% Notes due 2023, which resulted in an immaterial loss.

(5)   Severance and Leased Real Estate

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within "accrued expenses and other liabilities—salaries and benefits" in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our regional markets, wholesale markets, enterprise markets—network or enterprise markets—data hosting segments.

        In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which Qwest had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in "accrued expenses and other liabilities—other" and report the noncurrent portion in "deferred credits and other liabilities—other" in our consolidated balance sheets. We report the related expenses in "selling, general and administrative expenses" in our consolidated statements of operations.

        As of June 30, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $32 million and $27 million, respectively, and the noncurrent portion was $115 million and $126 million, respectively. The remaining lease terms range from 0.1 years to 13.5 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011	$37	153
Accrued to expense	57	1
Payments, net	(29)	(4)
Reversals and adjustments	(3)	—

Balance at March 31, 2012	62	150

Accrued to expense	24	2
Payments, net	(57)	(5)
Reversals and adjustments	—	—

Balance at June 30, 2012	$29	147

(6)   Employee Benefits

        Net periodic pension income included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$23	20	45	28
Interest cost	156	169	312	229
Expected return on plan assets	(212)	(212)	(424)	(285)
Recognition of prior service cost	1	—	2	—
Recognition of net actuarial loss	7	3	15	7

Net periodic pension income	$(25)	(20)	(50)	(21)

        Net periodic post-retirement benefit expense included the following components:

	Post-Retirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$5	4	11	7
Interest cost	44	48	87	55
Expected return on plan assets	(11)	(13)	(22)	(14)
Recognition of prior service cost	—	(1)	—	(1)

Net periodic post-retirement benefit expense	$38	38	76	47

        We report net periodic pension income and net periodic post-retirement benefit expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(7)   Earnings per Common Share

        Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions, except per share amounts shares in thousands)
Income (Numerator):
Net income	$74	115	274	326
Earnings applicable to non-vested restricted stock	(1)	—	(1)	(1)

Net income applicable to common stock for computing basic earnings per common share	73	115	273	325

Net income as adjusted for purposes of computing diluted earnings per common share	$73	115	273	325

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	621,600	600,699	620,670	453,042
Non-vested restricted stock	(2,660)	(1,922)	(2,602)	(1,965)
Non-vested restricted stock units	947	107	980	281

Weighted average shares outstanding for computing basic earnings per common share	619,887	598,884	619,048	451,358
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13	13	13
Shares issuable under incentive compensation plans	1,939	1,362	2,034	998

Number of shares as adjusted for purposes of computing diluted earnings per common share	621,839	600,259	621,095	452,369

Earnings per common share:
Basic	$.12	.19	.44	.72
Diluted	$.12	.19	.44	.72

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.3 million and 2.5 million for the three months ended June 30, 2012 and 2011, respectively, and 2.3 million and 2.1 million for the six months ended June 30, 2012 and 2011, respectively.

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in "noncurrent other assets", and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		June 30, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investments securities	3	$59	59	73	73
Liabilities—Long-term debt excluding capital lease obligations	2	20,795	21,726	21,124	22,052

        Our investment securities consist of auction rate securities maturing in 2033 and 2035 that are not actively traded in liquid markets. We have designated these securities as available for sale and, accordingly, we report them on our balance sheet under our "goodwill and other assets—other" line item at fair value on a recurring basis. We estimated the fair value of these securities at June 30, 2012 using a probability-weighted cash flow model that considers the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer. During the first quarter of 2012, we sold $17 million of these securities, which resulted in an immaterial gain.

(9)   Segment Information

        In the second quarter of 2012, in order to more effectively leverage the strategic assets from our recent acquisitions of Embarq, Qwest and Savvis and to better serve our business and government customers, we restructured our business into the following operating segments:

  •
  Regional markets.  Consists generally of providing strategic and legacy products and services to local government, residential consumers, small to medium-sized businesses and regional customers. Our strategic products and services offered to these customers include our private line, broadband, Multi-Protocol Label Switching ("MPLS"), hosting, and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale markets.  Consists generally of providing strategic and legacy products and services to other domestic and international communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services;

  •
  Enterprise markets—network.  Consists generally of providing strategic and legacy network communications products and services to national and international enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS and hosting services. Our legacy services offered to these customers include local and long-distance services.

  •
  Enterprise markets—data hosting.  Consists generally of providing colocation, managed hosting and cloud services to national and international enterprise and government customers.

        We have restated previously reported segment results due to the above-described reorganization of our business. Segment results are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total segment revenues	$4,346	4,158	8,690	5,723
Total segment expenses	2,024	1,821	4,002	2,385

Total segment income	$2,322	2,337	4,688	3,338

Total margin percentage	53%	56%	54%	58%
Regional markets:
Revenues	$2,477	2,540	4,963	3,677
Expenses	1,048	1,043	2,079	1,500

Income	$1,429	1,497	2,884	2,177

Margin percentage	58%	59%	58%	59%
Wholesale markets:
Revenues	$944	980	1,905	1,362
Expenses	286	304	573	401

Income	$658	676	1,332	961

Margin percentage	70%	69%	70%	71%
Enterprise markets—network:
Revenues	$648	630	1,280	676
Expenses	479	472	936	482

Income	$169	158	344	194

Margin percentage	26%	25%	27%	29%
Enterprise markets—data hosting:
Revenues	$277	8	542	8
Expenses	211	2	414	2

Income	$66	6	128	6

Margin percentage	24%	75%	24%	75%

        We categorize our products and services into the following four categories:

  •
  Strategic services, which include primarily broadband, private line (including special access which we market to wholesale and business customers who require dedicated equipment to transmit large amounts of data between sites), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including resold satellite and our facilities-based video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

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

  •
  Other, which consists primarily of universal service funds ("USF") revenue and surcharges.

        Operating revenues for our products and services are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Strategic services	$2,076	1,726	4,132	2,265
Legacy services	2,100	2,280	4,243	3,275
Data integration	170	152	315	183
Other	266	248	532	379

Total operating revenues	$4,612	4,406	9,222	6,102

        Other operating revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $272 million and $150 million for the six months ended June 30, 2012 and 2011, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented above.

        Our segment revenues include all revenues from our strategic, legacy and data integration services as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided that segment's customers. We report our segment expenses for our four segments as follows:

  •
  Direct expenses, which primarily are specific, incremental expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses.

        During the first quarter of 2012, as we transitioned certain of Qwest's legacy systems to our historical company systems, we updated our methodologies for reporting our direct expenses and for allocating our expenses to our segments. Specifically, we no longer include certain fleet expenses for our regional markets segment in direct expenses; they are now expenses allocated to our segments, with the exception of enterprise markets—data hosting. In addition, we now more fully allocate network building rent and power expenses to our regional markets, wholesale markets and enterprise markets—network segments. We determined that it was impracticable to recast our segment results for prior periods to reflect these changes in methodology.

        During the second quarter of 2012, as we reorganized our business into our four segments as indicated above, we further revised our methodology for how we allocate our expenses to our segments to better align segment expenses with related revenues. Under our revised methodology, we no longer allocate certain product development costs to our segments, but we do now allocate certain expenses from our enterprise markets—data hosting segment to our other three segments. We have restated prior periods to reflect these changes in our methodology.

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally-managed. Other unassigned operating expenses consist primarily of expenses for certain centrally-managed administrative functions (such as finance, information technology, legal and human resources), severance expenses and restructuring expenses. The enterprise markets—data hosting segment does include certain finance, information technology, legal and human resources expenses due to continuing use of certain legacy accounting systems acquired with the purchase of Savvis. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. Our segment results do not include any intersegment revenue or expenses. Our chief operating decision maker does not review assets and capital expenditures by segment, nor does he include the centrally-managed income and expenses noted above in the calculation of segment income.

        The following table reconciles segment income to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total segment income	$2,322	2,337	4,688	3,338
Other operating revenues	266	248	532	379
Depreciation and amortization	(1,208)	(1,177)	(2,416)	(1,546)
Other unassigned operating expenses	(723)	(928)	(1,493)	(1,227)
Other income (expense)	(534)	(294)	(857)	(419)
Income tax expense	(49)	(71)	(180)	(199)

Net income	$74	115	274	326

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

Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. In the first quarter of 2012, Sprint Nextel filed an appeal of this decision. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the Federal Communications Commission ("FCC"), and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred revenue related to these matters as an adverse outcome is not probable based upon current circumstances.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. Neither CenturyLink nor Embarq is named a defendant in the new lawsuit. In Abbott, approximately 1,800 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. We have not accrued a liability for these matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability.

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the

Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.3 billion based on the exchange rate on June 30, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $275 million based on the exchange rate on June 30, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. With regard to the trustees' action, it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana (in both Illinois and Indiana there is a federal and a state court case), Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington and Wisconsin. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement that would have resolved all of the claims now asserted in the actions described above, except the action pending in Tennessee. On December 9, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho, Montana and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

Other

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

(11) Labor Union Contracts

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 13,000 or 28% of our employees are subject to collective bargaining agreements that expire October 6, 2012.

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

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless, and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers and security monitoring services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        As of June 30, 2012, we operated 14.1 million access lines in 37 states, and served 5.8 million broadband subscribers. During the second quarter of 2012, we updated our methodology for counting broadband subscribers to include business and wholesale subscribers instead of only retail and small business subscribers. We have restated our previously reported amounts to reflect this change. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting access lines may not be comparable to those of other companies. We also operate 52 data centers throughout North America, Europe and Asia.

        Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries. These subsidiaries include Savvis beginning July 15, 2011, and Qwest beginning April 1, 2011. For more information, see Note 2—Acquisitions. Due to the significant size of these acquisitions, direct comparisons of our results of operations for the three and six months ended June 30, 2012 to the three and six months ended June 30, 2011 are less meaningful than usual. We discuss below, under "Segment Results", certain trends that we believe are significant to the combined company.

        We have recognized the assets and liabilities of Savvis based on our estimates of their acquisition date fair values. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the third quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report.

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the six months ended June 30, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions, and, when used in reference to a comparison of our consolidated results for the three months ended June 30, 2012 and 2011, mean the business we operated immediately prior to the Savvis acquisition.

        We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq Corporation ("Embarq") in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations as summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization):
Integration and other expenses associated with acquisitions	$4	13	8	25
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	13	—	15

	$4	26	8	40

Selling, general and administrative:
Integration and other expenses associated with acquisitions	$5	104	14	122
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	3	136	29	139

	$8	240	43	261

        This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate that, in relation to our Qwest acquisition, we expect integration expenses to be less than $800 million (which includes approximately $440 million of cumulative expenses incurred through June 30, 2012) and our capital expenditures associated with integration activities will approximate $200 million (which includes approximately $50 million of cumulative capital expenditures incurred through June 30, 2012). We anticipate that the amount of our integration costs in future quarters will vary substantially based on integration activities conducted during those periods, and could in certain cases be significantly higher than those incurred by us during the three months ended June 30, 2012.

        Effective April 1, 2012, in order to more effectively leverage the strategic assets from our recent acquisitions of Embarq, Qwest and Savvis to better serve our business and government customers, we restructured our business into the following operating segments:

  •
  Regional markets, which consists primarily of providing products and services to local, government, residential consumers, small to medium-sized businesses and regional enterprise customers;

  •
  Wholesale markets, which consists primarily of providing products and services to other domestic and international communications providers;

  •
  Enterprise markets—network, which consists primarily of providing network communications products and services to national and international enterprise and government customers; and

  •
  Enterprise markets—data hosting, which consists primarily of providing colocation, managed hosting and cloud services to national and international enterprise and government customers.

        We report financial information separately for each of these segments; however, as described in further detail below, our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis. As we continue to integrate our recent acquisitions, we plan to make additional changes to the way we assess performance and make decisions about allocating resources, which will likely further change our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 9—Segment Information and "Results of Operations—Segment Results" below.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2012 and 2011, presented in a manner that we believe will be useful for understanding the relevant trends affecting our business. Our operating results include operations of Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions except per share amounts)
Operating revenues	$4,612	4,406	9,222	6,102
Operating expenses	3,955	3,926	7,911	5,158

Operating income	657	480	1,311	944
Other income (expense)	(534)	(294)	(857)	(419)
Income tax expense	49	71	180	199

Net income	$74	115	274	326

EARNINGS PER COMMON SHARE
Basic	$.12	.19	.44	.72
Diluted	$.12	.19	.44	.72

        The following table summarizes certain of our operational metrics:

	As of June 30,
			Increase/ (Decrease)
	2012	2011		% Change
	(in thousands)
Broadband subscribers	5,763	5,519	244	4%
Access lines	14,145	15,057	(912)	(6)%
Employees	47,100	48,400	(1,300)	(3)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to include business and wholesale subscribers instead of only retail and small business subscribers. We have restated our previously reported amounts to reflect this change.

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

  •
  provide new services, such as video, cloud hosting, managed hosting, colocation services and other additional services that may become available in the future due to advances in technology or improvements in our infrastructure;

  •
  provide our broadband and premium services to a higher percentage of our customers;

  •
  pursue acquisitions of additional assets if available at attractive prices;

  •
  increase usage of our networks; and

  •
  market our products and services to new customers.

  Operating Revenues

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily broadband, private line (including special access which we market to wholesale and business customers who require dedicated equipment to transmit large amounts of data between sites), Multi-Protocol Label Switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including resold satellite and our facilities-based video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Other, which consists primarily of universal service fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

The following tables summarize our operating revenues:

	Three Months Ended June,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Strategic services	$2,076	1,726	72	278	350
Legacy services	2,100	2,280	(180)	—	(180)
Data integration	170	152	18	—	18
Other	266	248	18	—	18

Total operating revenues	$4,612	4,406	(72)	278	206

	Six Months Ended June,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$4,132	2,265	116	1,207	544	1,867
Legacy services	4,243	3,275	(280)	1,248	—	968
Data integration	315	183	16	116	—	132
Other	532	379	21	132	—	153

Total operating revenues	$9,222	6,102	(127)	2,703	544	3,120

        As noted in the tables above, total operating revenues for the three months ended June 30, 2012 increased due to our acquisition of Savvis and increased for the six months ended June 30, 2012 due to our acquisitions of Qwest and Savvis. Legacy CenturyLink operating revenues decreased $72 million and $127 million during the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. This decrease was primarily attributable to declines in legacy services revenues, principally due to the continuing loss of access lines in our markets. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.7% and 6.3% in 2012. Our legacy services revenues were also negatively impacted in 2012 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Ethernet, MPLS and broadband services accounted for a majority of the growth in strategic services revenues.

        Further analysis of our operating revenues by segment is provided below in "Segment Results."

  Operating Expenses

        Our operating expenses increased substantially for the six months ended June 30, 2012, in comparison to 2011 primarily due to our acquisitions of Qwest and Savvis.

        The following tables summarize our operating expenses:

	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,912	1,781	(12)	143	131
Selling, general and administrative	835	968	(207)	74	(133)
Depreciation and amortization	1,208	1,177	(44)	75	31

Total operating expenses	$3,955	3,926	(263)	292	29

	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,789	2,407	17	1,082	283	1,382
Selling, general and administrative	1,706	1,205	(125)	483	143	501
Depreciation and amortization	2,416	1,546	(21)	741	150	870

Total operating expenses	$7,911	5,158	(129)	2,306	576	2,753

        For the three and six months ended June 30, 2012, Legacy CenturyLink cost of services and products (exclusive of depreciation and amortization) were relatively unchanged as compared to the comparable periods in 2011. During the periods, we experienced decreases in severance and salaries and wages, which were partially offset by a paid time off accounting adjustment for Legacy Qwest union employees and increases in CPE costs, professional fees, and USF contribution rates.

        Legacy CenturyLink's selling, general and administrative expenses decreased for the three and six months ended June 30, 2012 primarily due to a decrease in severance and integration expenses relating to our recent acquisitions. As discussed in the "overview" section, our selling general and administrative expenses for the three and six months ended June 30, 2011 included substantial severance and integration costs related to the Qwest acquisition. See Note 2—Acquisitions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $20 million to $30 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $20 million to $30 million decrease in operating expenses for the six months ended June 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $30 million to $50 million for the year ending December 31, 2012.

        Excluding the effects of the acquisitions of Qwest and Savvis, depreciation and amortization expense for Legacy CenturyLink decreased due to annual updates of our depreciation rates for capitalized assets, as partially offset by net growth in capital assets.

        Further analysis of our operating expenses by segment is provided below in "Segment Results."

  Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Interest expense	$(335)	(280)	48	7	55
Net loss on early retirement of debt	(202)	(1)	201	—	201
Other income (expense)	3	(13)	(17)	1	(16)

Total other income (expense)	$(534)	(294)	232	8	240

Income tax expense	49	71	nm	nm	(21)

	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(678)	(408)	88	169	13	270
Net loss on early retirement of debt	(194)	(1)	201	(8)	—	193
Other income (expense)	15	(10)	(25)	(1)	1	(25)

Total other income (expense)	$(857)	(419)	264	160	14	438

Income tax expense	180	199	nm	nm	nm	(18)

  nm—Attributing changes in income tax expense to the acquisitions of Savvis or Qwest is considered not meaningful.

  Interest Expense

        Interest expense increased for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, primarily due to increased levels of debt and a substantial reduction in the amount of debt premium amortization. Since our acquisition of Qwest, certain of its debt securities have carried premiums, which have been retired during the six months ended June 30, 2012, causing a reduction in the amortization of those premiums. These increases were partially offset by a decrease in interest expense due to the retirement of several debt securities, which in some cases were refinanced with debt securities with lower interest rates.

  Net Loss on Early Retirement of Debt

        In the second quarter of 2012, our subsidiaries Embarq and Qwest Corporation ("QC") completed premium-priced cash tender offers for the purchase of certain of their respective outstanding debt securities, resulting in an aggregate loss of $193 million. Also in the second quarter of 2012, Embarq and our subsidiary Qwest Communications International Inc. ("QCII") redeemed certain of their respective outstanding debt securities which resulted in a net loss of $9 million.

        In the first quarter of 2012, QCII redeemed certain of its outstanding debt securities, which resulted in a gain of $8 million.

  Other Income (Expense)

        Other income (expense) reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and impairments and foreign currency gains and losses. Other income (expense) was greater for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2012 primarily due to the recognition of a one-time $16 million fee paid in June 2011 relating to the acquisition of Savvis.

Income Tax Expense

        Income tax expense for the six months ended June 30, 2012 and 2011 was $180 million and $199 million, respectively, or an effective tax rate of 39.7% and 37.9%, respectively.

Segment Results

        We have restated previously reported segment results due to the above-described reorganization of our business. Segment results are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total segment revenues	$4,346	4,158	8,690	5,723
Total segment expenses	2,024	1,821	4,002	2,385

Total segment income	$2,322	2,337	4,688	3,338

Total margin percentage	53%	56%	54%	58%
Regional markets:
Revenues	$2,477	2,540	4,963	3,677
Expenses	1,048	1,043	2,079	1,500

Income	$1,429	1,497	2,884	2,177

Margin percentage	58%	59%	58%	59%
Wholesale markets:
Revenues	$944	980	1,905	1,362
Expenses	286	304	573	401

Income	$658	676	1,332	961

Margin percentage	70%	69%	70%	71%
Enterprise markets—network:
Revenues	$648	630	1,280	676
Expenses	479	472	936	482

Income	$169	158	344	194

Margin percentage	26%	25%	27%	29%
Enterprise markets—data hosting:
Revenues	$277	8	542	8
Expenses	211	2	414	2

Income	$66	6	128	6

Margin percentage	24%	75%	24%	75%

        In connection with the reorganization of our segments effective April 1, 2012, we also revised the way we categorize our segment revenues and segment expenses. Our major categories of segment revenues are strategic services, legacy services and data integration, each of which is described in more detail in "Operating Revenues" above.

        As indicated in Note 9—Segment Information, we have the following four segments, which currently derive revenues from the following categories of products and services:

Segment	Revenues
Regional Markets	Strategic, Legacy and Data Integration
Wholesale Markets	Strategic and Legacy
Enterprise Markets—Network	Strategic, Legacy and Data Integration
Enterprise Markets—Data Hosting	Strategic

        We report our segment expenses for our four segments as follows:

  •
  Direct expenses, which primarily are specific, incremental expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses.

        During the first quarter of 2012, as we transitioned certain of Qwest's legacy systems to our historical company systems, we updated our methodologies for reporting our direct expenses and for allocating our expenses to our segments. Specifically, we no longer include certain fleet expenses for our regional markets segment in direct expenses; they are now expenses allocated to our segments, with the exception of enterprise markets—data hosting. In addition, we now more fully allocate network building rent and power expenses to our regional markets, wholesale markets and enterprise markets—network segments. We determined that it was impracticable to recast our segment results for prior periods to reflect these changes in methodology.

        During the second quarter of 2012, as we reorganized our business into our four segments as indicated above, we further revised our methodology for how we allocate our expenses to our segments to better align segment expenses with related revenues. Under our revised methodology, we no longer allocate certain product development costs to our segments, but we do now allocate certain expenses from our enterprise markets—data hosting segment to our other three segments. We have restated prior periods to reflect these changes in our methodology.

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally-managed. Other unassigned operating expenses consist primarily of expenses for certain centrally-managed administrative functions (such as finance, information technology, legal and human resources), severance expenses and restructuring expenses. The enterprise markets—data hosting segment does include certain finance, information technology, legal and human resources expenses due to continuing use of certain legacy accounting systems acquired with the purchase of Savvis. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. Our segment results do not include any intersegment revenue or expenses. Our chief operating decision maker does not review assets and capital expenditures by segment, nor does he include the centrally-managed income and expenses noted above in the calculation of segment income.

  Regional Markets

        The operations of our regional markets segment have been impacted by several significant trends, including those described below.

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node ("FTTN"), deployment, which allows for the delivery of higher speed broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services, Ethernet, MPLS and other managed services and we continue to enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our strategic revenues.

  •
  Facilities-based video expenses.  As we continue to expand our facilities-based video service infrastructure, we are incurring start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain.

  •
  Access lines.  Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail, texting and social networking services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of access line revenues, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not significantly contribute to our strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention and our ability to compete with other telecommunications service providers. In addition to our bundle discounts, we also offer from time to time limited time promotions on our broadband service, which we believe further aids our ability to attract and retain customers and increase usage of our services.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our state and local government customers.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following tables summarize the results of operations from our regional markets segment:

	Regional Markets Segment
	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$894	843	50	1	51
Legacy services	1,510	1,631	(121)	—	(121)
Data integration	73	66	7	—	7

Total revenues	2,477	2,540	(64)	1	(63)

Segment expenses:
Direct	981	980	1	—	1
Allocated	67	63	3	1	4

Total expenses	1,048	1,043	4	1	5

Segment income	$1,429	1,497	(68)	—	(68)

Segment margin percentage	58%	59%

	Regional Markets Segment
	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,781	1,163	69	546	3	618
Legacy services	3,050	2,419	(171)	802	—	631
Data integration	132	95	5	32	—	37

Total revenues	4,963	3,677	(97)	1,380	3	1,286

Segment expenses:
Direct	1,943	1,427	26	490	—	516
Allocated	136	73	40	20	3	63

Total expenses	2,079	1,500	66	510	3	579

Segment income	$2,884	2,177	(163)	870	—	707

Segment margin percentage	58%	59%

  Segment Income

        Regional markets segment income decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our regional markets segment income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

  Segment Revenues

        Excluding revenues attributable to the Qwest and Savvis acquisitions, regional markets revenues decreased for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 due to declines in legacy services revenues, partially offset by growth in strategic services revenues. Growth in strategic services revenues was due principally to increases in the number of broadband subscribers as well as volume increases in our facilities-based video, Ethernet and MPLS services. Legacy services revenues decreased primarily due to declines in local and long-distance services associated principally with access line losses resulting from competitive pressures.

  Segment Expenses

        Regional markets expenses were relatively unchanged in comparison between the three months ended June 30, 2012 and 2011. Regional markets expenses, exclusive of Legacy Qwest and Legacy Savvis expenses, increased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, due to increases in both direct and allocated expenses. The increase in direct expenses was primarily due to increased maintenance and installation costs associated with customer premise equipment, partially offset by a decrease in fleet expenses due to our updated expense allocation methodology, as well as decreases in salaries and benefits due to decreased headcounts. Allocated expenses increased primarily due to our above-described updated methodology more fully allocating to our segments network building rent and power expenses.

  Wholesale Markets

        The operations of our wholesale markets segment have been impacted by several significant trends, including those described below:

  •
  Private line services (including special access).  Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to negatively impact our wholesale markets segment, we ultimately believe the bandwidth consumption growth in our fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  •
  Access and local services revenues.  Our access and local services revenues have been and we expect will continue to be, adversely affected by technological migration, industry consolidation, regulation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale markets segment.

  •
  Switched access revenues.  We believe that changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011 will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale markets segment.

  •
  Long-distance services revenues.  Wholesale long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, declining demand for traditional voice services and industry consolidation.

        The following tables summarize the results of operations from our wholesale markets segment:

	Wholesale Markets Segment
	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$572	556	12	4	16
Legacy services	372	424	(52)	—	(52)

Total revenues	944	980	(40)	4	(36)

Segment expenses:
Direct	45	46	(1)	—	(1)
Allocated	241	258	(20)	3	(17)

Total expenses	286	304	(21)	3	(18)

Segment income	$658	676	(19)	1	(18)

Segment margin percentage	70%	69%

	Wholesale Markets Segment
	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,152	766	39	339	8	386
Legacy services	753	596	(91)	248	—	157

Total revenues	1,905	1,362	(52)	587	8	543

Segment expenses:
Direct	93	78	2	13	—	15
Allocated	480	323	(4)	155	6	157

Total expenses	573	401	(2)	168	6	172

Segment income	$1,332	961	(50)	419	2	371

Segment margin percentage	70%	71%

  Segment Income

        Wholesale markets segment income decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our wholesale markets segment income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

  Segment Revenues

        Wholesale markets revenues decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 due to decreases in legacy services revenues driven by continuing declines in access, long-distance and local services volumes due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The decrease in legacy services revenues was partially offset by growth in certain strategic services revenues including Ethernet. Excluding revenues attributable to the Qwest and Savvis acquisitions, wholesale markets revenues decreased for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the same factors discussed for the three months ended June 30, 2012.

  Segment Expenses

        Wholesale markets allocated expenses and total expenses decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2012 due to a lower allocation of fleet and network real estate expenses due to the above-described updated expense allocation methodology. Wholesale markets expenses, exclusive of Legacy Qwest and Legacy Savvis expenses, were relatively flat for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

  Enterprise Markets – Network

        The operations of our enterprise markets—network segment have been impacted by several significant trends, including those described below.

  •
  Strategic services.  Our mix of total segment revenues continues to migrate from legacy services to strategic services as our enterprise and government customers increasingly demand customized and integrated data, Internet and voice services. We offer to our enterprise customers diverse combinations of products and services such as private line, MPLS and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect overall revenues from these services to grow.

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

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our productivity improvements while achieving operational efficiencies and improving our processes through automation. We also expect our enterprise markets—network segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

        The following tables summarize the results of operations from our enterprise markets—network segment:

	Enterprise Markets—Network Segment
	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$333	319	10	4	14
Legacy services	218	225	(7)	—	(7)
Data integration	97	86	11	—	11

Total revenues	648	630	14	4	18

Segment expenses:
Direct	199	185	14	—	14
Allocated	280	287	(11)	4	(7)

Total expenses	479	472	3	4	7

Segment income	$169	158	11	—	11

Segment margin percentage	26%	25%

	Enterprise Markets—Network Segment
	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$657	328	8	314	7	329
Legacy services	440	260	(18)	198	—	180
Data integration	183	88	11	84	—	95

Total revenues	1,280	676	1	596	7	604

Segment expenses:
Direct	383	186	(6)	203	—	197
Allocated	553	296	(11)	261	7	257

Total expenses	936	482	(17)	464	7	454

Segment income	$344	194	18	132	—	150

Segment margin percentage	27%	29%

  Segment Income

        The acquisition of Qwest on April 1, 2011 substantially increased the scale of our enterprise markets—network segment, resulting in an increase in our segment income for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Our segment margin percentage declined in 2012 as a result of a change in product mix as more services are now provided outside of our local service area.

  Segment Revenues

        Legacy CenturyLink enterprise markets—network segment revenues increased for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. This increase primarily reflected increased strategic services revenues due to increased volumes of MPLS services and increased data integration services. Lower revenues from legacy services driven by access line losses partially offset the increases in strategic and data integration services. Enterprise markets—network revenues for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 increased due to the acquisition of Qwest.

  Segment Expenses

        Legacy CenturyLink enterprise markets—network segment expenses increased slightly for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 primarily due to increased direct expenses, partially offset by decreased allocated expenses. The increase in direct expenses was primarily due to increased maintenance and installation costs associated with customer premise equipment, partially offset by decreases in salaries and benefits due to lower headcounts. Allocated expenses decreased for both the three and six months ended June 30, 2012 due lower allocation of fleet and network real estate expenses due to the above-described updated expense allocation methodology. Total enterprise markets—network expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 increased due to the acquisition of Qwest.

  Enterprise Markets – Data Hosting

        The operations of our enterprise markets—data hosting segment is largely comprised of the operations of our Legacy Savvis services for periods after the July 15, 2011 acquisition date, which have been impacted by significant trends, including those described below.

  •
  Colocation.  Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our clients around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors enter the enterprise colocation market; however, we believe that our combination of global data center assets, operational expertise and broad range of services strengthens our competitive position.

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

        The following tables summarize the results of operations from our enterprise markets—data hosting segment:

	Enterprise Markets—Data Hosting Segment
	Three Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$277	8	—	269	269

Total revenues	277	8	—	269	269

Segment expenses:
Direct	230	11	3	216	219
Allocated	(19)	(9)	(2)	(8)	(10)

Total expenses	211	2	1	208	209

Segment income	$66	6	(1)	61	60

Segment margin percentage	24%	75%

	Enterprise Markets—Data Hosting Segment
	Six Months Ended June 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$542	8	—	8	526	534

Total revenues	542	8	—	8	526	534

Segment expenses:
Direct	451	11	4	11	425	440
Allocated	(37)	(9)	(2)	(10)	(16)	(28)

Total expenses	414	2	2	1	409	412

Segment income	$128	6	(2)	7	117	122

Segment margin percentage	24%	75%

  Segment Income

        The acquisition of Savvis on July 15, 2011 substantially increased the scale of our enterprise markets—data hosting segment, resulting in an increase in our segment income for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. Legacy Savvis operations accounted for 97.1% and 97.0% of our enterprise markets—data hosting segment revenues for the three and six months ended June 30, 2012, respectively.

  Segment Revenues

        As noted above, that acquisition of Savvis on July 15, 2011 substantially increased our enterprise markets—data hosting segment revenues.

  Segment Expenses

        Exclusive of the acquisitions of Savvis and Qwest, Legacy CenturyLink enterprise markets—data hosting direct segment expenses were flat for the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011. The enterprise markets—data hosting segment allocates certain network-related expenses to our other three segments, but may not receive allocated expenses through the methodology of allocating expenses as described above, which may cause enterprise markets—data hosting segment allocated expenses to appear as a negative.

Liquidity and Capital Resources

Overview

        As of June 30, 2012, we held cash and cash equivalents of $281 million compared to $128 million as of December 31, 2011 and had $1.8 billion available under our revolving credit facility, which is described further below. During the six months ended June 30, 2012, we received net proceeds of $3.4 billion from the issuance of senior notes and term loan borrowings effected in anticipation of paying down portions of our long-term debt (including using a portion of these net proceeds to redeem $484 million of debt on July 20, 2012). We have generally relied on cash provided by operations and our revolving credit facility to fund our operating and capital expenditures, make our dividend payments and repay a portion of our maturing debt. Our operations have historically provided a stable source of cash flow that has helped us meet the needs of the business.

        As of June 30, 2012, we had a working capital deficit of $1.4 billion, reflecting current liabilities of $5.2 billion and current assets of $3.8 billion, compared to a working capital deficit of $500 million as of December 31, 2011. The change in our working capital position is primarily due to a $1.4 billion increase in current maturities of long-term debt due in part to debt called for redemption on July 20, 2012, as partially offset by decreases in our accounts payable balance, increases in current assets due to the reclassification of certain assets held for sale as current assets and increased cash and cash equivalents.

        We anticipate that our existing cash balances and net cash provided by operating activities will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw on our revolving credit facility as a source of liquidity if and when necessary.

        We currently expect to continue our current annual dividend of $2.90 per common share, subject to our board's discretion. See "Risk Factors-Risks Affecting Our Business" in Item 1A of Part II of this report.

Debt and Other Financing Arrangements

        On July 20, 2012, QC redeemed all $484 million of its 7.5% Notes due 2023, which resulted in an immaterial loss.

        On June 25, 2012, QC issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On May 17, 2012, QCII redeemed $500 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

        On April 23, 2012, Embarq redeemed the remaining $200 million of its 6.738% Notes due 2013, which resulted in an immaterial loss.

        On April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either the London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries.

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of this tender offer resulted in a loss of $46 million.

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 2, 2012, Embarq completed a cash tender offer to purchase a portion of its $528 million of 6.738% Notes due 2013 and its $2.0 billion of 7.082% Notes due 2016. With respect to its 6.738% Notes due 2013, Embarq received and accepted tenders of approximately $328 million aggregate principal amount of these notes, or 62%, for $360 million including a premium, fees and accrued interest. With respect to its 7.082% Notes due 2016, Embarq received and accepted tenders of approximately $816 million aggregate principal amount of these notes, or 41%, for $944 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $144 million.

        On March 12, 2012, CenturyLink, Inc. issued (i) $650 million aggregate principal amount of 7.65% Senior Notes due 2042 in exchange for net proceeds, after deducting underwriting discounts, of approximately $644 million, (ii) $1.4 billion aggregate principal amount of 5.80% Senior Notes due 2022 in exchange for net proceeds, after deducting underwriting discounts, of approximately $1.389 billion. The notes are unsecured obligations and may be redeemed at any time on the terms and conditions specified therein.

        On March 1, 2012, QCII redeemed $800 million of its 7.50% Notes due 2014, which resulted in an immaterial gain.

        On April 6, 2012, we amended and restated our $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $177 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest will be assessed on future borrowings using either LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. As of June 30, 2012, there was $250 million in borrowings and zero in letters of credit outstanding under the Credit Facility.

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

        The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility, as defined and described above.

        In April 2011, CenturyLink, Inc. entered into a $160 million uncommitted revolving letter of credit facility. As of June 30, 2012, our outstanding letters of credit totaled $123 million under this facility.

        As of June 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash generated by operating activities and regulatory considerations. We estimate our total 2012 capital expenditures will be approximately $2.8 billion to $2.9 billion.

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

        We have agreed to accept approximately $35 million of the $90 million available to us from Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. We determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. We have, however, filed with the FCC a waiver application, which, if granted, would allow us to deploy broadband services with CAF funds to approximately 60,000 more homes in high-cost unserved areas in our markets.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting funding status of our plans is measured annually at December 31. As of December 31, 2011, the accounting unfunded status of our pension and other post-retirement benefit obligations was $1.782 billion and $3.237 billion, respectively. See Note 8—

Employee Benefits of our Form 10-K for the year ended December 31, 2011 for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. We expect to make a cash contribution of approximately $32 million during the remaining six months of 2012. We currently expect that our required contributions for 2013 will be approximately $100 million, based on current laws and circumstances, including the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which was signed into law on July 6, 2012. This legislation contains pension-related provisions which, among other things, provide near-term relief from the impact of recent low interest rates on pension funding requirements and an increase in the premiums paid to the Pension Benefit Guaranty Corporation ("PBGC"). Under MAP-21, companies will be permitted to calculate their pension obligations based on 25-year historic average rates, which exceed the two-year average rates being used prior to the legislation. Consequently, this legislation will lower the amount of required pension plan contributions. This relief is available commencing in 2012, but gradually decreases each year through 2016, at which time the reduced level of relief is frozen with respect to future years. Based on several assumptions, we have projected that this relief will reduce our pension plan funding requirements over the next five years by approximately $1 billion, which will correspondingly enhance our cash flows over this period. The legislation will not, however, affect pension liabilities recorded on our financial statements under generally accepted accounting principles. Partially offsetting this relief, MAP-21 provides for an annual increase beginning in 2013 to both the fixed premiums, based on plan participants, and the variable premiums, based on unfunded vested benefits, paid to PBGC. Based on various assumptions, we estimate that our premiums payable to PBGC over the next five years will increase by approximately $60 million as a result of the new legislation. The actual amount of required contributions to our plans, and premiums paid to PBGC, will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and any further changes in funding laws and regulations.

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

        Our estimated annual long-term rate of return on the pension and post-retirement plans trust assets is 7.5% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities (which include cash flows from Savvis and Qwest after their respective acquisition dates):

	Six Months Ended June 30,
			Increase / (Decrease)
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$2,799	2,018	781
Net cash used in investing activities	(1,175)	(362)	813
Net cash (used in) provided by financing activities	(1,473)	717	(2,190)

        Net cash provided by operating activities increased primarily due to the acquisition of Qwest and Savvis, which contributed net cash provided by operating activities of approximately $1.5 billion during the six months ended June 30, 2012, compared to the $661 million contributed by Qwest during the three months ended June 30, 2011. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased primarily due to the acquisitions of Qwest and Savvis, who each invested net cash of approximately $619 million and $195 million, respectively, toward capital expenditures and other investing activities during the six months ended June 30, 2012 compared to the $345 million invested by Qwest during the three months ended June 30, 2011. The remaining increase of net cash used in investing activities is due to additional capital expenditures, which were slightly offset by $133 million of cash provided by the sale of property during the six months ended June 30, 2012.

        Net cash used in financing activities increased for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to a $2.8 billion increase in funds used to pay long-term debt, a $311 million related increase in early retirement of debt cost, and a $248 million increase in dividends paid attributable to an increase in the average number of shares outstanding. These increases in cash used in financing activities were partially offset by a $759 million increase in the net proceeds from the issuance of debt securities and a $338 million reduction in net payments on our Credit Facility.

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

        In accounting for the Qwest acquisition, we recognized Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million.

        The table below summarizes the premiums recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended	Year Ended	Total
		December 31, 2011	Since Acquisition
	June 30, 2012
	(Dollars in millions)
Amortized	$48	154	202
Extinguished(1)	140	58	198

Total premiums recognized	$188	212	400

(1)
See "Debt and Other Financing Arrangements" for more information

        The remaining premium of $293 million as of June 30, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Net Operating Loss Carryforwards

        We are currently using federal net operating loss carryforwards ("NOLs") to offset a portion of our taxable income. We expect to deplete a significant portion of these NOLs and certain other deferred tax attributes by 2014, and substantially all of these tax benefits by 2015. Once our NOLs are fully utilized, the amount of our cash flows dedicated to the payment of federal taxes will increase. The amounts of those payments will depend upon future earnings and upon our future tax circumstances and cannot be accurately estimated at this time. For additional information, see "Risk Factors—Risks Relating to our Recent Acquisitions" appearing in Item 1A of Part II of this report.

Other Matters

        We have cash management arrangements with certain of our principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to us. In accordance with generally accepted accounting principles, these advances are eliminated as intercompany transactions. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these advances, which are not recognized on our consolidated balance sheets.

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 10—Commitment and Contingencies for the current status of such legal proceedings, including matters involving Qwest.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" below. There were no substantial changes to our off-balance sheet arrangements or contractual obligations in the six months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the Federal Communications Commission's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions of Savvis and Qwest; our ability to successfully integrate the operations of Savvis and Qwest into our operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use net operating loss carryovers of Qwest in projected amounts; the effects of changes in our assignment of the Savvis purchase price to identifiable assets after June 30, 2012; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving us; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our July 2011 acquisition of Savvis, and our April 2011 acquisition of Qwest are described in greater detail in Item 1A of our Form 10-K for the year ended December 31, 2011, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, broadband companies, resellers and sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

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

  •
  the additional complexities of combining companies with different histories, regulatory restrictions, sales forces, marketing strategies, product markets and customer bases, and initiating this process before we had fully completed the integration of our operations with those of Embarq;

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

        We have recognized the assets and liabilities of Savvis based on our preliminary estimates of the acquisition date fair values. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final valuation analysis. We expect to complete our final fair value determinations no later than the third quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on our operating results.

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

        As a diversified full service incumbent local exchange carrier ("ILEC"), we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier ("CLEC") operations, and to our emerging switched digital television. These requirements could delay us in expanding our operations or increase the costs of providing these services.

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

        We continue to carry significant debt. As of June 30, 2012, our consolidated debt was approximately $21.6 billion. Approximately $3.0 billion of our debt securities come due over the next three years. While we currently believe that we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or the condition of the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

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

        The funded status of our qualified pension plans is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plans was $1.7 billion as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. Based on current laws and circumstances, (i) we expect to make a cash contribution of approximately $32 million during the remaining six months of 2012 and (ii) we expect that required and voluntary contributions for 2013 will be approximately $100 million. The actual amount of required contributions to our plans in 2013 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

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

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Approximately 13,000 or 28% of our employees are subject to collective bargaining agreements that expire October 6, 2012. We cannot predict the outcome of these negotiations.

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

        We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recognized in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the second quarter of 2012 to employees to satisfy their tax obligations related to stock-based awards. We did not repurchase during the second quarter of 2012 any shares under our share repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
April 2012	123,618	$38.61	N/A	N/A
May 2012	69,085	$39.09	N/A	N/A
June 2012	12,764	$37.51	N/A	N/A

Total	205,467

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
3.1
Amended and Restated Articles of Incorporation of CenturyLink, Inc., as amended through May 23, 2012 (incorporated by reference to Exhibit 3.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on May 30, 2012).
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
e.
Sixth Supplemental Indenture, dated as of June 16, 2011, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit 4.2 of CenturyLink,- Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).
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
b.
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.5(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).
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
(x)
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).
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
b.
7.082% Global Note due 2016 of Embarq Corporation (incorporated by reference to Exhibit 4.3 to Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32372) filed with the Securities and Exchange Commission on March 9, 2007).
4.7	Intercompany debt instruments.
	a.*	Revolving Promissory Note, dated as of April 2, 2012 pursuant to which Embarq Corporation may borrow from an affiliate of CenturyLink, Inc. up to $2.5 billion on a revolving basis, included herein.
	b.*	Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis, included herein.
10.1	Qualified Employee Benefit Plans of CenturyLink, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).
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
c.
CenturyLink Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated as of April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated as of October 24, 2008 (incorporated by reference to Exhibit 10.1(c) CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on August 7, 2009), as amended by Amendment No. 5 thereto dated as of September 15, 2009 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by Amendment No. 6 thereto, dated as of December 30, 2009 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by Amendment No. 7 thereto, effective at various dates during 2010 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010) and as amended by Amendment No. 8 thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(c) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).
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
(iii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 11, 2007 (incorporated by reference to Exhibit 10.2 (f) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).
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
(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(g) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 2006).
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
(ii)
Form of Restricted Stock Agreement for non-management directors (incorporated by reference to Exhibit 10.2(a) (ii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).
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
b.
Form of 2007 Award Agreement for executive officers of Embarq Corporation (incorporated by reference to Exhibit 10.1 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on February 27, 2007).
c.
Form of 2008 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on March 4, 2008).
d.
Form of 2009 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32732) filed with the Securities and Exchange Commission on March 5, 2009).

	e.	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 of Embarq Corporation's Current Report on Form 8-K (File No. 001-32372) filed with the Securities and Exchange Commission on March 4, 2008).
f.
Amendment to Outstanding RSUs granted in 2007 and 2008 under the Embarq Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 of Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on February 13, 2009).
g.
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
h.
Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and William E. Cheek (incorporated by reference to Exhibit 10.4 of Embarq Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 001-32372) filed with the Securities and Exchange Commission on October 30, 2008).
i.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2012.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)