Form 10-Q
period 2012-09-30
CENTURYLINK, INC
filed 2012-11-08
CIK 18926

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 001-7784

CENTURYLINK, INC.
(Exact name of registrant as specified in its charter)

Louisiana	72-0651161
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana	71203
(Address of principal executive offices)	(Zip Code)
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

        On November 2, 2012, there were 624,263,963 shares of common stock outstanding.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,571	4,596	13,793	10,698

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,943	1,950	5,732	4,357
Selling, general and administrative	748	870	2,454	2,075
Depreciation and amortization	1,144	1,228	3,560	2,774

Total operating expenses	3,835	4,048	11,746	9,206

OPERATING INCOME	736	548	2,047	1,492
OTHER INCOME (EXPENSE)
Interest expense	(326)	(324)	(1,004)	(732)
Net loss on early retirement of debt	—	—	(194)	(1)
Other income (expense)	12	7	27	(3)

Total other income (expense)	(314)	(317)	(1,171)	(736)
INCOME BEFORE INCOME TAX EXPENSE	422	231	876	756
Income tax expense	152	93	332	292

NET INCOME	$270	138	544	464

EARNINGS PER COMMON SHARE
BASIC	$.43	.22	.88	.91
DILUTED	$.43	.22	.87	.91
DIVIDENDS DECLARED PER COMMON SHARE	$.725	.725	2.175	2.175
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	621,148	612,277	619,748	504,919
DILUTED	623,296	613,686	621,828	506,063

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
NET INCOME	$270	138	544	464

OTHER COMPREHENSIVE INCOME (LOSS):
Auction rate securities marked to market, net of $—, $2, $(2), and $2 tax	—	(4)	3	(4)
Foreign currency translation adjustment and other, net of $—, $—, $—, and $2 tax	8	(15)	9	(19)
Items related to employee benefit plans:
Change in net actuarial loss, net of $(3), $(1), $(9), and $(3) tax	4	2	14	5
Change in net prior service credit, net of $(1), $—, $(1), and $(1) tax	2	—	2	1

Other comprehensive income (loss)	14	(17)	28	(17)

COMPREHENSIVE INCOME	$284	121	572	447

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$194	128
Accounts receivable, less allowance of $157 and $145	1,971	1,977
Deferred income taxes, net	1,019	1,019
Other	649	393

Total current assets	3,833	3,517
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	31,288	29,585
Accumulated depreciation	(12,275)	(10,141)

Net property, plant and equipment	19,013	19,444
GOODWILL AND OTHER ASSETS
Goodwill	21,732	21,732
Customer relationships, net	7,341	8,239
Other intangible assets, net	1,859	2,243
Other	854	869

Total goodwill and other assets	31,786	33,083

TOTAL ASSETS	$54,632	56,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,198	480
Accounts payable	1,320	1,400
Accrued expenses and other liabilities
Salaries and benefits	778	633
Other taxes	418	383
Interest	347	293
Other	254	255
Advance billings and customer deposits	616	573

Total current liabilities	4,931	4,017
LONG-TERM DEBT	19,508	21,356
DEFERRED CREDITS AND OTHER LIABILITIES
Benefit plan obligations, net	4,672	4,855
Deferred income taxes, net	4,083	3,800
Other	1,241	1,189

Total deferred credits and other liabilities	9,996	9,844
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 9 and 9 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 800,000 shares, respectively, issued and outstanding 623,144 and 618,514 shares, respectively	623	619
Additional paid-in capital	19,052	18,901
Accumulated other comprehensive loss	(984)	(1,012)
Retained earnings	1,506	2,319

Total stockholders' equity	20,197	20,827

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,632	56,044

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$544	464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,560	2,774
Deferred income taxes	260	298
Provision for uncollectible accounts	144	94
Long-term debt (premium) discount amortization	(71)	(119)
Net loss on early retirement of debt	194	1
Changes in current assets and current liabilities:
Accounts receivable	(136)	(66)
Accounts payable	48	(14)
Accrued income and other taxes	65	80
Other current assets and other current liabilities, net	134	43
Retirement benefits	(179)	(170)
Changes in other noncurrent assets and liabilities	91	21
Other, net	32	67

Net cash provided by operating activities	4,686	3,473

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,024)	(1,511)
Cash paid for Savvis acquisition, net of $94 cash acquired	—	(1,671)
Cash acquired in Qwest acquisition, net of $5 cash paid	—	419
Proceeds from sale of property	133	—
Other, net	28	14

Net cash used in investing activities	(1,863)	(2,749)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	3,363	3,159
Payments of long-term debt	(4,529)	(1,442)
Early retirement of debt costs	(324)	(13)
Net borrowings (payments) on credit facility	3	(365)
Dividends paid	(1,357)	(1,105)
Net proceeds from issuance of common stock	91	79
Repurchase of common stock	(20)	(31)
Other, net	14	(41)

Net cash (used in) provided by financing activities	(2,759)	241

Effect of exchange rate changes on cash and cash equivalents	2	(15)

Net increase in cash and cash equivalents	66	950
Cash and cash equivalents at beginning of period	128	173

Cash and cash equivalents at end of period	$194	1,123

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(59)	100
Interest (paid) (net of capitalized interest of $33 and $17)	(997)	(760)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$619	305
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	—	294
Issuance of common stock to acquire Savvis, including shares issued in connection with share-based compensation awards	—	14
Issuance of common stock through dividend reinvestment, incentive and benefit plans	5	5
Shares withheld to satisfy tax withholdings	(1)	(1)

Balance at end of period	623	617

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,901	6,181
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	—	11,974
Issuance of common stock to acquire Savvis, including shares issued in connection with share-based compensation awards	—	603
Issuance of common stock through dividend reinvestment, incentive and benefit plans	86	74
Shares withheld to satisfy tax withholdings	(17)	(30)
Share-based compensation and other, net	82	56

Balance at end of period	19,052	18,858

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,012)	(141)
Other comprehensive income (loss)	28	(17)

Balance at end of period	(984)	(158)

RETAINED EARNINGS
Balance at beginning of period	2,319	3,302
Net income	544	464
Dividends declared	(1,357)	(1,105)

Balance at end of period	1,506	2,661

TOTAL STOCKHOLDERS' EQUITY	$20,197	21,978

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

        Our consolidated balance sheet as of December 31, 2011, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income (expense), (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other financing activities.

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. For more information on our segments, see Note 9—Segment Information. These changes had no impact on total revenues, total operating expenses or net income for any period.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $30 million to $45 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $30 million to $45 million decrease in operating expenses for the nine months ended September 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $35 million to $60 million for the year ending December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $18 million to $27 million, or $0.03 to $0.04 per basic and diluted common share, for the nine months ended September 30, 2012 and is expected to increase net income by approximately $21 million to $36 million, or $0.03 to $0.06 per basic and diluted common share, for the year ending December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the economic lives and net salvage value for certain telecommunications equipment. These changes resulted in additional depreciation expense of approximately $7 million and $20 million for the three and nine months ended September 30, 2012, respectively, and are expected to result in additional depreciation expense of approximately $26 million for the year ending December 31, 2012. This additional depreciation expense, net of tax, reduced net income by approximately $4 million and $12 million, or $0.01 and $0.02 per basic and diluted common share, for the three and nine months ended September 30, 2012, respectively, and is expected to reduce net income by approximately $16 million, or approximately $0.03 per basic and diluted common share, for the year ending December 31, 2012.

        On April 2, 2012, our subsidiary, Qwest Corporation ("QC"), sold an office building for net proceeds of $133 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.

        During the second quarter of 2012, we committed to a plan to sell our Advanced Wireless Services A Block and 700 MHz wireless spectrum in the A, B, and C Blocks. We have agreed to sales terms with two purchasers and expect to reach agreements with various other purchasers within the next twelve months. These transactions are subject to regulatory approval. In connection with reclassifying our wireless spectrum assets as assets held for sale, we reclassified $154 million from "other intangible assets, net" to "current assets—other".

Out-of-Period Adjustment

        During the third quarter of 2012, we discovered and corrected an error that resulted in an overstatement of depreciation expense in 2011 and the six months ended June 30, 2012. We evaluated the error considering both quantitative and qualitative factors and concluded that the error was immaterial to our previously issued and current period financial statements. Therefore, we recognized a $45 million reduction in depreciation expense during the third quarter of 2012 which includes $30 million related to 2011 and $15 million related to the six months ended June 30, 2012. The correction of the error resulted in an increase in net income of $28 million, or approximately $0.05 per share, for the three months ended September 30, 2012, and an increase in net income of $18 million, or approximately $0.03 per share, for the nine months ended September 30, 2012.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update simplifies the indefinite-lived intangible asset impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the indefinite-lived intangible asset is impaired before performing the quantitative impairment test. Under this approach, if we determine that it is more likely than not that the indefinite-lived intangible asset is impaired, we will be required to compute and compare the fair value of the indefinite-lived intangible asset to its carrying value to determine and measure the impairment loss, if any. We have elected to implement ASU 2012-2 effective as of the fourth quarter of 2012, when we intend to perform our annual impairment testing of indefinite-lived intangible assets other than goodwill.

(2)   Acquisitions

Acquisition of Savvis

        On July 15, 2011, we acquired all of the outstanding common stock of Savvis, a provider of cloud hosting, managed hosting, colocation and network services in domestic and foreign markets. We believe this acquisition enhances our ability to provide information technology services to our existing business customers and strengthens our opportunities to attract new business customers. Each share of Savvis common stock outstanding immediately prior to the acquisition converted into the right to receive $30 per share in cash and 0.2479 shares of CenturyLink common stock. The aggregate consideration of $2.382 billion was based on:

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

        In the third quarter of 2012, we completed our valuation of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The aggregate consideration paid by us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $1.349 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

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

        During the nine months ended September 30, 2012, we retrospectively adjusted our previously reported preliminary assignment of the aggregate Savvis consideration for changes to our original estimates. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011. Due to these revisions in our estimates, (i) customer relationships decreased $55 million due to a decrease in our customer relationships valuation, (ii) property, plant and equipment increased $32 million primarily from a revision to our valuation of our capital lease assets, and (iii) deferred credits and other liabilities decreased by $30 million primarily from changes in deferred taxes. Among other minor revisions, goodwill decreased by $8 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously–reported amounts.

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

        On the acquisition date, we assumed Qwest's contingencies. For more information on our contingencies, see Note 10—Commitments and Contingencies.

Acquisition-Related Expenses

        We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq Corporation ("Embarq") in July 2009. The table below summarizes our expenses related to our acquisitions, which consist primarily of integration and severance expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Acquisition-related expenses	$17	104	68	405

        The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

References to Acquired Businesses

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the nine months ended September 30, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions, and, when used in reference to a comparison of our consolidated results for the three months ended September 30, 2012 and 2011, mean the business we operated immediately prior to the Savvis acquisition.

Combined Pro Forma Operating Results

        For the three and nine months ended September 30, 2012, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Qwest of $2.7 billion and $8.2 billion, respectively, and Savvis of $281 million and $825 million, respectively.

        The following unaudited pro forma financial information for the three and nine months ended September 30, 2011 presents the combined results of CenturyLink as if the Qwest and Savvis acquisitions had been consummated as of January 1, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Actual	Pro Forma	Actual	Pro Forma
	2012	2011	2012	2011
	(Dollars in millions)
Operating revenues	$4,571	4,633	13,793	14,039
Net income	270	134	544	492
Basic earnings per common share	.43	.22	.88	.80
Diluted earnings per common share	.43	.22	.87	.80

        For the three months ended September 30, 2012 and 2011, this pro forma information reflects certain adjustments to previously reported historical operating results, consisting of primarily:

  •
  increased amortization expense related to identifiable intangible assets, net of decreased depreciation expense to reflect the fair value of property, plant and equipment;

  •
  the related income tax effects.

        For the nine months ended September 30, 2012 and 2011, this pro forma information reflects certain adjustments to previously reported historical operating results, consisting of primarily:

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

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Our goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$21,732	21,732

Customer relationships, less accumulated amortization of $2,235 and $1,337	$7,341	8,239

Indefinite-life intangible assets	268	422
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $749 and $441	1,447	1,622
Trade names and patents, less accumulated amortization of $126 and $71	144	199

Total other intangible assets, net	$1,859	2,243

        We amortize customer relationships over estimated lives ranging from 10 years to 12.5 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software, which consists primarily of assets obtained from the Qwest acquisition, using the straight-line method over estimated lives ranging up to seven years. Approximately $237 million of our capitalized software represents costs to develop an integrated billing and customer care system and is being amortized over a 20 year period that began in 2004. We amortize trade names and patent assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        The table below summarizes our amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Amortization expense	$409	459	1,268	967

        During the second quarter of 2012, we reclassified $154 million related to our wireless spectrum assets from "Other intangible assets, net" to "current assets-other", see Note 1—Basis of Presentation.

        Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions.

        We determined that the methodology previously used to allocate goodwill related to our April 1, 2012 segment reorganization was incorrect. As a result, we have revised our goodwill allocation methodology to properly account for the relative fair value reflective of the segment changes. As indicated in the table below, the revisions do not change the total amount of goodwill recorded on our balance sheet and would not have resulted in an impairment in prior periods. The table below shows the previous allocation and the reallocated amounts attributed to each segment:

	April 1, 2012 (as reported)	April 1, 2012 (as revised)
	(Dollars in millions)
Regional markets	$13,816	15,170
Wholesale markets	3,287	3,283
Enterprise markets—network	3,320	1,788
Enterprise markets—data hosting	1,309	1,491

Total goodwill	$21,732	21,732

        For additional information on the April 1, 2012 reorganization of our segments, see Note 9—Segment Information.

        We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing impairment is September 30. As of September 30, 2012, we tested for goodwill impairment on our reporting units, which are our four operating segments (regional markets, wholesale markets, enterprise markets—network and enterprise markets—data hosting) that we recognized following our internal reorganization earlier this year.

        We early adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, during the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test, which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of the recent internal reorganization of our four segments we did not have a baseline valuation to perform a qualitative assessment. Therefore, we estimated the fair value of our four segments using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows for our regional markets, wholesale markets, and enterprise markets—network segments using a rate that represents our weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of a pre-tax cost of debt of 3.2% and a cost of equity of 8.4%). We discounted the estimated cash flows of our enterprise markets—data hosting segment using a rate that represents its estimated weighted average cost of capital, which we determined to be approximately 11.0% as of the measurement date (which was comprised of a pre-tax cost of debt of 3.2% and a cost of equity of 12.0%). We also reconciled the estimated fair values of the segments to our market capitalization as of September 30, 2012 and concluded that the indicated implied control premium of approximately 14% was reasonable based on recent transactions in the market place. As a result of our segment changes and new operating structure, we have not completed our goodwill impairment test; however, we do not anticipate an impairment of our goodwill in any of our reporting units. We will finalize our analysis prior to the year ending December 31, 2012.

(4)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	September 30, 2012	December 31, 2011
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% – 7.650%	2013 – 2042	$6,250	4,518
Credit facility(1)	1.970% – 4.000%	2017	280	277
Term loan	2.22%	2019	429	—
Subsidiaries
Qwest
Senior notes(2)	3.639% – 8.375%	2013 – 2052	9,718	11,460
Embarq Corporation
Senior notes	7.082% – 7.995%	2016 – 2036	2,669	4,013
First mortgage bonds	6.875% – 8.770%	2013 – 2025	322	322
Other	6.750% – 9.000%	2013 – 2019	200	200
Other subsidiary notes
First mortgage notes			—	65
Capital lease and other obligations	Various	Various	767	712
Unamortized premiums and other, net			71	269

Total long-term debt			20,706	21,836
Less current maturities			(1,198)	(480)

Long-term debt, excluding current maturities			$19,508	21,356

(1)
The information presented here illustrates the interest rates and maturity on our credit facility as amended on April 6, 2012. The outstanding amount of our Credit Facility borrowings at September 30, 2012 was $280 million with a weighted average interest rate of 2.369%.

(2)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with rates that reset every three months. As of the most recent measurement date of September 17, 2012, the rate for these notes was 3.639%.

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

        On April 18, 2012, CenturyLink entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and Qwest Communications International Inc ("QCII"), and one of QCII's wholly-owned subsidiaries. The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility, described in this Note below under "—Credit Facility."

        On April 2, 2012, QC issued $525 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $508 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after April 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On March 12, 2012, CenturyLink issued (i) $650 million aggregate principal amount of 7.65% Senior Notes due 2042 in exchange for net proceeds, after deducting underwriting discounts, of approximately $644 million and (ii) $1.4 billion aggregate principal amount of 5.80% Senior Notes due 2022 in exchange for net proceeds, after deducting underwriting discounts, of approximately $1.389 billion. The Notes are unsecured obligations and may be redeemed at any time on the terms and conditions specified therein.

Repayments

        On August 29, 2012, CenturyLink paid $29 million and $30 million, respectively, to retire its outstanding Rural Utilities Service and Rural Telephone Bank.

        On August 15, 2012, CenturyLink paid at maturity the $318 million principal amount of its 7.875% Notes.

        On July 20, 2012, QC redeemed all $484 million of its 7.50% Notes due 2023, which resulted in an immaterial loss.

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

Credit Facility

        On April 6, 2012, we amended and restated our $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. As of September 30, 2012, there was $280 million outstanding under the Credit Facility.

Covenants

        As of September 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

Subsequent Events

        On October 26, 2012, QCII redeemed all $550 million of its 8.00% Notes due 2015, which resulted in a gain of $15 million.

(5)   Severance and Leased Real Estate

        Periodically, we have implemented reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within "accrued expenses and other liabilities—salaries and benefits" in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. Other than to Savvis, we have not allocated any severance expense to any of our segments.

        Due to workforce reductions and efforts to consolidate work locations subsequent to business acquisitions, we have ceased using certain real estate for which we have continuing lease obligations. When we cease using a discrete leased real estate location, we record a liability associated with that location's lease after estimating the potential for subleasing the real estate. We report the current portion of liabilities for ceased-use real estate leases in "accrued expenses and other liabilities—other" and report the noncurrent portion in "deferred credits and other liabilities—other" in our consolidated balance sheets. We report the related expenses in "selling, general and administrative expenses" in our consolidated statements of operations.

        As of September 30, 2012 and December 31, 2011, the current portion of our leased real estate accrual was $23 million and $27 million, respectively, and the noncurrent portion was $107 million and $126 million, respectively. The remaining lease terms range from 0.1 years to 13.3 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011	$37	153
Accrued to expense	84	2
Payments, net	(100)	(25)
Reversals and adjustments	(3)	—

Balance at September 30, 2012	$18	130

(6)   Employee Benefits

        Net periodic pension income included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$23	21	68	49
Interest cost	156	166	468	395
Expected return on plan assets	(212)	(212)	(636)	(497)
Recognition of prior service cost	1	—	3	—
Recognition of net actuarial loss	7	4	22	11

Net periodic pension income	$(25)	(21)	(75)	(42)

        Net periodic post-retirement benefit expense included the following components:

	Post-Retirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Service cost	$5	5	16	12
Interest cost	44	49	131	104
Expected return on plan assets	(11)	(14)	(33)	(27)
Recognition of prior service cost	—	—	—	(1)

Net periodic post-retirement benefit expense	$38	40	114	88

        We report net periodic pension income and net periodic post-retirement benefit expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(7)   Earnings per Common Share

        Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per share amounts and shares in thousands)
Income (Numerator):
Net income	$270	138	544	464
Earnings applicable to non-vested restricted stock	—	—	(1)	(2)

Net income applicable to common stock for computing basic earnings per common share	270	138	543	462

Net income as adjusted for purposes of computing diluted earnings per common share	$270	138	543	462

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	622,769	613,271	621,370	506,452
Non-vested restricted stock	(2,541)	(1,989)	(2,582)	(2,052)
Non-vested restricted stock units	920	995	960	519

Weighted average shares outstanding for computing basic earnings per common share	621,148	612,277	619,748	504,919
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13	13	13
Shares issuable under incentive compensation plans	2,135	1,396	2,067	1,131

Number of shares as adjusted for purposes of computing diluted earnings per common share	623,296	613,686	621,828	506,063

Earnings per common share:
Basic	$.43	.22	.88	.91
Diluted	$.43	.22	.87	.91

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.0 million and 3.0 million for the three months ended September 30, 2012 and 2011, respectively, and 2.2 million and 2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in "noncurrent other assets", and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		September 30, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investment securities	3	$19	19	73	73
Liabilities—Long-term debt excluding capital lease obligations	2	19,939	21,683	21,124	22,052

        Our investment securities consist of auction rate securities maturing in 2035 that are not actively traded in liquid markets. We have designated these securities as available for sale and, accordingly, we report them on our balance sheet under our "goodwill and other assets—other" line item at fair value on a recurring basis. We estimated the fair value of these securities at September 30, 2012 using a probability-weighted cash flow model that considers the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer. During the first quarter of 2012, we sold $17 million of these securities, and during the third quarter of 2012 we sold $39 million of these securities, which sales resulted in gains of $5 million and $6 million, respectively.

(9)   Segment Information

        In the second quarter of 2012, in order to more effectively leverage the strategic assets from our recent acquisitions of Embarq, Qwest and Savvis and to better serve our business and government customers, we restructured our business into the following operating segments:

  •
  Regional markets.  Consists generally of providing strategic and legacy products and services to residential consumers, state and local governments, small to medium-sized businesses and enterprise customers that in each case are located mainly within one of our six regions. Our strategic products and services offered to these customers include our private line, broadband,

    Multi-Protocol Label Switching ("MPLS"), hosting, and video services. Our legacy services offered to these customers include local and long-distance service;

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

  •
  Enterprise markets—network.  Consists generally of providing strategic and legacy network communications products and services to national and international enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS and hosting services. Our legacy services offered to these customers include local and long-distance services;

  •
  Enterprise markets—data hosting.  Consists generally of providing colocation, managed hosting and cloud services to national and international enterprise and government customers.

        We have restated previously reported segment results due to the above-described reorganization of our business. Segment results are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total segment revenues	$4,314	4,349	13,004	10,072
Total segment expenses	2,037	2,043	6,039	4,428

Total segment income	$2,277	2,306	6,965	5,644

Total margin percentage	53%	53%	54%	56%
Regional markets:
Revenues	$2,468	2,522	7,431	6,199
Expenses	1,079	1,092	3,158	2,592

Income	$1,389	1,430	4,273	3,607

Margin percentage	56%	57%	58%	58%
Wholesale markets:
Revenues	$908	982	2,813	2,344
Expenses	273	307	846	708

Income	$635	675	1,967	1,636

Margin percentage	70%	69%	70%	70%
Enterprise markets—network:
Revenues	$658	622	1,938	1,298
Expenses	466	479	1,402	961

Income	$192	143	536	337

Margin percentage	29%	23%	28%	26%
Enterprise markets—data hosting:
Revenues	$280	223	822	231
Expenses	219	165	633	167

Income	$61	58	189	64

Margin percentage	22%	26%	23%	28%

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

  •
  Other, which consists primarily of universal service funds ("USF") revenue and surcharges.

        Operating revenues for our products and services are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Strategic services	$2,101	1,960	6,237	4,229
Legacy services	2,045	2,223	6,284	5,494
Data integration	168	166	483	349
Other	257	247	789	626

Total operating revenues	$4,571	4,596	13,793	10,698

        Other operating revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $398 million and $268 million for the nine months ended September 30, 2012 and 2011, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four operating segments.

        Our segment revenues include all revenues from our strategic, legacy and data integration services as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. We report our segment expenses for our four segments as follows:

  •
  Direct expenses, which primarily are specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses.

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

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our enterprise markets—data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. Our segment results do not include any intersegment revenue or expenses.

        The following table reconciles segment income to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total segment income	$2,277	2,306	6,965	5,644
Other operating revenues	257	247	789	626
Depreciation and amortization	(1,144)	(1,228)	(3,560)	(2,774)
Other unassigned operating expenses	(654)	(777)	(2,147)	(2,004)
Other income (expense)	(314)	(317)	(1,171)	(736)
Income tax expense	(152)	(93)	(332)	(292)

Net income	$270	138	544	464

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

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. We have not accrued a liability for these matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability.

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.4 billion based on the exchange rate on September 30, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $282 million based on the exchange rate on September 30, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

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

(11) Other Financial Information

        Other current assets reflected on our balance sheets consisted of the following:

	Other Current Assets
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Prepaid expenses	$278	240
Materials and supplies	97	105
Assets held for sale (See Note 1)	154	—
Deferred activation and installation charges	46	25
Other	74	23

Total other current assets	$649	393

        During the second quarter of 2012, we reclassified $154 million related to our wireless spectrum assets from "Other intangible assets, net" to "current assets-other". See Note 1—Basis of Presentation.

        Current liabilities reflected on our balance sheets included accounts payable as follows:

	Current Liabilities
	September 30, 2012	December 31, 2011
	(Dollars in millions)
Accounts payable	$1,320	1,400

        Included in accounts payable at September 30, 2012 and December 31, 2011 were $248 million and $61 million, respectively, representing outstanding checks and Automated Clearing House ("ACH") payments in excess of the bank balance ("book overdraft").

(12) Labor Union Contracts

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 13,000 or 28% of our employees are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

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

        Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results.

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

        As of September 30, 2012, we operated 13.9 million access lines in 37 states, and served 5.8 million broadband subscribers. During the second quarter of 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers. We have restated our previously reported amounts to reflect this change. Our access line count includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our counting methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our counting methodology may not be comparable to those of other companies. We also operate 53 data centers throughout North America, Europe and Asia.

        Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries. These subsidiaries include Savvis beginning July 15, 2011, and Qwest beginning April 1, 2011. For more information, see Note 2—Acquisitions. Due to the significant size of these acquisitions, direct comparisons of our consolidated results of operations for the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2011 are less meaningful than usual. We discuss below, under "Segment Results", certain trends that we believe are significant to the combined company.

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the nine months ended September 30, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions, and, when used in reference to a comparison of our consolidated results for the three months ended September 30, 2012 and 2011, mean the business we operated immediately prior to the Savvis acquisition on July 15, 2011.

        We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq Corporation ("Embarq") in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations as summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization):
Integration and other expenses associated with acquisitions	$4	14	13	39
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	3	—	18

	$4	17	13	57

Selling, general and administrative:
Integration and other expenses associated with acquisitions	$9	89	22	211
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	4	(2)	33	137

	$13	87	55	348

        This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate that, in relation to our Qwest acquisition, we expect integration expenses to be between $600 to $700 million (which includes approximately $455 million of cumulative expenses incurred through September 30, 2012) and our capital expenditures associated with integration activities will approximate $200 million (which includes approximately $52 million of cumulative capital expenditures incurred through September 30, 2012). We anticipate that the amount of our integration costs in future quarters will vary substantially based on integration activities conducted during those periods and could in certain cases be significantly higher than those incurred by us during the three months ended September 30, 2012.

        Effective April 1, 2012, in order to more effectively leverage the strategic assets from our recent acquisitions of Embarq, Qwest and Savvis to better serve our business and government customers, we internally restructured our business into the following operating segments:

  •
  Regional markets, which consists primarily of providing products and services to residential consumers, state and local governments, small to medium-sized businesses and enterprise customers that in each case are located mainly within one of our six regions;

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

        We report financial information separately for each of these segments; however, as described in further detail below, our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis. As we continue to integrate our recent acquisitions, we plan to make additional changes to the way we assess performance and make decisions about allocating resources, which could further change our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 9—Segment Information and "Results of Operations—Segment Results" below.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2012 and 2011, presented in a manner that we believe will be useful for understanding the relevant trends affecting our business. Our operating results include operations of Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions except per share amounts)
Operating revenues	$4,571	4,596	13,793	10,698
Operating expenses	3,835	4,048	11,746	9,206

Operating income	736	548	2,047	1,492
Other income (expense)	(314)	(317)	(1,171)	(736)
Income tax expense	152	93	332	292

Net income	$270	138	544	464

EARNINGS PER COMMON SHARE
Basic	$.43	.22	.88	.91
Diluted	$.43	.22	.87	.91

        The following table summarizes certain of our operational metrics:

	As of September 30,
			Increase / (Decrease)
	2012	2011		% Change
	(in thousands)
Broadband subscribers	5,807	5,579	228	4%
Access lines	13,946	14,803	(857)	(6)%
Employees	46.5	49.3	(2.8)	(6)%

        During the second quarter of 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers. We have restated our previously reported amounts to reflect this change.

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

        Our total operating revenues increased for the nine months ended September 30, 2012 due primarily to our acquisitions of Qwest and Savvis.

        The following tables summarize our operating revenues:

	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Strategic services	$2,101	1,960	100	41	141
Legacy services	2,045	2,223	(178)	—	(178)
Data integration	168	166	2	—	2
Other	257	247	10	—	10

Total operating revenues	$4,571	4,596	(66)	41	(25)

	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$6,237	4,229	216	1,207	585	2,008
Legacy services	6,284	5,494	(458)	1,248	—	790
Data integration	483	349	18	116	—	134
Other	789	626	31	132	—	163

Total operating revenues	$13,793	10,698	(193)	2,703	585	3,095

        As noted in the tables above, total operating revenues decreased $25 million for the three months ended September 30, 2012 due primarily to a decline in legacy services revenues relating principally to the continuing loss of access lines in our markets. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.6% and 6.0% in 2012. Our legacy services revenues were also negatively impacted in 2012 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Ethernet, MPLS, Internet Protocol Television ("IPTV"), Competitive Local Exchange Carriers ("CLEC") and broadband services accounted for a majority of the growth in strategic services revenues.

        Legacy CenturyLink operating revenues decreased $193 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to the factors cited above for the three months ended September 30, 2012.

        Further analysis of our operating revenues by segment is provided below in "Segment Results."

Operating Expenses

        Our operating expenses increased substantially for the nine months ended September 30, 2012, in comparison to 2011 primarily due to our acquisitions of Qwest and Savvis.

        The following tables summarize our operating expenses:

	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,943	1,950	(29)	22	(7)
Selling, general and administrative	748	870	(132)	10	(122)
Depreciation and amortization	1,144	1,228	(96)	12	(84)

Total operating expenses	$3,835	4,048	(257)	44	(213)

	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,732	4,357	(12)	1,082	305	1,375
Selling, general and administrative	2,454	2,075	(257)	483	153	379
Depreciation and amortization	3,560	2,774	(117)	741	162	786

Total operating expenses	$11,746	9,206	(386)	2,306	620	2,540

        For the three and nine months ended September 30, 2012, Legacy CenturyLink cost of services and products (exclusive of depreciation and amortization) were slightly lower as compared to the comparable periods in 2011. During the periods, we experienced decreases in severance and salaries and wages, which were partially offset by increases in customer premise equipment and maintenance costs, network expense, and contractor costs.

        Legacy CenturyLink's selling, general and administrative expenses decreased for the three and nine months ended September 30, 2012 primarily due to a decrease in severance and integration expenses relating to our recent acquisitions, as well as a decrease in salaries, wages, and employee benefits due to a reduction in headcount. As discussed in the "overview" section, our selling general and administrative expenses for the three and nine months ended September 30, 2011 included substantial severance and integration costs related to the Qwest acquisition. See Note 2—Acquisitions.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $30 million to $45 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $30 million to $45 million decrease in operating expenses for the nine months ended September 30, 2012. This change is expected to result in an estimated operating expense reduction of approximately $35 million to $60 million for the year ending December 31, 2012.

        Excluding the effects of the acquisitions of Qwest and Savvis, depreciation and amortization expense for Legacy CenturyLink decreased due to annual updates of our depreciation rates for capitalized assets and an out-of-period accounting adjustment, partially offset by net growth in capital assets.

        Further analysis of our operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Interest expense	$(326)	(324)	(1)	3	2
Other income (expense)	12	7	5	—	5

Total other income (expense)	$(314)	(317)	(6)	3	(3)

Income tax expense	152	93	nm	nm	59

	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(1,004)	(732)	87	169	16	272
Net loss on early retirement of debt	(194)	(1)	201	(8)	—	193
Other income (expense)	27	(3)	(30)	(1)	1	(30)

Total other income (expense)	$(1,171)	(736)	258	160	17	435

Income tax expense	332	292	nm	nm	nm	40

nm—We believe it is not meaningful to attribute changes in income tax expense to the acquisitions of Savvis or Qwest.

  Interest Expense

        Interest expense for the three months ended September 30, 2012 was fairly flat when compared to a year ago. However, this was due substantially to a significant reduction in the amortization of Qwest debt premiums recorded at acquisition as a result of various debt redemptions offset by a significant net reduction in bond coupon interest due to several refinancings along with increased capitalized interest. See "Liquidity and Capital Resources" for the details of the debt redemptions and refinancing.

        Interest expense for the nine months ended September 30, 2012 increased by $272 million compared to the year ago period. This increase is primarily due to the 2012 period containing nine months of Qwest interest expense compared to the 2011 period only containing six months.

        The increase in interest expense attributable to Legacy CenturyLink was due primarily to the issuance of $2 billion in notes in June 2011 to fund the cash portion of the acquisition of Savvis.

  Net Loss on Early Retirement of Debt

        In the second quarter of 2012, our subsidiaries Embarq and QC completed premium-priced cash tender offers for the purchase of certain of their respective outstanding debt securities, resulting in an aggregate loss of $193 million. Also in the second quarter of 2012, Embarq and our subsidiary Qwest Communications International Inc. ("QCII") redeemed certain of their respective outstanding debt securities which resulted in a net loss of $9 million.

        In the first quarter of 2012, QCII redeemed certain of its outstanding debt securities, which resulted in a gain of $8 million.

  Other Income (Expense)

        Other income (expense) reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and impairments and foreign currency gains and losses. Other income (expense) was greater for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due primarily to a gain on the sale of our auction rate securities. Other income (expense) was greater for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to gains on the sales of our auction rate securities and the recognition of a one-time $16 million fee paid in June 2011 relating to the acquisition of Savvis.

  Income Tax Expense

        Income tax expense for the nine months ended September 30, 2012 and 2011 was $332 million and $292 million, respectively. The effective tax rate for the nine months ended September 30, 2012 was 37.9% compared to 38.7% for the comparative prior year period. The 2012 year-to-date effective tax rate reflects the reversal of a valuation allowance related to the auction rate securities, while the 2011 year-to-date effective tax rate reflects the effects of a valuation allowance reversal related to a state net operating loss, which is partially offset by the effects of non-deductible transaction costs.

Segment Results

  General

        We have restated previously reported segment results due to the above-described reorganization of our business. Segment results are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in millions)
Total segment revenues	$4,314	4,349	13,004	10,072
Total segment expenses	2,037	2,043	6,039	4,428

Total segment income	$2,277	2,306	6,965	5,644

Total margin percentage	53%	53%	54%	56%
Regional markets:
Revenues	$2,468	2,522	7,431	6,199
Expenses	1,079	1,092	3,158	2,592

Income	$1,389	1,430	4,273	3,607

Margin percentage	56%	57%	58%	58%
Wholesale markets:
Revenues	$908	982	2,813	2,344
Expenses	273	307	846	708

Income	$635	675	1,967	1,636

Margin percentage	70%	69%	70%	70%
Enterprise markets—network:
Revenues	$658	622	1,938	1,298
Expenses	466	479	1,402	961

Income	$192	143	536	337

Margin percentage	29%	23%	28%	26%
Enterprise markets—data hosting:
Revenues	$280	223	822	231
Expenses	219	165	633	167

Income	$61	58	189	64

Margin percentage	22%	26%	23%	28%

        In connection with the internal reorganization of our segments effective April 1, 2012, we also revised the way we categorize our segment revenues and segment expenses. Our major categories of segment revenues are strategic services, legacy services and data integration, each of which is described in more detail in "Operating Revenues" above.

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

        We report our segment expenses for our four segments as follows:

  •
  Direct expenses, which primarily are specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses.

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

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our enterprise markets—data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. Our segment results do not include any intersegment revenue or expenses.

  Regional Markets

        The operations of our regional markets segment have been impacted by several significant trends, including those described below.

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node ("FTTN") deployment, which allows for the delivery of higher speed broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services, Ethernet, MPLS and other managed services and we continue to enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our strategic revenues.

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

        The following tables summarize the results of operations from our regional markets segment:

	Regional Markets Segment
	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
		(Dollars in millions)
Segment revenues:
Strategic services	$912	845	67	—	67
Legacy services	1,491	1,599	(108)	—	(108)
Data integration	65	78	(13)	—	(13)

Total revenues	2,468	2,522	(54)	—	(54)

Segment expenses:
Direct	1,002	1,028	(26)	—	(26)
Allocated	77	64	13	—	13

Total expenses	1,079	1,092	(13)	—	(13)

Segment income	$1,389	1,430	(41)	—	(41)

Segment margin percentage	56%	57%

	Regional Markets Segment
	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$2,693	2,008	136	546	3	685
Legacy services	4,541	4,018	(279)	802	—	523
Data integration	197	173	(8)	32	—	24

Total revenues	7,431	6,199	(151)	1,380	3	1,232

Segment expenses:
Direct	2,945	2,455	(24)	514	—	490
Allocated	213	137	53	20	3	76

Total expenses	3,158	2,592	29	534	3	566

Segment income	$4,273	3,607	(180)	846	—	666

Segment margin percentage	58%	58%

  Segment Income

        Regional markets segment income decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our regional markets segment income for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

  Segment Revenues

        Excluding revenues attributable to the Qwest and Savvis acquisitions, regional markets revenues decreased for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due to declines in legacy services revenues, partially offset by growth in strategic services revenues. Legacy services revenues decreased primarily due to declines in local and long-distance services associated principally with access line losses resulting from the competitive pressures and product substitution further described previously. Growth in strategic services revenues was due principally to increases in the number of broadband subscribers as well as volume increases in our facilities-based video, Ethernet, and MPLS services.

  Segment Expenses

        Regional markets total expenses decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due primarily to decreases in salaries and related benefits.

        Regional markets total expenses, exclusive of Legacy Qwest and Legacy Savvis expenses, increased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, due to an increase in allocated expenses. Allocated expenses increased primarily due to our updated methodology more fully allocating to our segments network and building rent and related power expenses. Direct expenses decreased due to decreases in employee related expenses, fleet expenses, and marketing costs, and were partially offset by increases in customer premise equipment costs and network service costs.

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

        The following tables summarize the results of operations from our wholesale markets segment:

	Wholesale Markets Segment
	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$568	574	(7)	1	(6)
Legacy services	340	408	(68)	—	(68)

Total revenues	908	982	(75)	1	(74)

Segment expenses:
Direct	38	44	(6)	—	(6)
Allocated	235	263	(28)	—	(28)

Total expenses	273	307	(34)	—	(34)

Segment income	$635	675	(41)	1	(40)

Segment margin percentage	70%	69%

	Wholesale Markets Segment
	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,724	1,344	32	339	9	380
Legacy services	1,089	1,000	(159)	248	—	89

Total revenues	2,813	2,344	(127)	587	9	469

Segment expenses:
Direct	131	122	(4)	13	—	9
Allocated	715	586	(32)	155	6	129

Total expenses	846	708	(36)	168	6	138

Segment income	$1,967	1,636	(91)	419	3	331

Segment margin percentage	70%	70%

  Segment Income

        Wholesale markets segment income decreased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our wholesale markets segment income for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

  Segment Revenues

        Excluding revenues attributable to the Qwest and Savvis acquisitions, wholesale markets revenues decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Strategic revenues declined slightly for the three month comparative period due to a reduction in low-bandwidth subscribers while the nine month period increased due to growth in certain strategic services revenues including Ethernet. The decrease in legacy services revenues for the three and nine month comparative periods was driven by continuing declines in access, long-distance and local services volumes due to the CAF order, as well as the substitution of cable, wireless, VoIP and other services for traditional voice telecommunications services.

  Segment Expenses

        Excluding expenses attributable to the Qwest and Savvis acquisitions, wholesale markets total expenses decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to a lower allocation of fleet and network real estate expenses due to the above-described updated expense allocation methodology and to reductions in employee related expenses.

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

        The following tables summarize the results of operations from our enterprise markets—network segment:

	Enterprise Markets—Network Segment
	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$341	318	23	—	23
Legacy services	214	216	(2)	—	(2)
Data integration	103	88	15	—	15

Total revenues	658	622	36	—	36

Segment expenses:
Direct	189	183	6	—	6
Allocated	277	296	(19)	—	(19)

Total expenses	466	479	(13)	—	(13)

Segment income	$192	143	49	—	49

Segment margin percentage	29%	23%

	Enterprise Markets—Network Segment
	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$998	646	31	314	7	352
Legacy services	654	476	(20)	198	—	178
Data integration	286	176	26	84	—	110

Total revenues	1,938	1,298	37	596	7	640

Segment expenses:
Direct	572	369	23	180	—	203
Allocated	830	592	(30)	261	7	238

Total expenses	1,402	961	(7)	441	7	441

Segment income	$536	337	44	155	—	199

Segment margin percentage	28%	26%

  Segment Income

        Enterprise markets—network segment income increased for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The acquisition of Qwest on April 1, 2011 substantially increased the scale of our enterprise markets—network segment, resulting in an increase in our segment income for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

  Segment Revenues

        Legacy CenturyLink enterprise markets—network segment revenues increased for the three months and nine months ended September 30, 2012 as compared to the three months and nine months ended September 30, 2011. These increases primarily reflected increased strategic services revenues due to increased volumes of MPLS services and increased data integration revenues due to maintenance and installation of customer premise equipment. Lower revenues from legacy services driven by access line losses and price compression partially offset the increases in strategic services revenues and data integration revenues. Enterprise markets—network total revenues for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased principally due to the acquisition of Qwest, as well as to the increases in strategic services revenues and data integration revenues noted above.

  Segment Expenses

        Legacy CenturyLink enterprise markets—network segment expenses decreased for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 primarily due to decreased allocated expenses partially offset by increased direct expenses. Allocated expenses decreased for both the three and nine months ended September 30, 2012 due to lower allocation of fleet and network real estate expenses due to the above-described updated expense allocation methodology. The increase in direct expenses was primarily due to increased maintenance and installation costs associated with customer premise equipment, partially offset by decreases in employee related expenses. Enterprise markets—network total expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased primarily due to the acquisition of Qwest.

Enterprise Markets – Data Hosting

        The operations of our enterprise markets—data hosting segment is largely comprised of the operations of our Legacy Savvis services for periods after the July 15, 2011 acquisition date, which have been impacted by significant trends, including those described below.

  •
  Colocation.  Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our domestic and international clients with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors enter the enterprise colocation market; however, we believe that our combination of global data center assets, operational expertise and broad range of services strengthens our competitive position.

  •
  Managed hosting.  Our managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, utility and computing storage, consulting and managed security services. We expect increasing pricing pressure on the managed hosting business from competing cloud computing offerings. However, we remain focused on expanding our managed hosting business, specifically in our cloud service offerings, which we believe is a key to growth. We believe that we have continued to strengthen our position in the cloud services market by adding differentiating features to our cloud products.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following tables summarize the results of operations from our enterprise markets—data hosting segment:

	Enterprise Markets—Data Hosting Segment
	Three Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$280	223	17	40	57

Total revenues	280	223	17	40	57

Segment expenses:
Direct	236	184	19	33	52
Allocated	(17)	(19)	3	(1)	2

Total expenses	219	165	22	32	54

Segment income	$61	58	(5)	8	3

Segment margin percentage	22%	26%

	Enterprise Markets—Data Hosting Segment
	Nine Months Ended September 30,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$822	231	17	8	566	591

Total revenues	822	231	17	8	566	591

Segment expenses:
Direct	687	195	23	11	458	492
Allocated	(54)	(28)	1	(10)	(17)	(26)

Total expenses	633	167	24	1	441	466

Segment income	$189	64	(7)	7	125	125

Segment margin percentage	23%	28%

  Segment Income

        The acquisition of Savvis on July 15, 2011 substantially increased the scale of our enterprise markets—data hosting segment, resulting in an increase in our segment income for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011.

  Segment Revenues

        Savvis operations accounted for 97% of our enterprise markets—data hosting segment revenues for the nine months ended September 30, 2012. Growth in strategic services is driven by roughly equivalent increases in both colocation and managed hosting.

  Segment Expenses

        Exclusive of the acquisitions of Savvis and Qwest, Legacy CenturyLink enterprise markets—data hosting segment direct expenses increased for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due primarily to increases in salaries and benefits caused by a higher headcount and an increase in facility costs.

        Due to the continuing use of Legacy Savvis accounting systems, the direct expenses of our enterprise markets—data hosting segment includes certain data communication, operational, and selling, general, and administrative costs that are allocated to our other three segments and are offset by corporate allocated expenses which may result in a negative allocation balance.

Liquidity and Capital Resources

Overview

        As of September 30, 2012, we held cash and cash equivalents of $194 million compared to $128 million as of December 31, 2011 and had $1.72 billion available under our revolving credit facility, which is described further below (the "Credit Facility"). We have generally relied on cash provided by operations and our revolving credit facility to fund our operating and capital expenditures, make our dividend payments and repay a portion of our maturing debt. Our operations have historically provided a stable source of cash flow that has helped us meet the needs of the business.

        As of September 30, 2012, we had a working capital deficit of $1.1 billion, reflecting current liabilities of $4.9 billion and current assets of $3.8 billion, compared to a working capital deficit of $500 million as of December 31, 2011. The change in our working capital position is primarily due to a $718 million increase in current maturities of long-term debt, as partially offset by decreases in our accounts payable balance and increases in current assets due to the reclassification of certain assets held for sale as current assets.

        We anticipate that our existing cash balances and net cash provided by operating activities will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw on our revolving credit facility as a source of liquidity if and when necessary.

        During the nine months ended September 30, 2012, we received net proceeds of $3.4 billion from the issuance of senior notes and term loan borrowings effected in anticipation of paying down portions of our long-term debt.

        We currently expect to continue our current annual dividend of $2.90 per common share, subject to our board's discretion. See "Risk Factors-Risks Affecting Our Business" in Item 1A of Part II of this report.

Credit Facility

        On April 6, 2012, we amended and restated our $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. As of September 30, 2012, there was $280 million of borrowings outstanding under the Credit Facility.

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

        In April 2011, CenturyLink entered into a $160 million uncommitted revolving letter of credit facility. As of September 30, 2012, our outstanding letters of credit totaled $131 million under this facility.

Debt and Other Financing Arrangements

        Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing QC debt securities to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by credit rating agencies, among others factors. Following our announcement in April 2011 of our agreement to purchase Savvis, one of these agencies revised its previous outlook on its rating of our debt securities from stable to negative and indicated that it could downgrade our debt credit ratings if we are unable to reduce our "debt leverage ratio" while maintaining "free cash flow" (each as defined by the ratings agency) over certain specified periods. Based on our discussions with this rating agency, we currently expect that within the next couple of quarters this agency will make a determination whether to maintain its negative outlook, restore our stable outlook, or downgrade our credit ratings. Although we cannot predict the agency's ultimate determination, any downgrade could impact our access to debt capital and raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity."

        On October 26, 2012, QCII redeemed all $550 million of its 8.00% Notes due 2015 using funds borrowed under our Credit Facility. This redemption resulted in a gain of $15 million.

        As of September 30, 2012, we believe we were in compliance with the provisions and covenants of our debt agreements.

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

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In particular, we will continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," or FTTT. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network.

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

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting funding status of our plans is measured annually at December 31. As of December 31, 2011, the accounting unfunded status of our pension and other post-retirement benefit obligations was $1.782 billion and $3.237 billion, respectively. See Note 8—Employee Benefits of our Form 10-K for the year ended December 31, 2011 for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. We made cash contributions of approximately $32 million in third quarter 2012. Based on current circumstances, we do not expect to make any further contributions for the remainder of 2012. We currently expect that our required contributions for 2013 will be approximately $35 million, based on current laws and circumstances, including the impacts of the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), which was signed into law on July 6, 2012. This legislation contains pension-related provisions which, among other things, provide near-term relief from the impact of recent low interest rates on pension funding requirements and an increase in the premiums paid to the Pension Benefit Guaranty Corporation ("PBGC"). Under MAP-21, companies will be permitted to calculate their pension obligations based on 25-year historic average rates, which exceed the two-year average rates being used prior to the legislation. Consequently, this legislation will lower the amount of required pension plan contributions. This relief is available commencing in 2012, but gradually decreases each year through 2016, at which time the reduced level of relief is frozen with respect to future years. Based on several assumptions, we have projected that this relief will reduce our pension plan funding requirements over the next five years by approximately $1 billion, which will correspondingly enhance our cash flows over this period. The legislation will not, however, affect pension liabilities recorded on our financial statements under generally accepted accounting principles. Partially offsetting this relief, MAP-21 provides for an annual increase beginning in 2013 to both the fixed premiums, based on plan participants, and the variable premiums, based on unfunded vested benefits, paid to PBGC. Based on various assumptions, we estimate that our premiums payable to PBGC through 2016 will increase by approximately $60 million as a result of the new legislation. The actual amount of required contributions to our plans, and premiums paid to PBGC, will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plan benefits and any further changes in funding laws and regulations.

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

Historical Information

        The following table summarizes our cash flow activities (which include cash flows from Savvis and Qwest after their respective acquisition dates):

	Nine Months Ended September 30,
			Increase / (Decrease)
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$4,686	3,473	1,213
Net cash used in investing activities	(1,863)	(2,749)	(886)
Net cash (used in) provided by financing activities	(2,759)	241	(3,000)

        The increase in net cash provided by operating activities is primarily attributable to the acquisitions of Qwest and Savvis, which contributed net cash provided by operating activities of approximately $2.52 billion during the nine months ended September 30, 2012, compared to the $1.58 billion contributed by Qwest and Savvis during the nine months ended September 30, 2011. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities included payments for property, plant and equipment and capitalized software of $2.02 billion in 2012, including $1.37 billion for Qwest and Savvis' capital expenditures, compared to the $795 million invested by Qwest and Savvis in 2011. The 2012 capital expenditures exceeded the amount expended for property, plant and equipment and capitalized software in the comparable 2011 period by $513 million. This increase in capital expenditures was more than offset by the payment of $1.68 billion, net of $94 million cash received, for the acquisition of Savvis on July 15, 2011.

        Net cash used in financing activities decreased for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to a $3.09 billion increase in payments to reduce long-term debt, a $311 million related increase in early retirement of debt costs, and a $252 million increase in dividends paid attributable to an increase in the average number of shares outstanding. These increases in cash used in financing activities were partially offset by a $204 million increase in the net proceeds from the issuance of debt securities and a $368 million increase in net borrowings under our Credit Facility.

        On August 29, 2012, CenturyLink paid $29 million and $30 million, respectively, to retire its outstanding Rural Utilities Service and Rural Telephone Bank debt.

        On August 15, 2012, CenturyLink paid at maturity the $318 million principal amount of it 7.875% Notes.

        On July 20, 2012, QC redeemed all $484 million of its 7.50% Notes due 2023, which resulted in an immaterial loss.

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

        On April 18, 2012, CenturyLink entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either the London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility, as further described below.

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

        On March 12, 2012, CenturyLink issued (i) $650 million aggregate principal amount of 7.65% Senior Notes due 2042 in exchange for net proceeds, after deducting underwriting discounts, of approximately $644 million and (ii) $1.4 billion aggregate principal amount of 5.80% Senior Notes due 2022 in exchange for net proceeds, after deducting underwriting discounts, of approximately $1.389 billion. The Notes are unsecured obligations and may be redeemed at any time on the terms and conditions specified therein.

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

        In accounting for the Qwest acquisition, we recognized Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million, which we recorded as premium.

        The table below summarizes the premiums recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011	Total Since Acquisition
	(Dollars in millions)
Amortized	$68	154	222
Extinguished(1)	140	58	198

Total premiums recognized	$208	212	420

(1)
See "Debt and Other Financing Arrangements" for more information

        The remaining premium of $273 million as of September 30, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Net Operating Loss Carryforwards

        We are currently using federal net operating loss carryforwards ("NOLs") to offset a portion of our taxable income. We expect to deplete a significant portion of these NOLs and certain other deferred tax attributes by 2014, and substantially all of these tax benefits by 2015. Once our NOLs are fully utilized, we expect that the amount of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes, and future tax circumstances. For additional information, see "Risk Factors—Risks Relating to our Recent Acquisitions" appearing in Item 1A of Part II of this report.

Other Matters

        CenturyLink has cash management arrangements with certain of our principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to us. In accordance with generally accepted accounting principles, these advances are eliminated as intercompany transactions. Although CenturyLink periodically repays these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these advances, which are not recognized on our consolidated balance sheets.

        Approximately 28% of our employees are subject to collective bargaining agreements that expired on October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. See "Risk Factors—Other Risks" in Item 1A of Part II of this report. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 10—Commitment and Contingencies for the current status of such legal proceedings, including matters involving Qwest.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or (ii) discussed under the heading "Market Risk" below. There were no substantial changes to our contractual obligations in the nine months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2012, we had no such instruments outstanding.

        There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the Federal Communications Commission's October 27, 2011 order regarding intercarrier compensation and the USF, among other things); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions; our ability to successfully integrate recently-acquired operations into our incumbent operations, including the possibility that the anticipated benefits from our recent acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use net operating loss carryovers of Qwest in projected amounts; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving us; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of our Form 10-K for the year ended December 31, 2011, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2012. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from a variety of sources, including cable companies, wireless providers, broadband companies, resellers and sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Similarly, the information technology services industry is experiencing rapid changes in technologies. Further technological change could require us to expend capital or other resources in excess of currently contemplated levels, or to forgo the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers;

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

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or we may need to seek third-party licenses to expand our product offerings.

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

        The telecommunications industry has experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

        Based on current circumstances, we plan to continue our current dividend practices. However, you should be aware that these practices are reviewed periodically and are subject to change for reasons that may include any of the following factors:

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

We rely on a limited number of key suppliers, vendors, landlords and other third parties to operate our business, as well as a limited number of financial institutions to fund our revolving credit requirements.

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

        We rely on eighteen financial institutions to provide us with access to revolving credit under our credit facility. If one or more of these lenders default on their funding commitments, our access to revolving credit could be adversely affected.

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

We may be unable to integrate successfully into Legacy CenturyLink our recently-acquired operations and realize the anticipated benefits of our recent acquisitions.

        Our recent acquisitions involved the combination of companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of Legacy CenturyLink, Qwest and Savvis. We may encounter difficulties in the integration process, including the following:

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

  •
  lost sales as a result of customers deciding not to do business with the combined company;

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

  •
  the additional complexities of combining companies with different histories, regulatory restrictions, sales forces, marketing strategies, product markets and customer bases;

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

        Prior to acquiring Qwest on April 1, 2011, substantially all of our operations were historically conducted within the continental United States. Although Qwest has historically conducted some operations overseas, the acquisition of Savvis on July 15, 2011, has increased the importance of international operations to our future operations, growth and prospects.

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

Any additional future acquisitions by us would subject us to additional business, operating and financial risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure or financial position.

        From time to time in the future we may pursue other acquisition opportunities. To the extent we acquire a business that is highly leveraged or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or financial position, as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation, or other material litigation of Qwest, Savvis or CenturyLink could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.

        As described in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans, and (ii) new "network neutrality" rules. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results.

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

        For over 15 years, Congress and the FCC have taken several steps that have resulted in increased competition among communications service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to determine the ultimate impact of these changes on us and our competitors.

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

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier ("CLEC") operations, and to our emerging facilities-based video services. These requirements could delay us in expanding our operations or increase the costs of providing these services.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Affecting our Liquidity

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We continue to carry significant debt. As of September 30, 2012, our consolidated debt was approximately $20.7 billion. Approximately $2.7 billion of our debt securities come due over the next thirty-six months. While we currently believe that we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if our payments for federal taxes increase materially, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, or if we engage in any acquisitions or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting our ability to access the capital markets, (ii) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See

"Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about our credit facility.

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

        The funded status of our qualified pension plans is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plans was $1.7 billion as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. For information on the amount of cash we propose to contribute to our plans in the near term, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations" in Item 2 of Part I of this report. The actual amount of required contributions to our plans in 2013 and beyond will depend on earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

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

        We have a significant amount of indebtedness that we intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, QC or both. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce debt obligations.

Other Risks

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 13,000 or 28% of our employees are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

        A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our plant (excluding our outside plant) and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

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

        The current maximum U.S. tax rate of 15% on qualified dividends is scheduled to rise to a maximum rate of 39.6% on January 1, 2013 if Congress does not otherwise act. In addition, dividends received by certain investors may be subject to a new 3.8% Medicare tax on unearned income beginning on January 1, 2013. An increase in the U.S. tax rate on dividends could reduce demand for our stock, which could potentially depress its trading price.

Our agreements and organizational documents and applicable law could limit another party's ability to acquire us.

        A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors. For additional information, please see our Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on July 1, 2009. This could deprive our shareholders of any related takeover premium.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        The following table contains information about shares of our previously-issued common stock that we withheld from delivering to employees during the third quarter of 2012 to satisfy their tax obligations related to stock-based awards. We did not repurchase during the third quarter of 2012 any shares under our share repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July 2012	19,924	$40.55	N/A	N/A
August 2012	2,127	$41.85	N/A	N/A
September 2012	91	$41.93	N/A	N/A

Total	22,142

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
4.7	Intercompany debt instruments.
	a.	Revolving Promissory Note, dated as of April 2, 2012 pursuant to which Embarq Corporation may borrow from an affiliate of CenturyLink, Inc. up to $2.5 billion on a revolving basis, included herein.
	b.	Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis, included herein.
10.1	Qualified Employee Benefit Plans of CenturyLink, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).
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
d.
Form of 2009 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 of EmbarqCorporation's Current Report on Form 8-K (File No. 001-32732) filed with the Securities and Exchange Commission on March 5, 2009).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2012.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)