Form 10-K
period 2012-12-31
CENTURYLINK, INC
filed 2013-03-01
CIK 18926

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

On February 15, 2013, 625,822,780 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2012 was $24.5 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be furnished in connection with the 2013 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

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

 PART I

ITEM 1. BUSINESS

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers ("CLECs") and security monitoring. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        Based on our 13.7 million of total access lines at December 31, 2012, we were the third largest telecommunications company in the United States. We operate almost 75% of our total access lines in portions of Colorado, Washington, Arizona, Minnesota, Florida, North Carolina, Oregon, Iowa, Utah, New Mexico, Missouri and Nevada. We also provide local service in portions of Idaho, Ohio, Wisconsin, Virginia, Texas, Pennsylvania, Montana, Alabama, Nebraska, Indiana, Arkansas, Tennessee, Wyoming, New Jersey, North Dakota, South Dakota, Kansas, Michigan, Louisiana, South Carolina, Illinois, Georgia, Mississippi, Oklahoma and California. In the portion of these 37 states where we have access lines, which we refer to as our local service area, we are the incumbent local telephone company. We also operate 54 data centers throughout North America, Europe and Asia. We define a data center as any facility where we market, sell and deliver either colocation services or multi-tenant managed services, or both.

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

Acquisitions

Acquisition of Savvis

        On July 15, 2011, we acquired all of the outstanding common stock of Savvis, a provider of cloud hosting, managed hosting, colocation and network services in domestic and international markets. We believe this acquisition enhanced our ability to provide information technology services to our existing business customers and strengthened our ability to attract new business customers. Each share of Savvis common stock outstanding immediately prior to the acquisition converted into the right to receive $30 per share in cash and 0.2479 shares of CenturyLink common stock. The aggregate consideration of $2.382 billion was based on:

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

        Upon completing the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest.

Acquisition of Qwest

        On April 1, 2011, we acquired all of the outstanding common stock of Qwest, a provider of data, broadband, video and voice services nationwide and globally. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. As of the acquisition date, Qwest served approximately 9.0 million access lines and approximately 3.0 million broadband subscribers across 14 states. Each share of Qwest common stock outstanding immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration of $12.273 billion was based on:

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

Effect of Recent Acquisitions

        Our acquisitions in 2011 resulted in several important changes to our operations, including:

  •
  providing services to an expanded number of densely-populated markets, which tend to afford consumers access to a greater range of competitive communications products than less dense markets;

  •
  reducing the percentage of our total revenue derived from governmental support programs, which typically focus on disbursing payments to companies operating in less densely-populated areas;

  •
  expanding and reconfiguring our operating regions to incorporate the Qwest service areas in order to provide day-to-day decision making at the regional level as opposed to the more centralized structures formerly used by Qwest; and

  •
  offering certain services, such as cloud hosting, that CenturyLink did not historically provide.

Other Acquisitions

        On July 1, 2009, we acquired all of the outstanding common stock of Embarq Corporation ("Embarq"), a provider of data, Internet, video and voice services for stock valued at approximately $6.1 billion on the acquisition date. As of the acquisition date, Embarq served approximately 5.4 million access lines and approximately 1.5 million broadband subscribers across 18 states. We assumed approximately $4.9 billion of long-term debt in connection with our acquisition of Embarq.

        We regularly evaluate the possibility of acquiring additional assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.

References to Acquired Businesses

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in comparison of our consolidated results for the years ended December 31, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions.

Financial and Operational Highlights

        The following table summarizes the results of our consolidated operations. Our operating results include the operations of Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Operating revenues	$18,376	15,351	7,042
Operating expenses	15,663	13,326	4,982

Operating income	$2,713	2,025	2,060

Net income	$777	573	948

	December 31,
	2012	2011
	(Dollars in millions)
Balance sheet data:
Total assets	$54,020	56,044
Total long-term debt(1)	20,605	21,836
Total stockholders' equity	19,289	20,827

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        The following table summarizes certain of our operational metrics:

	As of December 31,
	2012	2011	2010
	(in thousands)
Operational metrics:
Total broadband subscribers(1)	5,848	5,652	2,349
Total access lines(2)	13,748	14,584	6,489

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables.

(2)
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

        Substantially all of our long-lived assets are located in the United States and substantially all of our revenues are from customers located in the United States. We estimate that less than 2% of our consolidated revenue is derived from providing telecommunications and data hosting services outside the United States.

Operations

Segments

        Since acquiring Qwest and Savvis in 2011, we have reorganized our operations and associated reporting segments on three occasions, including in 2012 and early 2013.

        During the second quarter of 2012, in order to more effectively deploy the strategic assets acquired from Qwest and Savvis and to better serve our business and government customers, we internally restructured our business into the following operating segments:

  •
  Regional markets. Consists primarily of providing strategic and legacy products and services to residential consumers, state and local governments, small to medium-sized businesses and enterprise customers that in each case are located mainly within one of our six regions. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting, video services and wireless services. Our legacy services offered to these customers consist primarily of local and long-distance service;

  •
  Wholesale markets. Consists primarily of providing strategic and legacy products and services to other domestic and international communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include UNEs which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services;

  •
  Enterprise markets—network. Consists primarily of providing strategic and legacy network communications products and services to national and international enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS and hosting services. Our legacy services offered to these customers consist primarily of local and long-distance services; and

  •
  Enterprise markets—data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        The following table shows the composition of our revenues by segment for 2012 and 2011 under our segment categorization as of December 31, 2012.

	Years Ended December 31,
	2012	2011	Change
Percentage of revenue:
Regional markets	54%	57%	(3%	)
Wholesale markets	20%	22%	(2%	)
Enterprise markets—network	14%	13%	1%
Enterprise markets—data hosting	6%	3%	3%
Other operating revenues	6%	5%	1%

Total	100%	100%

        For additional information on our segment data, including our 2010 segment results and information on certain centrally-managed assets and expenses not reflected in our segment reports, see Note 13—Segment Information to the consolidated financial statements in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        On January 3, 2013, we announced a reorganization of our operating segments. Beginning with the first quarter of 2013, we will report the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. For additional information on this change, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Products and Services

        Our products and services include a variety of voice, broadband, data, information technology ("IT"), video and other communications services. In 2011, we expanded our IT services to include cloud hosting, managed hosting, colocation and network services.

        We offer our customers the ability to bundle together several products and services. For example, we offer integrated and unlimited local and long-distance services. Our customers can also bundle two or more services such as broadband, video (including DIRECTV through our strategic partnership), voice and Verizon Wireless (through our strategic partnership) services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 13.7 million access lines and forms a portion of the public switched telephone network, or PSTN.

        Described below are our key products and services.

  Strategic Services

        Our customers use our strategic services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

  •
  Private line. Private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line transmission services to wireless service providers that use our fiber-optic cables connected to their towers, commonly referred to as fiber to the tower or wireless backhaul services, to support their next generation wireless networks;

  •
  Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within our local service area;

  •
  MPLS. Multi-Protocol Label Switching is standards-approved data networking technology, compatible with existing asynchronous transfer mode, or ATM, and frame relay networks we provide to support real-time voice and video. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks;

  •
  Managed Hosting. Managed hosting includes provision of centralized IT infrastructure and a variety of managed services including cloud and traditional computing, application management, back-up, storage, and advanced services including planning, design, implementation and support services;

  •
  Colocation. Colocation services enable our customers to install their own IT equipment in our state-of-the art facilities through our centralized IT infrastructure;

  •
  Ethernet. Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks;

  •
  Video. Our video services include our facilities-based video, marketed as CenturyLink™ Prism™, which is a premium entertainment service that allows our customers to watch hundreds of television or cable channels and record up to four shows on one home digital video recorder. We also offer satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name;

  •
  VoIP. Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN; and

  •
  Wireless services. Our wireless services are offered under an agency arrangement with Verizon Wireless that allows us to market, sell and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. This arrangement allows us to sell the full complement of Verizon Wireless services. Our current five-year arrangement with Verizon Wireless runs through 2015 and is terminable by either party thereafter.

  Legacy Services

        Our legacy services represent our traditional voice, data and network services, which include the following:

  •
  Local. We offer local calling services for our regional markets customers within our local service area, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation.

  For our wholesale customers, local calling services include primarily resale and UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services also include network transport, billing services and access to our network by other telecommunications providers and wireless carriers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

  •
  Long-distance. We offer our residential and business customers domestic and international long-distance services and toll-free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States;

  •
  ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

  •
  WAN. We offer wide area network ("WAN") services, which allow a local communications network to link to networks in remote locations; and

  •
  Switched access services. We provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

  Data Integration

        Data integration involves our sale of telecommunications equipment to customers for use on their premises and related professional services. These services include network management, installation and maintenance of telecommunication and data equipment and the building of proprietary fiber-optic networks for our governmental and other business customers.

  Other Revenues

        We also generate other operating revenues from Universal Service Fund ("USF") revenues and surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in our local service area.

  Additional Information

        During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC's auction of 700 megahertz wireless spectrum. During the second quarter of 2012, we committed to a plan to sell our Advanced Wireless Services A Block and 700 MHz wireless spectrum in the A, B, and C Blocks, which in the aggregate had a basis of $154 million. We sold $58 million of our wireless spectrum assets during the fourth quarter of 2012, and we sold another $43 million of our wireless spectrum assets in January 2013. In the aggregate, these transactions resulted in a gain of $32 million. We expect to reach agreements with various other purchasers for the remaining spectrum, and the consummation of which will be subject to regulatory approval.

        From time to time, we also make investments in other communications companies.

        For further information on regulatory, technological and competitive changes that could impact our revenues, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Patents, Trade Names, Trademarks and Copyrights

        Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business, such as our

CenturyLink™ and Prism™ brand names. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.

Sales and Marketing

        We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our communications services by offering a comprehensive bundle of services and deploying new technologies to further enhance customer loyalty.

        We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. Our switched digital television service offering is branded under the name "Prism™." The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name. Currently, certain data hosting, IT and other services furnished through our Savvis operations are marketed under the "SAVVIS" or "savvisdirect" brand names.

        Our approach to our regional markets' residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events and sports venues.

        Our approach to our regional markets' business and government customers includes a commitment to deliver communications products and services that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive communications solution for our small office, mid-sized and select enterprise business and government customers.

        Our approach to our wholesale markets' customers includes a commitment to deliver communications solutions that meet existing and future needs of national network telecommunications providers through bandwidth growth and quality of services.

        Our approach to our enterprise market—network customers includes a commitment to deliver network products and services that meet existing and future customer needs by offering private line, broadband, MPLS and hosting services and well as local and long-distance services.

        Our enterprise market—data hosting operations utilize a solution-based selling approach. By working directly with potential and existing clients, we are able to understand our clients' IT infrastructure and long-term goals. We also market through indirect channels, including collaborations with existing clients and technology providers, telecommunications companies and system integrators.

Network Architecture

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers. As of December 31, 2012, we maintained over 1.03 million miles of copper plant and approximately 157 thousand miles of fiber-optic plant in our local exchange networks. We also maintain separate networks in connection with providing fiber transport and CLEC services.

        Most of our long distance service is provided through reselling arrangements with other long distance carriers, with the balance being provided directly through CenturyLink's own switches and network equipment. All of our satellite television and wireless voice service is provided by other carriers under agency agreements.

        We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages, either of which could adversely impact our results of operation and financial condition. For additional information, see "Risk Factors", generally, in Item 1A of this report, and, in particular, "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers."

        For more information, see Item 2 of this report.

Regulation

        We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications in our local service area. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established USF to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with the utility commissions of most of the states in our local service area. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities, and many mergers and acquisitions require approval by the FCC and some state commissions.

        Historically, incumbent local exchange carriers ("ILECs") operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see Item 1A of this annual report below.

State Regulation

        In recent years, most states have substantially reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality, as they continue to grant and revoke certifications authorizing companies to provide communications services. State commissions traditionally regulated pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs. Several states continue to regulate us in this manner. In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service. State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or for reselling our service pursuant to the Telecommunications Act of 1996.

        We are currently responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access rates in several of our states. In particular, certain long-distance providers have disputed existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or refused to pay access charges, based on the contention that tariffed switched access charges should not apply to VoIP traffic. On October 27, 2011, the FCC adopted an order comprehensively reforming federal intercarrier compensation and universal service policies and rules, as discussed further below under the heading "Federal Regulation." Among other things, this order preempted state regulatory commissions' jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Furthermore, the FCC decreed that, on a prospective basis, intercarrier compensation rates for VoIP traffic will be established at interstate access rates in the event intrastate switched access rates exceed interstate rates.

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

        Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and pledge their assets, (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.

        Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers. In addition, strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return.

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

        In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

        In December 2012, the FCC initiated a special access proceeding and has requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. The ultimate impact of this proceeding on the Company is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.

Universal Service Fund and Other Related Matters

        For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. In connection therewith, the FCC solicited public comments on a variety of topics related to access charges and intercarrier compensation.

        The American Recovery and Reinvestment Act of 2009 (the "Recovery Act") includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies. The programs provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives. This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums. The participation of other parties in these programs has increased competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas. This trend may intensify if program participation increases.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are gradually increased. We anticipate that these changes will substantially increase the pace of reductions in the amount of switched access revenues in our wholesale segment, while creating opportunities for increases in federal USF and retail revenue streams.

        On December 29, 2011, the CAF order went into effect. At the same time, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the order. In January 2012, we joined more than two dozen parties in challenging certain aspects of the order by filing a separate appeal that is expected to be heard by the United States Tenth Circuit Court of Appeals in late 2013. Future judicial challenges to the CAF order are possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

        On January 31, 2012, the FCC adopted an order modernizing the program that provides assistance to qualifying low-income individuals for local voice service. These changes also affect state-specific programs that provide assistance to qualifying individuals. The impact of these changes on us and our low-income customers cannot be quantified at this time, but we may face increased administrative costs, additional audit requirements and potential customer disconnections as a result of this FCC order and its implementation.

        We received approximately $543 million, $510 million and $431 million of revenue from federal and state universal service programs for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts represented approximately 3.0%, 3.3% and 6.1% of our 2012, 2011 and 2010 total operating revenues, respectively.

Other Regulations

        Certain of our telecommunications and data hosting services conducted in foreign countries are or may become subject to various foreign laws, including those regulating the protection and retention of data.

Competition

General

        We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. We compete with cable and satellite companies, wireless providers, national telecommunications providers (such as AT&T, Inc. and Verizon Communications Inc.) and a variety of other competitors. Technological advances, regulatory and legislative changes have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced substantial consolidation over the past decade and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.

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

        Wireless telephone services increasingly constitute a significant source of competition with our ILEC services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber-optics, local multipoint distribution services, WiFi, and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital communications continues to reduce the demand for traditional landline voice services.

        The Telecommunications Act of 1996, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC's network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC's network. In addition, each ILEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to all aspects of the ILEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to colocate their physical plant on the ILEC's property, or provide virtual colocation if physical colocation is not practicable. Current FCC rules require ILECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

        As a result of these regulatory, consumer and technological developments, ILECs also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities.

        Technological developments have led to the development of new services that compete with traditional ILEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Similarly, companies providing VoIP services provide voice communication services over the Internet which compete with our traditional telephone service and our own VoIP services.

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

        As both consumers and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver services that meet these increasing bandwidth requirements. We plan to continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the enterprise business.

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

        Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of this report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our segments.

Regional Markets

  Strategic Services

        With respect to our strategic services, competition is based on price, bandwidth, service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. We also compete with interexchange carriers and other broadband service providers. Our Prism™ residential video service faces substantial competition from a variety of competitors, including well-established cable companies and companies that deliver content over the Internet and on mobile devices at little or no cost to their customers. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations

        Our strategy is based on pricing, packaging of services and features, quality of service and meeting customer care needs and on maintaining our focus on increasing the subscribers of our broadband services. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our network, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services and enhance our marketing efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services.

  Legacy Services

        Although our status as an ILEC continues to provide us advantages in providing local services in our local service area, as noted above we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long distance services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Our strategy to reduce access line loss is based primarily on our pricing, packaging of services and features, quality of service and meeting customer care needs. While bundle price discounts have resulted in lower average revenues for our individual services, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for prospective customers who want our broadband service in their bundle, which further aids our ability to attract and retain customers and increase usage of our services.

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

Wholesale Markets

  Strategic Services

        In providing private line (including special access) services to our wholesale markets customers, we compete with large cable companies, as well as other regional and national carriers, other fiber providers and CLECs. Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we believe the growth in fiber-based special access provided to wireless carriers for backhaul will, over time, ultimately offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  Legacy Services

        The provision of our legacy services to other communications providers is highly competitive, and has been and will continue to be adversely affected by product substitution, technological migration, industry consolidation and rate reductions. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers as well as some of our own wholesale markets customers, which are deploying their own networks to provide customers with local services. By doing so, these competitors reduce traffic on our network. In addition, our long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, and declining demand for traditional voice services.

Enterprise Markets—Network

  Strategic Services

        Our competitors for integrated data, Internet, voice services and other IT services range from mid-sized businesses to large enterprises. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing complex, secure and performance-driven services to our business customers through our global infrastructure. Our network services continue to see pricing pressures on virtual private network and bandwidth services offset by increases in network services that support our colocation and managed hosting service offerings. Our keys to growth include targeting the right clients, offering targeted business solutions to solve specific client needs and delivering compelling and comprehensive technical capabilities.

  Legacy Services

        We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price competition.

  Data Integration

        We expect data integration to continue to fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal government customers. In addition, changes to our compensation programs, which focus on higher margin strategic services, could negatively impact data integration revenues.

Enterprise Markets—Data Hosting

  Strategic Services

        Our competitors for hosting, colocation and other IT services include telecommunications companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing complex, secure and performance-driven services to our business customers through our global infrastructure on the same terms outlined under the heading "Business—Enterprise Markets—Network—Strategic Services" in Item I of this report.

        For our colocation services, we continue to see pricing pressures with respect to these services as low-cost wholesale colocation providers continue to enter our market, and we expect this trend to continue. Our services can be purchased individually or as part of a total outsourcing arrangement.

Environmental Compliance

        Several decades ago one of our subsidiaries acquired entities that may have owned or operated seven former "manufactured gas" plant sites that may require environmental remediation. From time to time we may incur other environmental compliance and remediation expenses, mainly resulting from the ownership of other prior industrial sites or the operation of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

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

Employees

        At December 31, 2012, we had approximately 47,000 employees, of which approximately 18,000 are members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). Approximately 12,000 of these employees are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the unions have agreed to provide at least twenty-four hour advance notice before terminating those predecessor agreements. See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this report.

        Over the past several years, we have reduced our workforce primarily due to (i) integration efforts from our recent acquisitions; (ii) increased competitive pressures; and (iii) the loss of access lines.

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

        In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2012, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

Special Note Regarding Forward-Looking Statements and Related Matters

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

        These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

  •
  the timing, success and overall effects of competition from a wide variety of competitive providers;

  •
  the risks inherent in rapid technological change;

  •
  the effects of ongoing changes in the regulation of the communications industry, including the outcome or regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality;

  •
  our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

  •
  our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions;

  •
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

  •
  our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

  •
  possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demands for high-speed broadband service;

  •
  our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

  •
  our continued access to credit markets on favorable terms;

  •
  our ability to collect our receivables from financially troubled communications companies;

  •
  any adverse developments in legal or regulatory proceedings involving us;

  •
  our ability to continue to pay common share dividends in accordance with past practices, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position;

  •
  unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise;

  •
  the effects of adverse weather;

  •
  other risks referenced in this report or other of our filings with the SEC; and

  •
  the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.

        These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of this report, which is subject to updating and supplementing by our subsequent SEC reports.

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

        Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed below in Item 1A of this report.

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

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, broadband companies, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger or more diverse networks with greater transmission capacity or other advantages, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        For additional information on the risks of increased expenditures, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow."

Our legacy services continue to experience declining revenues, and our efforts to offset these declines may not be successful.

        The telephone industry has experienced a decline in access lines and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services, which are described in detail in Item 1 and 7 of this report;

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers;

  •
  greater use of service bundles; and

  •
  acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our Savvis operations.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. Similarly, we cannot assure you that our new service offerings will be as successful as anticipated, or that we will be able to continue to grow through acquisitions. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Over 38% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

        We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

        Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered recent budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, IT infrastructure or related systems, or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high-capacity, reliable and secure network. We face the risk, as does any company, of a security breach or significant disruption of our IT infrastructure and related systems (including our billing systems). As a communications and IT company, we face an added risk that a security breach or other significant disruption of our public networks or IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers' proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.

        We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, malware, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we have been subject to a variety of security breaches and cyber attacks, although to date none of these have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.

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

  •
  require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

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

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

        Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization rates and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, reduced capacity or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.

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

        The telecommunications industry has experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other telecommunications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.

        Under generally accepted accounting principles, intangible assets are tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. If our intangible assets are determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

We cannot assure you that we will be able to continue paying dividends at the current rate.

        Decisions on whether, when and in which amounts to make any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason. Based on current circumstances, we plan to continue our current dividend practices. However, you should be aware that these practices are reviewed periodically and are subject to change for reasons that may include any of the following factors:

  •
  we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, stock purchase plans, cash flows or financial position;

  •
  the effects of regulatory reform, including any changes to intercarrier compensation, Universal Service Fund or special access rules;

  •
  our desire to maintain or improve the credit ratings on our debt;

  •
  the amount of dividends that we may distribute to our shareholders is subject to restrictions under Louisiana law and is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

  •
  the amount of dividends that our subsidiaries may distribute to us is subject to restrictions imposed by state law, restrictions that have been or may be imposed by state regulators in connection with obtaining necessary approvals for our acquisitions, and restrictions imposed by the terms of credit facilities applicable to certain subsidiaries and, potentially, the terms of any future indebtedness that these subsidiaries may incur.

        Our Board of Directors is free to change or suspend our dividend practices at any time. Our common shareholders should be aware that they have no contractual or other legal right to dividends.

Our current dividend practices could limit our ability to pursue growth opportunities, repurchase stock or retire debt.

        The current practice of our Board of Directors to continue to pay common share dividends in accordance with past practices reflects an intention to distribute to our shareholders a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our shareholders or debtholders, including stock buybacks, debt prepayments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all.

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

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risk Factors—Risks Relating to our Recent Acquisitions."

As a holding company, we rely on payments from our operating companies to meet our obligations.

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. All of our subsidiaries are subject to state law restrictions that limit the amount of dividends they can pay to us. In addition, certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this report, for further discussion on these matters.

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

        Our recent acquisitions involved the combination of companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of Legacy CenturyLink, Qwest and Savvis. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisitions, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisitions not being realized partly or wholly in the time frame anticipated or at all;

  •
  lost sales as a result of customers deciding not to do business with the combined company;

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high-quality products and services under a unified culture;

  •
  the additional complexities of combining companies with different histories, regulatory restrictions, sales forces, marketing strategies, product markets and customer bases;

  •
  the failure to retain key employees, some of whom could be critical to integrating or expanding the companies;

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

        Prior to our acquisition of Embarq Corporation ("Embarq"), we provided local exchange telephone services to predominantly rural areas and small to mid-size cities. Embarq's local exchange markets included Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, and we have operated these more dense markets only since mid-2009. Qwest's markets included Phoenix, Arizona, Denver, Colorado, Minneapolis—St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon. Compared to our legacy markets, these urban markets, on average, are substantially denser and experienced greater access line losses prior to being acquired by us. While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we cannot assure you of this. Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets, or are required to be changed or abandoned to adjust to differences in these larger markets.

We cannot assure you whether, when or in what amounts we will be able to use Qwest's net operating losses.

        At December 31, 2012, we had approximately $4.7 billion of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest. These NOLs can be used to offset our future federal and certain taxable income.

        The acquisition of Qwest caused an "ownership change" under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use their NOLs and certain other deferred tax attributes. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income by 2015, although the timing of that use will depend upon the consolidated group's future earnings and future tax circumstances.

Our acquisitions have increased our exposure to the risks of fluctuations in energy costs, power outages and availability of electrical resources.

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

        A significant majority of the data centers we acquired in the Qwest and Savvis acquisitions are leased and have lease terms that expire between 2013 and 2031. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these renewal options, however, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Also, it is possible that a landlord may insist on other financially unfavorable renewal terms or, where no further option to renew exists, elect not to renew altogether.

Our acquisitions of Qwest and Savvis have increased our exposure to the risks of operating internationally.

        Prior to acquiring Qwest on April 1, 2011, substantially all of our operations were historically conducted within the continental United States. Although Qwest has historically conducted some operations overseas, the acquisition of Savvis on July 15, 2011, increased the importance of international operations to our future operations, growth and prospects.

        As a result of our recent acquisitions, our foreign operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions. Many of these foreign laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to content distributed over the Internet. For example, the European Union has enacted a data retention system that, once implemented by individual member states, will involve requirements to retain certain Internet protocol, or IP, data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products we offer.

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

        From time to time in the future we may pursue other acquisition opportunities. To the extent we acquire a business that is highly leveraged or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of any particular business or assets that we may acquire. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure or financial position, as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition. Moreover, we generally do not announce our acquisitions until we have entered into a preliminary or definitive agreement.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation, or other material litigation of Qwest, Savvis or CenturyLink could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.

        As described in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against us, as described in the above-referenced Note 15. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing amounts owed to us for carrying VoIP traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale markets segment, while creating opportunities for increases in federal USF and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

        In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) new "network neutrality" rules. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results.

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

"Net neutrality" legislation or regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.

        In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. The FCC's "net neutrality" regulations could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and implement network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.

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

        As a diversified full service ILEC in most of our key markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and CLEC operations, and to our facilities-based video services. These requirements could delay us in expanding our operations or increase the costs of providing these services.

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1of this report.

Risks Affecting our Liquidity and Capital Resources

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We continue to carry significant debt. As of December 31, 2012, our consolidated debt was approximately $20.6 billion. Approximately $2.1 billion of our debt securities come due over the next thirty-six months. While we currently believe that we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the condition of the credit markets or the economy. We may incur unexpected expenses or liabilities, and we may have limited access to financing.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting our ability to access the capital markets, (ii) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs and could further limit our access to capital, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        The effects of each of these factors could be intensified if we borrow more cash. We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and credit market, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if our payments for federal taxes increase faster or in greater amounts than currently anticipated, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report, if we engage in any acquisitions or if we undertake substantial capital projects or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 7 of this report for additional information about our credit facility.

Our debt agreements and the debt agreements of our subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments and the debt instruments of our subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including those discussed immediately above. Incremental borrowings on terms that impose additional financial risks could exacerbate the other risks described in this report.

Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.

        Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers," increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands, we may be required to make substantial capital expenditures, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

        Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. Although we have successfully reduced our operating expenses over the past few years, we may be unable to further reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.

Adverse changes in the value of assets or obligations associated with our qualified pension plans could negatively impact our liquidity.

        The funded status of our qualified pension plans is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plans was $2.5 billion as of December 31, 2012. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. For information on the amount of cash we propose to contribute to our plans in the near term, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations" in Item 7 of this report. The actual amount of required contributions to our plans in 2014 and beyond will depend on a variety of factors, including earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

We plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities of CenturyLink, Qwest Corporation or both. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing disruptions in the European sovereign debt markets, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce debt obligations.

Other Risks

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our consolidated financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

We face hurricane and other natural disaster risks, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

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

        Dividends received by certain investors may be subject to a new 3.8% Medicare tax on unearned income beginning on January 1, 2013, and certain tax reform plans under consideration by the U.S. Congress could increase the dividend tax rate. Any significant increase in the U.S. tax rate on dividends could reduce demand for our stock, which could potentially depress its trading price.

Our agreements and organizational documents and applicable law could limit another party's ability to acquire us.

        A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors. For additional information, please see our Registration Statement on Form 8-A/A filed with the SEC July 1, 2009. This could deprive our shareholders of any related takeover premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None.

ITEM 2. PROPERTIES

        Our property, plant and equipment consists principally of telephone lines, central office equipment, land and buildings related to our telephone operations. Our gross property, plant and equipment consisted of the following components as of the following dates:

	December 31,
	2012	2011
Land	2%	2%
Fiber, conduit and other outside plant(1)	40%	41%
Central office and other network electronics(2)	36%	33%
Support assets(3)	19%	21%
Construction in progress(4)	3%	3%

Gross property, plant and equipment	100%	100%

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

(4)
Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

        We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities, plant, equipment and software under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

        We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or their expiration.

        With the acquisitions of Qwest in April 2011 and Savvis in July 2011, we expanded our property to include data center assets, and the related facilities and communications equipment. The facilities that house Savvis' warehouses, network equipment and data centers are leased.

        During 2012, we reclassified certain amounts reported in prior periods of inventory held for construction to conform to the current period presentation. This reclassification increased construction in progress at December 31, 2011 by $55 million with an offsetting decrease to fiber, conduit and other outside plant and central office and other network electronics by $8 million and $47 million, respectively.

        Some of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries. Our net property, plant and equipment was $19.0 billion and $19.4 billion at December 31, 2012 and 2011, respectively.

        Several putative class actions have been filed against us disputing our use of certain rights-of-way as described in "Legal Proceedings—Litigation Matters Relating to Qwest" in Item 3 of this report. If we lose any of these rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of our network. However, we do not expect any material adverse impacts as a result of the loss of any of these rights.

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

        We are vigorously defending against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.

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

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. Embarq and the other defendants will continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $289 million based on the exchange rate on December 31, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. Regarding the 2010 proceeding, we believe it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of our probable liability. Regarding the 2006 suit, we do not believe that liability is probable. We will continue to defend against both KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the Plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 22 states (Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Oklahoma, Tennessee, Virginia and Wisconsin), have received preliminary approval of the settlements in eight states (California, Kentucky, Nevada, Ohio, Oregon, Pennsylvania, South Carolina and Utah), and have not yet received either preliminary or final approval in four states (Arizona, Massachusetts, New Mexico and Texas). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

Other Matters

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

        The information included in Note 15—Commitments and Contingencies to the consolidated financial statements included in Item 8 of this report is incorporated herein by reference.

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

	Sales Prices
			Dividend per Common Share
	High	Low
2012
First quarter	$40.54	36.25	.725
Second quarter	39.89	36.91	.725
Third quarter	43.43	38.96	.725
Fourth quarter	40.49	36.52	.725
2011
First quarter	$46.78	39.45	.725
Second quarter	43.49	38.66	.725
Third quarter	41.32	31.75	.725
Fourth quarter	38.01	31.16	.725

        Common stock dividends during 2012 and 2011 were paid each quarter. On February 26, 2013, our Board of Directors declared a common stock dividend of $.54 per share.

        As described in greater detail in Item 1A of this Annual Report on Form 10-K, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

        At February 15, 2013, there were approximately 168,000 stockholders of record although there were significantly more beneficial holders of our common stock. At February 15, 2013, the closing stock price of our common stock was $33.02.

 Issuer Purchases of Equity Securities

        The following table contains information about shares of our common stock that we withheld from employees to satisfy tax obligations related to the vesting of stock-based awards during the fourth quarter of 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 2012	91,527	$39.32	N/A	N/A
November 2012	—	—	N/A	N/A
December 2012	302,915	39.12	N/A	N/A

Total	394,442

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

        Selected financial information from the consolidated statements of operations data is as follows:

	Years Ended December 31,(1)
	2012	2011	2010	2009	2008
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$18,376	15,351	7,042	4,974	2,600
Operating expenses	15,663	13,326	4,982	3,741	1,878

Operating income	$2,713	2,025	2,060	1,233	721

Income before income tax expense	1,250	948	1,531	813	561
Net income	777	573	948	647	366
Basic earnings per common share	1.25	1.07	3.13	3.23	3.53
Diluted earnings per common share	1.25	1.07	3.13	3.23	3.52
Dividends declared per common share	2.90	2.90	2.90	2.80	2.1675
Weighted average basic common shares outstanding	620,205	532,780	300,619	198,813	102,268
Weighted average diluted common shares outstanding	622,285	534,121	301,297	199,057	102,560

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results for the years ended December 31, 2012, 2011 and 2010.

        Selected financial information from the consolidated balance sheets is as follows:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Net property, plant and equipment	$19,032	19,444	8,754	9,097	2,896
Goodwill	21,732	21,732	10,261	10,252	4,016
Total assets	54,020	56,044	22,038	22,563	8,254
Total long-term debt(1)	20,605	21,836	7,328	7,754	3,315
Total stockholders' equity	19,289	20,827	9,647	9,467	3,168

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        Selected financial information from the consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in millions)
Net cash provided by operating activities	$6,065	4,201	2,045	1,574	853
Net cash used in investing activities	(2,690)	(3,647)	(859)	(679)	(389)
Net cash used in financing activities	(3,295)	(577)	(1,175)	(976)	(255)
Payments for property, plant and equipment and capitalized software	(2,919)	(2,411)	(864)	(755)	(287)

        The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2012	2011(1)	2010	2009(2)	2008
	(in thousands)
Broadband subscribers(3)	5,848	5,652	2,349	2,186	626
Access lines	13,748	14,584	6,489	7,025	2,025

(1)
In connection with our Qwest acquisition on April 1, 2011, we acquired approximately 9.0 million telephone access lines and approximately 3.0 million broadband subscribers.

(2)
In connection with our Embarq acquisition on July 1, 2009, we acquired approximately 5.4 million telephone access lines and approximately 1.5 million broadband subscribers.

(3)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables. During the second quarter of 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers. We have restated our previously reported amounts to reflect this change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Item 1 of this report for factors relating to these statements and "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

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

        At December 31, 2012, we operated approximately 13.7 million access lines in 37 states, served approximately 5.8 million broadband subscribers, and operated 54 data centers throughout North America, Europe and Asia. During 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers. We have restated our previously reported amounts to reflect this change. For purposes of counting our access lines, we include only those access lines that we use to provide services to external customers and exclude lines used solely by us and our affiliates. Our counting methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting access lines may not be comparable to those of other companies.

        Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries. These subsidiaries include SAVVIS, Inc. ("Savvis") as of July 15, 2011 and Qwest Communications International Inc. ("Qwest") as of April 1, 2011. See Note 2—Acquisitions to the consolidated financial statements in Item 8 of this report. Due to the significant size of these acquisitions, direct comparisons of our results of operations for the years ended December 31, 2012, 2011 and 2010 to prior periods are less meaningful than usual. We discuss below, under "Results of Operations—Segment Results", certain trends that we believe are significant, even if they are not necessarily material to the combined company.

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the years ended December 31, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions. Due to the magnitude of our recent acquisitions in relation to Legacy CenturyLink operations, in the combined company variance discussions below we have separately reflected the impacts of both the Legacy Qwest and Legacy Savvis operations for enhanced visibility, although we actively manage the combined company through our four segments, as discussed further below.

        We have incurred operating expenses related to our acquisitions of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations as summarized below.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$22	43	37
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	24	12

Total	$22	67	49

Selling, general and administrative:
Expenses incurred to effect acquisitions	$—	79	13
Integration and other expenses associated with acquisitions	25	172	64
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	36	149	19

Total	$61	400	96

        This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate, in relation to our Qwest acquisition, total integration, severance and retention expenses to be between $600 million to $700 million (which includes approximately $464 million of cumulative expenses incurred through December 31, 2012) and our capital expenditures associated with integration activities will approximate $200 million (which includes approximately $63 million of cumulative capital expenditures incurred through December 31, 2012). We anticipate that the amount of our integration costs in future years will vary substantially based on integration activities conducted during those periods and could in certain cases be significantly higher than those incurred by us during the year ended December 31, 2012.

        For several years prior to 2011, we reported our operations as a single segment. However, in 2011, in connection with our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we reorganized our business into the following operating segments:

  •
  Regional markets. Consisted primarily of providing products and services to residential consumers, small to medium-sized businesses and regional enterprise customers;

  •
  Business markets. Consisted primarily of providing products and services to enterprise and government customers;

  •
  Wholesale markets. Consisted primarily of providing products and services to other communications providers; and

  •
  Savvis operations. Consisted primarily of providing hosting and network services primarily to business customers provided by Legacy Savvis.

        In the second quarter of 2012, in order to more effectively deploy the strategic assets acquired from Qwest and Savvis and to better serve our business and government customers, we restructured our business into the following operating segments:

  •
  Regional markets. Consists primarily of providing strategic and legacy products and services to residential consumers, state and local governments, small to medium-sized businesses and enterprise customers that in each case are located mainly within one of our six regions. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting, video services, and wireless services. Our legacy services offered to these customers consist primarily of local and long-distance service;

  •
  Wholesale markets. Consists primarily of providing strategic and legacy products and services to other domestic and international communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include UNEs which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services;

  •
  Enterprise markets—network. Consists primarily of providing strategic and legacy network communications products and services to national and international enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS and hosting services. Our legacy services offered to these customers consist primarily of local and long-distance services; and

  •
  Enterprise markets—data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        Due to system limitations, we have determined that it is impracticable to report 2010 segment information using our segment structure described above. As such, only 2011 financial data has been revised under our segment structure described above.

        We now report financial information separately for each of these segments; however, our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis and are only reviewed by our chief operating decision maker ("CODM") on a consolidated basis. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 13—Segment Information to the consolidated financial statements in Item 8 of this report and "Results of Operations—Segment Results" below.

        On January 3, 2013, we announced a reorganization of our operating segments. Consequently, beginning with the first quarter of 2013, we will report the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization is to strengthen our focus on the enterprise business market while continuing our commitment to our hosting and consumer customers. The reorganization combines business sales and operations functions that resided in the enterprise markets—network segment and the regional markets segment into the new business segment. The remaining customers serviced by the regional markets segment will become the new consumer segment. Our wholesale markets and enterprises markets—data hosting segments will not be impacted by the organizational realignment.

 Results of Operations

        The following table summarizes the results of our consolidated operations for the years ended December 31, 2012, 2011 and 2010. Our operating results include operations of Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions except per share amounts)
Operating revenues	$18,376	15,351	7,042
Operating expenses	15,663	13,326	4,982

Operating income	2,713	2,025	2,060
Other income (expense)	(1,463)	(1,077)	(529)
Income tax expense	473	375	583

Net income	$777	573	948

Basic earnings per common share	$1.25	1.07	3.13
Diluted earnings per common share	$1.25	1.07	3.13

        Due to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, our 2012 operating results reflect a full year of Qwest's and Savvis' results, as compared to our 2011 operating results, which reflect only nine months of Qwest's operating results and five and a half months of Savvis' operating results.

        The increase in net income in 2012 was primarily due to the 2012 period containing a full year of Qwest's operating results compared to the 2011 period only containing nine months and a significant decrease from 2011 in the amount of acquisition, severance and integration expenses resulting from our recent acquisitions, as presented in the table under the "Overview" section above. The lower levels of net income in 2011 as compared to 2010 were primarily due to increased acquisition, severance and integration expenses attributable to the April 1, 2011 acquisition of Qwest. The post-acquisition operations of Legacy Savvis and Legacy Qwest, which included substantial severance and integration expenses and significant acquisition accounting adjustments to depreciation and amortization expense based on valuation estimates, did not contribute significantly to our consolidated net income in 2011. See Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets to the consolidated financial statements in Item 8 of this report. Within our Legacy CenturyLink business, growth in strategic services revenues (which we describe further below) did not fully offset lower revenues from other services and products, further contributing to decreases in consolidated net income.

        Diluted earnings per common share in 2012 was higher than 2011 as a result of increased net income for 2012. Diluted earnings per common share in 2011 was substantially lower than the amounts for the corresponding period of 2010 due to decreases in net income, as well as increases in the weighted average number of outstanding common shares. The increase in the weighted average number of outstanding common shares during 2012 and 2011 was primarily attributable to the issuance of approximately 294 million shares in connection with the Qwest acquisition on April 1, 2011 and the issuance of approximately 14.3 million shares in connection with the Savvis acquisition on July 15, 2011.

        The following table summarizes our broadband subscribers, access lines and number of employees:

	As of December 31,
	2012	2011	2010
	(in thousands)
Operational metrics:
Broadband subscribers	5,848	5,652	2,349
Access lines	13,748	14,584	6,489
Employees	47.0	49.2	20.3

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

  •
  provide new services, such as video, cloud hosting, managed hosting, colocation and other additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

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

Operating Revenues

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily broadband, private line (including special access which we market to wholesale and business customers who require dedicated equipment to transmit large amounts of data between sites), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including resold satellite and our facilities-based video services), VoIP and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, ISDN (which uses regular telephone lines to support voice, video and data applications), and WAN services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment to customers for use on their premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic networks for our government and business customers; and

  •
  Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

        The following table summarizes our operating revenues under our current revenue categorization which is presented in a manner that we believe will be useful for understanding the relevant trends affecting our business:

	Years Ended December 31,		Increase (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$8,361	6,262	307	1,207	585	2,099
Legacy services	8,287	7,672	(633)	1,248	—	615
Data integration	672	537	19	116	—	135
Other	1,056	880	44	132	—	176

Total operating revenues	$18,376	15,351	(263)	2,703	585	3,025

        During 2012, operating revenues attributable to certain products and services were reclassified from legacy services to strategic services. Due to system limitations, we have determined that is impracticable to restate 2010's operating revenues to conform to our current revenue categorization. For comparability purposes, we have included our operating revenues for the years ended December 31, 2011 and 2010 under our prior revenue categorization:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$6,254	2,049	150	3,572	483	4,205
Legacy services	7,680	4,288	(483)	3,875	—	3,392
Data integration	537	158	(23)	402	—	379
Other	880	547	(24)	357	—	333

Total operating revenues	$15,351	7,042	(380)	8,206	483	8,309

        Our operating revenues increased substantially in both 2012 and 2011 as compared to 2011 and 2010, respectively, due to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011. Total operating revenues increased $3.025 billion in 2012 as compared to 2011 and increased $8.309 billion in 2011 as compared to 2010. As reflected in the chart above, our acquisitions of Qwest and Savvis contributed incremental operating revenues (net of intercompany eliminations) of $2.7 billion and $585 million, respectively, to our 2012 revenues. Legacy CenturyLink operating revenues decreased $263 million, or 1.7%, in 2012 and $380 million, or 5.4%, in 2011 as compared to the prior year period. These decreases were primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. At December 31, 2012, we had 13.748 million access lines, of which 8.055 million were in Legacy Qwest's markets. Access lines in our Legacy CenturyLink markets declined to 5.693 million at December 31, 2012 from 6.051 million at December 31, 2011, a decrease of 5.93% during 2012, and were 6.489 million at December 31, 2010, a decrease of 6.75% during 2011. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.4% and 5.9% in 2013. Our legacy services revenues were also negatively impacted in 2012 by the continued reduction in access revenues and continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Ethernet,

MPLS, Internet Protocol Television ("IPTV"), VoIP and broadband services accounted for a majority of the growth in strategic services revenues.

        We are aggressively marketing our strategic services (including our data hosting services) and data integration to offset the continuing declines in our legacy services revenues. We believe our recent acquisitions of Savvis and Qwest will strengthen our ability to achieve this goal.

        Further analysis of our operating revenues by segment is provided below in "Segment Results."

  Operating Expenses

        Our current definitions of operating expenses are as follows:

  •
  Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network and hosting operations.

  •
  Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses.

        These expense classifications may not be comparable to those of other companies.

        During 2012 and 2011, our operating expenses increased substantially in comparison to 2011 and 2010 primarily due to our acquisitions of Qwest and Savvis.

        The following tables summarize our operating expenses:

	Years Ended December 31,		Increase (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,639	6,325	(73)	1,082	305	1,314
Selling, general and administrative	3,244	2,975	(367)	483	153	269
Depreciation and amortization	4,780	4,026	(149)	741	162	754

Total operating expenses	$15,663	13,326	(589)	2,306	620	2,337

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$6,325	2,544	(4)	3,523	262	3,781
Selling, general and administrative	2,975	1,004	60	1,791	120	1,971
Depreciation and amortization	4,026	1,434	72	2,394	126	2,592

Total operating expenses	$13,326	4,982	128	7,708	508	8,344

        The acquisitions of Qwest and Savvis largely contributed to the increase in total operating expenses of $2.337 billion in 2012. Excluding the effects of Legacy Qwest and Legacy Savvis expenses, total operating expenses in 2012 decreased $589 million, or 4.4%, due primarily to decreases in employee-related expenses, severance and integration expenses relating to our recent acquisitions and depreciation and amortization expense. The increase in total operating expenses of $8.344 billion in 2011 was largely attributable to the inclusion of $7.7 billion in post-acquisition Legacy Qwest operating expenses (net of intercompany eliminations) in our consolidated operating expenses. In addition, the acquisition of Savvis on July 15, 2011 increased our consolidated operating expenses for 2011 by $508 million. As discussed in the "Overview" section, our operating expenses for 2012, 2011, and 2010 included substantial severance and integration costs related to the Qwest, Savvis and Embarq acquisitions as well as significant acquisition accounting adjustments to depreciation and amortization expense. See Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets to the consolidated financial statements in Item 8 of this report. Excluding the effects of Legacy Qwest and Legacy Savvis expenses, total operating expenses in 2011 increased $128 million, or 2.6%, due primarily to integration costs associated with the Qwest acquisition and increased costs of providing our facilities-based video services to more customers.

        For the year ended December 31, 2012, Legacy CenturyLink cost of services and products (exclusive of depreciation and amortization) were slightly lower as compared to 2011. During the year, we experienced decreases in severance, salaries and wages and related benefits, which were partially offset by increases in customer premise equipment and maintenance costs, network expense, and contractor costs. Cost of services and products for Legacy CenturyLink operations was relatively unchanged in 2011. For 2011, $55 million of higher costs of services and products associated with providing our facilities-based video service were substantially offset by a $28 million decrease in salaries and benefits and a $20 million decrease in facilities costs associated with the migration of legacy Embarq long-distance traffic to our internal networks.

        Legacy CenturyLink selling, general and administrative expenses decreased $367 million, or 2.8%, for 2012 as compared to 2011, while selling, general and administrative expenses increased $60 million, or 6.0%, for 2011 as compared to 2010. The decrease in 2012 primarily was due to a decrease in severance and integration expenses relating to our recent acquisitions, as well as a decrease in salaries, wages, and employee benefits due to a reduction in headcount. For all periods presented, our expenses include significant transaction, severance and integration expenses related to the Qwest, Savvis and Embarq acquisitions (see table in "Overview" above). Changes in the timing and amount of Qwest and Savvis integration expenses resulted in a net increase in Legacy CenturyLink's 2011 selling, general and administrative expenses compared to 2010. This increase was partially offset by a decrease of $33 million in 2011 in operating taxes, which were primarily due to favorable property tax and transaction tax settlements. In addition, in 2011 we had a decrease of $20 million in compensation expenses, which were primarily due to workforce reductions and lower pension expense.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million, or $0.04 to $0.05 per basic and diluted common share, for the year ended December 31, 2012.

        Excluding the effects of the acquisitions of Qwest and Savvis, depreciation and amortization expense for Legacy CenturyLink decreased $149 million, or 3.7%, due to annual updates of our depreciation rates for capitalized assets and an out-of-period accounting adjustment, partially offset by net growth in capital assets. Depreciation and amortization for Legacy CenturyLink increased $72 million, or 5.0%, in 2011 primarily due to higher levels of property, plant and equipment and an out-of-period accounting adjustment corrected in 2012.

        Further analysis of our operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Years Ended December 31,		Increase (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(1,319)	(1,072)	62	169	16	247
Net loss on early retirement of debt	(179)	(8)	179	(8)	—	171
Other income (expense)	35	3	32	(1)	1	32

Total other income (expense)	$(1,463)	(1,077)	273	160	17	386

Income tax expense	$473	375	nm	nm	nm	98

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(1,072)	(544)	34	486	8	528
Net loss on early retirement of debt	(8)	—	—	8	—	8
Other income (expense)	3	15	17	(2)	(3)	12

Total other income (expense)	$(1,077)	(529)	51	492	5	548

Income tax expense	$375	583	nm	nm	nm	(208)

nm—Attributing changes in income tax expense to the acquisitions of Savvis and Qwest is considered not meaningful.

  Interest Expense

        Interest expense for the year ended December 31, 2012 increased by $247 million compared to 2011. This increase is primarily due to the 2012 period containing a full year of Qwest interest expense compared to the 2011 period containing only nine months. Interest expense increased $528 million in 2011 primarily due to higher debt balances associated principally with debt assumed in the Qwest acquisition and incurred to finance the Savvis acquisition. See Note 4—Long-term Debt and Credit Facilities to the consolidated financial statements in Item 8 of this report and "Liquidity and Capital Resources" below for additional information about those transactions.

        Interest expense for Legacy CenturyLink increased $62 million, or 5.8%, in 2012 compared to 2011 and increased $34 million, or 6.3%, in 2011 compared to 2010. The increase in both years is substantially due to interest on our $2 billion aggregate principal amount of senior notes issued in June 2011 to finance the Savvis acquisition. The 2012 increase is due to those notes being outstanding for a full year versus a partial year in 2011. The 2011 increase was due to those notes being outstanding for a partial year versus not at all in 2010.

  Net Loss on Early Retirement of Debt

        In the fourth quarter of 2012, QCII redeemed certain of its outstanding debt securities, which resulted in a gain of $15 million.

        In the second quarter of 2012, our subsidiaries Embarq and QC completed premium-priced cash tender offers for the purchase of certain of their respective outstanding debt securities, resulting in an aggregate loss of $190 million. Also in the second quarter of 2012, our subsidiaries Embarq and QCII redeemed certain of their respective outstanding debt securities which resulted in a net loss of $9 million.

        During 2012, QCII and QC redeemed certain of their outstanding debt securities, which resulted in a gain of $5 million.

        In the fourth quarter and second quarter of 2011, QC redeemed certain of its outstanding debt securities which resulted in a total net loss of $8 million.

  Other Income (Expense)

        Other income (expense) reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and impairments and foreign currency gains and losses. Other income for Legacy CenturyLink was greater for the year ended December 31, 2012 as compared to 2011 due to gains on the sales of our auction rate securities and the recognition in 2011 of $16 million in transaction expenses incurred in connection with terminating an unused bridge loan financing commitment related to the Savvis acquisition. See Note 2—Acquisitions to the consolidated financial statements in Item 8 of this report. Other income for Legacy CenturyLink decreased $17 million in 2011, as compared to 2010 primarily due to the $16 million in transaction expenses discussed above.

  Income Tax Expense

        Our income tax expense for the years ended December 31, 2012 and 2011increased $98 million and decreased $208 million, respectively, from the amounts for the comparable prior year. Our increase in 2012 was primarily due to a $302 million, or 32%, increase in income before income tax expense as compared to 2011. Our decrease in 2011 was primarily due to a decrease in income before income tax expense, which was attributable to a decline in operating income and increased interest expense directly related to the acquisition of Qwest. For the years ended December 31, 2012, 2011 and 2010, our effective income tax rate was 37.8%, 39.6% and 38.1%, respectively. The 2012 effective tax rate reflects the $16 million reversal of a valuation allowance related to the auction rate securities we sold in 2012, a $12 million benefit related to state NOLs net of valuation allowance, and a $6 million expense associated with reversing a receivable related to periods that have been effectively settled with the IRS. The 2011 rate increase was due in part to $24 million of non-deductible transaction costs and an $8 million valuation allowance recorded on deferred tax assets that require future income of a special character to realize the benefits. Such increase was partially offset by a $16 million reduction in our valuation allowance related to state NOLs due primarily to the effects of a tax law change in one of the states in which we operate. Certain merger-related costs incurred during 2010 are also non-deductible for income tax purposes and similarly increased our effective income tax rate. See Note 12—Income Taxes to the consolidated financial statements in Item 8 of this report and "Income Taxes" below for additional information.

Segment Results

        As described further above under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," we revised our segment structure in 2012 and restated previously reported segment results for the year ended December 31, 2011 to conform to our 2012 segment presentation. The following table summarizes our segment results for 2012 and 2011 under our segment categorization at December 31, 2012.

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Total segment revenues	$17,320	14,471
Total segment expenses	8,094	6,513

Total segment income	$9,226	7,958

Total margin percentage	53%	55%
Regional markets:
Revenues	$9,876	8,743
Expenses	4,218	3,673

Income	$5,658	5,070

Margin percentage	57%	58%
Wholesale markets:
Revenues	$3,721	3,305
Expenses	1,117	1,021

Income	$2,604	2,284

Margin percentage	70%	69%
Enterprise markets—network:
Revenues	$2,609	1,933
Expenses	1,891	1,450

Income	$718	483

Margin percentage	28%	25%
Enterprise markets—data hosting:
Revenues	$1,114	490
Expenses	868	369

Income	$246	121

Margin percentage	22%	25%

        Due to system limitations, we have determined that it is impracticable to restate 2010's reported segments to conform to our current segment categorization at December 31, 2012. For comparability purposes, we have included our segment information for the years ended December 31, 2011 and 2010 based on the segment categorization we were operating under at the end of 2011.

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

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Total segment revenues	$17,320	14,471	6,495
Other operating revenues	1,056	880	547

Operating revenues reported in our consolidated statements of operations	$18,376	15,351	7,042

Total segment income	$9,226	7,958	4,092
Other operating revenues	1,056	880	547
Depreciation and amortization	(4,780)	(4,026)	(1,434)
Other unassigned operating expenses	(2,789)	(2,787)	(1,145)

Operating income reported in our consolidated statement of operations	$2,713	2,025	2,060

        Our segment revenues include all revenues from our strategic and legacy services and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. We report our segment expenses for our four segments as follows:

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

        During the second quarter of 2012, as we reorganized our business into our four segments as indicated above, we further revised our methodology for how we allocate our expenses to our segments to better align segment expenses with related revenues. Under our revised methodology, we no longer allocate certain product development costs to our segments, but we do now allocate certain expenses from our enterprise markets—data hosting segment to our other three segments. We restated our segment results for 2011 to reflect these changes in our methodology. We determined that it was impracticable to recast our segment results for 2010 under our revised methodology.

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

        As discussed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview", beginning in the first quarter of 2013, we plan to report our operations under the following four segments: consumer, business, wholesale and data hosting.

  Regional Markets

        The operations of our regional markets segment have been impacted by several significant trends, including those described below.

  •
  Strategic services. We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our (broadband) network, which allows for the delivery of higher speed broadband services. While traditional broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services, Ethernet, MPLS and other managed services and we continue to refine our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our strategic revenues;

  •
  Facilities-based video expenses. As we continue to expand our facilities-based video service infrastructure, we are incurring start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain;

  •
  Access lines. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail, texting and social networking services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer service bundling and other product promotions to help mitigate this trend, as described below;

  •
  Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless;

  •
  Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our state and local government customers, many of whom have recently experienced budget cuts; and

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following table summarizes the results of operations from our regional markets segment:

	Regional Markets Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$3,607	2,890	168	546	3	717
Legacy services	5,996	5,593	(399)	802	—	403
Data integration	273	260	(19)	32	—	13

Total revenues	9,876	8,743	(250)	1,380	3	1,133

Segment expenses:
Direct	3,939	3,469	(44)	514	—	470
Allocated	279	204	52	20	3	75

Total expenses	4,218	3,673	8	534	3	545

Segment income	$5,658	5,070	(258)	846	—	588

Segment margin percentage	57%	58%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our regional markets segment income of $588 million for the year ended December 31, 2012 as compared to 2011. Our consolidated segment margin percentage remained relatively unchanged from 2011 to 2012. Segment income for our Legacy CenturyLink operations decreased $258 million as compared to 2011 reflecting declines in revenues while expenses remained relatively flat.

  Segment Revenues

        Excluding revenues attributable to the Legacy Qwest and Legacy Savvis acquisitions, regional markets revenues decreased $250 million, or 2.9%, for the year ended December 31, 2012 as compared to 2011 due to declines in legacy services revenues and the implementation of the CAF order, partially offset by growth in strategic services revenues. Legacy services revenues decreased primarily due to declines in local and long-distance services associated principally with access line losses resulting from the competitive pressures and product substitution described previously. Growth in strategic services revenues was principally due to increases in the number of broadband subscribers as well as volume increases in our facilities-based video, Ethernet, and MPLS services.

  Segment Expenses

        Regional markets total expenses, exclusive of Legacy Qwest and Legacy Savvis expenses, increased $8 million for the year ended December 31, 2012 as compared to 2011, due to an increase in allocated expenses. Allocated expenses increased primarily due to our updated methodology more fully allocating to our segments network and building rent and related power expenses. Direct expenses decreased due to decreases in employee related expenses, fleet expenses and marketing costs, which were partially offset by increases in customer premise equipment costs and network service costs.

  Wholesale Markets

        The operations of our wholesale markets segment have been impacted by several significant trends, including those described below:

  •
  Private line services (including special access). Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors could negatively impact our wholesale markets segment, we ultimately believe the bandwidth consumption growth in our fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Access and local services revenues. Our access and local services revenues have been and we expect will continue to be, adversely affected by technological migration, industry consolidation, regulation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale markets segment;

  •
  Switched access revenues. We believe that changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011 will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale markets segment;

  •
  Long-distance services revenues. Wholesale long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, declining demand for traditional voice services and industry consolidation; and

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our wholesale markets segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

        The following table summarizes the results of operations from our wholesale markets segment:

	Wholesale Markets Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$2,296	1,915	33	339	9	381
Legacy services	1,424	1,389	(213)	248	—	35
Data integration	1	1	—	—	—	—

Total revenues	3,721	3,305	(180)	587	9	416

Segment expenses:
Direct	169	174	(18)	13	—	(5)
Allocated	948	847	(60)	155	6	101

Total expenses	1,117	1,021	(78)	168	6	96

Segment income	$2,604	2,284	(102)	419	3	320

Segment margin percentage	70%	69%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our wholesale markets segment income of $320 million for the year ended December 31, 2012 as compared to 2011. Segment income for our Legacy CenturyLink operations decreased $102 million for the year ended December 31, 2012 as compared to 2011, primarily reflecting declines in revenues, as discussed further below.

  Segment Revenues

        Excluding revenues attributable to the Legacy Qwest and Legacy Savvis acquisitions, wholesale markets revenues decreased $180 million, or 5.5%, for the year ended December 31, 2012 as compared to 2011. This decrease reflects substantially lower revenues from legacy services, partially offset by growth in revenues from strategic services. Strategic services revenues increased primarily due to growth in Ethernet and broadband services. The decrease in legacy services revenues was driven by continuing declines in access, long-distance and local services volumes, and the implementation of the CAF order, as well as the substitution of cable, wireless, VoIP and other services for traditional voice telecommunications services.

  Segment Expenses

        Wholesale markets expenses, exclusive of Legacy Qwest and Legacy Savvis expenses, decreased $78 million, or 7.6%, for the year ended December 31, 2012 as compared to 2011. The decrease in Legacy CenturyLink wholesale markets expenses was primarily due to a lower allocation of fleet and network real estate expenses due to the above-described updated expense allocation methodology and to reductions in employee related expenses.

  Enterprise Markets—Network

        The operations of our enterprise markets—network segment have been impacted by several significant trends, including those described below.

  •
  Strategic services. Our mix of total segment revenues continues to migrate from legacy services to strategic services as our enterprise and government customers increasingly demand customized and integrated data, Internet and voice services. We offer to our enterprise customers diverse combinations of products and services such as private line, MPLS and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect overall revenues from these services to grow;

  •
  Legacy services. We face intense competition with respect to our legacy services and continue to see customers migrating away from these services into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression;

  •
  Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal government customers. In addition, changes to our compensation programs, which focus on higher margin strategic services, could negatively impact data integration revenues; and

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our productivity improvements while achieving operational efficiencies and improving our processes through automation. We also expect our enterprise markets—network segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

        The following table summarizes the results of operations from our enterprise markets—network segment:

	Enterprise Markets—Network Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,344	967	56	314	7	377
Legacy services	867	690	(21)	198	—	177
Data integration	398	276	38	84	—	122

Total revenues	2,609	1,933	73	596	7	676

Segment expenses:
Direct	781	568	33	180	—	213
Allocated	1,110	882	(40)	261	7	228

Total expenses	1,891	1,450	(7)	441	7	441

Segment income	$718	483	80	155	—	235

Segment margin percentage	28%	25%

  Segment Income

        The acquisition of Qwest on April 1, 2011 substantially increased the scale of our enterprise markets—network segment, resulting in an increase of $235 million in segment income for the year ended December 31, 2012 as compared to 2011. Segment income for our Legacy CenturyLink operations increased $80 million for the year ended December 31, 2012 as compared to 2011, primarily reflecting an increase in revenues.

  Segment Revenues

        Excluding revenues attributable to the Legacy Qwest and Legacy Savvis acquisitions, enterprise markets—network segment revenues increased by $73 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase was primarily due to growth in strategic services revenues from increased volumes of MPLS services and increased data integration revenues from maintenance and installation of customer premise equipment. Lower revenues from legacy services were driven by access line losses and price compression partially offset the increases in strategic services revenues and data integration revenues.

  Segment Expenses

        Enterprise markets—network segment expenses, exclusive of Legacy Qwest and Legacy Savvis expenses, decreased by $7 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to decreased allocated expenses partially offset by increased direct expenses. Allocated expenses decreased for the year ended December 31, 2012 due to lower allocation of fleet and network real estate expenses due to the above-described updated expense allocation methodology. The increase in direct expenses was primarily due to increased maintenance and installation costs associated with customer premise equipment, partially offset by decreases in employee related expenses.

  Enterprise Markets—Data Hosting

        The operations of our enterprise markets—data hosting segment is largely comprised of the operations of our Legacy Savvis services for periods after the July 15, 2011 acquisition date, which have been impacted by significant trends, including those described below.

  •
  Colocation. Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our domestic and international clients with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors enter the enterprise colocation market; however, we believe that our combination of global data center assets, operational expertise and broad range of services strengthens our competitive position;

  •
  Managed hosting. Our managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, utility and computing storage, consulting and managed security services. We expect increasing pricing pressure on the managed hosting business from competing cloud hosting offerings. However, we remain focused on expanding our managed hosting business, specifically in our cloud hosting offerings, which we believe is a key to growth. We believe that we have continued to strengthen our position in the cloud hosting market by adding differentiating features to our cloud hosting products; and

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following table summarizes the results of operations from our enterprise markets—data hosting segment:

	Enterprise Markets—Data Hosting Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,114	490	50	8	566	624

Total revenues	1,114	490	50	8	566	624

Segment expenses:
Direct	940	415	56	11	458	525
Allocated	(72)	(46)	1	(10)	(17)	(26)

Total expenses	868	369	57	1	441	499

Segment income	$246	121	(7)	7	125	125

Segment margin percentage	22%	25%

  Segment Income

        The acquisition of Savvis on July 15, 2011 substantially increased the scale of our enterprise markets—data hosting segment, resulting in an increase of $125 million in our segment income for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

  Segment Revenues

        Savvis operations accounted for 97% of our enterprise markets—data hosting segment revenues for the year ended December 31, 2012. Growth in strategic services is driven by roughly equivalent increases in both colocation and managed hosting.

  Segment Expenses

        Excluding the expenses attributable to the Legacy Qwest and Legacy Savvis acquisitions, enterprise markets—data hosting segment direct expenses increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to increases in salaries and benefits caused by a higher headcount and an increase in facility costs.

        Due to the continuing use of Legacy Savvis accounting systems, the direct expenses of our enterprise markets—data hosting segment includes certain data communication, operational, and selling, general, and administrative costs that are allocated to our other three segments and are offset by corporate allocated expenses which resulted in a negative net allocation impact.

Other Operational Matters

        Approximately 26% of our employees are subject to collective bargaining agreements that expired on October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least 24 hour advance notice before terminating those predecessor agreements. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. See "Risk Factors—Other Risks Affecting Our Business" in Item 1A of this report. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

Critical Accounting Policies and Estimates

        Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) loss contingencies and litigation reserves; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

        We have accounted for our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011 under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The estimates of fair value and resulting allocation of the purchase price related to our acquisitions of Qwest and Savvis involved significant estimates and judgments by our management. In arriving at the fair values of assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates also included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment and industry and economic trends. Small changes in the underlying assumptions could impact the estimates of fair value by material amounts, which could in turn materially impact our results of operations.

Goodwill, Customer Relationships and Other Intangible Assets

        We amortize customer relationships over primarily over an estimated life of 10 years to 12.5 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software, which consists primarily of assets obtained from the Qwest acquisition, using the straight-line method over estimated lives ranging up to seven years. Approximately $237 million of our capitalized software represents costs to develop an integrated billing and customer care system and is being amortized over a 20 year period that began in 2004. We amortize trade names and patent assets predominantly using the sum-of-the-years digits over an estimated life of four years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized. We periodically review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our periodic reviews.

        Our long-lived intangible assets with indefinite lives are tested for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. We early adopted the provisions of Accounting Standards Update ("ASU") 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, during the fourth quarter of 2012, which allows us the option to first review qualitative factors to determine the likelihood of whether the indefinite-lived intangible asset is impaired before performing a qualitative impairment test. Under this approach, if we determine that it is more likely than not that the indefinite-lived intangible asset is impaired, we will be required to compute and compare the fair value of the indefinite-lived intangible asset to its carrying amount to determine and measure the impairment loss, if any. We completed our qualitative assessment as of December 31, 2012 and concluded it is not more likely than not that our indefinite-lived intangible assets are impaired; thus, no impairment charge was recorded in 2012.

        Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions to the consolidated financial statements in Item 8 of this report.

        We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in our operating segments. Goodwill is reassigned to the reporting units using a relative fair value allocation approach. We utilize the earnings before interest, tax and depreciation as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized.

        We have attributed our goodwill balance to our segments at December 31, 2012 as follows:

(Dollars in millions)
Regional markets	$15,170
Wholesale markets	3,283
Enterprise markets—network	1,788
Enterprise markets—data hosting	1,491

Total goodwill	$21,732

        For additional information on the April 1, 2012 reorganization of our segments, see Note 13—Segment Information to the consolidated financial statements in Item 8 of this report.

        We are required to test goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the fair value. Our reporting units, which we refer to as our segments, are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. Therefore, each time we perform goodwill impairment analysis on a reporting unit, we estimate the equity carrying value and future cash flows of each of our segments using allocation methodologies. Certain estimates, judgments and assumptions are required to perform these allocations. We believe these estimates, judgments and assumptions to be reasonable, but slight changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test. Our annual measurement date for testing goodwill impairment is September 30. As of September 30, 2012, we tested for goodwill impairment on our reporting units, which were our four operating segments (regional markets, wholesale markets, enterprise markets—network and enterprise markets—data hosting) that we recognized following our internal reorganization earlier in 2012.

        In the third quarter of 2011, we adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's estimated fair value is less than its carrying amount before applying the two-step goodwill impairment test, which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of the April 1, 2012 internal reorganization of our four segments we did not have a baseline valuation to perform a qualitative assessment. We estimated the fair value of our four segments using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows for our regional markets, wholesale markets, and enterprise markets—network segments using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%). We discounted the estimated cash flows of our enterprise markets—data hosting segment using a rate that represents a market participant's estimated weighted average cost of capital, which we determined to be approximately 11.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 12.0%). We also reconciled the estimated fair values of the segments to our market capitalization as of September 30, 2012 and concluded that the indicated implied control premium of approximately 14% was reasonable based on recent transactions in the market place. Based on our analysis performed with respect to our reporting units described above, we concluded that our goodwill was not impaired as of September 30, 2012.

        As of September 30, 2012, based on our analysis performed with respect to our four reporting units, the estimated fair value of our equity exceeded our carrying value of equity for our regional markets, wholesale markets, enterprise markets—network and enterprise markets—data hosting segments by 19%, 130%, 78% and 10%, respectively.

        We may be required to assess our goodwill for impairment before our next required testing date of September 30, 2013 under certain circumstances, including any failure of our future operating results to meet forecasted expectations or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting units. For additional information, see "Risk Factors" in Item 1A of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2013.

Property, Plant and Equipment

        Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date. Property, plant and equipment purchased subsequent to our acquisitions is recorded at cost plus the estimated value of any associated legally or contractually required asset retirement obligation. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.

        Normal retirements of property, plant and equipment are charged against accumulated depreciation, with no gain or loss recognized. Other types of property, plant and equipment are stated at cost and, when sold or retired, a gain or loss is recognized. We depreciate such property on the straight-line method over estimated service lives ranging from 3 to 45 years.

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

        Due to rapid changes in technology and the competitive environment, selecting the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $460 million or increased depreciation by approximately $650 million, respectively.

        We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate. During 2012, we did not incur changes in events or circumstances that would indicate that the carrying amounts of our long-lived assets, other than goodwill and other intangible assets with indefinite lives, may not be recoverable. As a result, no impairment charge was recorded in 2012.

Pension and Post-Retirement Benefits

        We sponsor several noncontributory defined benefit pension plans (referred to as our pension plans) for a substantial portion of our employees. In addition to these tax "qualified" pension plans, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

        Pension and post-retirement health care and life insurance benefits attributed to eligible employees' service during the year, as well as interest on benefit obligations, are accrued currently. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method. Pension prior service costs and certain actuarial gains and losses are recognized as components of net periodic expense over the average remaining service period of participating employees expected to receive benefits. Post-retirement healthcare prior service costs are recognized as components of net periodic expense over the average expected years to full benefit eligibility for active employees. Certain post-retirement actuarial gains or losses are amortized on a straight-line basis over the average expected future working lifetime of active employees.

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

        The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We selected the discount rate based on a cash flow matching analysis using hypothetical yield curves developed by an actuarial firm from U.S. corporate bonds rated high quality and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets in the future. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

        To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets is reflected in subsequent years' net periodic combined benefits expense.

        Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income as well as the value of the liability and accumulated other comprehensive income (loss) of stockholders' equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2012 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $118 million. If our assumed discount rates for 2012 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $78 million and our projected benefit obligation would have increased by approximately $2.2 billion. An increase of 100 basis points in the initial healthcare cost trend rate would have increased our post-retirement benefit expense by $11 million and increased our projected post-retirement benefit obligation by $77 million.

        The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31, 2012. For additional information on our trust investments, see Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report.

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose the estimate of the potential loss if material but we do not recognize any expense for the potential loss.

        For matters related to income taxes, we determine that if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of the successor dates of December 31, 2012 and December 31, 2011, considers the anticipated utilization of any applicable tax credits and net operating losses ("NOLs").

Income Taxes

        Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating losses, or NOLs, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

        The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. At December 31, 2012, we established a valuation allowance of $281 million, primarily related to state NOLs, as it is more likely than not that this amount will not be utilized prior to expiration. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes to the consolidated financial statements in Item 8 of this report for additional information.

Liquidity and Capital Resources

Overview

        At December 31, 2012, we held cash and cash equivalents of $211 million and we had $1.180 billion available under our $2 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At December 31, 2012, cash and cash equivalents of $58 million were held in foreign bank accounts for the purpose of funding our foreign operations. Repatriation of some foreign balances is restricted by local law and subject to United States federal income taxes, less applicable foreign tax credits. Excluding cash used for acquisitions, we have generally relied on cash generated by operations and our Credit Facility to fund our operating and capital expenditures and other cash requirements.

        At December 31, 2012, we had a working capital deficit of $982 million, reflecting current liabilities of $4.595 billion and current assets of $3.613 billion, compared to negative working capital of $500 million at December 31, 2011. The unfavorable change in our working capital position is primarily due to an increase in current maturities of long-term debt of $725 million, partially offset by a decrease in accounts payable of $193 million. We anticipate that our existing cash balances and net cash provided by operating activities will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw on our Credit Facility as a source of liquidity if and when necessary.

        We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock, subject to our board's discretion to modify or terminate this practice at any time.

Credit Facilities

        On April 6, 2012, we amended and restated our $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. In the event of a ratings decline below "investment grade" as defined, Savvis and its operating subsidiaries will become guarantors of the Credit Facility. At December 31, 2012, we had $820 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.

        Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility. At December 31, 2012, our outstanding letters of credit totaled $120 million under this facility.

Stock Repurchase Program

        On February 13, 2013, we announced our board's approval of a two-year program to repurchase up to an aggregate of $2.0 billion of our outstanding common stock. We expect to execute this share repurchase program primarily in open market transactions, subject to market conditions and other factors.

Debt and Other Financing Arrangements

        Approximately $176 million of our CenturyLink, Inc. Series O 5.500% notes will mature on April 1, 2013, and $750 million of Qwest Corporation floating rate senior notes will mature on June 15, 2013. In addition, approximately $59 million of Embarq 6.875% notes and $50 million of Embarq 6.750% notes will mature on July 15, 2013 and August 15, 2013, respectively. Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing QC debt securities to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by credit rating agencies, among others factors.

        Following our announcement on February 13, 2013 of changes in our capital allocation plans, one credit agency downgraded CenturyLink's debt credit ratings and another indicated that it has placed CenturyLink's debt credit ratings under review for a downgrade. As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Baa3 (under review for downgrade)	Baa3 (under review for downgrade)
Fitch Ratings	BB+	BBB-

        Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of our borrowing under the Credit Facility or require us to add a couple of additional subsidiary guarantors thereunder. In addition, the recent actions of the credit agencies, and any additional downgrades in the future, could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this report.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations as of December 31, 2012:

	2013	2014	2015	2016	2017	2018 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations	$1,205	781	545	1,488	2,313	14,255	20,587
Interest on long-term debt and capital leases(1)	1,317	1,279	1,220	1,148	1,034	14,397	20,395
Operating leases	297	252	219	183	156	964	2,071
Purchase commitments(2)	213	76	53	45	41	96	524
Post-retirement benefit obligation	74	73	72	70	68	1,100	1,457
Non-qualified pension obligations	6	5	5	5	5	22	48
Unrecognized tax benefits(3)	—	—	—	—	—	87	87
Other	14	4	5	8	11	135	177

Total future contractual obligations(4)	$3,126	2,470	2,119	2,947	3,628	31,056	45,346

(1)
Actual interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2012.

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

(3)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. Of our total balance of unrecognized tax benefits of $78 million and related estimated interest and penalties of $33 million, only $87 million would result in future cash payments if our tax positions were not upheld. The remaining $24 million is an unrecognized tax benefit in the form of a refund claim that, if not granted, would not result in a cash payment and therefore is not included in the table above. See Note 12—Income Taxes to the consolidated financial statements in Item 8 of this report for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2018 and thereafter" column in the above table.

(4)
The table is limited to contractual obligations only and does not include:

•
contingent liabilities;

•
our open purchase orders as of December 31, 2012. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees. Benefits paid by our qualified pension plans are paid through trusts. Cash funding requirements for these trusts are not included in this table as we are not able to reliably estimate required contributions to the trusts. Our funding projections are discussed further below;

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report;

  •
  contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we terminate these contracts in 2013, the contract termination fees would be approximately $495 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $31 million. In the normal course of business, we do not believe payment of these fees is likely; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth, operating, productivity, expense or service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. We estimate our total 2013 capital expenditures to be approximately $2.85 billion to $3.05 billion.

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network. For more information on capital spending, see Items 1 and 1A of this report.

        We have agreed to accept approximately $35 million of the $90 million available to us from Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. We determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. We have, however, filed with the FCC a waiver application, which, if granted, would allow us to deploy broadband services with CAF funds to approximately 60,000 more homes in high-cost unserved areas in our markets. We received approximately $32 million in CAF funds during 2012 and received approximately $3 million in January 2013.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status as of December 31, 2012 of our defined pension plans and other post-retirement benefit obligations were $2.6 billion and $3.4 billion, respectively. See Note 8—Employee Benefits to the consolidated financial statements in Item 8 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. We made cash contributions of $32 million during the year ended December 31, 2012 to our qualified pension plans. In the first quarter of 2013, we made cash contributions totaling $147 million. Based on current laws and circumstances, we do not expect any further required contributions to the plans for the remainder of 2013. For information on a 2012 law that reduced the amount of our required pension plan cash contributions, please see our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of these trust assets was $626 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension plans trust assets is 7.50% and for the post-retirement plans trust assets ranges from 6.00% to 7.50% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our consolidated cash flow activities (which include cash flows from Savvis and Qwest after their respective acquisition dates):

	Years Ended December 31,
			Increase (Decrease)
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$6,065	4,201	1,864
Net cash used in investing activities	(2,690)	(3,647)	(957)
Net cash used in financing activities	(3,295)	(577)	2,718

	Years Ended December 31,
			Increase (Decrease)
	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$4,201	2,045	2,156
Net cash used in investing activities	(3,647)	(859)	2,788
Net cash used in financing activities	(577)	(1,175)	(598)

        The increase in net cash provided by operating activities for 2012 and 2011is primarily attributable to the acquisitions of Qwest and Savvis, which contributed net cash provided by operating activities of approximately $3.4 billion in 2012 and $2.2 billion in 2011. Our consolidated financial statements in Item 8 of this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities included payments for property, plant and equipment and capitalized software of $2.9 billion in 2012, including $1.9 billion for Qwest and Savvis' capital expenditures. Net cash used in investing activities included payments for property, plant and equipment and capitalized software of $2.4 billion in 2011, including $1.3 billion for Qwest and Savvis' post-acquisition capital expenditures, compared to $864 million in 2010. In addition, we paid $1.7 billion, net of $61 million cash received, for the acquisition of Savvis on July 15, 2011. Cash used in investing activities in 2011 was partially offset by cash acquired through the April 1, 2011 acquisition of Qwest of $419 million, net of $5 million cash paid.

        Net cash used in financing activities increased in 2012 compared to 2011, primarily due to a net long-term debt pay down of $1.8 billion in 2012 versus a net long-term debt issuance of $1.1 billion in 2011, a $2.9 billion difference. This difference was primarily due to the $2 billion senior notes issued in June 2011to finance the Savvis acquisition. Also contributing was a $255 million increase in dividends paid attributable to an increase in the average number of shares outstanding. These increases in cash used in financing activities were partially offset by a $631 million increase in net borrowings under our Credit Facility. Net cash used in financing activities decreased in 2011 primarily due to us receiving net debt proceeds in excess of payments of approximately $1.1 billion in 2011 versus debt payments of $500 million in 2010. In addition, our cash dividends paid increased $677 million in 2011 as compared to 2010 primarily as a result of the issuance of 308 million common shares in connection with our acquisitions of Qwest and Savvis in 2011.

        On October 26, 2012, QCII redeemed all $550 million of its 8.00% Notes due 2015, which resulted in a gain of $15 million.

        On August 29, 2012, certain subsidiaries of CenturyLink paid $29 million and $30 million, respectively, to retire its outstanding Rural Utilities Service and Rural Telephone Bank debt.

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

        On April 18, 2012, CenturyLink entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and Qwest Communications International Inc ("QCII"), and one of QCII's wholly-owned subsidiaries. The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility (as described further in Note 4—Long-Term Debt and Credit Facilities to the consolidated financial statements in Item 8 of this report).

        On April 18, 2012, QC completed a cash tender offer to purchase a portion of its $811 million of 8.375% Notes due 2016 and its $400 million of 7.625% Notes due 2015. With respect to its 8.375% Notes due 2016, QC received and accepted tenders of approximately $575 million aggregate principal amount of these notes, or 71%, for $722 million including a premium, fees and accrued interest. With respect to its 7.625% Notes due 2015, QC received and accepted tenders of approximately $308 million aggregate principal amount of these notes, or 77%, for $369 million including a premium, fees and accrued interest. The completion of these tender offers resulted in a loss of $46 million.

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

Certain Matters Related to Acquisitions

        Qwest's pre-existing debt obligations consisted primarily of debt securities issued by QCII and two of its subsidiaries while Savvis' remaining long-term debt obligations consist primarily of capital leases, all of which are now included in our consolidated debt balances. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.

        In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million, which we recorded as a premium.

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Years Ended December 31,
			Total Since Acquisition
	2012	2011
	(Dollars in millions)
Amortized	$86	154	240
Extinguished(1)	177	58	235

Total premiums recognized	$263	212	475

(1)
See "Debt and Other Financing Arrangements" for more information

        The remaining premium of $218 million as of December 31, 2012 will reduce interest expense in future periods, unless otherwise extinguished.

Net Operating Loss Carryforwards

        We are currently using federal NOLs to offset a portion of our federal taxable income. We expect to deplete a significant portion of these NOLs and certain other deferred tax attributes by 2014, and substantially all of these tax benefits by 2015. Once our NOLs are fully utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Related to our Recent Acquisitions" appearing in Item 1A of Part II of this report.

Other Matters

        CenturyLink has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to CenturyLink. In accordance with generally accepted accounting principles, these advances are eliminated as intercompany transactions. Although CenturyLink periodically repays these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these advances, which are not recognized on our consolidated balance sheets.

        In connection with reclassifying certain wireless spectrum assets as assets held for sale, during the second quarter of 2012 we reclassified $154 million from "other intangible assets, net" to "current assets—other." For more information on the sale of these assets, see "Business—Operations—Products and Services—Additional Information" in Item 1 of this report.

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 15—Commitment and Contingencies to the consolidated financial statements in Item 8 of this report for the current status of such legal proceedings, including matters involving Qwest.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2012, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        There were no material changes to market risks arising from changes in interest rates for the year ended December 31, 2012, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

        At December 31, 2012, we have approximately $19.9 billion (excluding capital lease and other obligations with a carrying amount of $734 million) of long-term debt outstanding, 89.9% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We had $2 billion floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $20 million.

        With our acquisition of Savvis in July 2011, we have become exposed to the risk of fluctuations in the foreign currencies in which its international operations are denominated, primarily the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Singapore Dollar. As a consolidated entity, the percentage of revenues generated and costs incurred that are denominated in these currencies are immaterial. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar with all other variables held constant. The aggregate potential change in the fair value of assets resulting from a hypothetical 10% change in these exchange rates was $18 million at December 31, 2012.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2012.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of this report, or in the Future Contractual Obligations table included in this Item 7 above or (iii) discussed under the heading "Market Risk" above.

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2012. The effectiveness of our internal control over financial reporting at December 31, 2012 has been audited by KPMG LLP, as stated in their report which is included herein.

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

/s/ R. Stewart Ewing, Jr. R. Stewart Ewing, Jr. Executive Vice President, Chief Financial Officer and Assistant Secretary March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyLink, Inc.:

        We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Shreveport, Louisiana
March 1, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyLink, Inc.:

        We have audited CenturyLink, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Shreveport, Louisiana
March 1, 2013

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$18,376	15,351	7,042

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	7,639	6,325	2,544
Selling, general and administrative	3,244	2,975	1,004
Depreciation and amortization	4,780	4,026	1,434

Total operating expenses	15,663	13,326	4,982

OPERATING INCOME	2,713	2,025	2,060
OTHER INCOME (EXPENSE)
Interest expense	(1,319)	(1,072)	(544)
Net loss on early retirement of debt	(179)	(8)	—
Other income	35	3	15

Total other income (expense)	(1,463)	(1,077)	(529)

INCOME BEFORE INCOME TAX EXPENSE	1,250	948	1,531
Income tax expense	473	375	583

NET INCOME	$777	573	948

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$1.25	1.07	3.13
DILUTED	$1.25	1.07	3.13
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	620,205	532,780	300,619
DILUTED	622,285	534,121	301,297

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
NET INCOME	$777	573	948

OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $432, $508 and $32 tax	(694)	(812)	(53)
Change in net prior service credit, net of $4, $23 and $2 tax	(6)	(37)	(3)
Auction rate securities marked to market, net of $(1), $2 and $— tax	2	(4)	—
Auction rate securities settlements reclassified to net income, net of $(1), $— and $— tax	3	—	—
Foreign currency translation adjustment and other, net of $—, $2 and $— tax	6	(18)	—

Other comprehensive (loss) income	(689)	(871)	(56)

COMPREHENSIVE INCOME (LOSS)	$88	(298)	892

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$211	128
Accounts receivable, less allowance of $158 and $145	1,917	1,950
Income tax receivable	42	27
Deferred income taxes, net	891	1,019
Other	552	393

Total current assets	3,613	3,517

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	32,086	29,585
Accumulated depreciation	(13,054)	(10,141)

Net property, plant and equipment	19,032	19,444

GOODWILL AND OTHER ASSETS
Goodwill	21,732	21,732
Customer relationships, net	7,052	8,239
Other intangible assets, net	1,795	2,243
Other, net	796	869

Total goodwill and other assets	31,375	33,083

TOTAL ASSETS	$54,020	56,044

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,205	480
Accounts payable	1,207	1,400
Accrued expenses and other liabilities
Salaries and benefits	683	633
Income and other taxes	356	383
Interest	268	293
Other	234	255
Advance billings and customer deposits	642	573

Total current liabilities	4,595	4,017

LONG-TERM DEBT	19,400	21,356

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,644	3,800
Benefit plan obligations, net	5,844	4,855
Other	1,248	1,189

Total deferred credits and other liabilities	10,736	9,844

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 9 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 800,000 shares, respectively, issued and outstanding 625,658 and 618,514 shares	626	619
Additional paid-in capital	19,079	18,901
Accumulated other comprehensive (loss) income	(1,701)	(1,012)
Retained earnings	1,285	2,319

Total stockholders' equity	19,289	20,827

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,020	56,044

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$777	573	948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,780	4,026	1,434
Deferred income taxes	394	395	132
Provision for uncollectible accounts	187	153	91
Long-term debt (premium) discount amortization	(88)	(148)	1
Net loss on early retirement of debt	179	8	—
Changes in current assets and current liabilities:
Accounts receivable	(154)	(102)	(118)
Accounts payable	(72)	(58)	(96)
Accrued income and other taxes	(14)	31	38
Other current assets and other current liabilities, net	16	(76)	(127)
Retirement benefits	(169)	(688)	(271)
Changes in other noncurrent assets and liabilities	161	(6)	(13)
Other, net	68	93	26

Net cash provided by operating activities	6,065	4,201	2,045

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,919)	(2,411)	(864)
Cash paid for Savvis acquisition, net of $61 cash acquired	—	(1,671)	—
Cash acquired in Qwest acquisition, net of $5 cash paid	—	419	—
Proceeds from sale of property and intangible assets	191	—	—
Other, net	38	16	5

Net cash used in investing activities	(2,690)	(3,647)	(859)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	3,362	4,102	—
Payments of long-term debt	(5,118)	(2,984)	(500)
Net borrowings (payments) on credit facility	543	(88)	74
Early retirement of debt costs	(346)	(114)	—
Dividends paid	(1,811)	(1,556)	(879)
Net proceeds from issuance of common stock	110	103	130
Repurchase of common stock	(37)	(31)	(17)
Other, net	2	(9)	17

Net cash used in financing activities	(3,295)	(577)	(1,175)

Effect of exchange rate changes on cash and cash equivalents	3	(22)	—

Net increase (decrease) in cash and cash equivalents	83	(45)	11
Cash and cash equivalents at beginning of period	128	173	162

Cash and cash equivalents at end of period	$211	128	173

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(82)	$118	(424)
Interest (paid) (net of capitalized interest of $43, $25 and $13)	$(1,405)	$(1,225)	(548)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$619	305	299
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	—	294	—
Issuance of common stock to acquire Savvis, including shares issued in connection with share-based compensation awards	—	14	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	8	6	6
Shares withheld to satisfy tax withholdings	(1)	—	—

Balance at end of period	626	619	305

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,901	6,181	6,020
Issuance of common stock to acquire Qwest, including assumption of share-based compensation awards	—	11,974	—
Issuance of common stock to acquire Savvis, including assumption of share-based compensation awards	—	601	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	102	97	124
Shares withheld to satisfy tax withholdings	(34)	(30)	(16)
Share-based compensation and other, net	110	78	53

Balance at end of period	19,079	18,901	6,181

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(1,012)	(141)	(85)
Other comprehensive (loss) income	(689)	(871)	(56)

Balance at end of period	(1,701)	(1,012)	(141)

RETAINED EARNINGS
Balance at beginning of period	2,319	3,302	3,233
Net income	777	573	948
Dividends declared	(1,811)	(1,556)	(879)

Balance at end of period	1,285	2,319	3,302

TOTAL STOCKHOLDERS' EQUITY	$19,289	20,827	9,647

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

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. These subsidiaries include our acquisition of SAVVIS, Inc. ("Savvis") on July 15, 2011 and Qwest Communications International Inc. ("Qwest") on April 1, 2011. See Note 2—Acquisitions for additional information. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million, or $0.04 to $0.05 per basic and diluted common share, for the year ended December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the remaining useful lives and net salvage value for certain telecommunications equipment. These changes resulted in additional depreciation expense of approximately $26 million for the year ended December 31, 2012. This additional depreciation expense, net of tax, reduced net income by approximately $16 million, or $0.03 per basic and diluted common share, for the year ended December 31, 2012.

        On April 2, 2012, our subsidiary, Qwest Corporation ("QC"), sold an office building for net proceeds of $133 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 13—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income for any period.

Summary of Significant Accounting Policies

  Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive (loss) income and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 15—Commitments and Contingencies for additional information.

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

  Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership or act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.

        For our data hosting operations, we have service level commitments pursuant to contracts with certain of our clients. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the credit reserve.

  USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenue and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.

  Advertising Costs

        Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, our advertising expense was $189 million, $275 million and $49 million, respectively.

  Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

  Income Taxes

        We file a consolidated federal income tax return with our eligible subsidiaries. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods, adjustments to our liabilities for uncertain tax positions and amortization of investment tax credits. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating losses ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

        We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. At December 31, 2012, we had established a $281 million valuation allowance, primarily related to state NOLs, as it is more likely than not that this amount will not be utilized prior to expiration. See Note 12—Income Taxes for additional information.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of ninety days or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

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

  Property, Plant and Equipment

        Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment purchased subsequent to our acquisitions is recorded at cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

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

  Goodwill, Customer Relationships and Other Intangible Assets

        Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 10 years to 12.5 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our other intangible assets predominantly using the sum-of-the-years digits method over an estimated life of four years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

        Our long-lived intangible assets with indefinite lives are tested for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. We early adopted the provisions of Accounting Standards Update ("ASU") 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, during the fourth quarter of 2012, which allows us the option to first review qualitative factors to determine the likelihood of whether the indefinite-lived intangible asset is impaired before performing a qualitative impairment test. Under this approach, if we determine that it is more likely than not that the indefinite-lived intangible asset is impaired, we are required to compute and compare the fair value of the indefinite-lived intangible asset to its carrying amount to determine and measure the impairment loss, if any. We completed our qualitative assessment as of December 31, 2012 and concluded it is not more likely than not that our indefinite-lived intangible assets are impaired; thus, no impairment charge was recorded in 2012.

        We are required to test goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the fair value. Our reporting units, which we refer to as our segments, are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are allocated to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these allocations. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test. Our annual measurement date for testing goodwill impairment is September 30. As of September 30, 2012, we tested for goodwill impairment on our reporting units, which are our four operating segments (regional markets, wholesale markets, enterprise markets—network and enterprise markets—data hosting) that we recognized following our internal reorganization effective April 1, 2012. In the fourth quarter of 2012, we completed our annual impairment testing and concluded that our goodwill was not impaired as of September 30, 2012. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

        We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in our operating segments. Goodwill is reassigned to the reporting units using a relative fair value approach. We utilize the earnings before interest, tax and depreciation as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized.

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews.

  Pension and Post-Retirement Benefits

        We recognize the overfunded or underfunded status of our defined benefit and post-retirement plans as an asset or a liability on our balance sheet. Each year's actuarial gains or losses are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive (loss) income. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 8—Employee Benefits for additional information.

  Foreign Currency

        Our results of operations include foreign subsidiaries, which are translated from the applicable functional currency to the United States Dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the reporting date. Resulting gains or losses from translating foreign currency are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive (loss) income. For the years ended December 31, 2012, 2011 and 2010, our foreign currency translation gain (loss), net of tax, was $6 million, $(15) million and $-0- million, respectively.

  Common Stock

        At December 31, 2012, we had unissued shares of CenturyLink common stock reserved of 34 million shares for incentive compensation, 4 million shares for acquisitions and 3 million shares for our employee stock purchase plan ("ESPP").

  Preferred stock

        Holders of outstanding CenturyLink preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyLink's liquidation and vote as a single class with the holders of common stock.

Out-of-Period Adjustments

        During the year ended December 31, 2012, we discovered and corrected an error that resulted in an overstatement of depreciation expense in 2011. We evaluated the error considering both quantitative and qualitative factors and concluded that the error was immaterial to our previously issued and current period consolidated financial statements. Therefore, we recognized a $30 million reduction in depreciation expense during the year ended December 31, 2012. The correction of the error resulted in an increase in net income of $19 million, or approximately $0.03 per basic and diluted common share, for the year ended December 31, 2012.

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

        We have completed our valuation of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The aggregate consideration paid by us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $1.349 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our assignment of the aggregate consideration:

July 15, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$214
Property, plant and equipment	1,367
Identifiable intangible assets
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

        We have retrospectively adjusted our previously reported preliminary assignment of the aggregate Savvis consideration for changes to our original estimates. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011, which occurred during the one-year measurement period. Due to these revisions in our estimates, (i) customer relationships decreased $55 million due to a decrease in our customer relationships valuation, (ii) property, plant and equipment increased $32 million primarily from a revision to our valuation of our capital lease assets, and (iii) deferred credits and other liabilities decreased by $30 million primarily from changes in deferred taxes. Among other minor revisions, goodwill decreased by $8 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously—reported amounts.

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

        We have completed our valuation of the fair value of Qwest's assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.123 billion, which we have recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$2,121
Property, plant and equipment	9,529
Identifiable intangible assets
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

        We have retrospectively adjusted our reported assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-K for the year ended December 31, 2011, which occurred during the one-year measurement period. Due to these revisions of our estimates, (i) identifiable intangible assets decreased due to a $67 million decrease in our customer relationships valuation, (ii) property, plant and equipment decreased by $24 million primarily from a revision to our valuation of our buildings, and (iii) deferred credits and other liabilities decreased by $63 million primarily from a revision to one of our lease valuations and changes in tax liabilities. Among other minor revisions, goodwill increased by $17 million as an offset to the above-mentioned changes. The depreciation and amortization expense impact of the adjustments to intangible assets and property, plant and equipment valuations did not result in a material change to previously reported amounts.

        On the acquisition date, we assumed Qwest's contingencies. For more information on our contingencies, see Note 15—Commitments and Contingencies.

Acquisition-Related Expenses

        We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. The table below summarizes our expenses related to our acquisitions, which consist primarily of integration and severance expenses:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Acquisition-related expenses	$83	467	145

        The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses.

        At December 31, 2012, we had incurred cumulative acquisition related expenses, consisting primarily of integration and severance related expenses, of $56 million for Savvis and $464 million for Qwest. In addition to the acquisition-related expenses included in the schedule for the year ended December 31, 2011, transaction expenses in the amount of $16 million were incurred in connection with terminating an unused loan financing commitment related to our Savvis acquisition. This amount was not considered an operating activity and therefore not included as an operating expense.

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

References to Acquired Businesses

        In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used to a comparison of our consolidated results for the years ended December 31, 2012 and 2011, mean the business we operated prior to the Qwest and Savvis acquisitions.

Combined Pro Forma Operating Results (Unaudited)

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

  •
  the related income tax effects.

        The pro forma information does not necessarily reflect the actual results of operations had the Qwest and Savvis acquisitions been consummated at January 1, 2010, nor is it necessarily indicative of future operating results. The pro forma information does not adjust for integration costs incurred by us, Qwest and Savvis during 2011 (which are further described above in this note) or integration costs to be incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions (other than those realized in our historical consolidated financial statements after the respective acquisition dates).

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets consisted of the following:

	December 31, 2012	December 31, 2011
	(Dollars in millions)
Goodwill	$21,732	21,732

Customer relationships, less accumulated amortization of $2,524 and $1,337	7,052	8,239

Indefinite-life intangible assets	268	422
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $814 and $441	1,399	1,622
Trade names and patents, less accumulated amortization of $142 and $71	128	199

Total other intangible assets, net	$1,795	2,243

        Total amortization expense for intangible assets for the years ended December 31, 2012, 2011 and 2010 was $1.682 billion, $1.425 billion and $206 million, respectively.

        We estimate that total amortization expense for intangible assets for the years ending December 31, 2013 through 2017 will be as follows:

(Dollars in millions)
2013	$1,493
2014	1,369
2015	1,232
2016	1,104
2017	983

        Our goodwill was derived from numerous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions. During the year ended December 31, 2012, during the respective one-year measurement periods for our recent acquisitions we retrospectively adjusted our previously reported preliminary assignment of the aggregate consideration for changes to our original estimates. Due to these revisions in our estimates, goodwill increased by $8 million. This adjustment to goodwill has been reflected in the balance sheets for both December 31, 2012 and December 31, 2011.

        Effective April 1, 2012, we restructured our operating segments to support our new operating structure. As a result, we reassigned goodwill to our reporting units using a relative fair value allocation approach. As of December 31, 2012, we attributed our goodwill balances to our segments as follows:

December 31, 2012
(Dollars in millions)
Regional markets	$15,170
Wholesale markets	3,283
Enterprise markets—network	1,788
Enterprise markets—data hosting	1,491

Total goodwill	$21,732

        We test our goodwill for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the estimated fair value. Our annual measurement date for testing impairment is September 30. As of September 30, 2012, we tested for goodwill impairment on our reporting units, which are our four operating segments (regional markets, wholesale markets, enterprise markets—network and enterprise markets—data hosting) that we recognized following our internal reorganization in the second quarter of 2012.

        We adopted the provisions of ASU 2011-08, Testing Goodwill for Impairment, in the third quarter of 2011, which permits us to make a qualitative assessment of whether it is more likely than not that a reporting unit's, which we refer to as our segments, fair value is less than its carrying amount before applying the two-step goodwill impairment test, which requires us (i) in step one, to identify potential impairments by comparing the estimated fair value of a reporting unit against its carrying value and (ii) in step two, to quantify any impairment identified in step one. At September 30, 2012, as a result of the recent internal reorganization of our four segments we did not have a baseline valuation to perform a qualitative assessment. We estimated the fair value of our four segments using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete nine-year projection period. We discounted the estimated cash flows for our regional markets, wholesale markets, and enterprise markets—network segments using a rate that represents a market participant's weighted average cost of capital, which we determined to be approximately 6.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 8.4%). We discounted the estimated cash flows of our enterprise markets—data hosting segment using a rate that represents a market participant's estimated weighted average cost of capital, which we determined to be approximately 11.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.2% and a cost of equity of 12.0%). We also reconciled the estimated fair values of the segments to our market capitalization as of September 30, 2012 and concluded that the indicated implied control premium of approximately 14% was reasonable based on recent transactions in the market place. Based on our analysis performed with respect to our reporting units described above, we have concluded that our goodwill is not impaired.

        Our long-lived intangible assets with indefinite lives are tested for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. We early adopted the provisions of ASU 2012-2, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, during the fourth quarter of 2012, which allows us the option to first review qualitative factors to determine the likelihood of whether the indefinite-lived intangible asset is impaired before performing a qualitative impairment test. Under this approach, if we determine that it is more likely than not that the indefinite-lived intangible asset is impaired, we will be required to compute and compare the fair value of the indefinite-lived intangible asset to its carrying amount to determine and measure the impairment loss, if any. We completed our qualitative assessment as of December 31, 2012 and concluded it is not more likely than not that our indefinite-lived intangible assets are impaired; thus, no impairment charge was recorded in 2012.

        During the second quarter of 2012, we committed to a plan to sell our Advanced Wireless Services A Block and 700 MHz wireless in the A, B, and C Blocks, which in the aggregate had a basis of $154 million. We sold $58 million of our wireless spectrum assets during the fourth quarter of 2012, and we sold another $43 million of our wireless spectrum assets in January 2013. In the aggregate, these transactions resulted in a gain of $32 million. We expect to reach agreements with various other purchasers for the remaining spectrum, and the consummation of which will be subject to regulatory approval.

(4)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, at December 31, 2012 and 2011 consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest and Embarq Corporation ("Embarq"), as follows:

			December 31,
	Interest Rates	Maturities	2012	2011
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2013 - 2042	$6,250	4,518
Credit facility(1)	1.960% - 4.000%	2017	820	277
Term loan	2.22%	2019	424	—
Subsidiaries
Qwest
Senior notes(2)	3.558% - 8.375%	2013 - 2052	9,168	11,460
Embarq
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	4,013
First mortgage bonds	6.875% - 8.770%	2013 - 2025	322	322
Other	6.750% - 9.000%	2013 - 2019	200	200
Other subsidiary notes
First mortgage notes			—	65
Capital lease and other obligations	Various	Various	734	712
Unamortized premiums (discounts) and other, net			18	269

Total long-term debt			20,605	21,836
Less current maturities			(1,205)	(480)

Long-term debt, excluding current maturities			$19,400	21,356

(1)
The information presented here illustrates the interest rates and maturity on our credit facility as amended and restated on April 6, 2012. The outstanding amount of our Credit Facility borrowings at December 31, 2012 was $820 million with a weighted average interest rate of 2.45%.

(2)
The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with a rate that resets every three months. As of the most recent measurement date of December 17, 2012, the rate for these notes was 3.558%.

New Issuances

  2012

        On June 25, 2012, QC issued $400 million aggregate principal amount of 7.00% Notes due 2052 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $387 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after July 1, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 18, 2012, CenturyLink entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility, described in this Note below under "Credit Facilities."

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

  2011

        On October 4, 2011, our indirect wholly owned subsidiary, QC issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points. In October 2011, QC used the net proceeds from this offering, together with the $557 million of net proceeds received on September 21, 2011 from the debt issuance described below and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

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

        On June 16, 2011, we issued unsecured senior notes with an aggregate principal amount of $2.0 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of $1.959 billion in exchange for the Senior Notes. We may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rates plus 50 basis points. We used the net proceeds to fund a portion of our acquisition of Savvis and repay certain of Savvis' debt. See Note 2—Acquisitions for additional information. In April 2011, we received commitment letters from two banks to provide up to $2.0 billion in bridge financing for the Savvis acquisition. This arrangement was terminated in June 2011 in connection with the issuance of the Senior Notes resulting in $16 million in transaction expenses recognized in other income (expense), net.

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

Repayments

  2012

        On October 26, 2012, QCII redeemed all $550 million of its 8.00% Notes due 2015, which resulted in a gain of $15 million.

        On August 29, 2012, certain subsidiaries of CenturyLink paid $29 million and $30 million, respectively, to retire its outstanding Rural Utilities Service and Rural Telephone Bank debt.

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

  2011

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

Credit Facilities

        On April 6, 2012, we amended and restated our $1.7 billion revolving credit facility to increase the aggregate principal amount available to $2.0 billion and to extend the maturity date to April 2017. This amended credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which will reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by two of our wholly-owned subsidiaries, Embarq and QCII, and one of QCII's wholly-owned subsidiaries. In the event of a ratings decline below "investment grade" as defined, Savvis and its operating subsidiaries will become guarantors of the Credit Facility. As of December 31, 2012, there was $820 million outstanding under the Credit Facility.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2012, our outstanding letters of credit totaled $120 million under this facility.

Aggregate Maturities of Long-Term Debt

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other):

(Dollars in millions)
2013	$1,205
2014	781
2015	545
2016	1,488
2017	2,313
2018 and thereafter	14,255

Total long-term debt	$20,587

Interest Expense

        Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,362	1,097	557
Capitalized interest	(43)	(25)	(13)

Total interest expense	$1,319	1,072	544

Covenants

        Certain of our loan agreements contain various restrictions, as described more fully below. The covenants currently in place result in no significant restriction to the transfer of funds from our consolidated subsidiaries to CenturyLink.

        The senior notes of CenturyLink were issued under an indenture dated March 31, 1994. This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indenture does not contain any provisions that are impacted by our credit ratings or that restrict the issuance of new securities in the event of a material adverse change to us.

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

        Since the Qwest parent company has achieved investment grade ratings from one of the rating agencies, most of the covenants listed above have been suspended. These covenants will be reinstated if the Qwest parent company loses the investment grade rating from that agency. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control, which were not triggered upon the acquisition on April 1, 2011. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million.

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

        Several of our other subsidiaries have outstanding first mortgage bonds or notes. Each issue of these first mortgage bonds or notes is secured by substantially all of the property, plant and equipment of the issuing subsidiary. Approximately 21% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

        Under the Credit Facility, we, and our indirect subsidiary, QC, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4:1 and 2.85:1, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally provides restrictions if we pledge assets or permit liens on our property, and requires that any advances under the Credit Facility must also be secured equally and ratably. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions.

        At December 31, 2012, we were in compliance with all of the provisions and covenants contained in our Credit Facility and other debt agreements.

(5)   Accounts Receivable

        The following table presents details of our accounts receivable balances:

	December 31,
	2012	2011(1)
	(Dollars in millions)
Trade and purchased receivables	$1,782	1,768
Earned and unbilled receivables	274	296
Other	19	31

Total accounts receivable	2,075	2,095
Less: allowance for doubtful accounts	(158)	(145)

Accounts receivable, less allowance	$1,917	1,950

(1)
We have reclassified prior period amounts to conform to the current period presentation.

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

        The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
	(Dollars in millions)
2012	$145	187	(174)	—	158
2011	$60	153	(68)	—	145
2010	$48	91	(79)	—	60

(6)   Property, Plant and Equipment

        Net property, plant and equipment is composed of the following:

		December 31,
	Depreciable Lives
		2012	2011
		(Dollars in millions)
Land	N/A	$579	590
Fiber, conduit and other outside plant(1)	15-45 years	13,030	12,415
Central office and other network electronics(2)	3-10 years	11,395	9,683
Support assets(3)	3-30 years	6,235	6,098
Construction in progress(4)	N/A	847	799

Gross property, plant and equipment		32,086	29,585
Accumulated depreciation		(13,054)	(10,141)

Net property, plant and equipment		$19,032	19,444

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

(4)
Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

        Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest's legacy systems to our historical company systems. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million, or $0.04 to $0.05 per basic and diluted common share, for the year ended December 31, 2012.

        Effective January 1, 2012, we changed our estimates of the remaining useful lives and net salvage value for certain telecommunications equipment. These changes resulted in additional depreciation expense of approximately $26 million for the year ended December 31, 2012. This additional depreciation expense, net of tax, reduced net income by approximately $16 million, or $0.03 per basic and diluted common share, for the year ended December 31, 2012.

        During the year ended December 31, 2012, we discovered and corrected an error that resulted in an overstatement of depreciation expense in 2011. We evaluated the error considering both quantitative and qualitative factors and concluded that the error was immaterial to our previously issued and current period consolidated financial statements. Therefore, we recognized a $30 million reduction in depreciation expense during the year ended December 31, 2012. The correction of the error resulted in an increase in net income of $19 million, or approximately $0.03 per basic and diluted common share, for the year ended December 31, 2012.

        During the first and second quarters of 2012, we retrospectively adjusted our reported preliminary assignment of the aggregate Qwest and Savvis consideration for changes to our original estimates of the fair value of buildings at the acquisition date. This retrospective adjustment increased the previously reported December 31, 2011 support assets by $8 million.

        During 2012, we reclassified certain prior period amounts of inventory held for construction to conform to the current period presentation. This reclassification increased construction in progress at December 31, 2011 by $55 million with an offsetting decrease to fiber, conduit and other outside plant and central office and other network electronics by $8 million and $47 million, respectively.

        We recorded depreciation expense of $3.098 billion, $2.601 billion and $1.228 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

Asset Retirement Obligations

        At December 31, 2012, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

        The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Balance at beginning of year	$109	41	39
Accretion expense	7	9	2
Liabilities incurred	1	—	—
Liabilities assumed in Qwest and Savvis acquisitions	—	124	—
Liabilities settled and other	(1)	(3)	—
Change in estimate	(10)	(62)	—

Balance at end of year	$106	109	41

        During 2012 and 2011, we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $10 million and $62 million, respectively. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment.

(7)   Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our regional, enterprise and wholesale markets segments.

        In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recognized liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2012, the current and noncurrent portions of our leased real estate accrual were $19 million and $112 million, respectively. The remaining lease terms range from 0.1 to 13.0 years, with a weighted average of 9.0 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2010	$18	—
Accrued to expense	132	6
Liabilities assumed in Qwest acquisition	20	168
Payments, net	(133)	(21)

Balance at December 31, 2011	37	153
Accrued to expense	96	2
Payments, net	(113)	(24)
Reversals and adjustments	(3)	—

Balance at December 31, 2012	$17	131

        Our severance expenses for the year ended December 31, 2011 included $12 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to the acquisition of Qwest.

(8)   Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

        We sponsor several defined benefit pension plans, which in the aggregate cover a substantial portion of our employees including separate plans for Legacy CenturyLink, Legacy Qwest and Legacy Embarq employees. Until such time as we elect to integrate the Qwest and Embarq benefit plans with ours, we plan to continue to operate these plans independently. Pension benefits for participants of these plans who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We use a December 31 measurement date for all our plans. In addition to these tax qualified pension plans, we also maintain non-qualified pension plans for certain former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.

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

        Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for the pension plans is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plans. The accounting unfunded status of our qualified pension plans was $2.5 billion as of December 31, 2012.

        We made cash contributions of approximately $32 million in 2012 to our qualified pension plans. During the first quarter of 2013, we made a series of cash contributions totaling $147 million to our qualified pension plans. Based on current laws and circumstances, we do not expect any further required contributions to these plans for the remainder of 2013.

        In 2010, to align our benefit structure closer to those offered by our competitors, we froze our Legacy CenturyLink and Legacy Embarq pension benefit accruals for our non-represented employees at December 31, 2010. Such action resulted in a reduction of our benefit obligation of approximately $110 million and resulted in the recognition of a curtailment gain of approximately $21 million in 2010. Prior to their acquisition on April 1, 2011, Qwest had frozen its pension benefit accruals for non-represented employees.

  Other Post-Retirement Benefits

        Our post-retirement health care plans provide post-retirement benefits to qualified retirees. The post-retirement health care plans we assumed as part of our acquisitions of Qwest and Embarq provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement health care plans are primarily funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. Our plans use a December 31 measurement date.

        In connection with the acquisition of Qwest on April 1, 2011, we assumed post-retirement benefit plans sponsored by Qwest for certain of its employees. At April 1, 2011, we recognized a $2.5 billion liability for the unfunded status of Qwest's post-retirement benefit plans, reflecting estimated accumulated post-retirement benefit obligations of $3.3 billion in excess of the $762 million fair value of the plan assets.

        No contributions were made to the post-retirement trusts in 2012 or 2011, and we do not expect to make a contribution in 2013.

        A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2012:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statement of operations)	$3	(3)
Effect on benefit obligation (balance sheet)	77	(70)

        We expect our health care cost trend rate to decrease by 0.25% per year from 6.75% in 2013 to an ultimate rate of 4.50% in 2022. Our post-retirement health care expense, for certain eligible Legacy Qwest retirees and certain eligible Legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

  Expected Cash Flows

        The qualified pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The estimated benefit payments provided below are based on actuarial assumptions using the demographics of the employee and retiree populations and have been reduced by estimated participant contributions.

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2013	$1,051	377	(25)
2014	1,006	370	(26)
2015	996	358	(28)
2016	985	348	(29)
2017	972	338	(31)
2018 - 2022	4,626	1,511	(173)

Net Periodic Benefit Expense

        The measurement date used to determine pension, non-qualified pension and post-retirement health care and life insurance benefits is December 31. The actuarial assumptions used to compute the net periodic benefit expense for our qualified pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2012	2011(1)	2010	2012	2011(2)	2010
Actuarial assumptions at beginning of year:
Discount rate	4.25% - 5.10%	5.00% - 5.50%	5.50% - 6.00%	4.60% - 4.80%	5.30%	5.70% - 5.80%
Rate of compensation increase	3.25%	3.25%	3.50% - 4.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50% - 8.00%	8.25% - 8.50%	6.00% - 7.50%	7.25%	7.25%
Initial health care cost trend rate	N/A	N/A	N/A	8.00%	8.50%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2018	2018	2014

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

        Net periodic pension expense, which includes the effects of the Qwest acquisition subsequent to April 1, 2011, included the following components:

	Pension Plans Years Ended December 31,
	2012	2011(1)	2010
	(Dollars in millions)
Service cost	$87	70	61
Interest cost	625	560	246
Expected return on plan assets	(847)	(709)	(283)
Curtailment gain	—	—	(21)
Settlements	—	1	—
Amortization of unrecognized prior service cost	4	2	2
Amortization of unrecognized actuarial loss	35	13	17

Net periodic pension (income) expense	$(96)	(63)	22

(1)
Includes $58 million of income related to the Qwest plans subsequent to the April 1, 2011 acquisition date.

        Net periodic post-retirement benefit expense, which includes the effects of the Qwest acquisition subsequent to April 1, 2011, included the following components:

	Post-Retirement Plans Years Ended December 31,
	2012	2011(1)	2010
	(Dollars in millions)
Service cost	$22	18	15
Interest cost	173	152	32
Expected return on plan assets	(45)	(41)	(4)
Amortization of unrecognized prior service cost	—	(2)	(3)
Amortization of unrecognized actuarial loss	—	—	1

Net periodic post-retirement benefit expense	$150	127	41

(1)
Includes $92 million related to the Qwest plans subsequent to the April 1, 2011 acquisition date.

Benefit Obligations

        The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2012 and December 31, 2011 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2012	2011	2012	2011
Actuarial assumptions at end of year:
Discount rate	3.25% - 4.20%	4.25% - 5.10%	3.60%	4.60% - 4.80%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	6.75% / 7.50%	7.25% / 8.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2022 / 2024	2018

N/A—Not applicable

        The following table summarizes the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,596	4,534	4,182
Service cost	87	70	61
Interest cost	625	560	246
Plan amendments	14	12	4
Acquisitions	—	8,267	—
Actuarial loss	1,565	930	427
Curtailment gain	—	—	(110)
Benefits paid by company	(5)	(16)	(5)
Benefits paid from plan assets	(1,001)	(761)	(271)

Benefit obligation at end of year	$14,881	13,596	4,534

	Post-Retirement Benefit Plans Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,930	558	582
Service cost	22	18	15
Interest cost	173	152	32
Participant contributions	86	64	14
Plan amendments	—	31	—
Acquisitions	—	3,284	—
Direct subsidy receipts	19	22	1
Actuarial loss (gain)	260	153	(32)
Benefits paid by company	(268)	(219)	(45)
Benefits paid from plan assets	(147)	(133)	(9)

Benefit obligation at end of year	$4,075	3,930	558

        Our aggregate accumulated benefit obligation as of December 31, 2012, 2011 and 2010 was $18.956 billion, $17.499 billion and $4.509 billion, respectively.

Plan Assets

        We maintain plan assets for our qualified pension plans and certain post-retirement benefit plans. The qualified pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan's assets are used to pay health care benefits and premiums on behalf of eligible retirees and to pay certain eligible plan expenses. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The following tables summarize the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$11,814	3,732	3,220
Return on plan assets	1,476	479	483
Acquisitions	—	7,777	—
Employer contributions	32	587	300
Settlements	—	—	—
Benefits paid from plan assets	(1,001)	(761)	(271)

Fair value of plan assets at end of year	$12,321	11,814	3,732

	Post-Retirement Benefit Plans Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$693	54	57
Actual gain on plan assets	80	4	6
Acquisitions	—	768	—
Employer contributions	—	—	—
Participant contributions	—	—	—
Benefits paid from plan assets	(147)	(133)	(9)

Fair value of plan assets at end of year	$626	693	54

        Pension Plans: Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 55% to interest rate sensitive investments and 45% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 35% of plan assets targeted primarily to long-duration investment grade bonds, 13.5% targeted to high yield, emerging market bonds and convertible bonds and 6.5% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 14% to U.S. stocks and 14% to developed and emerging market non-U.S. stocks. Approximately 12% is allocated to other private markets investments including funds primarily invested in private equity, debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2013, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.

        Post-Retirement Benefit Plans: Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our union-represented employees post-retirement health care costs. The post-retirement benefit plan assets have target allocations of 35% to equities and 65% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, the percent allocation to existing private equity investments is expected to increase as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 65% non-equity allocation includes investment grade bonds, high yield bonds, convertible bonds, emerging market debt, real estate, hedge funds, private debt and diversified strategies. At the beginning of 2013, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.5%.

        Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2012 and 2011, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt.

        Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures to gain exposure to equity and Treasury markets consistent with target asset allocations. Interest rate swaps are used in the pension plans to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts and total return swaps are used primarily to manage currency exposures. Credit default swaps are used to manage credit risk exposures in a cost effective and targeted manner relative to transacting with physical corporate fixed income securities. Options are currently used to manage interest rate exposure taking into account the implied volatility and current pricing of the specific underlying market instrument. Some derivative instruments subject the plans to counterparty risk. We closely monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.

        The gross notional exposure of the derivative instruments directly held by the plans is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

	Gross Notional Exposure
	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,
	2012	2011	2012	2011
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$302	535	30	12
Exchange-traded non-U.S. equity futures	1	4	—	—
Exchange-traded Treasury futures	1,763	1,512	—	19
Interest rate swaps	1,471	635	—	—
Total return swaps	—	110	—	51
Credit default swaps	495	201	—	—
Foreign exchange forwards	726	635	21	23
Options	768	917	—	—

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

        At December 31, 2012, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2012:

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

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2012. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair Value of Pension Plan Assets at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$830	1,555	—	$2,385
High yield bonds (b)	—	1,303	59	1,362
Emerging market bonds (c)	199	396	—	595
Convertible bonds (d)	—	374	—	374
Diversified strategies (e)	—	655	—	655
U.S. stocks (f)	1,225	119	—	1,344
Non-U.S. stocks (g)	1,212	178	—	1,390
Emerging market stocks (h)	111	193	—	304
Private equity (i)	—	—	711	711
Private debt (j)	—	—	465	465
Market neutral hedge funds (k)	—	906	—	906
Directional hedge funds (k)	—	340	194	534
Real estate (l)	—	223	337	560
Derivatives (m)	(5)	3	—	(2)
Cash equivalents and short-term investments (n)	—	750	—	750

Total investments	$3,572	6,995	1,766	12,333

Accrued expenses				(12)

Total pension plan assets				$12,321

	Fair Value of Post-Retirement Plan Assets at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$22	86	—	$108
High yield bonds (b)	—	90	—	90
Emerging market bonds (c)	—	40	—	40
Convertible bonds (d)	—	2	—	2
Diversified strategies (e)	—	72	—	72
U.S. stocks (f)	55	—	—	55
Non-U.S. stocks (g)	58	1	—	59
Emerging market stocks (h)	—	20	—	20
Private equity (i)	—	—	45	45
Private debt (j)	—	—	6	6
Market neutral hedge funds (k)	—	41	—	41
Directional hedge funds (k)	—	24	—	24
Real estate (l)	—	21	28	49
Cash equivalents and short-term investments (n)	5	21	—	26

Total investments	$140	418	79	637

Accrued expenses				(1)
Reimbursement accrual				(10)

Total post-retirement plan assets				$626

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2011. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades, trades payable and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$694	2,206	—	$2,900
High yield bonds (b)	—	541	79	620
Emerging market bonds (c)	—	295	—	295
Convertible bonds (d)	—	337	—	337
Diversified strategies (e)	—	489	—	489
U.S. stocks (f)	401	944	—	1,345
Non-U.S. stocks (g)	994	459	—	1,453
Emerging market stocks (h)	102	136	—	238
Private equity (i)	—	—	791	791
Private debt (j)	—	—	461	461
Market neutral hedge funds (k)	—	620	188	808
Directional hedge funds (k)	—	268	183	451
Real estate (l)	—	48	535	583
Derivatives (m)	12	(5)	—	7
Cash equivalents and short-term investments (n)	13	1,183	—	1,196

Total investments	$2,216	7,521	2,237	11,974

Dividends and interest receivable				32
Pending trades receivable				436
Accrued expenses				(8)
Pending trades payable				(620)

Total pension plan assets				$11,814

	Fair Value of Post-Retirement Plan Assets at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$45	100	—	$145
High yield bonds (b)	—	61	—	61
Emerging market bonds (c)	—	33	—	33
Convertible bonds (d)	—	30	—	30
Diversified strategies (e)	—	62	—	62
U.S. stocks (f)	64	4	—	68
Non-U.S. stocks (g)	62	2	—	64
Emerging market stocks (h)	—	17	—	17
Private equity (i)	—	—	60	60
Private debt (j)	—	—	8	8
Market neutral hedge funds (k)	—	67	—	67
Directional hedge funds (k)	—	20	—	20
Real estate (l)	—	19	26	45
Cash equivalents and short-term investments (n)	5	20	—	25

Total investments	$176	435	94	705

Dividends and interest receivable				3
Pending trades receivable				23
Accrued expenses				(15)
Pending trades payable				(23)

Total post-retirement plan assets				$693

        The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments in the tables above and discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Interests in commingled funds are valued using the net asset value ("NAV") per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds held by the plans that can be redeemed at NAV within a year of the financial statement date are generally classified as Level 2. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically ten years. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market and are classified as Level 3 investments. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:

          (a)   Investment grade bonds represent investments in fixed income securities as well as commingled bond funds comprised of U.S. Treasury securities, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other investment grade bonds primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. The primary observable inputs include references to the new issue market for similar securities, the secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate securities such as asset backed securities that have early redemption features. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying fixed income securities using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

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

        The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Private Equity	Private Debt	Market Neutral Hedge Fund	Directional Hedge Funds	Real Estate	Other	Total
	(Dollars in millions)
Balance at December 31, 2010	$—	1	3	—	161	182	3	350
Net acquisitions (dispositions)	96	795	453	185	30	318	(3)	1,874
Actual return on plan assets:
(Losses) gains relating to assets sold during the year	(12)	197	13	3	(1)	9	—	209
(Losses) gains relating to assets still held at year-end	(5)	(202)	(8)	—	(7)	26	—	(196)

Balance at December 31, 2011	79	791	461	188	183	535	—	2,237
Net transfers	(12)	—	—	(188)	—	(105)	—	(305)
Acquisitions	1	70	120	—	—	18	—	209
Dispositions	(11)	(109)	(102)	—	—	(121)	—	(343)
Actual return on plan assets:
Gains relating to assets sold during the year	—	3	1	—	—	—	—	4
Gains (losses) relating to assets still held at year-end	2	(44)	(15)	—	11	10	—	(36)

Balance at December 31, 2012	$59	711	465	—	194	337	—	1,766

        The table below presents a rollforward of the post-retirement plan assets valued using Level 3 inputs:

	Post-Retirement Plan Assets Valued Using Level 3 Inputs
	Private Equity	Private Debt	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2010	$—	—	—	—
Net acquisitions	55	8	24	87
Actual return on plan assets:
Gains relating to assets sold during the year	33	1	—	34
(Losses) gains relating to assets still held at year-end	(28)	(1)	2	(27)

Balance at December 31, 2011	60	8	26	94
Acquisitions	1	—	—	1
Dispositions	(15)	(3)	(1)	(19)
Gains (losses) relating to assets sold during the year	4	2	(1)	5
(Losses) gains relating to assets still held at year-end	(5)	(1)	4	(2)

Balance at December 31, 2012	$45	6	28	79

        Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

        For the year ended December 31, 2012, the investment program produced actual gains on qualified pension and post-retirement plan assets of $1.555 billion as compared to the expected returns of $892 million for a difference of $663 million. For the year ended December 31, 2011, the investment program produced actual gains on pension and post-retirement plan assets of $483 million as compared to the expected returns of $750 million for a difference of $267 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

        The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2012	2011	2012	2011
	(Dollars in millions)
Benefit obligation	$(14,881)	(13,596)	(4,075)	(3,930)
Fair value of plan assets	12,321	11,814	626	693

Unfunded status	(2,560)	(1,782)	(3,449)	(3,237)

Current portion of unfunded status	$(6)	—	(160)	(164)
Non-current portion of unfunded status	$(2,554)	(1,782)	(3,289)	(3,073)

        The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities—salaries and benefits.

Accumulated Other Comprehensive (Loss) Income—Recognition and Deferrals

        The following tables present cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2011, items recognized as a component of net periodic benefits expense in 2012, additional items deferred during 2012 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2012. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2011	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	2012
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plans:
Net actuarial (loss) gain	$(1,335)	35	(936)	(901)	(2,236)
Prior service (cost) benefit	(29)	4	(13)	(9)	(38)
Deferred income tax benefit (expense)	526	(15)	364	349	875

Total pension plans	(838)	24	(585)	(561)	(1,399)

Post-retirement benefit plans:
Net actuarial loss	(221)	—	(225)	(225)	(446)
Prior service (cost) benefit	(21)	—	(1)	(1)	(22)
Deferred income tax benefit	92	—	87	87	179

Total post-retirement benefit plans	(150)	—	(139)	(139)	(289)

Total accumulated other comprehensive (loss) income	$(988)	24	(724)	(700)	(1,688)

        The following table presents estimated items to be recognized in 2013 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2013:
Net actuarial loss	$(81)	(4)
Prior service cost	(5)	—
Deferred income tax benefit	33	2

Estimated net periodic benefit expense to be recorded in 2013 as a component of other comprehensive income (loss)	$(53)	(2)

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

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expenses for current employees were $360 million, $377 million and $190 million for the years ended December 31, 2012, 2011 and 2010, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $113 million, $90 million and $47 million for the years ended December 31, 2012, 2011 and 2010, respectively. Our group life insurance plans are fully insured and the premiums are paid by us.

  401(k) Plan

        We sponsor qualified defined contribution benefit plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2012 and December 31, 2011, the assets of the plans included approximately 10 million and 9 million shares of our common stock, respectively, as a result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $76 million, $70 million and $17 million and for the years ended December 31, 2012, 2011 and 2010, respectively.

  Deferred Compensation Plans

        We sponsored non-qualified unfunded deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The plans have been frozen, and the participants are no longer allowed to defer compensation into the plans. The value of assets and liabilities related to these plans was not significant.

(9)   Share-based Compensation

        We maintain equity programs that allow our Board of Directors (through its Compensation Committee or our Chief Executive Officer as its delegate) to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and market and performance shares. Stock options generally expire ten years from the date of grant. We also offer an ESPP, which allows eligible employees to purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six month offering periods.

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

        We estimate the aggregate fair value of the assumed Savvis share-based compensation arrangements was $123 million, of which $98 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $38.54 closing price of our common stock on July 14, 2011. The remaining $25 million of the aggregate fair value of the assumed Savvis awards was attributable to post-acquisition services and was recognized as compensation expense, net of forfeitures, over the remaining 1.5 year vesting period.

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

        The aggregate fair value of the assumed Qwest awards was $114 million, of which $85 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $41.55 closing price of our common stock on March 31, 2011. We determined the fair value of Qwest's non-qualified stock options, using the Black-Scholes option-pricing model, reflecting a risk-free interest rate ranging from 0% to 2.13% (depending on the expected life of the option), an expected dividend yield of 6.98%, an expected term ranging from 0.1 to 4.8 years (depending on the option's remaining contractual term and exercise price and on historical experience), and expected volatility ranging from 11.1% to 35.3% (based on the expected term and historical experience). The remaining $29 million of the aggregate fair value of the assumed Qwest awards was attributable to the post-acquisition period and was included in the cost of the acquisition, which is being recognized as compensation expense, net of estimated forfeitures, over the remaining vesting periods from 0.1 years to 3.0 years.

Stock Options

        The following table summarizes activity involving stock option awards for the year ended December 31, 2012:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2011	10,389	$31.05
Exercised	(3,155)	$24.21
Forfeited/Expired	(501)	$31.31

Outstanding at December 31, 2012	6,733	$34.23

Exercisable at December 31, 2012	6,264	$34.70

        The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2012 was $51 million and $46 million, respectively. The weighted average remaining contractual term for such options was 4.0 years and 3.8 years, respectively.

        During 2012, we received net cash proceeds of $76 million in connection with our option exercises. The tax benefit realized from these exercises was $20 million. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $49 million, $47 million and $28 million, respectively.

Restricted Stock

        For awards that contain only service conditions for vesting, we calculate its fair value based on the closing stock price on the date of grant. For restricted stock units that contain market conditions, the award fair value is calculated through Monte-Carlo simulations.

        During the first quarter of 2012, we granted approximately 402,000 shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 201,000 contained only service conditions and will vest on a straight-line basis on February 20, 2013, 2014 and 2015. The remaining awards contain market and service conditions and will vest on February 20, 2015. These shares represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return for 2012, 2013 and 2014 in relation to that of the S&P 500 Index.

        In addition, during the first quarter of 2012, we granted restricted stock to certain key employees as part of our annual equity compensation program. These awards contained only service conditions. Approximately 519,000 of awards will vest on a straight-line basis on January 9, 2013, 2014 and 2015. Approximately 873,000 of awards will vest on a straight-line basis on March 15, 2013, 2014 and 2015. The remaining awards granted throughout the year to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest over a three year period.

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

        During the first quarter of 2010, we granted approximately 397,000 shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 198,000 contained only service conditions and will vest on a straight-line basis on March 15, 2011, 2012 and 2013. The remaining awards contain service and market conditions. One half of these awards will vest on March 15, 2012 based on our two-year total shareholder return for 2010 and 2011 as measured against the total shareholder return of the companies comprising the S&P 500 Index. The other half will vest on March 15, 2013 based on our three-year total shareholder return for 2010, 2011 and 2012 as measured against the total shareholder return of the companies comprising the S&P 500 Index. These shares represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return in relation to that of the S&P 500 Index.

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

        The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2011	4,208	$36.78
Granted	2,139	$39.13
Vested	(2,603)	$36.33
Forfeited	(216)	$39.13

Non-vested at December 31, 2012	3,528	$38.43

        During 2011, we granted 1.3 million shares of restricted stock at a weighted-average price of $36.15, excluding the 1.9 million shares issued in connection with our acquisitions of Qwest and Savvis. During 2010, we granted 1.4 million shares of restricted stock at a weighted-average price of $36.56. The total fair value of restricted stock that vested during 2012, 2011 and 2010 was $102 million, $72 million and $48 million, respectively.

Compensation Expense and Tax Benefit

        We recognize compensation expense related to our share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $78 million, $65 million and $38 million, respectively. These amounts included $12 million in compensation expense recognized in 2011 for the acceleration of certain awards resulting from the consummation of the Qwest acquisition. Our tax benefit recognized in the income statements for our share-based payment arrangements for the years ended December 31, 2012, 2011 and 2010 was $31 million, $25 million and $14 million, respectively. At December 31, 2012, there was $92 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.9 years.

(10)   Earnings Per Common Share

        Basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 were calculated as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$777	573	948
Earnings applicable to non-vested restricted stock	(1)	(2)	(6)

Net income applicable to common stock for computing basic earnings per common share	776	571	942

Net income as adjusted for purposes of computing diluted earnings per common share	$776	571	942

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	622,139	534,320	301,428
Non-vested restricted stock	(2,796)	(2,209)	(1,756)
Non-vested restricted stock units	862	669	947

Weighted average shares outstanding for computing basic earnings per common share	620,205	532,780	300,619
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	12	13	13
Shares issuable under incentive compensation plans	2,068	1,328	665

Number of shares as adjusted for purposes of computing diluted earnings per common share	622,285	534,121	301,297

Basic earnings per common share	$1.25	1.07	3.13

Diluted earnings per common share	$1.25	1.07	3.13

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.2 million, 2.4 million and 2.9 million for 2012, 2011 and 2010, respectively.

(11)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board ("FASB").

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		December 31, 2012		December 31, 2011
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investments securities	3	$—	—	73	73
Liabilities—Long-term debt excluding capital lease obligations	2	$19,871	21,457	21,124	22,052

        In connection with the acquisition of Qwest on April 1, 2011, we acquired auction rate securities that were not actively traded in liquid markets. We designated these securities as available for sale and, accordingly, we reported them on our balance sheet under our "goodwill and other assets—other" line item at fair value on December 31, 2011. During 2012, we sold these securities in increments of $17 million, $39 million and $19 million for a gain of $14 million. In connection with auction rate securities sales, temporary losses of approximately $3 million, net of tax, were reclassified into income from other comprehensive income and recognized in our consolidated statement of operations for 2012. During 2012, we recognized an unrealized temporary holding gain on these securities in the amount of $2 million, net of tax in other comprehensive income. At December 31, 2011, we estimated the fair value of these securities using a probability-weighted cash flow model that considered the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer.

(12)   Income Taxes

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$57	(49)	384
Deferred	361	401	145

State
Current	15	25	67
Deferred	33	(6)	(13)

Foreign
Current	7	4	—
Deferred	—	—	—

Total income tax expense	$473	375	583

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of income:
Attributable to income	$473	375	583
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(18)	(13)	(12)
Tax effect of the change in accumulated other comprehensive loss	(434)	(535)	(34)

        The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2012	2011	2010
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5%	1.3%	1.9%
Change in tax treatment of Medicare subsidy	—	—	0.3%
Nondeductible acquisition related costs	—	0.9%	0.2%
Nondeductible compensation pursuant to executive compensation limitations	0.5%	0.4%	0.2%
Reversal of valuation allowance on auction rate securities	(1.2)%	—	—
Foreign income taxes	0.3%	0.4%	—
Foreign valuation allowance	—	0.8%	—
Other, net	0.7%	0.8%	0.5%

Effective income tax rate	37.8%	39.6%	38.1%

        Included in income tax expense for the years ended December 31, 2011 and 2010 is $24 million and $4 million, respectively, which is related to a portion of our transaction costs associated with our recent acquisitions. The transaction costs were primarily related to the acquisition of Qwest. These costs are considered non-deductible for income tax purposes. We did not incur non-deductible transaction costs in 2012.

        The 2012 effective tax rate is 37.8% compared to 39.6% for 2011. The 2012 rate reflects the $16 million reversal of a valuation allowance related to the auction rate securities we sold in 2012, a $12 million benefit related to state NOLs net of valuation allowance, and an expense of $6 million associated with reversing a receivable related to periods that have been effectively settled with the IRS. The 2011 rate increase was due in part to $24 million of non-deductible transaction costs and an $8 million valuation allowance recorded on deferred tax assets that require future income of a special character to realize the benefits. Because we are not currently forecasting income of an appropriate character for these benefits to be realized, we will continue to maintain a valuation allowance equal to the amount we do not believe is more likely than not to be realized. This 2011 increase was partially offset by a $16 million reduction in valuation allowances related to state NOLs due primarily to the effects of a tax law change in one of the states in which we operate.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 were as follows:

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$2,327	2,040
Net operating loss carryforwards	1,764	2,492
Other employee benefits	193	122
Other	754	802

Gross deferred tax assets	5,038	5,456
Less valuation allowance	(281)	(293)

Net deferred tax assets	4,757	5,163

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,983)	(3,638)
Goodwill and other intangible assets	(3,316)	(4,144)
Other	(211)	(162)

Gross deferred tax liabilities	(7,510)	(7,944)

Net deferred tax liability	$(2,753)	(2,781)

        Of the $2.753 billion and $2.781 billion net deferred tax liability at December 31, 2012 and 2011, respectively, $3.644 billion and $3.800 billion is reflected as a long-term liability and $891 million and $1.019 billion is reflected as a net current deferred tax asset at December 31, 2012 and December 31, 2011, respectively.

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

        At December 31, 2012, we had federal NOLs of $4.7 billion and state NOLS of $7 billion. If unused, the NOLs will expire between 2015 and 2032; however, no significant amounts expire until 2020. At December 31, 2012, we had $72 million ($47 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2013 and 2024 if not utilized. In addition, at December 31, 2012 we had $62 million of alternative minimum tax, or AMT, credits. Our acquisitions of Qwest and Savvis caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these NOLs as an offset against our future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances.

        We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2012, a valuation allowance of $281 million was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2012 and 2011 is primarily related to state NOL carryforwards. This valuation allowance decreased by $12 million during 2012.

        We recorded valuation allowances of $10 million and $248 million related to the Savvis and Qwest acquisitions, respectively, for the portion of the acquired net deferred tax assets that we did not believe is more likely than not to be realized. Our acquisition date assignment of deferred income taxes and the related valuation allowance was completed in 2012 as discussed in Note 2—Acquisitions.

        A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2012 and 2011 is as follows:

	2012	2011
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$111	311
Assumed in Qwest and Savvis acquisitions	—	206
Increase in tax positions taken in the current year	3	—
Decrease due to the reversal of tax positions taken in a prior year	(34)	(13)
Decrease from the lapse of statute of limitations	(2)	(1)
Settlements	—	(392)

Unrecognized tax benefits at end of year	$78	111

        Upon the dismissal of our refund appeal in October 2011, we recorded a $242 million settlement related to the treatment of universal service fund receipts of certain subsidiaries acquired in our Embarq acquisition, effectively settling the issue for the 1990 through 1994 years. We dismissed our 2004-2006 Tax Court proceedings due to an agreement in place with the IRS Chief Counsel's office. Dismissal of the Tax Court proceedings will result in an agreed tax deficiency amount for each period. Since the Tax Court proceedings involved years that Embarq was owned by Sprint, Sprint will receive the deficiency and the payment to the IRS will trigger a settlement obligation under the Tax Sharing agreement with Sprint. During 2011, Qwest also withdrew their claims associated with the treatment of universal services fund receipts resulting in a $141 million settlement decrease in our unrecognized tax benefits. Due to Qwest's NOL carryforward, the settlement of the position resulted in a reduction in our unrecognized tax benefit but no cash payment is required.

        During 2012, we entered into negotiations with the IRS to resolve a claim that was filed by Qwest for 1999. Based on the status of those negotiations at year end, we have partially reversed an unrecognized tax benefit that was assumed as part of the Qwest acquisition, which decreased our total unrecognized tax benefits.

        The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $52 million at December 31, 2012 and $118 million at December 31, 2011.

        Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $33 million at December 31, 2012 and December 31, 2011.

        We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions. Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.

        Beginning with the 2010 tax year, our federal consolidated returns are subject to annual examination by the IRS. Qwest's federal consolidated returns for the 2009, 2010 and pre-merger 2011 tax years are open to examination by the IRS. Federal consolidated returns for Savvis for tax years 2010 and pre-merger 2011 are under examination by the IRS.

        In years prior to 2011, Qwest filed amended federal income tax returns for 2002-2007 to make protective claims with respect to items reserved in their audit settlements and to correct items not addressed in prior audits. The examination of those amended federal income tax returns by the IRS was completed in 2012. In 2012, Qwest filed an amended 2008 federal income tax return primarily to report the carryforward impact of prior year settlements. Such amended filing is subject to adjustment by the IRS. At the same time, Qwest also filed an amended return for 1999 for its predecessor U S WEST, Inc. to make certain refund claims. An agreed resolution of those claims is pending conditioned upon Congressional Joint Committee Approval.

        Our open income tax years by major jurisdiction are as follows at December 31, 2012:

Jurisdiction	Open Tax Years
Federal	2008—current
State
Florida	2006—current
Louisiana	2009—current
Minnesota	1996—1999 and 2002—current
New York	2001—2006 and 2009—current
North Carolina	2004—2006 and 2009—current
Oregon	2002—2003 and 2009—current
Texas	2008—current
Other states	2006—current

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

        Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $32 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(13)   Segment Information

        For several years prior to 2011, we reported our operations as a single segment. However, in 2011, after our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we reorganized our business into the following operating segments:

  •
  Regional markets. Consisted generally of providing strategic and legacy products and services to residential consumers, small to medium-sized businesses and regional enterprise customers. Our strategic products and services offered to these customers include our private line, broadband, Multi-Protocol Label Switching ("MPLS"), hosting and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business markets. Consisted generally of providing strategic and legacy products and services to enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale markets. Consisted generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services; and

  •
  Savvis operations. Consisted of the entire centrally-managed operations of our Savvis subsidiaries, which provides hosting and network services primarily to business customers when provided by Legacy Savvis.

        Effective April 1, 2012, in order to more effectively leverage the strategic assets from our acquisitions of Qwest and Savvis and to better serve our business and government customers, we restructured our business into the following operating segments:

  •
  Regional markets. Consists generally of providing strategic and legacy products and services to residential consumers, state and local governments, small to medium-sized businesses and enterprise customers that in each case are located mainly within one of our six regions. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting, video and wireless services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale markets. Consists generally of providing strategic and legacy products and services to other domestic and international communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include UNEs which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services;

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

  •
  Enterprise markets—data hosting. Consists generally of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        On January 3, 2013, we announced a reorganization of our operating segments. Consequently, beginning with the first quarter of 2013, we will report the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization is to strengthen our focus on the enterprise business market while continuing our commitment to our hosting and consumer customers. The reorganization combines business sales and operations functions that resided in the enterprise markets—network segment and the regional markets segment into the new business segment. The remaining customers serviced by the regional markets segment will become the new consumer segment. Our wholesale markets and enterprises markets—data hosting segments will not be impacted by this reorganization.

        We have restated previously reported segment results for the year ended December 31, 2011 due to the above-described restructuring of our business on April 1, 2012. The following table summarizes our segment results for 2012 and 2011 based on the segment categorization we were operating under on December 31, 2012.

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Total segment revenues	$17,320	14,471
Total segment expenses	8,094	6,513

Total segment income	$9,226	7,958

Total margin percentage	53%	55%
Regional markets:
Revenues	$9,876	8,743
Expenses	4,218	3,673

Income	$5,658	5,070

Margin percentage	57%	58%
Wholesale markets:
Revenues	$3,721	3,305
Expenses	1,117	1,021

Income	$2,604	2,284

Margin percentage	70%	69%
Enterprise markets—network:
Revenues	$2,609	1,933
Expenses	1,891	1,450

Income	$718	483

Margin percentage	28%	25%
Enterprise markets—data hosting:
Revenues	$1,114	490
Expenses	868	369

Income	$246	121

Margin percentage	22%	25%

        Due to system limitations, we have determined that is impracticable to restate 2010's reportable segments to conform to our current segment categorization. For comparability purposes, we have included our segment information for the years ended December 31, 2011 and 2010 based on the segment categorization we were operating under on December 31, 2011:

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

        We categorize our products and services related to revenues into the following four categories:

  •
  Strategic services, which include primarily broadband, private line (including special access which we market to wholesale and business customers), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including resold satellite and our facilities-based video services), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic networks for our government and business customers; and

  •
  Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

        Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Strategic services	$8,361	6,262
Legacy services	8,287	7,672
Data integration	672	537
Other	1,056	880

Total operating revenues	$18,376	15,351

        During 2012, operating revenues attributable to certain products and services were reclassified from legacy services to strategic services. Due to system limitations, we have determined that is impracticable to restate 2010's operating revenues to conform to our current revenue categorization. For comparability purposes, we have included our operating revenues for the years ended December 31, 2011 and 2010 under our prior revenue categorization:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Strategic services	$6,254	2,049
Legacy services	7,680	4,288
Data integration	537	158
Other	880	547

Total operating revenues	$15,351	7,042

        Other operating revenues include revenue from universal service funds, which allows us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $531 million, $392 million and $115 million for the years ended December 31, 2012, 2011 and 2010, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented above.

        Our segment revenues include all revenues from our strategic, legacy and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. We report our segment expenses for our four segments as follows:

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

        During the first quarter of 2012, as we transitioned certain of Qwest's legacy systems to our historical company systems, we updated our methodologies for reporting our direct expenses and for allocating our expenses to our segments. Specifically, we no longer include certain fleet expenses for our regional markets segment in direct expenses; they are now expenses allocated to our segments, with the exception of enterprise markets—data hosting. In addition, we now more fully allocate network building rent and power expenses to our regional markets, wholesale markets and enterprise markets—network segments. We determined that it was impracticable to recast our segment results for the prior period to reflect these changes in methodology.

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

        The following table reconciles segment income to net income for the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in millions)
Total segment income	$9,226	7,958	4,092
Other operating revenues	1,056	880	547
Depreciation and amortization	(4,780)	(4,026)	(1,434)
Other unassigned operating expenses	(2,789)	(2,787)	(1,145)
Other income (expense), net	(1,463)	(1,077)	(529)
Income tax expense	(473)	(375)	(583)

Net income	$777	573	948

        We do not have any single customer that provides more than 10% of our total operating revenues. Substantially all of our revenues come from customers located in the United States.

(14)   Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2012
Operating revenues	$4,610	4,612	4,571	4,583	18,376
Operating income	654	657	736	666	2,713
Net income	200	74	270	233	777
Basic earnings per common share	.32	.12	.43	.37	1.25
Diluted earnings per common share	.32	.12	.43	.37	1.25
2011
Operating revenues	$1,696	4,406	4,596	4,653	15,351
Operating income	464	480	548	533	2,025
Net income	211	115	138	109	573
Basic earnings per common share	.69	.19	.22	.18	1.07
Diluted earnings per common share	.69	.19	.22	.18	1.07

        These results include Savvis operations for periods beginning July 15, 2011 and Qwest operations for periods beginning April 1, 2011. See Note 2—Acquisitions for additional information. During the third quarter of 2012, we discovered and corrected an error that resulted in an overstatement of depreciation expense in the amount of $30 million in 2011 and $15 million in the first six months of 2012. The total reduction in depreciation expense of $45 million was recognized in the third quarter of 2012.

(15)   Commitments and Contingencies

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

        We are vigorously defending against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.

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

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. Embarq and the other defendants will continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and, (ii) if so, a reasonable estimate of probable liability.

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.200 billion (or approximately $5.6 billion based on the exchange rate on December 31, 2012), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed

KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $289 million based on the exchange rate on December 31, 2012). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. Regarding the 2010 proceeding, we believe it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of our probable liability. Regarding the 2006 suit, we do not believe that liability is probable. We will continue to defend against both KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the Plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 22 states (Alabama, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, New York, North Carolina, Oklahoma, Tennessee, Virginia and Wisconsin), have received preliminary approval of the settlements in eight states (California, Kentucky, Nevada, Ohio, Oregon, Pennsylvania, South Carolina and Utah), and have not yet received either preliminary or final approval in four states (Arizona, Massachusetts, New Mexico and Texas). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

Other Matters

        From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

Capital Leases

        We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term debt, including current maturities in the consolidated statements of cash flows.

        The tables below summarize our capital lease activity:

	Years Ended December 31,
	2012	2011
	(Dollars in millions)
Assets acquired through capital leases	$209	696
Depreciation expense	150	89
Cash payments towards capital leases	113	76

	December 31, 2012	December 31, 2011
	(Dollars in millions)
Assets included in property, plant and equipment	$893	698
Accumulated depreciation	229	91

        The future annual minimum payments under capital lease arrangements as of December 31, 2012 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2013	$155
2014	143
2015	107
2016	72
2017	68
2018 and thereafter	381

Total minimum payments	926
Less: amount representing interest and executory costs	(245)

Present value of minimum payments	681
Less: current portion	(117)

Long-term portion	$564

Operating Leases

        CenturyLink leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2012, 2011 and 2010, our gross rental expense was $445 million, $401 million and $174 million, respectively. We also received sublease rental income for the years ended December 31, 2012 and 2011 of $18 million and $17 million, respectively. We did not have any material sublease rental income for the year ended December 31, 2010.

        At December 31, 2012, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2013	$297
2014	252
2015	219
2016	183
2017	156
2018 and thereafter	964

Total future minimum payments(1)	$2,071

(1)
Minimum payments have not been reduced by minimum sublease rentals of $115 million due in the future under non-cancelable subleases.

Purchase Obligations

        We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $524 million at December 31, 2012. Of this amount, we expect to purchase $213 million in 2013, $129 million in 2014 through 2015, $86 million in 2016 through 2017 and $96 million in 2018 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(16)   Other Financial Information

Other Current Assets

        The following table presents details of our other current assets:

	December 31,
	2012	2011
	(Dollars in millions)
Prepaid expenses	$257	240
Materials, supplies and inventory	125	107
Assets held for sale	96	—
Deferred activation and installation charges	53	25
Other	21	21

Total other current assets	$552	393

        During the second quarter of 2012, we reclassified $154 million related to our wireless spectrum assets from "Other intangible assets, net" to "current assets—other" in the consolidated balance sheet. We sold $58 million of our wireless spectrum assets during the fourth quarter of 2012, and we sold another $43 million of our wireless spectrum assets in January 2013. In the aggregate, these transactions resulted in a gain of $32 million. We expect to reach agreements with various other purchasers for the remaining spectrum, and the consummation of which will be subject to regulatory approval.

Selected Current Liabilities

        Current liabilities reflected in our balance sheets include accounts payable and other current liabilities as follows:

	December 31
	2012	2011
	(Dollars in millions)
Accounts payable	$1,207	1,400

Other current liabilities:
Accrued rent	$48	44
Legal reserves	39	44
Other	147	167

Total other current liabilities	$234	255

        Included in accounts payable at December 31, 2012 and December 31, 2011 were $132 million and $61 million, respectively, representing book overdrafts.

(17)   Labor Union Contracts

        Over 38% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012. We are currently negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

(18)   Dividends

        Our Board of Directors declared the following dividends payable in 2012 and 2011:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 13, 2012	December 11, 2012	.725	$454	December 21, 2012
August 21, 2012	September 11, 2012	.725	$452	September 21, 2012
May 24, 2012	June 5, 2012	.725	$453	June 15, 2012
February 12, 2012	March 6, 2012	.725	$452	March 16, 2012
November 15, 2011	December 6, 2011	.725	$449	December 16, 2011
August 23, 2011	September 6, 2011	.725	$449	September 16, 2011
May 18, 2011	June 6, 2011	.725	$436	June 16, 2011
January 24, 2011	February 18, 2011	.725	$222	February 25, 2011

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at December 31, 2012. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during 2012 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

        See Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which are incorporated herein by reference.

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

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information as of December 31, 2012 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (1) (a)		Weighted- average exercise price of outstanding options and rights (2) (b)	Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,256,501	(1)	$42.28	29,507,231	(3)
Equity compensation plans not approved by shareholders(4)	6,423,214	(5)	32.55	—

Totals	10,679,715		$34.23	29,507,231

(1)
The total includes 323,749 potentially issuable restricted stock units, which contain market provisions and have a maximum payout of 200%. This payout could be reduced to zero if specified total shareholder return targets as compared to the S&P 500 are not met over a specified period.

(2)
The total number of securities issued and outstanding includes restricted stock units, which do not have an exercise price. Consequently, these awards were excluded from the computation of weighted-average exercise price of outstanding options and rights.

(3)
This amount includes 2,605,468 shares remaining to be granted under our shareholder-approved employee stock purchase plan.

(4)
These amounts represent common shares to be issued upon exercise of options or vesting of restricted stock approved under our required company equity incentive plans. See Note 2—Acquisitions to the Consolidated Financial Statements in Item 8 of this report.

(5)
The total includes 94,774 potentially issuable restricted stock units, which contain market provisions and have a maximum payout of 200%. This payout could be reduced to zero if specified total shareholder return targets as compared to the S&P 500 are not met over a specified period.

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

4.4	Instruments relating to CenturyLink's public senior debt.[1]
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

1
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
a.
Revolving Promissory Note, dated as of April 2, 2012 pursuant to which Embarq Corporation may borrow from an affiliate of CenturyLink, Inc. up to $2.5 billion on a revolving basis (incorporated by reference to Exhibit 4.7(a) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on November 8, 2012).
b.
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on November 8, 2012).
c.
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International, Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis, included herein.
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
10.19	Employment, Confidentiality, Severance and Non-Competition Agreement, dated as of January 8, 2013, by and among James E. Ousley, Savvis, Inc. and CenturyLink, Inc.
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of CenturyLink, Inc.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial statements from the Annual Report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: March 1, 2013	By:	/s/ David D. Cole
David D. Cole
Senior Vice President, Controller and Operations Support (Chief Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III Glen F. Post, III	Chief Executive Officer, President and Director	March 1, 2013
/s/ William A. Owens William A. Owens	Chairman of the Board	March 1, 2013
/s/ R. Stewart Ewing, Jr. R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary	March 1, 2013
/s/ David D. Cole David D. Cole	Senior Vice President, Controller and Operations Support	March 1, 2013
/s/ Virginia Boulet Virginia Boulet	Director	March 1, 2013
/s/ Peter C. Brown Peter C. Brown	Director	March 1, 2013
/s/ Richard A. Gephardt Richard A. Gephardt	Director	March 1, 2013
/s/ W. Bruce Hanks W. Bruce Hanks	Director	March 1, 2013
/s/ Gregory J. McCray Gregory J. McCray	Director	March 1, 2013

/s/ C. G. Melville, Jr. C. G. Melville, Jr.	Director	March 1, 2013
/s/ Fred R. Nichols Fred R. Nichols	Director	March 1, 2013
/s/ Harvey P. Perry Harvey P. Perry	Director	March 1, 2013
/s/ Michael J. Roberts Michael J. Roberts	Director	March 1, 2013
/s/ Laurie A. Siegel Laurie A. Siegel	Director	March 1, 2013
/s/ Joseph R. Zimmel Joseph R. Zimmel	Director	March 1, 2013