Form 10-Q
period 2013-03-31
CENTURYLINK, INC
filed 2013-05-10
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        On May 2, 2013, there were 609,046,043 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,513	4,610

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,796	1,877
Selling, general and administrative	818	871
Depreciation and amortization	1,117	1,208

Total operating expenses	3,731	3,956

OPERATING INCOME	782	654
OTHER INCOME (EXPENSE)
Interest expense	(316)	(343)
Net gain on early retirement of debt	—	8
Other income	39	12

Total other income (expense)	(277)	(323)
INCOME BEFORE INCOME TAX EXPENSE	505	331
Income tax expense	207	131

NET INCOME	$298	200

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$.48	.32
DILUTED	$.48	.32
DIVIDENDS DECLARED PER COMMON SHARE	$.54	.725
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	619,423	618,208
DILUTED	621,074	620,350

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
NET INCOME	$298	200

OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(8) and $(3) tax	13	5
Change in net prior service credit, net of $— and $— tax	1	—
Auction rate securities marked to market, net of $— and $(2) tax	—	3
Foreign currency translation adjustment and other, net of $(2) and $— tax	(8)	4

Other comprehensive income	6	12

COMPREHENSIVE INCOME	$304	212

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2013	December 31, 2012
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$476	211
Accounts receivable, less allowance of $146 and $158	1,924	1,917
Income tax receivable	5	42
Deferred income taxes, net	883	891
Other	587	552

Total current assets	3,875	3,613

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	32,571	32,086
Accumulated depreciation	(13,746)	(13,054)

Net property, plant and equipment	18,825	19,032

GOODWILL AND OTHER ASSETS
Goodwill	21,733	21,732
Customer relationships, less accumulated amortization of $2,811 and $2,524	6,765	7,052
Other intangible assets, less accumulated amortization of $1,022 and $956	1,731	1,795
Other	800	796

Total goodwill and other assets	31,029	31,375

TOTAL ASSETS	$53,729	54,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,193	1,205
Accounts payable	1,094	1,207
Accrued expenses and other liabilities
Salaries and benefits	601	683
Income and other taxes	398	356
Interest	334	268
Other	274	234
Advance billings and customer deposits	689	642

Total current liabilities	4,583	4,595

LONG-TERM DEBT	19,595	19,400

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,812	3,644
Benefit plan obligations, net	5,640	5,844
Other	1,243	1,248

Total deferred credits and other liabilities	10,695	10,736

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, respectively, issued and outstanding 615,564 and 625,658 shares	616	626
Additional paid-in capital	18,691	19,079
Accumulated other comprehensive (loss) income	(1,695)	(1,701)
Retained earnings	1,244	1,285

Total stockholders' equity	18,856	19,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,729	54,020

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$298	200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,117	1,208
Deferred income taxes	166	115
Provision for uncollectible accounts	27	56
(Gain) loss on intangible assets	(32)	—
Long-term debt (premium) discount amortization	(16)	(28)
Net (gain) on early retirement of debt	—	(8)
Changes in current assets and current liabilities:
Accounts receivable	(34)	18
Accounts payable	(34)	(198)
Accrued income and other taxes	76	80
Other current assets and other current liabilities, net	(37)	156
Retirement benefits	(178)	(75)
Changes in other noncurrent assets and liabilities	14	47
Other, net	20	12

Net cash provided by operating activities	1,387	1,583

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(663)	(678)
Proceeds from sale of intangible assets	75	—
Other, net	4	15

Net cash used in investing activities	(584)	(663)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	988	2,032
Payments of long-term debt	(56)	(849)
Net borrowings (payments) on credit facility	(745)	(277)
Dividends paid	(341)	(452)
Net proceeds from issuance of common stock	13	35
Repurchase of common stock	(397)	(11)
Other, net	—	3

Net cash (used in) provided by financing activities	(538)	481

Effect of exchange rate changes on cash and cash equivalents	—	1

Net increase in cash and cash equivalents	265	1,402
Cash and cash equivalents at beginning of period	211	128

Cash and cash equivalents at end of period	$476	1,530

Supplemental cash flow information:
Income taxes (paid), net	$(8)	(1)
Interest (paid) (net of capitalized interest of $9 and $9)	$(265)	(244)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
COMMON STOCK, $1.00 par value (represents dollars and shares)
Balance at beginning of period	$626	619
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1	2
Repurchase of common stock	(11)	—
Shares withheld to satisfy tax withholdings	—	—

Balance at end of period	616	621

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	19,079	18,901
Issuance of common stock through dividend reinvestment, incentive and benefit plans	12	33
Repurchase of common stock	(407)	—
Shares withheld to satisfy tax withholdings	(11)	(11)
Share-based compensation and other, net	18	27

Balance at end of period	18,691	18,950

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(1,701)	(1,012)
Other comprehensive income	6	12

Balance at end of period	(1,695)	(1,000)

RETAINED EARNINGS
Balance at beginning of period	1,285	2,319
Net income	298	200
Dividends declared	(339)	(452)

Balance at end of period	1,244	2,067

TOTAL STOCKHOLDERS' EQUITY	$18,856	20,638

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.

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

        Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our segment reporting. See Note 8—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income for any period.

(2)   Goodwill

        As previously announced, effective January 3, 2013, we restructured our operating segments to support our new operating structure. We attributed our goodwill balances to our realigned segments as follows:

March 31, 2013
(Dollars in millions)
Consumer	$10,379
Business	6,243
Wholesale	3,283
Data hosting	1,828

Total goodwill	$21,733

For additional information on the reorganization of our segments, see Note 8—Segment Information

(3)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	March 31, 2013	December 31, 2012
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% – 7.650%	2013 – 2042	$7,250	6,250
Credit facility(1)	4.000%	2017	75	820
Term loan	2.22%	2019	418	424
Subsidiaries
Qwest
Senior notes(2)	3.530% – 8.375%	2013 – 2052	9,168	9,168
Embarq
Senior notes	7.082% – 7.995%	2016 – 2036	2,669	2,669
First mortgage bonds	6.875% – 8.770%	2013 – 2025	322	322
Other	6.750% – 9.000%	2013 – 2019	200	200
Capital lease and other obligations	Various	Various	684	734
Unamortized premiums (discounts) and other, net			2	18

Total long-term debt			20,788	20,605
Less current maturities			(1,193)	(1,205)

Long-term debt, excluding current maturities			$19,595	19,400

(1) The information presented here illustrates the interest rates and maturity on our credit facility. The outstanding amount of our Credit Facility borrowings at March 31, 2013 was $75 million with an interest rate of 4.0%.

(2) The $750 million of Qwest Corporation Notes due 2013 are floating rate notes, with a rate that resets every three months. As of the most recent measurement date of March 15, 2013, the rate for these notes was 3.530%.

New Issuance

        On March 21, 2013, CenturyLink issued $1 billion aggregate principal amount of 5.625% Notes due 2020 in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $988 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.

Covenants

        As of March 31, 2013, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other debt agreements.

(4)   Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our consumer, business and wholesale segments.

        We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At March 31, 2013, the current and noncurrent portions of our leased real estate accrual were $19 million and $106 million, respectively. The remaining lease terms range from 0.3 to 12.8 years, with a weighted average of 8.9 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$17	131
Accrued to expense	6	—
Payments, net	(13)	(4)
Reversals and adjustments	—	(2)

Balance at March 31, 2013	$10	125

(5)   Employee Benefits

        Net periodic pension benefit (income) expense included the following components:

	Pension Plans
	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Service cost	$25	22
Interest cost	135	156
Expected return on plan assets	(224)	(212)
Recognition of prior service cost	1	1
Recognition of actuarial loss	20	8

Net periodic pension benefit (income)	$(43)	(25)

        Net periodic post-retirement benefit expense (income) included the following components:

	Post-Retirement Plans
	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Service cost	$6	6
Interest cost	35	43
Expected return on plan assets	(10)	(11)
Recognition of actuarial loss	1	—

Net periodic post-retirement benefit expense	$32	38

        We report net periodic pension benefit (income) expense and net periodic post-retirement benefit expense in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(6)   Earnings per Common Share

        Basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012 were calculated as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$298	200
Earnings applicable to non-vested restricted stock	—	—

Net income applicable to common stock for computing basic earnings per common share	298	200

Net income as adjusted for purposes of computing diluted earnings per common share	$298	200

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	622,522	619,740
Non-vested restricted stock	(3,099)	(2,544)
Non-vested restricted stock units	—	1,012

Weighted average shares outstanding for computing basic earnings per common share	619,423	618,208
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	13
Shares issuable under incentive compensation plans	1,641	2,129

Number of shares as adjusted for purposes of computing diluted earnings per common share	621,074	620,350

Basic earnings per common share	$.48	.32
Diluted earnings per common share	$.48	.32

        Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.4 million and 1.3 million for the three months ended 2013 and 2012, respectively.

(7)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt, excluding capital lease obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value, and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the Financial Accounting Standards Board ("FASB").

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		March 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$20,104	21,273	19,871	21,457

(8)   Segment Information

        On January 3, 2013, we announced a reorganization of our operating segments. Consequently, beginning with the first quarter of 2013, we are reporting the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization is to strengthen our focus on the business market while continuing our commitment to our wholesale, hosting and consumer customers. The reorganization combined business sales and operations functions that resided in the enterprise markets—network segment and the regional markets segment into the new unified business segment. The remaining customers serviced by the regional markets segment became the new consumer segment.

  •
  Consumer. Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and government customers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, Multiple Protocol Labeling Switching ("MPLS"), Voice over Internet Protocol

    ("VoIP"), managed customer premise equipment ("CPE") services and network management services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services; and

  •
  Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        We have restated previously reported segment results for the three months ended March 31, 2012, due to the above-described restructuring of our business. Segment results are summarized below:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Total segment revenues	$4,256	4,344
Total segment expenses	1,945	2,020

Total segment income	$2,311	2,324

Total margin percentage	54.3%	53.5%

Consumer:
Revenues	$1,511	1,564
Expenses	526	567

Income	$985	997

Margin percentage	65.2%	63.7%

Business:
Revenues	$1,504	1,508
Expenses	881	910

Income	$623	598

Margin percentage	41.4%	39.7%

Wholesale:
Revenues	$907	962
Expenses	274	312

Income	$633	650

Margin percentage	69.8%	67.6%

Data hosting:
Revenues	$334	310
Expenses	264	231

Income	$70	79

Margin percentage	21.0%	25.5%

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

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic networks for our government and business customers; and

  •
  Other revenues, which consists primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Strategic services	$2,142	2,058
Legacy services	1,974	2,141
Data integration	140	145
Other	257	266

Total operating revenues	$4,513	4,610

        Other operating revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $128 million and $135 million for the three months ended March 31, 2013 and 2012, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented in the segment results table above.

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

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results.

        The following table reconciles segment income to net income:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Total segment income	$2,311	2,324
Other operating revenues	257	266
Depreciation and amortization	(1,117)	(1,208)
Other unassigned operating expenses	(669)	(728)
Other income (expense), net	(277)	(323)
Income tax expense	(207)	(131)

Net income	$298	200

(9)   Commitments and Contingencies

        In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

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

Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. That ruling has now been affirmed on appeal. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred revenue related to these matters because we do not believe an adverse outcome is probable based upon current circumstances.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. Embarq and the other defendants will continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and, (ii) if so, to determine a reasonable estimate of probable liability.

Litigation Matters Relating to Qwest

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.200 billion (or approximately $5.4 billion based on the exchange rate on March 31, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $281 million based on the exchange rate on March 31, 2013). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

        We have not accrued a liability for the above matters. Regarding the 2010 proceeding, we believe it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of our probable liability. Regarding the 2006 suit, we do not believe that liability is probable. We will continue to defend against both KPNQwest litigation matters vigorously.

        The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to certain of the matters described above, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with certain matters described above.

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

(10) Other Financial Information

Other Current Assets

        The following table presents details of our other current assets:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$301	257
Materials, supplies and inventory	134	125
Assets held for sale	53	96
Deferred activation and installation charges	59	53
Other	40	21

Total other current assets	$587	552

        The increase in other current assets of $35 million as of March 31, 2013 as compared to December 31, 2012 was primarily due to increases in materials and supplies, deferred revenue, short-term deferred charges and prepayments of $78 million, which were partially offset by the sale of wireless spectrum. In January 2013, we sold $43 million of our wireless spectrum assets held for sale. This transaction resulted in a gain of $32 million, which is recorded as other income on the consolidated statements of operations. Within the coming twelve months, we expect to reach agreements with various other purchasers for the remaining spectrum, the consummation of which will be subject to regulatory approval.

Selected Current Liabilities

        Current liabilities reflected in our balance sheets include accounts payable and other current liabilities as follows:

	March 31, 2013	December 31, 2012
	(Dollars in millions)
Accounts payable	$1,094	1,207

Other current liabilities:
Accrued rent	$47	48
Legal reserves	32	39
Other	195	147

Total other current liabilities	$274	234

        Included in accounts payable at March 31, 2013 and December 31, 2012 were $91 million and $132 million, respectively, representing book overdrafts.

        Other current liabilities increased primarily due to the March 31, 2013 liability for unsettled repurchased common shares and higher real estate related liabilities.

(11) Labor Union Contracts

        Approximately 39% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. Any strikes or other changes in our labor relations could have a significant impact on our business. If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed. To help mitigate this potential risk, we have established contingency plans in which we would assign trained, non-represented employees to cover jobs for represented employees in the event of a work stoppage to provide continuity for our customers.

(12) Repurchase of CenturyLink Common Stock

        In February 2013, the Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. During the three months ended March 31, 2013, we repurchased 11.1 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $386 million, or an average purchase price of $34.62 per share. The repurchased common stock has been retired. As of March 31, 2013, we had approximately $1.614 billion in stock remaining available for repurchase under the Stock Repurchase Program. The figures set forth above exclude 0.9 million shares that, as of March 31, 2103, we had agreed to purchase under the program for $32 million, or an average purchase price of $35.08 per share, in transactions that settled early in the second quarter of 2013.

(13) Other Comprehensive Earnings

        The table below summarizes changes in our accumulated other comprehensive income (loss) by component:

	Pension Plans	Post- Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive (loss) income before reclassifications	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive income	13	1	—	14

Net current-period other comprehensive income (loss)	13	1	(8)	6

Balance at March 31, 2013	$(1,386)	(288)	(21)	(1,695)

        The table below presents information about first quarter 2013 reclassifications out of accumulated other comprehensive income (loss) by component:

	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension plans
Net actuarial gain	$(21)	See footnote 5-Employee Benefits
Prior service benefit	(1)	See footnote 5-Employee Benefits

Total before tax	(22)
Income tax expense (benefit)	8	Income tax expense

Net of tax	$(14)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.

        All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this quarterly report.

        Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not indicative of the results of operations that might be expected for the entire year.

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

        At March 31, 2013, we operated 13.6 million access lines in 37 states, served approximately 5.9 million broadband subscribers, and operated 54 data centers throughout North America, Europe and Asia. During the second quarter of 2012, we updated our methodology for counting broadband subscribers to include residential, business and wholesale subscribers instead of only residential and small business subscribers. We have restated our previously reported amounts to reflect this change. Our methodology for counting access lines may not be comparable to those of other companies.

        On January 3, 2013, we announced a reorganization of our operating segments. Consequently, beginning with the first quarter of 2013, we are reporting the following four segments in our consolidated financial statements:

  •
  Consumer. Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and government customers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, Multiple Protocol Labeling Switching ("MPLS"), Voice over Internet Protocol ("VoIP"), managed customer premise equipment ("CPE") services and network management services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services; and

  •
  Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        The primary purpose of the reorganization is to strengthen our focus on the business market while continuing our commitment to our wholesale, hosting and consumer customers. The reorganization combined business sales and operations functions that resided in the enterprise markets—network segment and the regional markets segment into the new unified business segment. The remaining customers serviced by the regional markets segment became the new consumer segment.

        Our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis and are only reviewed by our chief operating decision maker ("CODM") on a consolidated basis. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 8—Segment Information to the consolidated financial statements in Item 1 of Part 1 of this report and "Results of Operations—Segment Results" below.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions except per share amounts)
Operating revenues	$4,513	4,610
Operating expenses	3,731	3,956

Operating income	782	654
Other income (expense)	(277)	(323)
Income tax expense	207	131

Net income	$298	200

Basic earnings per common share	$.48	.32
Diluted earnings per common share	$.48	.32

        The following table summarizes certain of our selected operational metrics:

	As of March 31,
	2013	2012	Increase / (Decrease)	% Change
	(in thousands)
Broadband subscribers	5,915	5,745	170	3.0%
Access lines	13,558	14,379	(821)	(5.7)%
Employees	45.8	47.9	(2.1)	(4.4)%

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

        The following table summarizes our operating revenues under our current revenue categorization:

	Three Months Ended March 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Strategic services	$2,142	2,058	84	4%
Legacy services	1,974	2,141	(167)	(8)%
Data integration	140	145	(5)	(3)%
Other	257	266	(9)	(3)%

Total operating revenues	$4,513	4,610	(97)	(2)%

        Operating revenues decreased $97 million, or 2%, during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease was primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.4% and 5.9% in 2013. Our legacy services revenues were also negatively impacted in 2013 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Broadband, Ethernet, MPLS and managed hosting services accounted for a majority of the growth in strategic services revenues.

        Further analysis of our operating revenues by segment is provided below in "Segment Results."

  Operating Expenses

        Our operating expenses decreased by $225 million or 6% for the three months ended March 31, 2013 as compared to March 31, 2012.

        The following table summarizes our operating expenses:

	Three Months Ended March 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,796	1,877	(81)	(4)%
Selling, general and administrative	818	871	(53)	(6)%
Depreciation and amortization	1,117	1,208	(91)	(8)%

Total operating expenses	$3,731	3,956	(225)	(6)%

        Cost of services and products decreased slightly for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreased salary and wage costs associated with the reduction in headcount, reduction in severance payments related to our recent acquisitions and decreases in employee benefits costs.

        Selling, general and administrative expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreased salary and wage costs associated with the reduction in headcount, decreases in employee benefits costs and a reduction in bad debt expense, partially offset by an unfavorable accounting adjustment for life insurance costs.

        Depreciation and amortization expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to depreciation and amortization rate changes of certain telecommunications equipment and capitalized software. The rate changes are the result of our aged investment in plant and capitalized software becoming fully depreciated or retired at a faster rate than the acquisition of new plant and software.

        We expect second quarter 2013 operating expenses to increase compared to first quarter 2013 primarily due to higher seasonal expenses, costs related to our continued investment in key initiatives and higher costs related to increased data integration.

        Further analysis of our operating expenses by segment is provided below in "Segment Results."

  Other Consolidated Results

        The following table summarizes our total other income (expense) and income tax expense:

	Three Months Ended March 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(316)	(343)	(27)	(8)%
Net gain on early retirement of debt	—	8	(8)	nm
Other income (expense)	39	12	27	nm

Total other income (expense)	$(277)	(323)	(46)	(14)%

Income tax expense	207	131	76	58%

nm—Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful

  Interest Expense

        Interest expense decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a lower weighted-average interest rate on the outstanding debt resulting from several debt financing transactions in the past fifteen months. The decrease was partially offset by a reduction in the amortization of debt premiums recorded in connection with our recent acquisitions. See Note 3—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about our debt.

  Other Income (Expense)

        Other income reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and foreign currency gains and losses. Other income increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a $32 million gain on the sale of wireless spectrum in January 2013. In the three months ended March 31, 2012 we recorded gains on the redemption of QCII's 7.50% Notes due in 2014 and a sale of our auction rate securities. See Note 3—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about our debt.

  Income Tax Expense

        The effective tax rate for the three months ended March 31, 2013 was 41.0% compared to 39.6% for the comparative prior year period. The 2013 year-to-date effective tax rate reflects the impact of an accounting adjustment for nondeductible life insurance costs.

Segment Results

  General

        We have restated previously reported segment results due to the above-described reorganization of our business. Segment results are summarized below:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Total segment revenues	$4,256	4,344
Total segment expenses	1,945	2,020

Total segment income	$2,311	2,324

Total margin percentage	54.3%	53.5%

Consumer:
Revenues	$1,511	1,564
Expenses	526	567

Income	$985	997

Margin percentage	65.2%	63.7%

Business:
Revenues	$1,504	1,508
Expenses	881	910

Income	$623	598

Margin percentage	41.4%	39.7%

Wholesale:
Revenues	$907	962
Expenses	274	312

Income	$633	650

Margin percentage	69.8%	67.6%

Data hosting:
Revenues	$334	310
Expenses	264	231

Income	$70	79

Margin percentage	21.0%	25.5%

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

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results.

        As a result of the change in our operating segments previously discussed, we performed a qualitative assessment of our goodwill and concluded our goodwill assigned to the reporting units prior to the reorganization was not impaired.

  Consumer

        The operations of our consumer segment have been impacted by several significant trends, including those described below:

  •
  Strategic services. We continue to focus on increasing subscribers of our broadband services in our consumer segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services. We also continue to expand our product offerings including facilities-based video services, and we continue to refine our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our strategic revenues;

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

        The following table summarizes the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$620	588	32	5%
Legacy services	889	974	(85)	(9)%
Data integration	2	2	—	—

Total revenues	1,511	1,564	(53)	(3)%

Segment expenses:
Direct	413	445	(32)	(7)%
Allocated	113	122	(9)	(7)%

Total expenses	526	567	(41)	(7)%

Segment income	$985	997	(12)	(1)%

Segment margin percentage	65.2%	63.7%

  Segment Income

        Declines in local and long-distance services associated with access line loss largely contributed to a decrease in our consumer segment income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in revenues was substantially offset by lower expenses.

  Segment Revenues

        Consumer revenues decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Growth in strategic services revenues did not fully offset a decline in legacy services revenues. The increase in strategic services revenues is due primarily to volume increases in our facilities-based video and increases in the number of broadband subscribers. Legacy services revenues decreased primarily due to declines in local and long-distance services associated with access line losses resulting from competitive pressures.

  Segment Expenses

        Consumer expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreases in salaries, wages and benefits as a result of headcount reductions and decreased allocated expenses. Allocated expenses decreased primarily due to decreases in network expenses, including professional fees, salaries, wages and benefits, as well as, to decreases in fleet expenses.

  Business

        The operations of our business segment have been impacted by several significant trends, including those described below:

  •
  Strategic services. Our mix of total segment revenues continues to migrate from legacy services to strategic services as our commercial, enterprise, global and government customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to grow during 2013.

  •
  Legacy services. We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression.

  •
  Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have recently experienced budget cuts.

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. We also expect our business segment to benefit indirectly from efficiencies in our company-wide network operations.

        The following table summarizes the results of operations from our business segment:

	Business Segment
	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$615	578	37	6%
Legacy services	751	787	(36)	(5)%
Data integration	138	143	(5)	(3)%

Total revenues	1,504	1,508	(4)	—

Segment expenses:
Direct	778	799	(21)	(3)%
Allocated	103	111	(8)	(7)%

Total expenses	881	910	(29)	(3)%

Segment income	$623	598	25	4%

Segment margin percentage	41.4%	39.7%

  Segment Income

        Business income increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreases in direct expenses alongside flat revenues.

  Segment Revenues

        Business revenues decreased slightly for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease primarily reflected lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of data integration equipment. The strategic services growth came from increase in Ethernet and MPLS services.

  Segment Expenses

        Business expenses decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreases in salaries, wages and benefits as a result of headcount reductions, lower bad debt expense and a decline in marketing and advertising. Allocated expenses decreased primarily due to decreases in network expenses, including professional fees, salaries, wages and benefits, as well as, to decreases in fleet expenses.

  Wholesale

        The operations of our wholesale segment have been impacted by several significant trends, including those described below:

  •
  Private line services (including special access). Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors could negatively impact our wholesale segment, we ultimately believe the bandwidth consumption growth in our fiber-based special access services provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Access and local services revenues. Our access and local services revenues have been and we expect will continue to be, adversely affected by technological migration, industry consolidation, regulation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale segment;

  •
  Switched access revenues. We believe that changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011 will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale segment. Conversely, the FCC instated an access recovery charge that allows us to recover the majority of these lost revenues directly from end users in our Consumer and Business segments;

  •
  Long-distance services revenues. Wholesale long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, declining demand for traditional voice services and industry consolidation; and

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our wholesale segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following table summarizes the results of operations from our wholesale segment:

	Wholesale Segment
	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$573	582	(9)	(2)%
Legacy services	334	380	(46)	(12)%

Total revenues	907	962	(55)	(6)%

Segment expenses:
Direct	30	48	(18)	(38)%
Allocated	244	264	(20)	(8)%

Total expenses	274	312	(38)	(12)%

Segment income	$633	650	(17)	(3)%

Segment margin percentage	69.8%	67.6%

  Segment Income

        Declines in both strategic and legacy services revenues largely contributed to a decrease in our wholesale segment income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in segment expenses did not fully offset the declines in segment revenue for the comparable periods.

  Segment Revenues

        Wholesale revenues decreased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. This decrease reflects lower revenues from both legacy and strategic services. The decrease in legacy services revenues reflects continuing declines in access, long-distance and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. Decline in strategic services revenues was due to decreases in our private line and special access services revenues, partially offset by an increase in Ethernet revenues.

  Segment Expenses

        Wholesale expenses declined for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to decreases in salaries, wages and benefits as a result of reductions in headcount, lower bad debt expense, lower access costs and decreased allocated expenses. Allocated expenses decreased primarily due to decreases in network expenses, including professional fees, salaries, wages and benefits, as well as, to decreases in fleet expenses, facility costs and allocations of salaries and wages allocated from the consumer and business segments.

  Data Hosting

        The operations of our data hosting segment could be impacted by several significant trends, including those described below:

  •
  Colocation. Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our clients around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors continue to expand their enterprise colocation operations; however, we believe that our data center expansion strategy can help mitigate these pricing challenges.

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

  •
  Network services. Network services are comprised of our hosting area network products supporting colocation and managed hosting service offerings. Network services also include managed VPN and bandwidth services. Segment income for these services has been relatively flat due to pricing pressures on VPN and bandwidth services, offset by increases in hosting area network services.

  •
  Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following table summarizes the operating results of data hosting for the three months ended March 31, 2013 as compared to March 31, 2012:

	Data Hosting Segment
	Three Months Ended March 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Segment revenues	$334	310	24	8%
Segment expenses	264	231	33	14%

Segment income	$70	79	(9)	(11)%

Segment margin percentage	21.0%	25.5%

  Segment Income

        Segment income declined for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decline was due to increased investment in growth programs such as savvisdirect colocation expansion.

  Segment Revenues

        Data hosting revenues increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to growth in colocation and the impact of the acquisition of CIBER ITO Services ("CIBER") which is reported in managed hosting services.

  Segment Expenses

        Data hosting expenses increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase is due to higher salaries and wages costs from the CIBER acquisition and our investment in cloud growth initiatives via savvisdirect.

Liquidity and Capital Resources

Overview

        At March 31, 2013, we held cash and cash equivalents of $476 million and we had $1.925 billion available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At March 31, 2013, cash and cash equivalents of $62 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, access to foreign cash is generally more restrictive than access to domestic cash. Excluding cash used for acquisitions, we have generally relied on cash generated by operations and our Credit Facility to fund our operating and capital expenditures and other cash requirements.

        At March 31, 2013, we had a working capital deficit of $708 million, reflecting current liabilities of $4.6 billion and current assets of $3.9 billion, compared to a working capital deficit of $982 million at December 31, 2012. The change in our working capital position is primarily due to a $265 million increase in cash and cash equivalents at March 31, 2013 compared to December 31, 2012.

        We anticipate that our existing cash balances and net cash provided by operating activities will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw on our revolving credit facility as a source of liquidity if and when necessary. We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock, subject to our board's discretion to modify or terminate this practice at any time. See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report.

Credit Facilities

        Our $2.0 billion amended and restated revolving credit facility matures in April 2017. The Credit Facility has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance will reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are currently guaranteed by three of our subsidiaries. At March 31, 2013, we had $75 million in borrowings and no letters of credit outstanding under the Credit Facility.

        Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 9—Commitments and Contingencies to the consolidated financial statements in Item 1 of this report, our debt to EBITDA ratios under certain debt agreements could be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

        We also maintain a revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At March 31, 2013, our outstanding letters of credit totaled $120 million under this facility, which is terminable at will by either party.

Stock Repurchase Program

        In February 2013, the Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. As of March 31, 2013, we had approximately $1.614 billion in stock remaining available for repurchase under the Stock Repurchase Program (excluding 0.9 million common shares that, as of March 31, 2013, we had agreed to purchase under the program for $32 million in transactions that settled early in the second quarter of 2013). As of May 7, 2013, we had repurchased 18.5 million common shares for an aggregate market price of $653 million and an average purchase price of $35.37 per share. The repurchased common stock has been retired. We expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions and other factors. For additional information on this program, see Item 2 of Part II of this report.

Debt and Other Financing Arrangements

        Approximately $750 million of Qwest Corporation floating rate senior notes will mature on June 15, 2013. In addition, approximately $59 million of Embarq 6.875% notes and $50 million of Embarq 6.750% notes will mature on July 15, 2013 and August 15, 2013, respectively. Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing QC debt securities to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by credit rating agencies, among others factors.

        Following our announcement on February 13, 2013 of changes in our capital allocation plans, two credit agencies downgraded CenturyLink's debt credit ratings, and one credit agency downgraded QC's debt credit rating. As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-

Moody's Investors Service, Inc.	Ba2	Baa3

Fitch Ratings	BB+	BBB-

        The CenturyLink downgrades are expected to raise our borrowing costs and could under certain circumstances limit our access to the capital markets. Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of our borrowing under the Credit Facility or require us to add a couple of additional subsidiary guarantors thereunder. For further discussion of the potential impacts of additional downgrades of the credit ratings relating to us, QC or any of our other subsidiaries, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this report.

Future Contractual Obligations

        For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth, operating, productivity, expense or service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. We estimate our total 2013 capital expenditures to be approximately $2.8 billion to $3.0 billion.

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

        We have accepted approximately $35 million of the $90 million available to us from Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. We determined that restrictions on the use of these funds have made acceptance of additional CAF funds uneconomical. We have, however, filed with the FCC a waiver application, which, if granted, would allow us to deploy broadband services with CAF funds to approximately 60,000 more homes in high-cost unserved areas in our markets. We received approximately $32 million in CAF funds during 2012 and received the remaining $3 million in January 2013. The FCC is expected to offer a new round of Phase 2 CAF funding later this year.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting funding status of our plans is measured annually at December 31. As of December 31, 2012, the accounting unfunded status of our qualified and non-qualified pension and other post-retirement benefit obligations was $2.6 billion and $3.4 billion, respectively. See Note 5—Employee Benefits to the consolidated financial statements in Item 1 of Part I of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. In the first quarter of 2013, we made cash contributions to the trust totaling $147 million. Based on current laws and circumstances, we do not expect any further required contributions to the plans for the remainder of 2013. The amount of required contributions to our plans in 2014 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plans benefits and changes in funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $626 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension plans trust assets is 7.50% and for the post-retirement plans trust assets ranges from 6.00% to 7.50% based on the assets currently held; however, actual returns could vary widely in any given year.

Historical Information

        The following table summarizes our cash flow activities:

	Three Months Ended March 31,
			Increase / (Decrease)
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$1,387	1,583	(196)
Net cash used in investing activities	(584)	(663)	(79)
Net cash (used in) provided by financing activities	(538)	481	1,019

        Net cash provided by operating activities decreased primarily due to changes in retirement benefits, accounts receivable, other current assets and liabilities and our provision for bad debt, which were partially offset by changes in accounts payable. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities decreased primarily due to the sale of certain wireless spectrum assets.

        Net cash used in financing activities increased primarily due to a decrease of approximately $1.0 billion of net proceeds from the issuance of long-term debt for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, as well as cash deployed under our February 2013 Stock Repurchase Program. The increase was partially offset by a net decrease of $325 million in the amount of our payments on our long-term debt and credit facility and a decrease in dividends paid of $113 million. On March 21, 2013, CenturyLink issued $1 billion aggregate principal amount of 5.625% Notes due 2020 in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $988 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.

        During the three months ended March 31, 2013, we repurchased 11.1 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $386 million, or an average purchase price of $34.62 per share. The repurchased common stock has been retired.

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

        In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million, which was recorded as a premium.

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three months ended March 31, 2013	From April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$17	240	257
Extinguished(1)	—	235	235

Total premiums recognized	$17	475	492

(1) See "Debt and Other Financing Arrangements" for more information

        The remaining premium of $201 million as of March 31, 2013 will reduce interest expense in future periods, unless otherwise extinguished.

Net Operating Loss Carryforwards

        We are currently using federal net operating losses ("NOLs") to offset a portion of our federal taxable income. We expect to deplete a significant portion of these NOLs and certain other deferred tax attributes by 2014, and substantially all of these tax benefits by 2015. Once our NOLs are fully utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Relating to our Recent Acquisitions" appearing in Item 1A of Part II of this report.

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

        We also are involved in various legal proceedings that could have a material effect on our financial position. See Note 9—Commitment and Contingencies to the consolidated financial statements in

Item 1 of Part I of this report for the current status of such legal proceedings, including matters involving Qwest.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2013, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        There were no material changes to market risks arising from changes in interest rates for the three months ended March 31, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to the consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 or (iii) discussed under the heading "Market Risk" above.

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

        Certain of the industry and market data (such as the size of certain markets and our position within these markets) used throughout this report are based on independent industry publications, government publications, reports by market research firms or other published independent sources. Some market data and statistical information are also based on our good faith estimates, which are derived from our review of internal surveys, as well as the independent sources listed above. This information may prove to be inaccurate because of the method by which we obtain some of the data for our estimates or because this information cannot always be verified with certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. As a result, although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions; our ability to successfully integrate recently-acquired operations into our incumbent operations, including the possibility that the anticipated benefits from our recent acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use net operating loss carryovers of Qwest in projected amounts; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demands for high-speed broadband service; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal or regulatory proceedings involving us; our ability to pay common share dividends in accordance with past practices, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; the effects of adverse weather; other risks referenced from time to time in this report (including in "Risk Factors" in Item 1A of Part II of this report) or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of our Form 10-K for the year ended December 31, 2012, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The information contained in Note 9—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.

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

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of higher-growth strategic services, which are described in detail in Item 2 of Part I of this report;

  •
  an increased focus on serving a broader range of business, governmental and wholesale customers;

  •
  greater use of service bundles; and

  •
  acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our data hosting segment.

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

        Approximately 39% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012. Since then, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements.

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

  •
  require us to offer expensive incentives to retain existing customers or subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies, particularly with respect to service standards set by state regulatory commissions; or

  •
  result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation.

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

        Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As utilization and availability of these services continue to grow, our high-speed Internet customers may use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.

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

Consolidation among other participants in the communications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications and cable industries have experienced substantial consolidation over the last couple of decades, and some of our competitors have combined with other communications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

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

        The current practice of our Board of Directors to continue to pay common share dividends reflects an intention to distribute to our shareholders a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our shareholders or debtholders, including stock buybacks, debt prepayments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all.

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

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. State law applicable to each of our subsidiaries restricts the amount of dividends that they may pay. Restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations), and restrictions imposed by credit agreements applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 2 of Part I of this report for further discussion on these matters.

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

        As described in Note 9—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        There are other material proceedings pending against us, as described in the above-referenced Note 9. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Affecting our Liquidity and Capital Resources

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We continue to carry significant debt. As of March 31, 2013, our consolidated debt was approximately $20.8 billion. Approximately $2.2 billion of our debt securities come due over the next thirty-six months.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting the ability of CenturyLink and its subsidiaries to access the capital markets, (ii) exposing CenturyLink and its subsidiaries to the risk of credit rating downgrades, as described further below in the next captioned risk factor, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors. The effects of each of these factors could be intensified if we borrow more cash.

        We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if our payments for federal taxes increase faster or in greater amounts than currently anticipated, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to the consolidated financial statements in Item 1 of Part I of this report, if we engage in any acquisitions or if we undertake substantial capital projects or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.

        Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" in Item 2 of Part I of this report for additional information about our credit facility.

Any downgrade in the credit ratings of us or our affiliates could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.

        Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of several of our subsidiaries. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency's judgment, circumstances so warrant. A downgrade of any of these credit ratings could adversely affect the market price of some or all of our outstanding debt securities, limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all, result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, increase our cost of borrowing, and impair our business, financial condition and results of operations.

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

We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans, much of which is currently unfunded.

        The funded status of our qualified pension plans is the difference between the value of plan assets and the benefit obligation. The accounting unfunded status of our qualified pension plans was $2.5 billion as of December 31, 2012. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. The actual amount of required contributions to our plans in future periods will depend on a variety of factors, including earnings on plan investments, prevailing interest and discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. As of December 31, 2012, the accounting unfunded status of our non-pension post-retirement benefit obligations was $3.4 billion.

        For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations" in Item 2 of Part I of this report.

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

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in "Management's Discussion and Analysis of Financial

Condition and Results of Operations—Critical Accounting Policies and Estimates" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2012, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

        Effective for tax years beginning after 2012, The Taxpayer Relief Act of 2012 results in certain high-income taxpayers being subject to increased tax rates on dividends and capital gains. Additionally, these high-income taxpayers are also subject to a 3.8% Medicare tax on net investment income. These or other potential increases in tax rates could reduce demand for our stock, which could potentially depress its trading price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        On February 13, 2013, we announced that our Board of Directors authorized the repurchase of up to an aggregate of $2 billion of our outstanding common shares. The new repurchase program terminates on February 13, 2015. During the three months ended March 31, 2013, we repurchased 11.1 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $386 million, or an average purchase price of $34.62 per share. The common stock repurchased has been retired.

        The following table contains information about shares of our previously-issued common stock that were repurchased under our Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January 2013	—	$—	—	$—
February 2013	2,500,000	34.40	2,500,000	1,914,009,954
March 2013	8,641,270	34.69	8,641,270	1,614,268,551

Total	11,141,270	34.62	11,141,270

        The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the first quarter of 2013 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2013	54,877	$39.83
February 2013	39,291	34.11
March 2013	217,261	34.47

Total	311,429

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

d.	Fifth Supplemental Indenture, dated as of September 21, 2009, by and between CenturyTel, Inc. (currently named CenturyLink, Inc.) and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).

(i).	Form of 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).

e.	Sixth Supplemental Indenture, dated as of June 16, 2011, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).

(i).	Form of 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit A to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).

f.	Seventh Supplemental Indenture, dated as of March 12, 2012, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.80% Senior Notes, Series T, due 2022 and 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit 4.1 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).

(i)	Form of 5.80% Senior Notes, Series T, due 2022 and 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).

g.	Eighth Supplemental Indenture, dated as of March 21, 2013, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.625% Senior Notes, Series V, due 2020 (incorporated by reference to Exhibit 4.1 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 21, 2013).

(i)	Form of 5.625% Senior Notes, Series V, due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 21, 2013).

4.5	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.
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
c.
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International, Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(c) of CenturyLink Inc.'s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-07844) filed with the Securities and Exchange Commission on March 1, 2013).

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

December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(a) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).
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
(vi)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 17, 2005, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(e) (v) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50260) filed with the Securities and Exchange Commission on March 16, 2005).
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
10.15	Certain Material Agreements and Plans of Qwest Communications International Inc. or Savvis, Inc.

a.	Equity Incentive Plan, as amended and restated (incorporated by reference to Annex A of Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 001-15577) filed with the Securities and Exchange Commission on March 29, 2007).

b.	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on October 24, 2005; Exhibit 10.2 of Qwest Communication International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-15577) filed with the Securities and Exchange Commission on February 16, 2006; Exhibit 10.2 of Qwest Communication International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 001-15577) filed with the Securities and Exchange Commission on May 3, 2006; Exhibit 10.2 of Qwest Communication International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-15577) filed with the Securities and Exchange Commission on February 8, 2007; Exhibit 10.3 of Qwest Communication International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on September 15, 2008; Exhibit 10.2 of Qwest Communication International Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-15577) filed with the Securities and Exchange Commission on April 30, 2009; and Exhibit 10.2 of Qwest Communication International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-15577) filed with the Securities and Exchange Commission on February 15, 2011).
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

	e.	SAVVIS, Inc. Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on May 5, 2006), as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.6 of SAVVIS, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on February 26, 2007); Amendment No. 2 (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 15, 2007); Amendment No. 3 (incorporated by reference to Exhibit 10.3 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-29375) filed with the Securities and Exchange Commission on July 31, 2007); Amendment No. 4 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009); and Amendment No. 5 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009).
12*	Ratio of Earnings to Fixed Charges
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2013.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)