Form 10-Q
period 2013-06-30
CENTURYLINK, INC
filed 2013-08-08
CIK 18926

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or
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

        On August 1, 2013, there were 600,675,937 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,525	4,612	9,038	9,222

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,873	1,912	3,669	3,789
Selling, general and administrative	814	835	1,632	1,706
Depreciation and amortization	1,123	1,208	2,240	2,416

Total operating expenses	3,810	3,955	7,541	7,911

OPERATING INCOME	715	657	1,497	1,311
OTHER INCOME (EXPENSE)
Interest expense	(325)	(335)	(641)	(678)
Net loss on early retirement of debt	—	(202)	—	(194)
Other income	4	3	43	15

Total other income (expense)	(321)	(534)	(598)	(857)
INCOME BEFORE INCOME TAX EXPENSE	394	123	899	454
Income tax expense	125	49	332	180

NET INCOME	$269	74	567	274

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$.45	.12	.93	.44
DILUTED	$.44	.12	.92	.44
DIVIDENDS DECLARED PER COMMON SHARE	$.540	.725	1.080	1.450
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	604,302	619,887	611,862	619,048
DILUTED	605,602	621,839	613,338	621,095

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
NET INCOME	$269	74	567	274

OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(10), $(3), $(18), and $(6) tax	11	5	24	10
Change in net prior service credit, net of $—, $—, $(1), and $— tax	1	—	2	—
Auction rate securities marked to market, net of $—, $—, $—, and $(2) tax	—	—	—	3
Foreign currency translation adjustment and other, net of $2, $—, $—, and $— tax	(5)	(3)	(13)	1

Other comprehensive income	7	2	13	14

COMPREHENSIVE INCOME	$276	76	580	288

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2013	December 31, 2012
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214	211
Accounts receivable, less allowance of $147 and $158	1,900	1,917
Income tax receivable	58	42
Deferred income taxes, net	906	891
Other	570	552

Total current assets	3,648	3,613

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	33,204	32,086
Accumulated depreciation	(14,427)	(13,054)

Net property, plant and equipment	18,777	19,032

GOODWILL AND OTHER ASSETS
Goodwill	21,744	21,732
Customer relationships, less accumulated amortization of $3,094 and $2,524	6,482	7,052
Other intangible assets, less accumulated amortization of $1,139 and $956	1,762	1,795
Other	841	796

Total goodwill and other assets	30,829	31,375

TOTAL ASSETS	$53,254	54,020

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$302	1,205
Accounts payable	1,285	1,207
Accrued expenses and other liabilities
Salaries and benefits	584	683
Income and other taxes	366	356
Interest	286	268
Other	259	234
Advance billings and customer deposits	666	642

Total current liabilities	3,748	4,595

LONG-TERM DEBT	20,283	19,400

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,980	3,644
Benefit plan obligations, net	5,578	5,844
Other	1,265	1,248

Total deferred credits and other liabilities	10,823	10,736

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, respectively, issued and outstanding 604,209 and 625,658 shares	604	626
Additional paid-in capital	18,291	19,079
Accumulated other comprehensive income (loss)	(1,688)	(1,701)
Retained earnings	1,193	1,285

Total stockholders' equity	18,400	19,289

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,254	54,020

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$567	274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,240	2,416
Deferred income taxes	307	137
Provision for uncollectible accounts	65	103
Gain on sale of intangible assets	(32)	—
Long-term debt premium amortization	(32)	(49)
Net loss on early retirement of debt	—	194
Changes in current assets and current liabilities:
Accounts receivable	(48)	(64)
Accounts payable	123	(140)
Accrued income and other taxes	(11)	22
Other current assets and other current liabilities, net	(163)	(6)
Retirement benefits	(220)	(163)
Changes in other noncurrent assets and liabilities, net	48	53
Other, net	12	22

Net cash provided by operating activities	2,856	2,799

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,410)	(1,305)
Proceeds from sale of intangible assets or property	75	133
Other, net	23	(3)

Net cash used in investing activities	(1,312)	(1,175)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,740	3,361
Payments of long-term debt	(1,018)	(3,630)
Early retirement of debt costs	—	(324)
Net payments on credit facility	(775)	(27)
Dividends paid	(661)	(905)
Net proceeds from issuance of common stock	40	65
Repurchase of common stock	(867)	(20)
Other, net	—	7

Net cash used in financing activities	(1,541)	(1,473)

Effect of exchange rate changes on cash and cash equivalents	—	2

Net increase in cash and cash equivalents	3	153
Cash and cash equivalents at beginning of period	211	128

Cash and cash equivalents at end of period	$214	281

Supplemental cash flow information:
Income taxes (paid), net	$(46)	(31)
Interest (paid) (net of capitalized interest of $18 and $21)	$(647)	(729)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in millions)
COMMON STOCK, $1.00 par value (represents dollars and shares)
Balance at beginning of period	$626	619
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	4
Repurchase of common stock	(24)	—
Shares withheld to satisfy tax withholdings	—	(1)

Balance at end of period	604	622

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	19,079	18,901
Issuance of common stock through dividend reinvestment, incentive and benefit plans	38	61
Repurchase of common stock	(845)	—
Shares withheld to satisfy tax withholdings	(16)	(19)
Share-based compensation and other, net	35	56

Balance at end of period	18,291	18,999

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance at beginning of period	(1,701)	(1,012)
Other comprehensive income	13	14

Balance at end of period	(1,688)	(998)

RETAINED EARNINGS
Balance at beginning of period	1,285	2,319
Net income	567	274
Dividends declared	(659)	(905)

Balance at end of period	1,193	1,688

TOTAL STOCKHOLDERS' EQUITY	$18,400	20,311

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

        Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first six months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

(2)   Goodwill

        During the first quarter of 2013, we reorganized our operating segments to support our new operating structure. As of June 30, 2013, we attributed our goodwill balances to our segments as follows:

June 30, 2013
(Dollars in millions)
Consumer	$10,379
Business	6,243
Wholesale	3,283
Data hosting	1,839

Total goodwill	$21,744

        For additional information on the reorganization of our segments, see Note 8—Segment Information.

(3)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	June 30, 2013	December 31, 2012
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,075	6,250
Credit facility(1)	4.250%	2017	45	820
Term loan	2.450%	2019	413	424
Subsidiaries
Qwest
Senior notes	6.125% - 8.375%	2014 - 2053	9,192	9,168
Embarq
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	6.875% - 8.770%	2013 - 2025	322	322
Other	6.750% - 9.000%	2013 - 2019	200	200
Capital lease and other obligations	Various	Various	683	734
Unamortized (discounts) premiums and other, net			(14)	18

Total long-term debt			20,585	20,605
Less current maturities			(302)	(1,205)

Long-term debt, excluding current maturities			$20,283	19,400

(1)
The information presented here illustrates the interest rates and maturity on our Credit Facility. The outstanding amount of our Credit Facility borrowings at June 30, 2013 was $45 million with an interest rate of 4.250%.

New Issuances

        On May 23, 2013, Qwest Corporation ("QC") issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

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

Repayments

        On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.

        On April 1, 2013, CenturyLink paid at maturity the $176 million principal amount of its 5.50% Notes.

Covenants

        As of June 30, 2013, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other debt agreements.

Subsequent Events

        On July 15, 2013, Embarq Corporation ("Embarq") paid at maturity the $59 million principal amount of its 6.875% Notes.

(4)   Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our consumer, business and wholesale segments.

        We report the current portion of liabilities for real estate leases that we have ceased using in accrued expenses and other liabilities and report the noncurrent portion in other noncurrent liabilities under deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At June 30, 2013, the current and noncurrent portions of our leased real estate accrual were $18 million and $103 million, respectively. The remaining lease terms range from 0.17 to 12.5 years, with a weighted average of 8.9 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$17	131
Accrued to expense	13	—
Payments, net	(18)	(8)
Reversals and adjustments	—	(2)

Balance at June 30, 2013	$12	121

(5)   Employee Benefits

        Net periodic pension benefit (income) expense included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$23	23	48	45
Interest cost	135	156	270	312
Expected return on plan assets	(224)	(212)	(448)	(424)
Recognition of prior service cost	1	1	2	2
Recognition of actuarial loss	20	7	40	15

Net periodic pension benefit (income)	$(45)	(25)	(88)	(50)

        Net periodic post-retirement benefit expense (income) included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$6	5	12	11
Interest cost	35	44	70	87
Expected return on plan assets	(10)	(11)	(20)	(22)
Recognition of actuarial loss	1	—	2	—

Net periodic post-retirement benefit expense	$32	38	64	76

        We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(6)   Earnings per Common Share

        Basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 were calculated as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013	2012
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income		$269	74	567	274
Earnings applicable to non-vested restricted stock		—	(1)	—	(1)

Net income applicable to common stock for computing basic earnings per common share		269	73	567	273

Net income as adjusted for purposes of computing diluted earnings per common share		$269	73	567	273

Shares (Denominator):
Weighted average number of shares:
Outstanding during period		607,755	621,600	615,138	620,670
Non-vested restricted stock		(3,453)	(2,660)	(3,276)	(2,602)
Non-vested restricted stock units		—	947	—	980

Weighted average shares outstanding for computing basic earnings per common share		604,302	619,887	611,862	619,048
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities		10	13	10	13
Shares issuable under incentive compensation plans		1,290	1,939	1,466	2,034

Number of shares as adjusted for purposes of computing diluted earnings per common share		605,602	621,839	613,338	621,095

Basic earnings per common share	$	..45	..12	..93	..44
Diluted earnings per common share		$.44	.12	.92	.44

        Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.4 million and 2.3 million for the three and six months ended for both June 30, 2013 and 2012, respectively.

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

        The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		June 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$19,902	20,680	19,871	21,457

(8)   Segment Information

        During the first quarter of 2013, we announced a reorganization of our operating segments. Consequently, beginning with the first quarter of 2013, we are reporting the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization was to strengthen our focus on the business market while continuing our commitment to our wholesale, hosting and consumer customers. The reorganization combined business sales and operations functions that formerly resided in the enterprise markets—network segment and the regional markets segment into the new unified business segment. The remaining customers serviced by the regional markets segment became the new consumer segment.

  •
  Consumer.  Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business.  Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and government customers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, Multiprotocol Label Switching ("MPLS"), Voice over Internet Protocol ("VoIP"), and network management services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale.  Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access and MPLS. Our legacy services offered to these customers include resale, unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services; and

  •
  Data hosting.  Consists primarily of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        We have restated previously reported segment results for the three and six months ended June 30, 2012, due to the above-described restructuring of our business. Segment results are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment revenues	$4,276	4,346	8,532	8,690
Total segment expenses	2,062	2,063	4,007	4,083

Total segment income	$2,214	2,283	4,525	4,607

Total margin percentage	51.8%	52.5%	53.0%	53.0%
Consumer:
Revenues	$1,494	1,540	3,005	3,104
Expenses	551	568	1,077	1,135

Income	$943	972	1,928	1,969

Margin percentage	63.1%	63.1%	64.2%	63.4%
Business:
Revenues	$1,525	1,537	3,029	3,045
Expenses	937	943	1,818	1,853

Income	$588	594	1,211	1,192

Margin percentage	38.6%	38.6%	40.0%	39.1%
Wholesale:
Revenues	$910	946	1,817	1,908
Expenses	301	313	575	625

Income	$609	633	1,242	1,283

Margin percentage	66.9%	66.9%	68.4%	67.2%
Data hosting:
Revenues	$347	323	681	633
Expenses	273	239	537	470

Income	$74	84	144	163

Margin percentage	21.3%	26.0%	21.1%	25.8%

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

  •
  Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

        Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Strategic services	$2,164	2,078	4,306	4,136
Legacy services	1,945	2,098	3,919	4,239
Data integration	167	170	307	315
Other	249	266	506	532

Total operating revenues	$4,525	4,612	9,038	9,222

        Other operating revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $249 million and $272 million for the six months ended June 30, 2013 and 2012, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented in the segment results table above.

        Our segment revenues include all revenues from our strategic, legacy and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers, with the exception of data hosting revenue generated from business and wholesale customers, which is reported in data hosting segment revenues. We report our segment expenses for our four segments as follows:

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

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. In addition, our assets and capital expenditures are not monitored by or reported to the chief operating decision maker ("CODM") by segment.

        The following table reconciles segment income to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment income	$2,214	2,283	4,525	4,607
Other operating revenues	249	266	506	532
Depreciation and amortization	(1,123)	(1,208)	(2,240)	(2,416)
Other unassigned operating expenses	(625)	(684)	(1,294)	(1,412)
Other income (expense), net	(321)	(534)	(598)	(857)
Income tax expense	(125)	(49)	(332)	(180)

Net income	$269	74	567	274

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

Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million in the aggregate. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. That ruling was affirmed on appeal, but Sprint has petitioned for further review by the U.S. Supreme Court. As of June 30, 2013, Sprint has paid us approximately $24 million in connection with this lawsuit. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred revenue related to these matters because we do not believe an adverse outcome is probable based upon current circumstances.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. On July 16, 2013, the Fulghum court granted plaintiffs' request to seek interlocutory review by the United States Court of Appeals for the Tenth Circuit. Embarq and the other defendants will defend the appeal, continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and, (ii) if so, to determine a reasonable estimate of probable liability.

Litigation Matters Relating to Qwest

        On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacity as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. We have not accrued a liability for this matter because we do not believe that liability is probable.

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.5 billion based on the exchange rate on June 30, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $285 million based on the exchange rate on June 30, 2013). On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.

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

        Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the Plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 28 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Virginia and Wisconsin), have received preliminary approval of the settlements in two states (Kentucky and Utah), and have not yet received either preliminary or final approval in four states (Arizona, Massachusetts, New Mexico and Texas). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.

Securities Actions

        CenturyLink and certain of its affiliates are defendants in two securities and two shareholder derivative actions. The securities actions are pending in federal court in the Southern District of New York and the derivative actions are pending in federal court in the Eastern and Western Districts of Louisiana, respectively. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and dividend. In addition, CenturyLink's Board of Directors recently received a demand from a shareholder to investigate the shareholder's allegations that the Company made false and misleading disclosures concerning the Company's ability to maintain its dividend and permitted certain officers and directors to engage in improper insider trading.

        The matters are in preliminary phases and the Company intends to defend against the filed actions vigorously. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

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

(10) Other Financial Information

Other Current Assets

        Other current assets reflected on our consolidated balance sheets consisted of the following:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$299	257
Materials, supplies and inventory	162	125
Assets held for sale	—	96
Deferred activation and installation charges	62	53
Other	47	21

Total other current assets	$570	552

        In January 2013, we sold $43 million of our wireless spectrum assets held for sale. The sale resulted in a gain of $32 million, which is recorded as other income on our consolidated statements of operations. During the quarter ended June 30, 2013, we reclassified our remaining $53 million of wireless spectrum assets from held for sale to other intangible assets on our consolidated balance sheet. Although we continue to pursue selling our remaining spectrum assets, we no longer expect to reach agreements with purchasers within the coming twelve months.

Selected Current Liabilities

        Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	June 30, 2013	December 31, 2012
	(Dollars in millions)
Accounts payable	$1,285	1,207

Other current liabilities:
Accrued rent	$46	48
Legal reserves	32	39
Unsettled repurchased common shares	18	—
Other	163	147

Total other current liabilities	$259	234

        Included in accounts payable at June 30, 2013 and December 31, 2012 were $237 million and $132 million, respectively, representing book overdrafts.

(11) Labor Union Contracts

        Approximately 38% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers.

Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012, and an additional 1,500 or 3% of our employees are subject to additional collective bargaining agreements that have expired since then. Since the expirations, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. On July 30, 2013, we reached a tentative agreement in our contract negotiations with the Communication Workers of America for a four-year labor contract covering approximately 12,000 of our employees. The new contract must be approved by the union's membership. The union has advised us that it plans to seek this approval before the end of September 2013.

(12) Repurchase of CenturyLink Common Stock

        In February 2013, the board of directors authorized us to repurchase up to $2 billion of our outstanding common stock. During the six months ended June 30, 2013, we repurchased 24 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $851 million, or an average purchase price of $35.53 per share. The repurchased common stock has been retired. As of June 30, 2013, we had approximately $1.15 billion in stock remaining available for repurchase under the Stock Repurchase Program. The figures set forth above exclude 0.5 million shares that, as of June 30, 2013, we had agreed to purchase under the program for $18 million, or an average purchase price of $35.27 per share, in transactions that settled early in the third quarter of 2013.

(13) Other Comprehensive Earnings

        The table below summarizes changes in our accumulated other comprehensive income (loss) by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive (loss) income before reclassifications	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive income	13	1	—	14

Net current-period other comprehensive income (loss)	13	1	(8)	6

Balance at March 31, 2013	$(1,386)	(288)	(21)	(1,695)

Other comprehensive (loss) income before reclassifications	—	—	(6)	(6)
Amounts reclassified from accumulated other comprehensive income	12	—	1	13

Net current-period other comprehensive income (loss)	12	—	(5)	7

Balance at June 30, 2013	$(1,374)	(288)	(26)	(1,688)

        The tables below present information about our reclassifications out of accumulated other comprehensive income (loss) by component:

Three Months Ended March 31, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total

	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(21)	See footnote 5-Employee Benefits
Prior service cost	(1)	See footnote 5-Employee Benefits

Total before tax	(22)
Income tax expense (benefit)	8	Income tax expense

Net of tax	$(14)

Three Months Ended June 30, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total

	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(21)	See footnote 5-Employee Benefits
Prior service cost	(1)	See footnote 5-Employee Benefits

Total before tax	(22)
Income tax expense (benefit)	10	Income tax expense
Insignificant items	(1)

Net of tax	$(13)

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

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2012, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.

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

        At June 30, 2013, we operated 13.3 million access lines in 37 states, served approximately 5.9 million broadband subscribers, and operated 55 data centers throughout North America, Europe and Asia. Our methodology for counting access lines may not be comparable to those of other companies.

        During the first quarter of 2013, we announced a reorganization of our operating segments. Consequently, we now report the following four segments in our consolidated financial statements:

  •
  Consumer.  Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business.  Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and government customers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, Multiprotocol Label Switching ("MPLS"), Voice over Internet Protocol ("VoIP"), and network management services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale.  Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access and MPLS. Our legacy services offered to these customers include resale, unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services; and

  •
  Data hosting.  Consists primarily of providing colocation, managed hosting and cloud hosting services to national and international enterprise and government customers.

        Our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis and are only reviewed by our chief operating decision maker ("CODM") on a consolidated basis. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 8—Segment Information to our consolidated financial statements in Item 1 of Part I of this report and "Results of Operations—Segment Results" below.

Results of Operations

        The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013	2012
	(Dollars in millions except per share amounts)
Operating revenues		$4,525	4,612	9,038	9,222
Operating expenses		3,810	3,955	7,541	7,911

Operating income		715	657	1,497	1,311
Other income (expense)		(321)	(534)	(598)	(857)
Income tax expense		125	49	332	180

Net income		$269	74	567	274

Basic earnings per common share	$	..45	..12	..93	..44
Diluted earnings per common share		$.44	.12	.92	.44

        The following table summarizes certain of our selected operational metrics:

	As of June 30,
			Increase / (Decrease)
	2013	2012(1)		% Change
	(in thousands)
Broadband subscribers(1)	5,909	5,766	143	2.5%
Access lines(1)	13,331	14,149	(818)	(5.8)%
Employees	46.9	47.1	(0.2)	—%

(1)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to Broadband subscribers and Access lines attributable to El Paso County Telephone Company's inclusion is approximately 3 and 4, respectively.

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

  Operating Revenues

        We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily broadband, private line (including special access which we market to wholesale and business customers), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in eleven markets, and our resold satellite), VoIP and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

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

        The following tables summarize our operating revenues under our current revenue categorization:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Strategic services	$2,164	2,078	86	4%
Legacy services	1,945	2,098	(153)	(7)%
Data integration	167	170	(3)	(2)%
Other	249	266	(17)	(6)%

Total operating revenues	$4,525	4,612	(87)	(2)%

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Strategic services	$4,306	4,136	170	4%
Legacy services	3,919	4,239	(320)	(8)%
Data integration	307	315	(8)	(3)%
Other	506	532	(26)	(5)%

Total operating revenues	$9,038	9,222	(184)	(2)%

        Operating revenues decreased $87 million and $184 million, or 2% and 2%, during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. This decrease was primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.7% and 6.1% in 2013. Our legacy services revenues were also negatively impacted in 2013 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Growth in our broadband, Ethernet, MPLS, facilities-based video and colocation customers accounted for a majority of the growth in strategic services revenues.

        Further analysis of our operating revenues by segment is provided below in "Segment Results."

  Operating Expenses

        Our operating expenses decreased $145 million and $370 million, or 4% and 5% for the three and six months ended June 30, 2013 as compared to June 30, 2012.

        The following tables summarize our operating expenses:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,873	1,912	(39)	(2)%
Selling, general and administrative	814	835	(21)	(3)%
Depreciation and amortization	1,123	1,208	(85)	(7)%

Total operating expenses	$3,810	3,955	(145)	(4)%

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,669	3,789	(120)	(3)%
Selling, general and administrative	1,632	1,706	(74)	(4)%
Depreciation and amortization	2,240	2,416	(176)	(7)%

Total operating expenses	$7,541	7,911	(370)	(5)%

        Cost of services and products (exclusive of depreciation and amortization) decreased slightly for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to a decrease in access expenses, maintenance costs and employee benefits costs. These decreases were partially offset by increases in facility cost, network expense and real estate and power cost. Cost of services and products (exclusive of depreciation and amortization) decreased slightly for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in salaries and wages costs associated with the reduction in headcount, reduction in severance costs related to our recent acquisitions, and decreases in employee benefits costs, professional fees, data integration costs and access expenses. The decreases were partially offset by increases in facility cost, network expense and real estate and power cost. We expect our salaries, wages and employee benefits expenses will increase during the second half of 2013 as we hire additional personnel in connection with our growth initiatives.

        Selling, general and administrative expenses decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to a reduction in bad debt expense and marketing and advertising costs, which were partially offset by an increase in salaries and wages costs. Selling, general and administrative expenses decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in salaries and wages costs associated with the reduction in headcount, reduction in severance costs related to our recent acquisitions and a reduction in bad debt expense, partially offset by an unfavorable accounting adjustment for life insurance costs.

        Depreciation expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes are the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the acquisition of new plant. Amortization expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 partially due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software is lower due to investment becoming fully amortized faster than new software is acquired.

        Further analysis of our operating expenses by segment is provided below in "Segment Results."

  Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Interest expense	$(325)	(335)	(10)	(3)%
Net loss on early retirement of debt	—	(202)	(202)	(100)%
Other income (expense)	4	3	1	33%

Total other income (expense)	$(321)	(534)	(213)	(40)%

Income tax expense	125	49	76	155%

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Interest expense	$(641)	(678)	(37)	(5)%
Net (loss) on early retirement of debt	—	(194)	(194)	(100)%
Other income (expense)	43	15	28	187%

Total other income (expense)	$(598)	(857)	(259)	(30)%

Income tax expense	332	180	152	84%

  Interest Expense

        Interest expense decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to a lower weighted-average coupon rate on the outstanding debt resulting from several debt financing transactions in the past eighteen months. The decrease was partially offset by a reduction in the amortization of debt premiums recorded in connection with our recent acquisitions. See Note 3—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about our debt.

  Other Income (Expense)

        Other income reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and foreign currency gains and losses. Other income for the three months ended June 30, 2013 remained substantially unchanged as compared to the three months ended June 30, 2012. Other income increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to a $32 million gain on the sale of wireless spectrum in January 2013. In the six months ended June 30, 2012 we recorded gains on a sale of our auction rate securities.

  Income Tax Expense

        The effective tax rate for the six months ended June 30, 2013 was 36.9% compared to 39.7% for the comparative prior year period. The 2013 year-to-date effective tax rate reflects the net impact of a favorable settlement with the Internal Revenue Service of $33 million recorded in the second quarter, which was partially offset by an unfavorable accounting adjustment for nondeductible life insurance costs recorded in the first quarter.

Segment Results

  General

        We have restated previously reported segment results due to the above-described reorganization of our business. Segment results are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment revenues	$4,276	4,346	8,532	8,690
Total segment expenses	2,062	2,063	4,007	4,083

Total segment income	$2,214	2,283	4,525	4,607

Total margin percentage	51.8%	52.5%	53.0%	53.0%
Consumer:
Revenues	$1,494	1,540	3,005	3,104
Expenses	551	568	1,077	1,135

Income	$943	972	1,928	1,969

Margin percentage	63.1%	63.1%	64.2%	63.4%
Business:
Revenues	$1,525	1,537	3,029	3,045
Expenses	937	943	1,818	1,853

Income	$588	594	1,211	1,192

Margin percentage	38.6%	38.6%	40.0%	39.1%
Wholesale:
Revenues	$910	946	1,817	1,908
Expenses	301	313	575	625

Income	$609	633	1,242	1,283

Margin percentage	66.9%	66.9%	68.4%	67.2%
Data hosting:
Revenues	$347	323	681	633
Expenses	273	239	537	470

Income	$74	84	144	163

Margin percentage	21.3%	26.0%	21.1%	25.8%

        Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers, with the exception of data hosting revenue generated from business and wholesale customers, which is reported in data hosting segment revenues. We report our segment expenses for our four segments as follows:

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

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, our assets and capital expenditures are not monitored by or reported to the CODM by segment. Other income (expense) does not relate to our segment operations and is therefore excluded from our segment results.

        As a result of the change in our operating segments previously discussed, we performed a qualitative assessment of our goodwill and concluded our goodwill assigned to the reporting units prior to the reorganization was not impaired.

  Consumer

        The operations of our consumer segment have been impacted by several significant trends, including those described below:

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our consumer segment. In order to remain competitive, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. In addition, we continue to refine our broadband marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We also continue to expand our strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain. We expect these efforts will improve our ability to compete and increase our strategic revenues;

  •
  Legacy services.  Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail, texting and social networking services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

        The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$628	590	38	6%
Legacy services	865	947	(82)	(9)%
Data integration	1	3	(2)	(67)%

Total revenues	1,494	1,540	(46)	(3)%

Segment expenses:
Direct	435	444	(9)	(2)%
Allocated	116	124	(8)	(6)%

Total expenses	551	568	(17)	(3)%

Segment income	$943	972	(29)	(3)%

Segment margin percentage	63.1%	63.1%

	Consumer Segment
	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$1,248	1,178	70	6%
Legacy services	1,754	1,921	(167)	(9)%
Data integration	3	5	(2)	(40)%

Total revenues	3,005	3,104	(99)	(3)%

Segment expenses:
Direct	848	889	(41)	(5)%
Allocated	229	246	(17)	(7)%

Total expenses	1,077	1,135	(58)	(5)%

Segment income	$1,928	1,969	(41)	(2)%

Segment margin percentage	64.2%	63.4%

  Segment Income

        Declines in local and long-distance services revenues associated with access line loss largely contributed to a decrease in our consumer segment income for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The decrease in revenues was partially offset by lower expenses.

  Segment Revenues

        Consumer revenues decreased 3% for each of the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. Growth in strategic services revenues partially offset the decline in legacy services revenues. The increase in strategic services revenues is due primarily to volume increases in our facilities-based video services and increases in the number of broadband subscribers, as well as from price increases on various services. Legacy services revenues decreased primarily due to declines in local and long-distance services associated with access line losses resulting from competitive pressures.

  Segment Expenses

        Consumer expenses decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to decreases in bad debt expense, facility costs, marketing expenses and allocated expenses. The decrease in allocated expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to reductions in network expenses, including professional fees, and fleet expenses, partially offset by increases in real estate and power. Consumer expenses decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in bad debt expense, facility costs and allocated expenses. For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, allocated expenses decreased primarily due to decreases in network expenses, including professional fees and salary and wages, as well as decreases in fleet expenses.

  Business

        The operations of our business segment have been impacted by several significant trends, including those described below:

  •
  Strategic services.  Our mix of total segment revenues continues to migrate from legacy services to strategic services as our commercial, enterprise, global and government customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to continue to grow during 2013.

  •
  Legacy services.  We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have recently experienced substantial budget cuts with the prospects of additional future budget cuts.

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

        The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$617	590	27	5%
Legacy services	742	780	(38)	(5)%
Data integration	166	167	(1)	(1)%

Total revenues	1,525	1,537	(12)	(1)%

Segment expenses:
Direct	829	829	—	—%
Allocated	108	114	(6)	(5)%

Total expenses	937	943	(6)	(1)%

Segment income	$588	594	(6)	(1)%

Segment margin percentage	38.6%	38.6%

	Business Segment
	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$1,232	1,168	64	5%
Legacy services	1,493	1,567	(74)	(5)%
Data integration	304	310	(6)	(2)%

Total revenues	3,029	3,045	(16)	(1)%

Segment expenses:
Direct	1,607	1,628	(21)	(1)%
Allocated	211	225	(14)	(6)%

Total expenses	1,818	1,853	(35)	(2)%

Segment income	$1,211	1,192	19	2%

Segment margin percentage	40.0%	39.1%

  Segment Income

        Business income decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to a greater decline in total revenue as compared to the decline in total expense. Business income increased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to lower direct expenses.

  Segment Revenues

        Business revenues decreased slightly for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. This decrease primarily reflected lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of data integration equipment. The strategic services growth came from increases in Ethernet and MPLS services, which were partially offset by decreases in private line services.

  Segment Expenses

        Business expenses decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to decreases in equipment and maintenance costs, bad debt expense and allocated expenses, partially offset by increases in professional fees and facility costs. Allocated expenses decreased for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to decreases in network expenses, including professional fees, partially offset by increases in real estate expenses. Business expenses decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in salaries, wages and benefits, equipment and maintenance costs, bad debt expense and allocated expenses, partially offset by increases in professional fees and facility costs. Allocated expenses decreased for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in network expenses, including professional fees and salaries and wages, partially offset by increases in real estate and power expenses.

  Wholesale

        The operations of our wholesale segment have been impacted by several significant trends, including those described below:

  •
  Strategic services.  Demand for our private line services (including special access) has begun to decline due to our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to negatively impact our wholesale segment, we believe the bandwidth consumption growth in our fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

  •
  Legacy services.  Our access, local services and long-distance revenues have been and we expect will continue to be adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression, including regulation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Our switched access revenues have been and will continue to be impacted by changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011 that we believe will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale segment. Conversely, the FCC instituted an access recovery charge that allows us to recover the majority of these lost revenues directly from end users in our Consumer and Business segments. We expect these factors will continue to adversely impact our wholesale segment; and

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our wholesale segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

        The following tables summarize the results of operations from our wholesale segment:

	Wholesale Segment
	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$572	575	(3)	(1)%
Legacy services	338	371	(33)	(9)%

Total revenues	910	946	(36)	(4)%

Segment expenses:
Direct	49	45	4	9%
Allocated	252	268	(16)	(6)%

Total expenses	301	313	(12)	(4)%

Segment income	$609	633	(24)	(4)%

Segment margin percentage	66.9%	66.9%

	Wholesale Segment
	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$1,145	1,157	(12)	(1)%
Legacy services	672	751	(79)	(11)%

Total revenues	1,817	1,908	(91)	(5)%

Segment expenses:
Direct	79	93	(14)	(15)%
Allocated	496	532	(36)	(7)%

Total expenses	575	625	(50)	(8)%

Segment income	$1,242	1,283	(41)	(3)%

Segment margin percentage	68.4%	67.2%

  Segment Income

        Declines in both strategic and legacy services revenues largely contributed to a decrease in our wholesale segment income for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The decreases in segment expenses did not fully offset the declines in segment revenue for the comparable periods.

  Segment Revenues

        Wholesale revenues decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. These decreases reflect lower revenues from both legacy and strategic services. The decreases in legacy services revenues reflect continuing declines in access, long-distance and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The declines in strategic services revenues were due to decreases in our private line and special access services revenues, partially offset by an increase in Ethernet revenues.

  Segment Expenses

        Wholesale expenses declined for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 primarily due to decreases in access expenses, facility costs and allocated expenses, which were partially offset by increases in external commissions. Allocated expenses for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 decreased primarily due to decreases in network expenses, including professional fees. Wholesale expenses declined for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to decreases in salaries and wages as a result of reductions in headcount, lower facility costs and reduced access costs and allocated expenses, which were partially offset by increases in external commissions. Allocated expenses for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 decreased primarily due to decreases in network expenses, including professional fees and salaries and wages, as well as decreases in fleet expenses.

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

        The following tables summarize the results of operations from our data hosting segment, which are all categorized as strategic services:

	Data Hosting Segment
	Three Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues	$347	323	24	7%
Segment expenses	273	239	34	14%

Segment income	$74	84	(10)	(12)%

Segment margin percentage	21.3%	26.0%

	Data Hosting Segment
	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012		% Change
	(Dollars in millions)
Segment revenues	$681	633	48	8%
Segment expenses	537	470	67	14%

Segment income	$144	163	(19)	(12)%

Segment margin percentage	21.1%	25.8%

  Segment Income

        Segment income declined for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. The decline was due to increased investment in growth programs such as savvisdirect and data center expansion which included an increase in headcount.

  Segment Revenues

        Data hosting revenues, which are all categorized as strategic services, increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to the impact of the acquisition of CIBER ITO Services ("CIBER"), which is reported in managed hosting services, and growth in colocation revenues. For the three and six months ended June 30, 2013, CIBER accounted for approximately $15 million and $29 million, respectively, of the increases in data hosting revenues.

  Segment Expenses

        Data hosting expenses increased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012. Higher employee related costs resulting from the CIBER acquisition accounted for approximately $15 million and $29 million of the increases for the three and six months ended June 30, 2013, respectively. In addition, increases in professional fees, network expenses, employee benefits costs and real estate and power costs, as well as our continuing investment in cloud growth initiatives via savvisdirect, contributed to the increases in data hosting expenses.

Liquidity and Capital Resources

Overview

        At June 30, 2013, we held cash and cash equivalents of $214 million and we had $1.955 billion available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At June 30, 2013, cash and cash equivalents of $71 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, access to foreign cash is generally more restrictive than access to domestic cash.

        We and our board of directors monitors our use of cash throughout the year, but with enhanced scrutiny early each year in connection with the review of annual budgets. In connection with our budgeting process in early 2013, our executive officers and board of directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by 2015. In connection therewith, the board of directors determined that reducing our quarterly dividend rate beginning in 2013, together with implementing a share repurchase program, would enhance our long-term ability to balance our multiple objectives of growing our business, honoring our debt and pension commitments, and returning cash to our shareholders. Based on the current capital allocation objectives approved by our board in early 2013, during the last six months of 2013 we anticipate expending cash of between $1.5 billion and $1.6 billion for capital investment in property, plant and equipment and capitalized software and $660 million or less for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54. We have debt maturities of approximately $120 million over the remainder of 2013, and we also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.

        We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our board of directors. We may also draw on our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance capital investments, repayments of debt, pension contributions, dividends or stock repurchases.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth, operating, productivity, expense or service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. We estimate our total capital expenditures during the remainder of 2013 to be approximately $1.5 billion to $1.6 billion.

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services as well as our continuing investment in "fiber to the tower" initiatives. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

        In 2012 and early 2013, we accepted approximately $35 million from Round 1 of Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. In 2013, the FCC announced another round of CAF funding and we are eligible to receive at least $90 million of additional funding under Round 2 of Phase 1 of CAF. We are currently evaluating how much of this funding to accept.

Debt and Other Financing Arrangements

        On July 15, 2013, our subsidiary Embarq paid at maturity the $59 million principal amount of its 6.875% Notes. Approximately $50 million of Embarq 6.750% Notes will mature on August 15, 2013.

        Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing QC debt securities to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by credit rating agencies, among other factors.

        Following our announcement on February 13, 2013 of changes in our capital allocation plans, two credit agencies downgraded CenturyLink's debt credit ratings. As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba2	Baa3
Fitch Ratings	BB+	BBB-

        We believe the CenturyLink downgrades raised our borrowing costs and could under certain circumstances limit our access to the capital markets. Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of our borrowing under the Credit Facility, among other things. For further discussion of the potential impacts of additional downgrades of the credit ratings relating to us, QC or any of our other subsidiaries, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.

Dividends

        We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our board of director's discretion to modify or terminate this practice at any time. In early 2013, our board of directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe resulted in a dividend payout rate that is more sustainable over the long-term, and thereby increases our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. At this rate of $0.54 per share, we anticipate our total dividends paid each quarter will be $330 million or less, depending on how much stock we repurchase in future periods and excluding the impact of any currently unforeseen share issuances. See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.

Stock Repurchase Program

        In February 2013, the board of directors authorized us to repurchase up to $2 billion of our outstanding common stock. As of June 30, 2013, we had approximately $1.15 billion in stock remaining available for repurchase under the Stock Repurchase Program (excluding 0.5 million common shares that, as of June 30, 2013, we had agreed to purchase under the program for $18 million in transactions that settled early in the third quarter of 2013). As of August 6, 2013, we had repurchased 28.3 million common shares for an aggregate market price of $1.01 billion and an average purchase price of $35.56 per share. The repurchased common stock has been retired. We expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions and other factors. For additional information on repurchases made during the three months ended June 30, 2013, see Item 2 of Part II of this report.

Credit Facilities

        Our $2.0 billion amended and restated revolving credit facility matures in April 2017. The Credit Facility has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance will reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are currently guaranteed by five of our subsidiaries. At June 30, 2013, we had $45 million in borrowings and no letters of credit outstanding under the Credit Facility.

        Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, our debt to EBITDA ratios under certain debt agreements could be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

        We also maintain a revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At June 30, 2013, our outstanding letters of credit totaled $123 million under this facility, which is terminable at will by either party.

Future Contractual Obligations

        For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status of our plans is measured annually at December 31. See Note 5—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report for additional information about our pension and other post-retirement benefit arrangements.

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

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $626 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. The actual number of years that our more liquid assets will fund covered benefits could be substantially shorter or longer than projected depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Our estimated annual long-term rate of return on the pension plans trust assets is 7.50% and for the post-retirement plans trust assets ranges from 5.34% to 7.50% based on the assets currently held; however, actual returns could vary widely in any given year.

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

Historical Information

        The following table summarizes our cash flow activities:

	Six Months Ended June 30,
			Increase / (Decrease)
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$2,856	2,799	57
Net cash used in investing activities	(1,312)	(1,175)	137
Net cash used in financing activities	(1,541)	(1,473)	68

        Net cash provided by operating activities increased due primarily to higher consolidated earnings and changes in accounts payable, which were substantially offset by changes in other current assets and current liabilities. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities increased primarily due to increased payments for property, plant and equipment and less proceeds from the sale of intangible assets or property.

        Net cash used in financing activities increased due primarily to a significant increase in stock repurchases (due to our recently announced buyback program) offset substantially by a decrease in net debt paydowns, payment of early retirement of debt costs in 2012 with none in 2013, and a decrease in dividends paid due to our recently announced reduction.

        On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.

        On May 23, 2013, QC issued approximately $775 million aggregate principal amount of 6.125% Notes due 2053 including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering in exchange for net proceeds, after deducting underwriting discounts and expenses, of $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued interest.

        On April 1, 2013, CenturyLink paid at maturity the $176 million principal amount of its 5.50% Notes.

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

        During the six months ended June 30, 2013, we repurchased 24 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $851 million, or an average purchase price of $35.53 per share. The repurchased common stock has been retired.

Certain Matters Related to Acquisitions

        Qwest's pre-acquisition debt obligations consisted primarily of debt securities issued by QCII and two of its subsidiaries while Savvis' remaining long-term debt obligations consist primarily of capital leases, all of which are now included in our consolidated debt balances. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.

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

        The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2013	From April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$34	240	274
Extinguished(1)	—	235	235

Total premiums recognized	$34	475	509

(1)
See "Debt and Other Financing Arrangements" for more information

        The remaining premium of $184 million as of June 30, 2013 will reduce interest expense in future periods, unless otherwise extinguished.

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

        We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 9—Commitment and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings, including matters involving Qwest.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

        From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2013, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        There were no material changes to market risks arising from changes in interest rates for the six months ended June 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 or (iii) discussed under the heading "Market Risk" above.

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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, expressed or implied if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment and net neutrality); our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions; our ability to successfully integrate recently-acquired operations into our incumbent operations, including the possibility that the anticipated benefits from our recent acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use net operating loss carryovers of Qwest in projected amounts; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal or regulatory proceedings involving us; our ability to pay common share dividends in accordance with past practices, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which have adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, broadband providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

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

        Approximately 38% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers.

Approximately 12,000 or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012, and an additional 1,500 or 3% of our employees are subject to additional collective bargaining agreements that have expired since then. Since the expirations, we have been negotiating the terms of new agreements. In the meantime, the predecessor agreements have been extended, and the applicable unions have agreed to provide us with at least twenty-four hour advance notice before terminating those predecessor agreements. On July 30, 2013, we reached a tentative agreement in our contract negotiations with the Communication Workers of America for a four-year labor contract covering approximately 12,000 of our employees. The new contract must be approved by the union's membership. The union has advised us that it plans to seek this approval before the end of September 2013.

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

        Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

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

  •
  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our customers' end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

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

        We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of Qwest's business, operations, networks, systems, technologies, policies and procedures with our own. We have integrated a number of our systems, and we continue to work towards completing the planned integration of our remaining systems. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

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

        As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

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

        Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing amounts owed to us for carrying Voice over Internet Protocol ("VoIP") traffic, or traffic they claim to be VoIP traffic, and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        Risks associated with recent changes in federal regulation.    On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund ("USF") and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the CAF order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.

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

        In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. The FCC's "net neutrality" regulations, which are currently on appeal to the federal circuit court, could adversely impact our ability to operate our high-speed data network profitably and to undertake the upgrades and implement network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.

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

        As a diversified full service incumbent local exchange carrier in most of our key markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and competitive local exchange carrier operations, and to our facilities-based video services. These requirements could delay us in expanding our operations or increase the costs of providing these services.

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

        We continue to carry significant debt. As of June 30, 2013, our consolidated debt was approximately $20.6 billion. Approximately $2.7 billion of our debt securities come due over the next thirty-six months.

        Our significant levels of debt can adversely affect us in several other respects, including (i) limiting the ability of CenturyLink and its subsidiaries to access the capital markets, (ii) exposing CenturyLink and its subsidiaries to the risk of credit rating downgrades, as described further below in the next captioned risk factor, (iii) hindering our flexibility to plan for or react to changing market, industry or economic conditions, (iv) limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors. The effects of each of these factors could be intensified if we increase our borrowings.

        We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to the unstable economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if our payments for federal taxes increase faster or in greater amounts than currently anticipated, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, if we engage in any acquisitions or if we undertake substantial capital projects or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.

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

        We are currently subject to material obligations under our defined benefit pension plans and other post-retirement benefit plans. As of December 31, 2012, our pension plans and the trust for our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 5—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report.

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

        As noted above, certain of our post-retirement health care and life insurance benefits plans are substantially unfunded.

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

Other Risks

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.

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

        A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our board of directors. Several of our debt instruments require us to offer to repay our debt incurred thereunder in the event of a change of control, which could render any such transaction more expensive to a potential acquiror. For additional information, please see our Registration Statement on Form 8-A/A filed with the SEC July 1, 2009. This could deprive our shareholders of any related takeover premium.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

        In February 2013, our board of directors authorized the repurchase of up to an aggregate of $2 billion of our outstanding common shares. The new repurchase program terminates on February 13, 2015. During the three months ended June 30, 2013, we repurchased approximately 13 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $465 million, or an average purchase price of $36.33 per share. The common stock repurchased has been retired.

        The following table contains information about shares of our previously-issued common stock that were repurchased under our Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
April 2013	6,027,697	$36.33	6,027,697	$1,395,278,910
May 2013	3,439,978	37.37	3,439,978	1,266,721,555
June 2013	3,342,093	35.25	3,342,093	1,148,925,149

Total	12,809,768	36.33	12,809,768

        The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the second quarter of 2013 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2013	67,255	$35.13
May 2013	52,608	34.23
June 2013	82	35.43

Total	119,945

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
b.*
Guarantee Agreement, dated as of April 6, 2012, by and among the guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012).
4.3	Instruments relating to CenturyLink, Inc.'s Term Loan.

a.	Credit Agreement, dated as of April 18, 2012, by and among CenturyLink, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012).

	b.*	Guarantee Agreement, dated as of April 18, 2012, by and among the guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012).
4.4	Instruments relating to CenturyLink's public senior debt.[2]
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

2 Certain of the items in Sections 4.4, 4.5 and 4.6 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

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
(xi)
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).
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
(i)
Form of Restricted Stock Agreement for executive officers used in 2011 and 2012 (incorporated by reference to Exhibit 10.2(a) (i) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).
(ii)
Form of Restricted Stock Agreement for non-management directors used since 2011 (incorporated by reference to Exhibit 10.2(a) (ii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).
		(iii)*	Form of Restricted Stock Agreement for executive officers used since May 2013.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to our Consolidated Financial Statements.

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2013.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer)