Form 10-Q
period 2013-09-30
CENTURYLINK, INC
filed 2013-11-08
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

On October 31, 2013, there were 591,070,797 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,515	4,571	13,553	13,793
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,918	1,943	5,587	5,732
Selling, general and administrative	1,047	748	2,679	2,454
Depreciation and amortization	1,135	1,144	3,375	3,560
Impairment of goodwill (Note 2)	1,100	—	1,100	—
Total operating expenses	5,200	3,835	12,741	11,746
OPERATING (LOSS) INCOME	(685)	736	812	2,047
OTHER INCOME (EXPENSE)
Interest expense	(329)	(326)	(970)	(1,004)
Net loss on early retirement of debt	—	—	—	(194)
Other income	9	12	52	27
Total other income (expense)	(320)	(314)	(918)	(1,171)
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,005)	422	(106)	876
Income tax expense	40	152	372	332
NET (LOSS) INCOME	$(1,045)	270	(478)	544
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(1.76)	.43	(0.79)	.88
DILUTED	$(1.76)	.43	(0.79)	.87
DIVIDENDS DECLARED PER COMMON SHARE	$.54	.725	1.62	2.175
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	594,587	621,148	606,104	619,748
DILUTED	594,587	623,296	606,104	621,828
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
NET (LOSS) INCOME	$(1,045)	270	(478)	544
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(8), $(3), $(25), and $(9) tax	13	4	40	14
Change in net prior service credit, net of $–, $(1), $(1), and $(1) tax	1	2	2	2
Auction rate securities marked to market, net of $–, $–, $–, and $(2) tax	—	—	—	3
Foreign currency translation adjustment and other, net of $–, $–, $–, and $– tax	13	8	(1)	9
Other comprehensive income	27	14	41	28
COMPREHENSIVE (LOSS) INCOME	$(1,018)	284	(437)	572
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2013	December 31, 2012
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$266	211
Accounts receivable, less allowance of $151 and $158	1,911	1,917
Income tax receivable	68	42
Deferred income taxes, net	1,004	891
Other	563	552
Total current assets	3,812	3,613
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	33,724	31,933
Accumulated depreciation	(15,059)	(13,024)
Net property, plant and equipment	18,665	18,909
GOODWILL AND OTHER ASSETS
Goodwill	20,637	21,732
Customer relationships, less accumulated amortization of $3,370 and $2,524	6,206	7,052
Other intangible assets, less accumulated amortization of $1,290 and $986	1,842	1,918
Other	822	796
Total goodwill and other assets	29,507	31,498
TOTAL ASSETS	$51,984	54,020
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$191	1,205
Accounts payable	1,158	1,207
Accrued expenses and other liabilities
Salaries and benefits	679	683
Income and other taxes	397	356
Interest	355	268
Other	498	234
Advance billings and customer deposits	700	642
Total current liabilities	3,978	4,595
LONG-TERM DEBT	20,391	19,400
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,125	3,644
Benefit plan obligations, net	5,488	5,844
Other	1,288	1,248
Total deferred credits and other liabilities	10,901	10,736
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 593,497 and 625,658 shares	593	626
Additional paid-in capital	17,954	19,079
Accumulated other comprehensive loss	(1,660)	(1,701)
(Accumulated Deficit) Retained earnings	(173)	1,285
Total stockholders' equity	16,714	19,289
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,984	54,020
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(478)	544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,375	3,560
Impairment of goodwill (Note 2)	1,100	—
Deferred income taxes	349	260
Provision for uncollectible accounts	111	144
Gain on sale of intangible assets	(32)	—
Long-term debt premium amortization	(45)	(71)
Net loss on early retirement of debt	—	194
Changes in current assets and current liabilities:
Accounts receivable	(105)	(136)
Accounts payable	—	48
Accrued income and other taxes	30	65
Other current assets and other current liabilities, net	303	134
Retirement benefits	(288)	(179)
Changes in other noncurrent assets and liabilities, net	61	91
Other, net	27	32
Net cash provided by operating activities	4,408	4,686
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,211)	(2,024)
Proceeds from sale of intangible assets or property	75	133
Other, net	19	28
Net cash used in investing activities	(2,117)	(1,863)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,740	3,363
Payments of long-term debt	(1,169)	(4,529)
Early retirement of debt costs	—	(324)
Net payments on credit facility	(620)	3
Dividends paid	(986)	(1,357)
Net proceeds from issuance of common stock	54	91
Repurchase of common stock	(1,252)	(20)
Other, net	(3)	14
Net cash used in financing activities	(2,236)	(2,759)
Effect of exchange rate changes on cash and cash equivalents	—	2
Net increase in cash and cash equivalents	55	66
Cash and cash equivalents at beginning of period	211	128
Cash and cash equivalents at end of period	$266	194
Supplemental cash flow information:
Income taxes (paid), net	$(45)	(59)
Interest (paid) (net of capitalized interest of $30 and $33)	$(915)	(997)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$626	619
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	5
Repurchase of common stock	(35)	—
Shares withheld to satisfy tax withholdings	—	(1)
Balance at end of period	593	623
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	19,079	18,901
Issuance of common stock through dividend reinvestment, incentive and benefit plans	50	86
Repurchase of common stock	(1,219)	—
Shares withheld to satisfy tax withholdings	(16)	(17)
Share-based compensation and other, net	60	82
Balance at end of period	17,954	19,052
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance at beginning of period	(1,701)	(1,012)
Other comprehensive income	41	28
Balance at end of period	(1,660)	(984)
(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	1,285	2,319
Net (loss) income	(478)	544
Dividends declared	(980)	(1,357)
Balance at end of period	(173)	1,506
TOTAL STOCKHOLDERS' EQUITY	$16,714	20,197
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
Our consolidated balance sheet as of December 31, 2012, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2012 to conform to the current period presentation. Specifically, we have reclassified $123 million in software development costs, net of $30 million in accumulated amortization, from property, plant and equipment to other intangibles assets on our consolidated balance sheet as of December 31, 2012.
We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our segment reporting. See Note 8—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net (loss) income for any period.

(2)   Goodwill
During the first quarter of 2013, we reorganized our operating segments to support our new operating structure. As a result, we reassigned goodwill to our segments using a relative fair value allocation approach. In the table below we have reclassified $170 million from our data hosting segment to our business segment compared to the amounts disclosed in our prior 2013 quarterly reports. We determined that there was an error in the calculation used to reallocate goodwill related to our January 3, 2013 segment reorganization and we have revised our goodwill allocation relative to the fair values reflective of the segment changes at that date. This revision does not change the total amount of goodwill recorded on our consolidated balance sheet as of any prior period and would not have resulted in an impairment in a prior period.

As of January 3, 2013
(Dollars in millions)
Consumer	$10,379
Business	6,413
Wholesale	3,283
Data hosting	1,657
Total goodwill	$21,732
For additional information on the reorganization of our segments, see Note 8—Segment Information.
We test our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our testing determines the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30, at which date we test our reporting units, which are our four operating segments (consumer, business, wholesale and data hosting).
Our reporting units, which we refer to as our segments, are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each segment, we compare its estimated fair value to the carrying value of the assets that we attribute to the segment. If the estimated fair value of the segment is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the segment is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill that we attribute to the segment. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.
At September 30, 2013, as a result of the January 2013 internal reorganization of our four segments, we did not have a baseline valuation upon which to perform a qualitative assessment. Additionally, our stock price and total company forecasted cash flows declined since our previous quantitative assessment. Therefore, we are in the process of completing our goodwill impairment testing by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete projection period.
We have not yet completed our impairment testing. However, based on our analysis performed thus far with respect to these segments as described above, we believe that the goodwill related to the wholesale, consumer and business segments was not impaired as of September 30, 2013, but we believe that the goodwill for the data hosting segment was impaired as of September 30, 2013. The data hosting segment is experiencing slower than previously projected revenue and margin growth and greater than anticipated competitive pressures. As a result, we have estimated that the fair value of our data hosting segment is less than its carrying value.
We have not finalized our impairment estimate for the data hosting segment due to the limited time period from the testing date to the filing date for this report, as well as the time required to estimate the fair values of certain assets and liabilities for this segment. Although our analysis is incomplete, we recorded our best estimate of a non-cash, non-tax-deductible goodwill impairment charge of $1.1 billion during the third quarter of 2013 for goodwill attributed to our data hosting segment. We expect to complete our impairment analysis prior to reporting our financial results for the fourth quarter of 2013 and will record an adjustment, which could be material, to our preliminary estimate at that time.

As of September 30, 2013, we attributed our aggregate goodwill balance, after recording the above-described impairment to our data hosting segment, to our four segments as follows:

As of September 30, 2013
(Dollars in millions)
Consumer	$10,379
Business	6,413
Wholesale	3,283
Data hosting (1)	562
Total goodwill	$20,637
_______________________________________________________________________________
(1) Data hosting includes an adjustment to goodwill for an immaterial acquisition in the second quarter of 2013.
 (3) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums, is as follows:

	Interest Rates	Maturities	September 30, 2013	December 31, 2012
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,075	6,250
Credit facility(1)	4.250%	2017	200	820
Term loan	2.430%	2019	407	424
Subsidiaries
Qwest
Senior notes	6.125% - 8.375%	2014 - 2053	9,192	9,168
Embarq
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2014 - 2025	262	322
Other	9.000%	2019	150	200
Capital lease and other obligations	Various	Various	653	734
Unamortized (discounts) premiums and other, net			(26)	18
Total long-term debt			20,582	20,605
Less current maturities			(191)	(1,205)
Long-term debt, excluding current maturities			$20,391	19,400
______________________________________________________________________________

(1)	The outstanding amount of our Credit Facility borrowings at September 30, 2013 was $200 million with an interest rate of 4.250%. These amounts change on a regular basis.
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
On March 21, 2013, CenturyLink, Inc. issued $1 billion aggregate principal amount of 5.625% Notes due 2020 in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $988 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.
Repayments
On August 15, 2013, a subsidiary of Embarq Corporation ("Embarq") paid at maturity the $50 million principal amount of its 6.75% Notes.
On July 15, 2013, a subsidiary of Embarq paid at maturity the $59 million principal amount of its 6.875% Notes.
On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.
On April 1, 2013, CenturyLink, Inc. paid at maturity the $176 million principal amount of its 5.50% Notes.
Covenants
As of September 30, 2013, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other debt agreements.
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
We report the current portion of liabilities for real estate leases that we have ceased using in accrued expenses and other liabilities and report the noncurrent portion in other noncurrent liabilities under deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At September 30, 2013, the current and noncurrent portions of our leased real estate accrual were $18 million and $99 million, respectively. The remaining lease terms range from 0.3 to 12.3 years, with a weighted average of 8.7 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$17	131
Accrued to expense	17	—
Payments, net	(23)	(12)
Reversals and adjustments	—	(2)
Balance at September 30, 2013	$11	117

(5)   Employee Benefits
Net periodic pension benefit expense (income) included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$22	23	70	68
Interest cost	137	156	407	468
Expected return on plan assets	(224)	(212)	(672)	(636)
Recognition of prior service cost	1	1	4	3
Recognition of actuarial loss	20	7	61	22
Net periodic pension benefit expense (income)	$(44)	(25)	(130)	(75)
Net periodic post-retirement benefit expense (income) included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Service cost	$6	5	18	16
Interest cost	35	44	105	131
Expected return on plan assets	(10)	(11)	(30)	(33)
Recognition of actuarial loss	1	—	3	—
Net periodic post-retirement benefit expense (income)	$32	38	96	114
We report net periodic benefit expense (income) for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(6)   (Loss) Earnings per Common Share
Basic and diluted (loss) earnings per common share for the three and nine months ended September 30, 2013 and 2012 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (Numerator):
Net (loss) income	$(1,045)	270	(478)	544
Earnings applicable to non-vested restricted stock	—	—	—	(1)
Net (loss) income applicable to common stock for computing basic (loss) earnings per common share	(1,045)	270	(478)	543
Net (loss) income as adjusted for purposes of computing diluted (loss) earnings per common share	$(1,045)	270	(478)	543
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	598,350	622,769	609,542	621,370
Non-vested restricted stock	(3,763)	(2,541)	(3,438)	(2,582)
Non-vested restricted stock units	—	920	—	960
Weighted average shares outstanding for computing basic (loss) earnings per common share	594,587	621,148	606,104	619,748
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	13	—	13
Shares issuable under incentive compensation plans	—	2,135	—	2,067
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	594,587	623,296	606,104	621,828
Basic (loss) earnings per common share	$(1.76)	0.43	(0.79)	0.88
Diluted (loss) earnings per common share (1)	$(1.76)	0.43	(0.79)	0.87
______________________________________________________________________
(1) For the three and nine months ended September 30, 2013, we excluded from the calculation of diluted loss per share 1.16 million shares and 1.37 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.
Our calculation of diluted (loss) earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.7 million and 2.0 million for the three months ended September 30, 2013 and 2012, respectively, and 2.5 million and 2.2 million for the nine months ended September 30, 2013 and 2012.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		September 30, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$19,929	20,124	19,871	21,457
(8)   Segment Information
During the first quarter of 2013, we announced a reorganization of our operating segments. Consequently, since the first quarter of 2013, we have reported the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization was to strengthen our focus on the business market while continuing our commitment to our wholesale, hosting and consumer customers. The reorganization combined business sales and operations functions that formerly resided in the enterprise markets—network segment and the regional markets segment into the new unified business segment. The remaining customers formerly serviced by the regional markets segment became the new consumer segment. Each of the current segments are described further below:

•
Consumer. Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance service.

•
Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and governmental customers. Our strategic products and services offered to these customers include our private line, broadband, Ethernet, Multiprotocol Label Switching ("MPLS"), Voice over Internet Protocol ("VoIP"), and network management services. Our legacy services offered to these customers include local and long-distance service.

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include resale of our services, unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services.

•	Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global and governmental customers.

We have restated previously reported segment results for the three and nine months ended September 30, 2012, due to the above-described restructuring of our business. Segment results are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment revenues	$4,267	4,314	12,799	13,004
Total segment expenses	2,105	2,071	6,112	6,154
Total segment income	$2,162	2,243	6,687	6,850
Total margin percentage	50.7%	52.0%	52.2%	52.7%
Consumer:
Revenues	$1,503	1,536	4,508	4,640
Expenses	580	585	1,657	1,720
Income	$923	951	2,851	2,920
Margin percentage	61.4%	61.9%	63.2%	62.9%
Business:
Revenues	$1,544	1,541	4,573	4,586
Expenses	958	936	2,776	2,789
Income	$586	605	1,797	1,797
Margin percentage	38.0%	39.3%	39.3%	39.2%
Wholesale:
Revenues	$878	910	2,695	2,818
Expenses	293	304	868	929
Income	$585	606	1,827	1,889
Margin percentage	66.6%	66.6%	67.8%	67.0%
Data hosting:
Revenues	$342	327	1,023	960
Expenses	274	246	811	716
Income	$68	81	212	244
Margin percentage	19.9%	24.8%	20.7%	25.4%
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

•	Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Strategic services	$2,189	2,101	6,495	6,237
Legacy services	1,915	2,045	5,834	6,284
Data integration	163	168	470	483
Other	248	257	754	789
Total operating revenues	$4,515	4,571	13,553	13,793
Other operating revenues include revenues from universal service funds which allow us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in equal amounts in both operating revenues and expenses) and aggregated approximately $368 million and $398 million for the nine months ended September 30, 2013 and 2012, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented in the segment results table above.
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers, with the exception of data hosting revenue generated from business and wholesale customers, which is reported as data hosting segment revenues. We report our segment expenses for our four segments as follows:

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
We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. In addition, our assets and capital expenditures are not monitored by or reported to the chief operating decision maker ("CODM") by segment.
The following table reconciles segment income to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment income	$2,162	2,243	6,687	6,850
Other operating revenues	248	257	754	789
Depreciation and amortization	(1,135)	(1,144)	(3,375)	(3,560)
Impairment of goodwill (Note 2)	(1,100)	—	(1,100)	—
Other unassigned operating expenses	(860)	(620)	(2,154)	(2,032)
Other income (expense), net	(320)	(314)	(918)	(1,171)
Income tax expense	(40)	(152)	(372)	(332)
Net (loss) income	$(1,045)	270	(478)	544

(9)   Commitments and Contingencies
In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.
We have established accrued liabilities only for the matters described below where losses are deemed probable and reasonably estimable.
We are vigorously defending against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.
Litigation Matters Relating to CenturyLink and Embarq
In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million in the aggregate. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. That ruling was affirmed on appeal, and Sprint's petition for further review by the U.S. Supreme Court has been denied. As a result, this lawsuit is concluded and, as of September 30, 2013, Sprint has paid us approximately $24 million in connection with this lawsuit. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred revenue related to these matters because we do not believe an adverse outcome is probable based upon current circumstances.
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
Litigation Matters Relating to Qwest
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. We have not accrued a liability for this matter because we do not believe that liability is probable.
On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with

Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.7 billion based on the exchange rate on September 30, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.
In October 2013 following a confidential mediation, Qwest, KPN, and the trustees reached a tentative oral agreement on the principal financial terms of a potential settlement. The potential settlement terms include Qwest's payment of €172 million (or approximately $233 million based on the exchange rate on September 30, 2013) to the KPNQwest bankruptcy estate pursuant to its indemnification obligations, discussed below. The tentative settlement is subject to several conditions, including the negotiation and execution of a definitive settlement agreement acceptable to the plaintiffs and various other defendants and the approval of the Dutch bankruptcy court.
On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $296 million based on the exchange rate on September 30, 2013). The value of this claim will be reduced to the degree plaintiffs receive recovery from the tentative trustee settlement described above. While we expect the plaintiffs would receive proceeds from any such trustee settlement, the amounts of such expected recovery are not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.
Regarding the 2010 proceeding filed by the trustees, we have accrued a liability in the third quarter of 2013 in the pre-tax amount of €172 million (or approximately $233 million reflected in our accompanying consolidated financial statements based on the exchange rate on September 30, 2013) which equals Qwest's proposed contribution under the terms of the tentative settlement. In the event that a settlement is not finalized, we will continue to defend against the matter vigorously. Regarding the 2006 suit brought by Cargill Financial Markets, Plc and Citibank. N.A., we do not believe that liability is probable and will continue to defend against the matter vigorously.
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
Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 29 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia and Wisconsin), have received only preliminary approval of the settlement in one state (Kentucky), and have not yet received either preliminary or final approval in one state where an action is pending (Texas) and three states where actions were at one time, but are not currently, pending (Arizona, Massachusetts, and New Mexico). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.
Securities Actions
CenturyLink and certain of its affiliates are defendants in two securities and four shareholder derivative actions. The securities actions are pending in federal court in the Southern District of New York and the derivative actions are pending in federal court in the Eastern and Western Districts of Louisiana, and Louisiana state court. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013.
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
(10) Other Financial Information
Other Current Assets
Other current assets reflected on our consolidated balance sheets consisted of the following:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Prepaid expenses	$277	257
Materials, supplies and inventory	172	125
Assets held for sale	—	96
Deferred activation and installation charges	69	53
Other	45	21
Total other current assets	$563	552
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
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Accounts payable	$1,158	1,207
Other current liabilities:
Accrued rent	$46	48
Legal reserves	266	39
Unsettled repurchased common shares	18	—
Other	168	147
Total other current liabilities	$498	234

We had approximately $132 million and $132 million in book overdrafts included in accounts payable at September 30, 2013 and December 31, 2012, respectively.
(11) Labor Union Contracts
Approximately 37% of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012, and an additional 1,600 or 4% of our employees are subject to additional collective bargaining agreement that have expired since then. Since the expirations, we have been negotiating the terms of new agreements. Recently, we reached conditional agreements with CWA District 7 and IBEW Local 206 for a four-year collective bargaining agreement covering approximately 12,000 of our employees. After rejecting the initial agreements, the CWA and IBEW members approved the second agreements, and they became effective on October 25, 2013. The new agreements will expire on October 7, 2017.
(12) Repurchase of CenturyLink Common Stock
In February 2013, the board of directors authorized us to repurchase up to $2 billion of our outstanding common stock. During the nine months ended September 30, 2013, we repurchased 35.2 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $1.24 billion, or an average purchase price of $35.09 per share. The repurchased common stock has been retired. As of September 30, 2013, we had approximately $764 million in stock remaining available for repurchase under the Stock Repurchase Program. The figures set forth above exclude shares that, as of September 30, 2013, we had agreed to purchase under the program for $18 million, or an average purchase price of $31.76 per share, in transactions that settled early in the fourth quarter of 2013.
(13) Other Comprehensive Earnings
The tables below summarize changes in our accumulated other comprehensive income (loss) recorded on our consolidated balance sheet by component for the three and nine months ended September 30, 2013, respectively:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2013	$(1,372)	(288)	(27)	(1,687)
Other comprehensive (loss) income before reclassifications	—	—	13	13
Amounts reclassified from accumulated other comprehensive income	13	1	—	14
Net current-period other comprehensive income (loss)	13	1	13	27
Balance at September 30, 2013	$(1,359)	(287)	(14)	(1,660)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive (loss) income before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	40	2	—	42
Net current-period other comprehensive income (loss)	40	2	(1)	41
Balance at September 30, 2013	$(1,359)	(287)	(14)	(1,660)

The tables below present information about our reclassifications out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013, respectively:

Three Months Ended September 30, 2013	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(21)	See Note 5-Employee Benefits
Prior service cost	(1)	See Note 5-Employee Benefits
Total before tax	(22)
Income tax expense (benefit)	8	Income tax expense
Net of tax	$(14)

Nine Months Ended September 30, 2013	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(64)	See Note 5-Employee Benefits
Prior service cost	(4)	See Note 5-Employee Benefits
Total before tax	(68)
Income tax expense (benefit)	26	Income tax expense
Net of tax	$(42)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of this report.
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
At September 30, 2013, we operated 13.2 million access lines in 37 states, served approximately 5.9 million broadband subscribers, and operated 55 data centers throughout North America, Europe and Asia. Our methodology for counting access lines may not be comparable to those of other companies.
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

•
Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and governmental customers. Our strategic products and services offered to these customers include our private line, broadband, Ethernet, Multiprotocol Label Switching ("MPLS"), Voice over Internet Protocol ("VoIP"), and network management services. Our legacy services offered to these customers include local and long-distance service;

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include resale of our services, unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services; and

•	Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global and governmental customers.
Our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis and are only reviewed by our chief operating decision maker ("CODM") on a consolidated basis. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 8—

Segment Information to our consolidated financial statements in Item 1 of Part I of this report and "Results of Operations—Segment Results" below.
Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions except per share amounts)
Operating revenues	$4,515	4,571	13,553	13,793
Operating expenses	5,200	3,835	12,741	11,746
Operating (loss) income	(685)	736	812	2,047
Other income (expense)	(320)	(314)	(918)	(1,171)
Income tax expense	40	152	372	332
Net (loss) income	$(1,045)	270	(478)	544
Basic (loss) earnings per common share	$(1.76)	0.43	(0.79)	0.88
Diluted (loss) earnings per common share	$(1.76)	0.43	(0.79)	0.87
The following table summarizes certain of our selected operational metrics:

	As of September 30,
			Increase / (Decrease)	% Change
	2013	2012(1)
	(in thousands)
Broadband subscribers(1)	5,942	5,810	132	2.3%
Access lines(1)	13,150	13,950	(800)	(5.7)%
Employees	46.7	46.5	0.2	0.4%
______________________________________________________________________
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

Operating Revenues
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access, which we market to wholesale and business customers), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in twelve markets, and our resold satellite), VoIP and Verizon Wireless services;

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

•	Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
The following tables summarize our operating revenues under our current revenue categorization:

	Three Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Strategic services	$2,189	2,101	88	4%
Legacy services	1,915	2,045	(130)	(6)%
Data integration	163	168	(5)	(3)%
Other	248	257	(9)	(4)%
Total operating revenues	$4,515	4,571	(56)	(1)%

	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Strategic services	$6,495	6,237	258	4%
Legacy services	5,834	6,284	(450)	(7)%
Data integration	470	483	(13)	(3)%
Other	754	789	(35)	(4)%
Total operating revenues	$13,553	13,793	(240)	(2)%
Operating revenues decreased $56 million and $240 million, or 1% and 2%, during the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. This decrease was primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines, loss of access associated with internet substitution and wireless substitution in our markets. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.7% and 6.1% in 2013. Our legacy services revenues were also negatively impacted in 2013 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Growth in our broadband, Ethernet, MPLS, facilities-based video and colocation customers accounted for a majority of the growth in strategic services revenues.
Further analysis of our operating revenues by segment is provided below in "Segment Results."

Operating Expenses
Our operating expenses increased $1,365 million, or 36%, for the three months ended September 30, 2013 as compared to September 30, 2012 and operating expenses increased $995 million, or 8%, for the nine months ended September 30, 2013 as compared to September 30, 2012.
The following tables summarize our operating expenses:

	Three Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,918	1,943	(25)	(1)%
Selling, general and administrative	1,047	748	299	40%
Depreciation and amortization	1,135	1,144	(9)	(1)%
Impairment of goodwill	1,100	—	1,100	—%
Total operating expenses	$5,200	3,835	1,365	36%

	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,587	5,732	(145)	(3)%
Selling, general and administrative	2,679	2,454	225	9%
Depreciation and amortization	3,375	3,560	(185)	(5)%
Impairment of goodwill	1,100	—	1,100	—%
Total operating expenses	$12,741	11,746	995	8%
Cost of services and products (exclusive of depreciation and amortization) decreased slightly for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to a decrease in real estate and power, maintenance costs and employee benefits costs. These decreases were partially offset by increases in facility cost, network expense and professional fees. Cost of services and products (exclusive of depreciation and amortization) decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in salaries and wages costs associated with the reduction in headcount, reduction in severance costs related to our recent acquisitions, and decreases in employee benefits costs, professional fees, data integration costs and access expenses. The decreases were partially offset by increases in facility cost, network expense and real estate and power cost. We expect our salaries, wages and employee benefits expenses will increase during the remainder of 2013 as we hire additional personnel in connection with our growth initiatives.
Selling, general and administrative expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to a charge of $233 million in connection with a tentative settlement in a litigation matter. The increase was also attributable to increases in salaries and wages cost, facilities cost, external commission and marketing and advertising costs, which were partially offset by a decrease in professional fees. Selling, general and administrative expenses increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to the $233 million charge for the above-referenced tentative litigation settlement. The increase was also attributable to increases in professional fees and marketing and advertising costs, which were offset by a reduction in salaries and wages costs associated with the reduction in headcount.
Depreciation expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes were the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the acquisition of new plant. Amortization expense decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 partially due to the use of accelerated amortization for a portion of the customer relationship assets. In addition, amortization of capitalized software was lower due to our software investments becoming fully amortized faster than new software was acquired.
Goodwill Impairment
During the first quarter of 2013, we reorganized our operating segments to support our new operating structure. Goodwill is reassigned to the segments using a relative fair value allocation approach. We utilize the earnings before interest, tax and depreciation as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized. For additional information on the first quarter 2013 reorganization of our segments, see Note 8—Segment Information to the consolidated financial statements in Item 1 of Part I of this report.
As of September, 30, 2013, we test our reporting units, which are our four operating segments (consumer, business, wholesale and data hosting) for goodwill impairment and as of the date of this report, we have not yet completed our impairment testing. However, based on our analysis performed thus far with respect to these segments as described above, we believe that the goodwill related to the wholesale, consumer and business segments was not impaired as of September 30, 2013, but we believe that the goodwill for the data hosting segment was impaired as of September 30, 2013. The data hosting segment is experiencing slower than previously projected revenue and margin growth and greater than anticipated competitive pressures. As a result, we have estimated that the fair value of our data hosting segment is less than its carrying value.
We have not finalized our impairment estimate for the data hosting segment due to the limited time period from the testing date to the filing date for this report, as well as the time required to estimate the fair values of certain assets and liabilities for this segment. Although our analysis is incomplete, we recorded our best estimate of a non-cash, non-tax-deductible goodwill impairment charge of $1.1 billion during the third quarter of 2013 for goodwill attributable to our data hosting segment. We expect to complete our impairment analysis prior to reporting our financial results for the fourth quarter of 2013 and will record an adjustment, which could be material, to our preliminary estimate at that time. See Note 2—Goodwill to the consolidated financial statements in Item 1 of part I of this report.
We may be required to assess our goodwill for impairment before our next required testing date of September 30, 2014 under certain circumstances, including any failure of our future operating results to meet forecasted expectations or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our segments. For additional information, see "Risk Factors" in Item 1A of Part II of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2014.
Further analysis of our operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Interest expense	$(329)	(326)	3	1%
Other income (expense)	9	12	(3)	(25)%
Total other income (expense)	$(320)	(314)	(6)	(2)%
Income tax expense	$40	152	(112)	(74)%

	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Interest expense	$(970)	(1,004)	(34)	(3)%
Net (loss) on early retirement of debt	—	(194)	(194)	(100)%
Other income (expense)	52	27	25	93%
Total other income (expense)	$(918)	(1,171)	(253)	(22)%
Income tax expense	$372	332	40	12%
Interest Expense
Interest expense increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to a reduction in amortization of debt premiums. Interest expense decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a lower amount of debt outstanding along with lower interest rates, which were partially offset by a reduction in the amortization of debt premiums. See Note 3—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about our debt.
Other Income (Expense)
Other income reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and foreign currency gains and losses. Other income for the three months ended September 30, 2013 decreased as compared to the three months ended September 30, 2012 due to a gain on sale of auction securities in 2012. This difference was partially offset by a reduction in foreign currency losses. Other income increased $25 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a $32 million gain on the sale of wireless spectrum in January 2013, which was partially offset by a reduction of gain on sale of auction securities in 2013 compared to 2012.
Income Tax Expense
The effective tax rate for the three months ended September 30, 2013 was (4.0)% compared to 36.0% for the comparative prior year period, which reflects the non-deductibility of the goodwill impairment for income tax purposes. The effective tax rate for the nine months ended September 30, 2013 was (350.9)% compared to 37.9% for the comparative prior year period. The 2013 year-to-date effective tax rate reflects the net impact of the $1.1 billion non-deductible goodwill impairment recorded in the third quarter, a favorable settlement with the Internal Revenue Service of $33 million recorded in the second quarter, and an unfavorable accounting adjustment for non-deductible life insurance costs recorded in the first quarter, while the 2012 year-to-date effective tax rate reflects the reversal of a valuation allowance related to the auction rate securities.

Segment Results
General
We have restated previously reported segment results due to the above-described first quarter 2013 reorganization of our business. Segment results are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in millions)
Total segment revenues	$4,267	4,314	12,799	13,004
Total segment expenses	2,105	2,071	6,112	6,154
Total segment income	$2,162	2,243	6,687	6,850
Total margin percentage	50.7%	52.0%	52.2%	52.7%
Consumer:
Revenues	$1,503	1,536	4,508	4,640
Expenses	580	585	1,657	1,720
Income	$923	951	2,851	2,920
Margin percentage	61.4%	61.9%	63.2%	62.9%
Business:
Revenues	$1,544	1,541	4,573	4,586
Expenses	958	936	2,776	2,789
Income	$586	605	1,797	1,797
Margin percentage	38.0%	39.3%	39.3%	39.2%
Wholesale:
Revenues	$878	910	2,695	2,818
Expenses	293	304	868	929
Income	$585	606	1,827	1,889
Margin percentage	66.6%	66.6%	67.8%	67.0%
Data hosting:
Revenues	$342	327	1,023	960
Expenses	274	246	811	716
Income	$68	81	212	244
Margin percentage	19.9%	24.8%	20.7%	25.4%
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
We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the CODM by segment. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) does not relate to our segment operations and is therefore excluded from our segment results.
Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. We continue to focus on increasing subscribers of our broadband services in our consumer segment. In order to remain competitive, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. In addition, we continue to refine our broadband marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We also continue to expand our strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain. We believe these efforts will improve our ability to compete and increase our strategic revenues;

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

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$644	603	41	7%
Legacy services	858	933	(75)	(8)%
Data integration	1	—	1	—%
Total revenues	1,503	1,536	(33)	(2)%
Segment expenses:
Direct	456	458	(2)	—%
Allocated	124	127	(3)	(2)%
Total expenses	580	585	(5)	(1)%
Segment income	$923	951	(28)	(3)%
Segment margin percentage	61.4%	61.9%

	Consumer Segment
	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$1,892	1,781	111	6%
Legacy services	2,612	2,854	(242)	(8)%
Data integration	4	5	(1)	(20)%
Total revenues	4,508	4,640	(132)	(3)%
Segment expenses:
Direct	1,304	1,347	(43)	(3)%
Allocated	353	373	(20)	(5)%
Total expenses	1,657	1,720	(63)	(4)%
Segment income	$2,851	2,920	(69)	(2)%
Segment margin percentage	63.2%	62.9%
Segment Income
Declines in local and long-distance services revenues associated with access line loss largely contributed to a decrease in our consumer segment income for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The decrease in revenues was partially offset by lower expenses.
Segment Revenues
Consumer revenues decreased 2% and 3% for each of the respective three and nine month periods ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Growth in strategic services revenues were more than offset by the decline in legacy services revenues. The increase in strategic services revenues is due primarily to volume increases in our facilities-based video services and increases in the number of broadband subscribers, as well as from price increases on various services. Legacy services revenues decreased primarily due to declines in local and long-distance services associated with access line losses resulting from competitive pressures.
Segment Expenses
Consumer expenses decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to decreases in bad debt expense, salaries and wages, real estate and power and allocated expenses, partially offset by increases in professional fees. The decrease in allocated expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to reductions in network salaries and wages. Consumer expenses decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in bad debt expense, salaries and wages and allocated expenses, partially offset by increases in professional fees. For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, allocated expenses decreased primarily due to decreases in network expenses, including professional fees and salary and wages, as well as a reduction in fleet expenses.
Business
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total segment revenues continues to migrate from legacy services to strategic services as our commercial, enterprise, global and government customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to continue to grow during 2013;

•
Legacy services. We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have recently experienced substantial budget cuts with the prospects of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. We also expect our business segment to benefit indirectly from efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended September 30,
			Increase / (Decrease)	%Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$640	602	38	6%
Legacy services	742	771	(29)	(4)%
Data integration	162	168	(6)	(4)%
Total revenues	1,544	1,541	3	—%
Segment expenses:
Direct	842	818	24	3%
Allocated	116	118	(2)	(2)%
Total expenses	958	936	22	2%
Segment income	$586	605	(19)	(3)%
Segment margin percentage	38.0%	39.3%

	Business Segment
	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$1,872	1,770	102	6%
Legacy services	2,235	2,338	(103)	(4)%
Data integration	466	478	(12)	(3)%
Total revenues	4,573	4,586	(13)	—%
Segment expenses:
Direct	2,449	2,446	3	—%
Allocated	327	343	(16)	(5)%
Total expenses	2,776	2,789	(13)	—%
Segment income	$1,797	1,797	—	—%
Segment margin percentage	39.3%	39.2%

Segment Income
Business income decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to an increase in total expense. Business income remained unchanged for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a decrease in total revenue, which only partially offset by lower total expenses.
Segment Revenues
Business revenues increased slightly for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Business revenues decreased slightly for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. This decrease primarily reflected lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of data integration equipment. The strategic services growth came from increases in Ethernet and MPLS services, which were partially offset by decreases in private line services.
Segment Expenses
Business expenses increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to increases in bad debt expense, professional fees and facility cost and allocated expenses, partially offset by decreases in equipment and maintenance costs. Allocated expenses decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to decreases in network salaries and wages. Business expenses decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in salaries, wages and benefits, equipment and maintenance costs, bad debt expense and allocated expenses, partially offset by increases in professional fees and facility costs. Allocated expenses decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in network expenses, including professional fees and salaries and wages, partially offset by an increase in real estate expenses.
Wholesale
The operations of our wholesale segment have been impacted by several significant trends, including those described below:

•
Strategic services. Demand for our private line services (including special access) has begun to decline due to our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to negatively impact our wholesale segment, we believe the demand for our fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain;

•
Legacy services. Our access, local services and long-distance revenues have been and we expect will continue to be adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Our switched access revenues have been and will continue to be impacted by changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011 that we believe will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale segment. Conversely, the FCC instituted an access recovery charge that we believe will allow us to recover the majority of these lost revenues directly from end users in our Consumer and Business segments. We expect these factors will continue to adversely impact our wholesale segment; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our wholesale segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our wholesale segment:

	Wholesale Segment
	Three Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$563	569	(6)	(1)%
Legacy services	315	341	(26)	(8)%
Total revenues	878	910	(32)	(4)%
Segment expenses:
Direct	46	38	8	21%
Allocated	247	266	(19)	(7)%
Total expenses	293	304	(11)	(4)%
Segment income	$585	606	(21)	(3)%
Segment margin percentage	66.6%	66.6%

	Wholesale Segment
	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$1,708	1,726	(18)	(1)%
Legacy services	987	1,092	(105)	(10)%
Total revenues	2,695	2,818	(123)	(4)%
Segment expenses:
Direct	125	131	(6)	(5)%
Allocated	743	798	(55)	(7)%
Total expenses	868	929	(61)	(7)%
Segment income	$1,827	1,889	(62)	(3)%
Segment margin percentage	67.8%	67.0%
Segment Income
Declines in both strategic and legacy services revenues largely contributed to a decrease in our wholesale segment income for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Decreases in segment expenses in each period did not fully offset the declines in segment revenue for each comparable period.
Segment Revenues
Wholesale revenues decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. These decreases reflect lower revenues from both legacy and strategic services. The decreases in legacy services revenues reflect continuing declines in access, long-distance and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The declines in strategic services revenues were due to decreases in our private line and special access services revenues, partially offset by an increase in Ethernet revenues.
Segment Expenses
Wholesale expenses decreased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 primarily due to decreases in salaries and wages, and allocated expenses, which were partially offset by increases in external commissions, professional fees and bad debt expense. Allocated expenses for the three months ended

September 30, 2013 as compared to the three months ended September 30, 2012 decreased primarily due to decreases in salaries and wages and facility costs. Wholesale expenses decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to decreases in salaries and wages as a result of reductions in headcount, and reduced access costs and allocated expenses, which were partially offset by increases in external commissions and professional fees. Allocated expenses for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 decreased primarily due to decreases in facility costs, and salaries and wages.
Data Hosting
The operations of our data hosting segment could be impacted by several significant trends, including those described below:

•
Colocation. Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our clients around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors continue to expand their enterprise colocation operations; however, we believe that our data center expansion strategy can help mitigate these pricing challenges;

•
Managed hosting. Managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, utility and computing storage, consulting and managed security services. We believe that competitive cloud computing offerings have led to increased pricing pressure and increased service disconnections by our customers, and expect those trends to continue. However, we remain focused on expanding our managed hosting business, specifically in our cloud service offerings, which we believe is a key to growth. We believe that we have continued to strengthen our cloud position in the market by adding differentiating features to our cloud products;

•
Network services. Network services are comprised of our hosting area network products supporting colocation and managed hosting service offerings. Network services also include managed VPN and bandwidth services. Segment income for these services has been relatively flat due to pricing pressures on VPN and bandwidth services, offset by increases in hosting area network services; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

The following tables summarize the results of operations from our data hosting segment, which are all categorized as strategic services:

	Data Hosting Segment
	Three Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues	$342	327	15	5%
Segment expenses	274	246	28	11%
Segment income	$68	81	(13)	(16)%
Segment margin percentage	19.9%	24.8%

	Data Hosting Segment
	Nine Months Ended September 30,
			Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues	$1,023	960	63	7%
Segment expenses	811	716	95	13%
Segment income	$212	244	(32)	(13)%
Segment margin percentage	20.7%	25.4%

Segment Income
Segment income decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. The decline in segment income was due to increased segment expenses as a result of our acquisitions of CIBER ITO Services ("CIBER") and Appfog in October 2012 and June 2013, respectively, in addition to the other increased costs described below.
Segment Revenues
Data hosting revenues, which are all categorized as strategic services, increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to the impact of managed hosting revenue from the acquisition of CIBER and growth in colocation revenues. For the three and nine months ended September 30, 2013, CIBER accounted for approximately $14 million and $43 million, respectively, of the increases in data hosting revenues.
Segment Expenses
Data hosting expenses increased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Higher employee related costs resulting from the CIBER acquisition accounted for approximately $14 million and $43 million of the increases for the three and nine months ended September 30, 2013, respectively. In addition, increases in data hosting expenses attributable to higher professional fees, network expenses, employee benefits costs, marketing and advertising expenses, and real estate and power costs, continuing investment in cloud growth initiatives via savvisdirect, a non-recurring vendor settlement and expenses associated with our above-described acquisition of Appfog.
Liquidity and Capital Resources
Overview
At September 30, 2013, we held cash and cash equivalents of $266 million and we had $1.8 billion available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At September 30, 2013, cash and cash equivalents of $93 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, access to foreign cash is generally more restrictive than access to domestic cash.
We and our board of directors monitor our use of cash throughout the year, but with enhanced scrutiny early each year in connection with the review of annual budgets. In connection with our budgeting process in early 2013, our executive officers and board of directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by 2015. In connection therewith, the board of directors determined that reducing our quarterly dividend rate beginning in 2013, together with implementing a share repurchase program, would enhance our long-term ability to balance our multiple objectives of growing our business, honoring our debt and pension commitments, and returning cash to our shareholders. Based on the current capital allocation objectives approved by our board in early 2013, during the last three months of 2013 we anticipate expending cash of between $750 million and $850 million for capital investment in property, plant and equipment and capitalized software and up to $325 million or less for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. We have debt maturities of approximately $5.5 million over the remainder of 2013, and we also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our board of directors. We may also draw on our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments, repayments of debt, pension contributions, dividends, litigation settlement payments, or stock repurchases.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth, operating, productivity, expense or service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. We estimate our total capital expenditures during the remainder of 2013 to be approximately $750 million to $850 million.

Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services as well as our continuing investment in "fiber to the tower" initiatives. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
In 2012 and early 2013, we accepted approximately $35 million from Round 1 of Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. In 2013, the FCC announced another round of CAF funding and we are eligible to receive at least $90 million of additional funding under Round 2 of Phase 1 of CAF. In August 2013, we agreed to accept $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband services to more than 92,000 rural homes and businesses in unserved high-cost areas.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and Qwest Corporation by credit rating agencies, among other factors.
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
We believe the CenturyLink downgrades raised our borrowing costs and could under certain circumstances limit our access to the capital markets. Additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of our borrowing under the Credit Facility, among other things. For further discussion of the potential impacts of additional downgrades of the credit ratings relating to us, Qwest Corporation or any of our other subsidiaries, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our board of director's discretion to modify or terminate this practice at any time. In early 2013, our board of directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe resulted in a dividend payout rate that is more sustainable over the long-term, and thereby increases our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $325 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.
Stock Repurchase Program
In February 2013, the board of directors authorized us to repurchase up to $2 billion of our outstanding common stock. As of September 30, 2013, we had approximately $764 million in stock remaining available for repurchase under the Stock Repurchase Program (excluding common shares that, as of September 30, 2013, we had agreed to purchase under the program for $18 million in transactions that settled early in the fourth quarter of 2013). As of November 5, 2013, we had repurchased 37.9 million common shares for an aggregate market price of $1.32 billion and an average purchase price of $34.90 per share. The repurchased common stock has been retired. We expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions and other factors. For additional information on repurchases made during the three months ended September 30, 2013, see Item 2 of Part II of this report.

Litigation Matters
In October 2013 we reached a tentative oral agreement on the principal financial terms of a potential settlement of a litigation matter. The potential settlement terms include us paying €172 million (or approximately $233 million based on the exchange rate on September 30, 2013). It is currently uncertain if and when we might complete negotiation and signing of a definitive settlement agreement, if any, and when any payments under any such agreement would be due and payable.
Credit Facilities
Our $2.0 billion amended and restated revolving credit facility matures in April 2017. The Credit Facility has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance will reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are currently guaranteed by five of our subsidiaries. At September 30, 2013, we had $200 million in borrowings and no letters of credit outstanding under the Credit Facility.
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
We also maintain a revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At September 30, 2013, our outstanding letters of credit totaled $132 million under this facility, which is terminable at will by either party.
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
Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. In the first quarter of 2013, we made cash contributions to the trust totaling $147 million. Based on current laws and circumstances, we expect to be required to make approximately $123 million in contributions to the plans in 2014. The amount of required contributions to our plans in 2015 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plans benefits and changes in funding laws and regulations.
Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2012, the fair value of the trust assets was $626 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. The actual number of years that our more liquid assets will fund covered benefits could be substantially shorter or longer than projected depending on multiple factors, including returns on plan assets, the volume of claims, the timing of maturities of illiquid plan assets and future changes in benefits.

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
Historical Information
The following table summarizes our cash flow activities:

	Nine Months Ended September 30,
			Increase / (Decrease)
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$4,408	4,686	(278)
Net cash used in investing activities	(2,117)	(1,863)	254
Net cash used in financing activities	(2,236)	(2,759)	(523)
Net cash provided by operating activities decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a lower amount of net income adjusted for non-cash items along with a decrease in the change in retirement benefits partially offset by an increase in the change in other current assets and liabilities. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to increased payments for property, plant and equipment and less proceeds from the sale of intangible assets or property.
Net cash used in financing activities decreased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a decrease in payments on debt, early retirements of debt costs in 2012 with none in 2013 and a decrease in dividends paid due to our recently announced reduction in our per share common stock dividend rate, which were partially offset by a significant increase in stock repurchases (due to our recently announced buyback program).
On August 15, 2013, a subsidiary of Embarq Corporation ("Embarq") paid at maturity the $50 million principal amount of its 6.75% Notes.
On July 15, 2013, a subsidiary of Embarq paid at maturity the $59 million principal amount of its 6.875% Notes.
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
On April 1, 2013, CenturyLink, Inc. paid at maturity the $176 million principal amount of its 5.50% Notes.
On March 21, 2013, CenturyLink, Inc. issued $1 billion aggregate principal amount of 5.625% Notes due 2020 in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $988 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.
During the nine months ended September 30, 2013, we repurchased 35 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $1.2 billion, or an average purchase price of $35.09 per share. The repurchased common stock has been retired.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30,	From April 1, 2011 thru December 31, 2012	Total Since Acquisition
	(Dollars in millions)
Amortized	$47	240	287
Extinguished(1)	—	235	235
Total premiums recognized	$47	475	522
______________________________________________________________________
(1) See "Debt and Other Financing Arrangements" for more information
The remaining premium of $171 million as of September 30, 2013 will reduce interest expense in future periods, unless otherwise extinguished.
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
From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2013, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.
There were no material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2013, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Approximately 37% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of these new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.
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
Under generally accepted accounting principles, intangible assets are tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we or our predecessors have recorded large non-cash charges to earnings. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
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
We acquired Embarq, Qwest and Savvis during a roughly 24-month period between mid-2009 to mid-2011. These acquisitions involved the combination of companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of Legacy CenturyLink and the acquired companies. We may encounter difficulties in the integration process, including the following:

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
For all these reasons, you should be aware that it is possible that the remaining integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of our recent acquisitions, or could otherwise adversely affect our business and financial results.
The Qwest and Embarq acquisitions changed the profile of our local exchange markets to include more large urban areas, with which we have limited operating experience.
Prior to our acquisition of Embarq, we provided local exchange telephone services to predominantly rural areas and small to mid-size cities. Embarq's local exchange markets included Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, and we have operated these more dense markets only since mid-2009. Qwest's markets included Phoenix, Arizona, Denver, Colorado, Minneapolis—St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon. Compared to our legacy markets, these urban markets, on average, are substantially denser and experienced greater access line losses prior to being acquired by us. While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we cannot assure you of this. Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets, or are required to be changed or abandoned to adjust to differences in these larger markets.
We cannot assure you whether, when or in what amounts we will be able to use Qwest's net operating losses.
At December 31, 2012, we had approximately $4.7 billion of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income.
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
Risks Relating to Legal and Regulatory Matters
Any adverse outcome of the KPNQwest litigation, or other material litigation of Qwest, Savvis or CenturyLink, could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.
As described in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of dollars in damages. We continue to defend vigorously against the 2006 matter brought by Cargill Financial Markets, Plc and Citibank, N.A., and, in the event that a settlement of the 2010 matter brought by the KPNQwest trustees is not finalized, we will continue to defend against that matter vigorously, as well. We are currently unable to provide an estimate as to the timing of the resolution of these matters.
We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from the 2006 matter brought by Cargill Financial Markets, Plc and Citibank, N.A. The same is true of the 2010 matter brought by the KPNQwest trustees in the event that the tentative settlement described in Note 9—Commitments and Contingencies is not finalized. The ultimate outcomes of these matters remain uncertain, and substantial settlements or judgments in these matters could have a significant impact on us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets.
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
We continue to carry significant debt. As of September 30, 2013, our consolidated debt was approximately $20.6 billion. Approximately $2.6 billion of our debt securities come due over the next thirty-six months.
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
We expect to periodically require financing to meet our debt obligations as they come due. While we currently believe that we will have access to financial resources sufficient to meet or refinance our obligations when they come due, we cannot fully anticipate our future financial condition or the future condition of the credit markets or the economy generally. Due to current instabilities in the economy and credit markets, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) under a variety of circumstances, including if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if regulatory requirements change, if we are required to contribute a material amount of cash to our pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than anticipated, if our payments for federal taxes increase faster or in greater amounts than currently anticipated, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 9—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, if we engage in any acquisitions or if we undertake substantial capital projects or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all.
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
The funded status of our qualified pension plans is the difference between the value of plan assets and the benefit obligation. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. The actual amount of required contributions to our plans in future periods will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2013, our board of directors authorized the repurchase of up to an aggregate of $2 billion of our outstanding common shares. The new repurchase program terminates on February 13, 2015. During the three months ended September 30, 2013, we repurchased approximately 11.3 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $385 million or an average purchase price of $34.14 per share. The common stock repurchased has been retired.
The following table contains information about shares of our previously-issued common stock that were repurchased under our Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July 2013	3,697,586	$35.67	3,697,586	$1,017,031,614
August 2013	3,884,469	34.26	3,884,469	883,936,470
September 2013	3,693,819	32.49	3,693,819	763,931,120
Total	11,275,874	34.14	11,275,874
The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the third quarter of 2013 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2013	7,099	$35.17
August 2013	767	36.29
September 2013	379	32.45
Total	8,245

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

b.
Guarantee Agreement, dated as of April 6, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.2(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013).

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

b.
Guarantee Agreement, dated as of April 18, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.3(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013).

4.4	Instruments relating to CenturyLink, Inc.'s public senior debt.(2)
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

_______________________________________________________________________________
(2) Certain of the items in Sections 4.4, 4.5 and 4.6 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

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

(i).
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

(i).
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

c.
7.995% Global Note due 2036 of Embarq Corporation (incorporated by reference to Exhibit 4.4 to Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32372) filed with the Securities and Exchange Commission on March 9, 2007).

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

g.
Amended and Restated CenturyLink Legacy Embarq 2008 Equity Incentive Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(h) of CenturyLink, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010).

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

	(iii)	Form of Restricted Stock Agreement for executive officers used since May 2013.

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

12*	Ratio of (Loss) Earnings to Fixed Charges
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to our Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2013.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)