Form 10-K
period 2013-12-31
CENTURYLINK, INC
filed 2014-02-27
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 18, 2014, 577,955,329 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2013 was $21.3 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2014 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

Unless the context requires otherwise, references in this annual report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011 and Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011.

PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, public access, wireless, video services and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
Based on our approximately 13.0 million total access lines at December 31, 2013, we believe we are the third largest wireline telecommunications company in the United States. We operate almost 75% of our total access lines in portions of Colorado, Arizona, Washington, Florida, Minnesota, North Carolina, Oregon, Utah, Iowa, New Mexico, Missouri, and Nevada. We also provide local service in portions of Idaho, Ohio, Wisconsin, Virginia, Texas, Pennsylvania, Alabama, Montana, Nebraska, Indiana, Arkansas, Tennessee, Wyoming, New Jersey, South Dakota, North Dakota, Kansas, Louisiana, Michigan, South Carolina, Illinois, Georgia, Mississippi, Oklahoma, and California. In the portion of these 37 states where we have access lines, which we refer to as our local service area, we are the incumbent local telephone company.
At December 31, 2013 we served approximately 6.0 million broadband subscribers. We also operate 55 data centers throughout North America, Europe and Asia. We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both.
We were incorporated under the laws of the State of Louisiana in 1968. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.
For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of this annual report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.
Acquisitions
Acquisition of Savvis
On July 15, 2011, we acquired all of the outstanding common stock of Savvis, a provider of cloud hosting, managed hosting, colocation and network services in domestic and international markets. We believe this acquisition enhanced our ability to provide information technology services to our existing business customers and strengthened our ability to attract new business customers. The aggregate consideration paid for Savvis was $2.382 billion (determined in the manner described in Note 2—Acquisitions to our consolidated financial statements in Item 8 of this annual report), which consisted of converting each share of Savvis common stock outstanding immediately prior to the acquisition into $30 per share in cash and 0.2479 shares of CenturyLink common stock. Upon completing the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest.

Acquisition of Qwest
On April 1, 2011, we acquired all of the outstanding common stock of Qwest, a provider of data, broadband, video and voice services nationwide and globally. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. As of the acquisition date, Qwest served approximately 9.0 million access lines and approximately 3.0 million broadband subscribers across 14 states. The aggregate consideration paid for Qwest was $12.273 billion (determined in the manner described in Note 2—Acquisitions to our consolidated financial statements in Item 8 of this annual report), which consisted of converting each share of Qwest common stock outstanding immediately prior to the acquisition into 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. We assumed approximately $12.7 billion of long-term debt in connection with our acquisition of Qwest.
Other Acquisitions
During 2013, we acquired two technology companies for $160 million in cash to expand and strengthen the product offerings of our data hosting operations. For additional information, see Note 2—Acquisitions to our consolidated financial statements in Item 8 of this annual report.
Impact of Recent Acquisitions
Prior to our acquisition of Embarq Corporation (“Embarq”) in 2009, we provided traditional voice and Internet services mainly to residential customers in predominantly rural areas and small to mid-size cities in 25 states. As a result of our 2009 Embarq acquisition and 2011 Qwest and Savvis acquisitions, we now (i) serve residential and business customers in several major U.S. cities, including Denver, Colorado, Phoenix, Arizona, Minneapolis - St. Paul, Minnesota, Seattle, Washington, Portland, Oregon, Las Vegas, Nevada and Salt Lake City, Utah and (ii) conduct international operations in several locations throughout Europe, Asia and Canada. Although almost a quarter of the total square miles located within the local service area of our U.S. wireline operations is rural, over 95% of our residential customers live in urban areas. In addition, the portion of our aggregate revenues derived from business, governmental and wholesale consumers has increased substantially since 2009. For more information, see “Risk Factors—Risks Relating to our Recent Acquisitions” in Item 1A of this annual report.
Potential Acquisitions
We regularly evaluate the possibility of acquiring additional assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.
References to Acquired Businesses
In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the year ended December 31, 2011, mean the business we operated prior to the Qwest and Savvis acquisitions.
Financial and Operational Highlights
The following table summarizes the results of our consolidated operations. Our operating results include the operations of Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Statements of operations summary data:
Operating revenues	$18,095	18,376	15,351
Operating expenses	16,642	15,663	13,326
Operating income	$1,453	2,713	2,025
Net (loss) income	$(239)	777	573

The following table summarizes certain selected financial information from our consolidated balance sheets:

	December 31,
	2013	2012
	(Dollars in millions)
Balance sheets summary data:
Total assets	$51,787	53,940
Total long-term debt (1)	20,966	20,605
Total stockholders' equity	17,191	19,289
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this annual report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2013	2012 (2)	2011 (2)
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total broadband subscribers (1)	5,991	5,851	5,655
Total access lines (1)	13,002	13,751	14,587
Total data centers (3)	55	54	51
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 3 and 3, respectively.

(3)	Data centers are located throughout North America, Europe and Asia.
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

•
Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and governmental customers. Our strategic products and services offered to these customers include our private line, broadband, Ethernet, MPLS, Voice over Internet Protocol ("VoIP"), and network management services. Our legacy services offered to these customers include local and long-distance service;

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include the resale of our services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services; and

•	Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global and governmental customers.
The following tables shows the composition of our revenues by segment under our current segment categorization as of December 31, 2013, 2012 and 2011.

	Years Ended December 31,			Percent Change
	2013	2012	2011	2013 vs 2012	2012 vs 2011
Percentage of revenue:
Consumer	33%	34%	35%	(1)%	(1)%
Business	34%	33%	34%	1%	(1)%
Wholesale	20%	20%	22%	—%	(2)%
Data hosting	7%	7%	4%	—%	3%
Other operating revenues	6%	6%	5%	—%	1%
Total	100%	100%	100%
For additional information on our segment data, including information on our certain centrally-managed assets and expenses not reflected in our segment reports, see Note 13—Segment Information to our consolidated financial statements in Item 8 of this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.
Products and Services
Our products and services include local and long-distance, broadband, private line (including special access, which we market to wholesale and business customers), MLPS, data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, public access, wireless, video services and other ancillary services.
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
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 13.0 million access lines and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see “Business—Network Architecture” below.
Described below are our key products and services.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand remains strong and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit data, and enhance the security, reliability and efficiency of our customers’ communications. Our strategic services are comprised of the following:

•
Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
Private line. Private line (including special access, which we market to wholesale and business customers) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line transmission services to wireless service providers that use our fiber-optic cables connected to their towers, commonly referred to as fiber to the tower or wireless backhaul services, to support their next generation wireless networks;

•
MPLS. Multi-Protocol Label Switching is standards-approved data networking technology that we provide to support real-time voice and video. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks;

•
Managed Hosting. Managed hosting includes provision of centralized information technology ("IT") infrastructure and a variety of managed services including cloud and traditional computing, application management, back-up, storage, and advanced services including planning, design, implementation and support services;

•	Colocation. Colocation services enable our customers to install their own IT equipment in our state-of-the art facilities through our centralized IT infrastructure;

•
Ethernet. Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers;

•
Video. Our video services include our facilities-based video, marketed as CenturyLinkTM PrismTM, which is a premium entertainment service that allows our customers to watch hundreds of television or cable channels and record up to four shows on one home digital video recorder. We also offer satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name;

•
VoIP. Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN;

•
Managed Services. Managed services represents a blend of network, hosting, cloud, and IT solutions, typically combined with customer premise equipment. These services include development of solutions to customers' communications requirements, end to end deployment and the ongoing operation and proactive management of the solution for the customer. Managed services may also include extensive consulting and complex software development; and

•
Wireless Services. Our wireless services are offered under an agency arrangement with Verizon Wireless that allows us to market, sell and bill for its services under its brand name, primarily to our residential customers who buy these services as part of a bundle with one or more of our other products and services. This arrangement allows us to sell the full complement of Verizon Wireless services. Our current five-year arrangement with Verizon Wireless runs through 2015 and is terminable by either party thereafter.

Legacy Services
Our "legacy" services represent our traditional voice, data and network services, which include the following:

•
Local. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation. For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

•
Long-distance. We offer our residential, business and wholesale customers domestic and international long-distance services and toll-free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States;

•	ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

•	WAN. We offer wide area network ("WAN") services, which allow a local communications network to link to networks in remote locations; and

•
Switched access services. As a part of our wholesale segment operations, we provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

Data Integration
Data integration includes the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and business customers.
Other Revenues
We also generate other operating revenues from Universal Service Fund ("USF") revenues and surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in the local service area of our wireline operations.
Additional Information
From time to time, we also make investments in other communications or technology companies.
For further information on regulatory, technological and competitive changes that could impact our revenues, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business, such as our CenturyLinkTM and PrismTM brand names. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Impacting our Business” in Item 1A of this annual report, and “Legal Proceedings—Other Matters” in Item 3 of this annual report.
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
We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. Our switched digital television service offering is branded under the name "PrismTM." The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name. Since January 2014, we have marketed certain data hosting, IT and other services furnished through our data hosting operations under the “CenturyLink Technology Solutions” brand name.

Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper and television advertising, website promotions, public relations activities and sponsorship of community events and sports venues.
Our approach to our business and governmental customers includes a commitment to deliver communications and network products and services that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive communications solution for our small office, mid-sized and select enterprise business and governmental customers. We market our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper and television advertising, website promotions, telemarketing and third parties.
Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future needs of national network telecommunications providers through bandwidth growth and quality of services.
Our data hosting operations utilize a solution-based selling approach. By working directly with potential and existing clients, we are able to understand our clients' IT infrastructure and long-term goals. We also market through indirect channels, including collaborations with existing clients and technology providers, telecommunications companies and system integrators.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers. As of December 31, 2013, we maintained over 1.03 million miles of copper plant and approximately 168 thousand miles of fiber-optic plant in our local exchange networks.
Most of our long distance service is provided directly through CenturyLink's own switches and network equipment, with the balance being provided through reselling arrangements with other long distance carriers. All of our satellite television and wireless voice service is provided by other carriers under agency agreements.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages, either of which could adversely impact our results of operation and financial condition. For additional information, see "Risk Factors", generally, in Item 1A of this annual report, and, in particular, "Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers."
Similarly, we continue to take steps to simplify and modernize our network, which is comprised of our legacy network combined with the network of several companies we have acquired in the past. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete.
For more information on our properties, see Item 2 of this annual report.
Regulation
We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic, and (iii) have traditionally established USF to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities, and many acquisitions and divestitures require approval by the FCC and some state commissions.

Our telephone operating companies are considered incumbent local exchange carriers ("ILECs"). Historically, ILECs, like our traditional telephone operating companies, operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors" in Item 1A of this annual report.
Federal Regulation
General
We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural health care providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.
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
Intercarrier Compensation
For decades, the FCC has regularly (i) considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic, and (ii) administrated the federal USF.
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. The CAF order provides for a multi-year transition over the next decade as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are gradually increased. We anticipate that these changes will substantially increase the pace of reductions in the amount of switched access revenues in our wholesale segment, while creating opportunities for increases in federal USF and retail revenue streams.

In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the order. In January 2012, we joined more than two dozen parties in challenging certain aspects of the order by filing a separate appeal that was heard by the United States Tenth Circuit Court of Appeals in November 2013, and we are awaiting the Court's decision. Future judicial challenges to the CAF order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
We received approximately $534 million, $543 million and $510 million of revenue from federal and state universal service programs for the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts represented approximately 3.0%, 3.0% and 3.3% of our 2013, 2012 and 2011 total operating revenues, respectively.
Broadband Deployment
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
State Regulation
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. While several state commissions continue to regulate pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services other than stand-alone basic consumer voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and pledge their assets, (v) regulate transactions between ILECs and their affiliates and (vi) impose various other service standards.
Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In certain situations, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-cost profitable customers and withhold service from high-cost unprofitable customers. In addition, strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return.
We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.
For several years, we have faced various carrier complaints, legislation or other investigations regarding our intrastate switched access rates in several of our states. On October 27, 2011, the FCC adopted an order that, among other things, preempted state regulatory commissions’ jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Excluding the rate implications contemplated on a prospective basis by this FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenue subject to outstanding disputes. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from residential customers, is not assured.

Other Regulations
Certain of our telecommunications and data hosting services conducted in foreign countries are or may become subject to various foreign laws, including those regulating the protection and retention of data. Some of the legal requirements governing our foreign operations conflict with those governing our domestic operations, which raises our compliance costs and regulatory risks. For additional information, see “Risk Factors—Risks Relating to Recent Acquisitions—Our acquisitions of Qwest and Savvis have increased our exposure to the risks of operating internationally.”
Competition
General
We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. We compete with cable and satellite companies, wireless providers, national telecommunications providers (such as AT&T, Inc. and Verizon Communications Inc.) and a variety of other competitors. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced substantial consolidation over the past decade and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.
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
Wireless telephone services increasingly constitute a significant source of competition with our ILEC services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly as wireless service providers continue to expand their coverage areas, improve the quality of their services and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber-optics, local multipoint distribution services, WiFi, and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services.
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
Technological developments have led to the development of new products and services that have reduced the demand for our traditional services, as noted above, or that compete with traditional ILEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Similarly, companies providing VoIP services provide voice communication services over the Internet which compete with our traditional telephone service and our own VoIP services. In addition, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being developed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competiveness of the information technology services industry.

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
As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver services that meet these increasing bandwidth and speed requirements. We plan to continue to invest in our network to be able to meet this future demand. In addition, network reliability and security are increasingly important competitive factors in the enterprise business.
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
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of this annual report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our segments.
Consumer
Strategic Services
With respect to our strategic services, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. In providing broadband services, we compete primarily with cable companies, wireless providers and other broadband service providers. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Our PrismTM residential video service faces substantial competition from a variety of competitors, including well-established cable companies, satellite companies and several national companies that deliver content over the Internet and on mobile devices at little or no cost to their customers. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore are able to avoid significant regulatory costs and obligations.
Our strategy for maintaining and increasing our base of broadband customers is based on pricing, packaging of services and features, quality of service and meeting customer care needs. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our network, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services and enhance our marketing efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services.
Legacy Services
Although our status as an ILEC continues to provide us advantages in providing local services in our local service area, as noted above we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry, price compression and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long distance services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.
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

Business
Strategic Services
In connection with providing strategic services, we compete against other telecommunication providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, service, promotions and bundled offerings. Private line services also compete on network reach and reliability, while broadband services compete on a bandwidth and quality of service. In providing broadband services, we compete with cable companies, wireless providers and other broadband service providers.
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
The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations. Our keys to growth include targeting the right clients, offering targeted business solutions to solve specific client needs and delivering compelling and comprehensive technical capabilities.
Legacy Services
For all the reasons noted in "Business—Competition—Consumer—Legacy Services" we face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price competition.
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
We expect data integration to continue to fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our governmental customers. We further expect the profit margins on our data integration offerings to continue to be lower than those of our strategic and legacy services.
Wholesale
Strategic Services
In providing private line (including special access) services to our wholesale markets customers, we compete with cable companies, as well as other regional and national carriers, other fiber providers and CLECs. Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we believe the forecasted growth in fiber-based special access provided to wireless carriers for backhaul will, over time, ultimately offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.
Legacy Services
For the same reasons noted above, the provision of our legacy services to other communications providers is highly competitive, and has been and will continue to be adversely affected by product substitution, technological migration, industry consolidation and mandated rate reductions. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers as well as some of our own wholesale markets customers, which are deploying their own networks to provide customers with local services. By doing so, these competitors reduce traffic on our network.

Data Hosting
Strategic Services
Our competitors for cloud, hosting, colocation and other IT services include telecommunications companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing complex, secure and performance-driven services to our business customers through our global infrastructure platforms (virtual, dedicated and collocated) on the same terms outlined above under the heading "Business—Operations—Products and Services" in Item I of this annual report.
For our colocation services, we continue to see pricing pressures with respect to these services as low-cost wholesale colocation providers continue to enter our market, and we expect this trend to continue. Our services can be purchased individually or as part of a total outsourcing arrangement.
Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.
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
Employees
At December 31, 2013, we had approximately 47,000 employees, of which approximately 17,000 are members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of this annual report.
Over the past couple of years, we have reduced our workforce primarily due to (i) integration efforts from our acquisitions, (ii) increased competitive pressures, and (iii) the loss of access lines.
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
We have adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC. These codes of conduct, as well as copies of our guidelines on significant governance issues and the charters of our audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.
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

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2013, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.
Special Note Regarding Forward-Looking Statements and Related Matters
This annual report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements include, among others:

•	statements concerning the benefits that we expect will result from our operations, investments, transactions and other activities, such as increased revenue or decreased expenditures;

•
statements about our anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, dividend and stock repurchase plans, capital allocation plans, investment results, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

•	the timing, success and overall effects of competition from a wide variety of competitive providers;

•	the risks inherent in rapid technological change, including product displacement;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment, data protection and net neutrality;

•	our ability to effectively adjust to changes in the communications industry, and changes in our markets, product mix and network caused by our recent acquisitions;

•
our ability to successfully integrate recently-acquired operations into our incumbent operations, including the possibility that the anticipated benefits from our recent acquisitions cannot be fully realized in a timely manner or at all;

•	our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

•	possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•	our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network;

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	our ability to use our net operating loss carryforwards in projected amounts;

•	our continued access to credit markets on favorable terms;

•	our ability to collect our receivables from financially troubled communications companies;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	any adverse developments in legal or regulatory proceedings involving us;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, including those caused by changes in our cash requirements, capital expenditure needs, debt obligations, pension funding requirements, cash flows, or financial position, or other similar changes;

•	the effects of adverse weather;

•	other risks referenced in this annual report or other of our filings with the SEC; and

•
the effects of more general factors such as changes in interest rates, in tax laws, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.

These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of this annual report, which is subject to updating and supplementing by our subsequent SEC reports.
These factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Additional factors or risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
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
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.

Risks Affecting Our Business
Increasing competition, including product substitution, continues to cause us to lose access lines, which has adversely affected and is expected to continue to adversely affect our operating results and financial condition.
Regulatory and other developments over the past several years have caused us to continue to lose access lines and to experience increased competitive pressures impacting each of our business segments, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, information technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iv) own larger or more diverse networks with greater transmission capacity or other advantages, (v) conduct operations or raise capital at a lower cost than us, (vi) are subject to less regulation, (vii) offer services nationally or internationally to a larger geographic area or larger base of customers, (viii) offer greater online content or (ix) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, or to provide more comprehensive customer service.
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
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.
Rapid technological changes could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.
The communications industry is experiencing significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Similarly, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being developed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competitiveness of the information technology services industry.
We may not be able to accurately predict technological trends or the success of newly-offered services. Further technological change could require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to technological changes could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits.

For additional information on the risks of increased expenditures, see “Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.”
Our legacy services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
In recent years, the telephone industry has experienced a decline in access lines, long distance revenues and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this annual report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our data hosting segment.
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
The above-described changes in our industry have placed a higher premium on technological, engineering, marketing and provisioning skills. Our recent acquisitions also significantly changed the composition of our markets and product mix. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Given the current competitive market for personnel with these skills, we cannot assure you that these recruitment efforts will be successful.
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with a high-capacity, reliable and secure network. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications and information technology company, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, malware, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we have been subject to a variety of security breaches and cyber attacks, although to date none of these have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency, scope and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.
Additional risks to our network and infrastructure include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity or system configurance limitations;

•	software and hardware obsolescence, defects or malfunctions;

•	programming, processing and other human error; and

•	other disruptions that are beyond our control.
Network disruptions, security breaches and other significant failures of the above-described systems could:

•	disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our customers’ end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

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
Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. Our failure to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.

Any or all of the foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, we may not be able to recover the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations and financial condition.
We may need to defend ourselves against claims that we infringe upon others’ intellectual property rights, or we may need to seek third-party licenses to expand our product offerings.
From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims. Like other communications companies, we have received an increasing number of these notices and claims in the past several years, and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments or, in the case of litigation, to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business practices, results of operations, and financial condition.
Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.
Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. We rely on reseller and sales agency arrangements with other communications companies to provide some of the services that we sell to our customers, including video services and wireless products and services. If we fail to extend or renegotiate these arrangements as they expire from time to time or if these other companies fail to fulfill their contractual obligations to us or our customers, we may have difficulty finding alternative arrangements and our customers may experience disruptions to their services. In addition, as a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. To the extent that these other companies make decisions that negatively impact our ability to market and sell their products and services, our business plans and goals and our reputation could be negatively impacted. If these reseller and sales agency arrangements are unsuccessful due to one or more of these risks, our business and operating results may be adversely affected.
To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications companies who typically compete against us in those markets. Similar to the risks summarized in the prior paragraph, our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that the other carrier may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues.
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	go bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contract arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.
Reliance on other key suppliers, vendors and landlords. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. Similarly, our data center operations are materially reliant on leasing significant amounts of space from landlords and substantial amounts of power from utility companies, and being able to renew these arrangements from time to time on favorable terms. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs or our service contracts with federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contacts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contacts are terminated for any reason, or if we are suspended or debarred from governmental programs or contacts, our results of operations and financial condition could be materially adversely affected.
Reliance on financial institutions. We rely on 18 financial institutions to provide us with short-term liquidity under our credit facility. If one or more of these lenders default on their funding commitments, our access to revolving credit could be adversely affected.
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
Approximately 36% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
Over 55% of our total consolidated assets reflected on the balance sheet included in this annual report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we or our predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
We cannot assure you that we will be able to continue paying dividends at the current rate.
Decisions on whether, when and in which amounts to make any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason. Based on current circumstances, we plan to continue our current dividend practices. However, you should be aware that these practices are reviewed periodically and are subject to change for reasons that may include any of the following factors:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, stock repurchase plans, cash flows or financial position;

•	the effects of regulatory reform, including any changes to intercarrier compensation, Universal Service Fund or special access rules;

•	our desire to maintain or improve the credit ratings on our debt;

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
Our current dividend practices could limit our ability to deploy cash for other beneficial purposes.
The current practice of our Board of Directors to pay common share dividends reflects an intention to distribute to our shareholders a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our shareholders or debtholders, including stock buybacks, debt prepayments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all.
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
Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent acquisitions, please see the risks described below under the heading “Risk Factors—Risks Relating to our Recent Acquisitions.”
As a holding company, we rely on payments from our operating companies to meet our obligations.
As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. State law applicable to each of our subsidiaries restricts the amount of dividends that they may pay. Restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations), and restrictions imposed by credit agreements applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this annual report for further discussion of these matters.
Risks Relating to our Recent Acquisitions
We may be unable to integrate successfully our recently-acquired operations and realize the anticipated benefits of our recent acquisitions.
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

•
delays or limitations in connection with offering new products or providing current ones arising out of the multiplicity of different legacy systems, network and processes used by each of the companies;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high-quality products and services under a unified culture;

•	the difficulties of producing combined financial information using dispersed personnel with different past practices, including the attendant risk of errors;

•	the complexities of combining companies with different histories, regulatory restrictions, cost structures, products, sales forces, markets, marketing strategies, and customer bases;

•	the failure to retain key employees, some of whom could be critical to integrating, operating or expanding the companies;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisitions; and

•	performance shortfalls at one or all of the companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.
In the last couple of years we have purchased several other businesses to augment our data hosting segment. Integrating these newly-acquired businesses into our data hosting operations will give rise to similar challenges and risks.

As discussed further under “Business—Network Architecture,” we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which is an amalgam of our legacy network and the networks of companies we have acquired in the past.
For all these reasons, you should be aware that our remaining efforts to integrate these companies and businesses could distract our management, disrupt our ongoing business or create inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of our recent acquisitions, or could otherwise adversely affect our business and financial results.
We may be unable to successfully adjust to the substantial change in our markets and operations caused by our recent acquisitions.
Prior to our acquisition of Embarq, we provided principally local exchange and internet services to consumers in predominantly rural areas and small to mid-sized cities in 25 states. As a result of our recent acquisitions, we now provide a diversified array of communications services to residential, business, governmental and wholesale customers in a wide range of markets throughout the United States and internationally. While we believe we have adequately adjusted our strategies, management, operating models and organizational structures to address these changes, we cannot assure you that further adjustments will not be required in the future.
Our acquisitions of Qwest and Savvis have increased our exposure to the risks of operating internationally.
Prior to 2011, substantially all of our operations were historically conducted within the continental United States. Our acquisitions of Qwest and Savvis in 2011 increased the importance of international operations to our future operations, growth and prospects.
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
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, currency, political or other business restrictions or requirements;

•	import and export restrictions;

•	longer payment cycles and problems collecting accounts receivable;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	fluctuations in currency exchange rates;

•	the ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	the inability to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	laws, policies or practices that limit the scope of operations that can legally or practicably be conducted within any particular country; and

•	challenges in staffing and managing foreign operations.
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
We expect to incur substantial expenses related to the completion of the integration of Qwest.
We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of Qwest’s business, operations, networks, systems, technologies, policies and procedures with our own. We have integrated a number of our systems, and we continue to work towards completing the planned integration of our remaining systems. Until this integration is completed, we cannot accurately predict the total amount or the timing of our integration expenses.
Our acquisitions have increased our exposure to the risks of fluctuations in energy costs, power outages and availability of electrical resources.
Through the acquisitions of Qwest and Savvis, we have added a significant number of data center facilities, which are susceptible to regional costs and supply of power and electrical power outages. In addition, our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs. As energy costs increase, we may not always be able to pass on the increased costs of energy to our clients, which could harm our business. Our clients’ demand for power may also exceed the power capacity in older data centers, which may limit our ability to fully utilize these data centers. Moreover, the increasing power demands of today’s servers may cause our demand for power in certain of our data centers to exceed the supply available from third parties. Any one or more of these developments could adversely affect our relationships with our clients and hinder our ability to run our data centers, which could harm our business.
Our inability to renew data center leases, on favorable terms or at all, could have a negative impact on our financial results.
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
As described in Note 15—Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report, the KPNQwest lawsuit brought against us by Cargill Financial Markets, Plc and Citibank, N.A. presents significant risk to us. The plaintiffs seek hundreds of millions of dollars in damages. We continue to vigorously defend the company in that lawsuit.

We are currently unable to provide an estimate as to the timing of the resolution of this matter. We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from the Cargill/Citibank lawsuit. The ultimate outcome remains uncertain, and a substantial settlement or judgment in this matter could have a significant impact on us. The magnitude of such a settlement or judgment could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of a settlement or judgment may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets.
There are other material proceedings pending against us, as described in the above-referenced Note 15. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.
Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing or refusing to pay amounts owed to us for carrying Voice over Internet Protocol (“VoIP”) traffic, or traffic they claim to be VoIP traffic. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.
Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“CAF order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund (“USF”) and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the CAF order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) new “network neutrality” rules. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Risks of higher costs. Regulations continue to create significant costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.
Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to broadband deployment, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.
In addition, increased regulation of our suppliers could increase our costs. For instance, if enhanced regulation of greenhouse gas emissions increase our energy costs, the profitability of our data hosting and other operations could be adversely affected.
Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in most of our key markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.
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
“Net neutrality” legislation or regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. In 2010, the FCC adopted “net neutrality” regulations that curtailed our operational flexibility. Although a federal appeals court vacated these rules in January 2014, the FCC or Congress could adopt similar measures in the future. Any such measures could adversely impact our ability to operate our high-speed data network profitably and to implement the upgrades and network management practices that may be needed to continue to provide high quality high-speed data services, and could therefore negatively impact our ability to compete effectively.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information carried on, stored or disseminated through our networks is limited, the law relating to the liability of private network operators, such as us, is not entirely clear. As such, we could be exposed to legal claims relating to third party content disseminated on our networks. Claims could challenge the accuracy of materials on our network, or could involve matters such as defamation, invasion of privacy or copyright infringement. If we need to take costly measures to reduce our exposure to these risks, or are required to defend ourselves against such claims, our financial results could be negatively affected.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.
For a more thorough discussion of the regulatory issues that may affect our business, see “Regulation” in Item 1 of Part I of this annual report.
Risks Affecting our Liquidity and Capital Resources
Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
We continue to carry significant debt. As of December 31, 2013, our consolidated debt was approximately $21.0 billion. Approximately $2.6 billion of our consolidated debt securities come due over the 36 months following the date of this annual report.
Our significant levels of debt can adversely affect us in several other respects, including:

•	limiting the ability of CenturyLink and its subsidiaries to access the capital markets;

•	exposing CenturyLink and its subsidiaries to the risk of credit rating downgrades, as described further below;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, or reduce or terminate our dividend payments, to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
The effects of each of these factors could be intensified if we increase our borrowings.
Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.
We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities of CenturyLink, Qwest Corporation or both. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by disruptions in domestic or overseas sovereign debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.
We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenues and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	we engage in any acquisitions or undertake substantial capital projects or other initiatives that increase our cash requirements;

•	we are required to contribute a material amount of cash to our pension plans;

•	we are required to begin to pay other post-retirement benefits earlier than anticipated;

•	our payments of federal taxes increase faster or in greater amounts than currently anticipated; or

•
we become subject to significant judgments or settlements in one or more of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements included elsewhere in this annual report.

For all the reasons mentioned in the prior paragraph, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this annual report for additional information about our credit facility.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure the applicable debt. Our credit agreement and the indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.
Any downgrade in the credit ratings of us or our affiliates could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of several of our subsidiaries that are below “investment grade.” There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
A downgrade of any of these credit ratings could:

•	adversely affect the market price of some or all of our outstanding debt or equity securities;

•	limit our access to the capital markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all;

•
trigger the application of restrictive covenants in certain of our debt agreements or result in new or more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;

•	increase our cost of borrowing; and

•	impair our business, financial condition and results of operations.
Under certain circumstances upon a change of control, we will be obligated to offer to repurchase certain of our outstanding debt securities, which could have certain adverse ramifications.
If the credit ratings relating to certain of our long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of CenturyLink, then we will be required to offer to repurchase such debt securities. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these repurchase covenants may in certain circumstances make it more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.

Our debt agreements and the debt agreements of our subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this annual report.
The terms of our debt instruments and the debt instruments of our subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including those discussed above. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this annual report.
Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under “Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers,” increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands, we may be required to make substantial capital expenditures, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time replace some of the equipment that supports our traditional services as that equipment ages, even though the revenue base from those services is not growing. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position. Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives.
We cannot assure you whether, when or in what amounts we will be able to use our net operating losses, or when they will be depleted.
At December 31, 2013, we had approximately $2.9 billion of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest. Under certain circumstances, these NOLs can be used to offset our future federal and certain taxable income.
The acquisitions of Qwest and Savvis caused “ownership changes” under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use these NOLs and certain other deferred tax attributes. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income by 2015, although the timing of that use will depend upon the consolidated group’s future earnings and future tax circumstances. If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
With approximately 47,000 current employees, and approximately 66,000 pension retirees and approximately 35,000 former employees with vested benefits as of December 31, 2013 participating in our benefit plans, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;

•	changes in prevailing interest rates and the discount rate used to calculate pension and other post-retirement expenses;

•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•	the continuing implementation of the Patient Protection and Affordable Care Act, and the related reconciliation act and regulations promulgated thereunder;

•	increases in the number of retirees who elect to receive lump sum benefit payments;

•	changes in plan benefits; and

•	changes in funding laws or regulations.
Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

As of December 31, 2013, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 8—Employee Benefits to our consolidated financial statements included elsewhere in this annual report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included elsewhere in this annual report.
Other Risks
If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in such financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of this Annual Report on Form 10-K, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components as of the following dates:

	December 31,
	2013	2012
Land	2%	2%
Fiber, conduit and other outside plant (1)	41%	40%
Central office and other network electronics (2)	35%	35%
Support assets (3)	19%	20%
Construction in progress (4)	3%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities, plant, equipment and software under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.
We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration.
With the acquisitions of Qwest in April 2011 and Savvis in July 2011, we expanded our property to include data center assets, and the related facilities and communications equipment. The facilities that house Qwest's and Savvis' warehouses, network equipment and data centers are leased.
We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2012 to conform to the current period presentation. Specifically, we have reclassified $123 million in software development costs, net of $30 million in accumulated amortization, from property, plant and equipment to other intangible assets on our consolidated balance sheet as of December 31, 2012.
Some of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries. Our net property, plant and equipment was $18.6 billion and $18.9 billion at December 31, 2013 and 2012, respectively.
Several putative class actions have been filed against us disputing our use of certain rights-of-way as described in "Legal Proceedings—Litigation Matters Relating to Qwest" in Item 3 of this annual report. If we lose any of these rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of our network. However, we do not currently expect any material adverse impacts as a result of the loss of any of these rights.

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
In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which originally approximated $34 million in the aggregate. In connection with the first lawsuit, a federal court in Virginia issued a ruling in our favor, which resulted in Sprint paying us approximately $24 million. The other lawsuit is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred any revenue recognition related to these matters.
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
On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.8 billion based on the exchange rate on December 31, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

In February 2014, Qwest, KPN, the individual defendants and the trustees reached a definitive agreement, settling the litigation. The settlement terms include Qwest's payment of approximately €171 million (or approximately $235 million based on the exchange rate on December 31, 2013) to the KPNQwest bankruptcy estate pursuant to its indemnification obligations, discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report.
On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $301 million based on the exchange rate on December 31, 2013). The value of this claim will be reduced to the degree plaintiffs receive recovery from the tentative trustee settlement described above. While we expect the plaintiffs would receive proceeds from any such trustee settlement, the amounts of such expected recovery are not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.
Regarding the 2010 proceeding filed by the trustees, we accrued a liability in 2013 in the pre-tax amount of €171 million (or approximately $235 million reflected in our accompanying consolidated financial statements based on the exchange rate on December 31, 2013) which represents our best estimate of Qwest's contribution under the terms of the then-tentative settlement. Regarding the 2006 suit brought by Cargill Financial Markets, Plc and Citibank. N.A., we do not believe that liability is probable and will continue to defend against the matter vigorously.
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
Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 30 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia and Wisconsin) and have not yet received either preliminary or final approval in one state where an action is pending (Texas) and three states where actions were at one time, but are not currently, pending (Arizona, Massachusetts, and New Mexico). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.
Securities Actions
CenturyLink and certain of its affiliates are defendants in one consolidated securities and four shareholder derivative actions. The securities action is pending in federal court in the Southern District of New York and the derivative actions are pending in federal court in the Eastern and Western Districts of Louisiana. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013.
The matters are in preliminary phases and the Company intends to defend against the filed actions vigorously. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

Other Matters
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.
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

	Sales Price		Dividend per Common Share
	High	Low
2013
First quarter	$42.01	32.05	0.540
Second quarter	38.40	33.83	0.540
Third quarter	36.49	31.21	0.540
Fourth quarter	34.18	29.93	0.540
2012
First quarter	$40.54	36.25	0.725
Second quarter	39.89	36.91	0.725
Third quarter	43.43	38.96	0.725
Fourth quarter	40.49	36.52	0.725
Common stock dividends during 2013 and 2012 were paid each quarter. On February 24, 2014, our Board of Directors declared a common stock dividend of $0.54 per share.
As described in greater detail in Item 1A of this Annual Report on Form 10-K, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
At February 18, 2014, there were approximately 161,000 stockholders of record although there were significantly more beneficial holders of our common stock. At February 18, 2014, the closing stock price of our common stock was $30.95.
Issuer Purchases of Equity Securities
In February 2013, our Board of Directors authorized the repurchase of up to an aggregate of $2 billion of our outstanding common shares. This repurchase program terminates on February 13, 2015. During the three months ended December 31, 2013, we repurchased approximately 10.5 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $331 million or an average purchase price of $31.49 per share. The common stock repurchased has been retired.
The following table contains information about shares of our previously-issued common stock that were repurchased under our Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 2013	2,408,671	$32.34	2,408,671	$686,036,210
November 2013	1,532,500	32.21	1,532,500	636,682,039
December 2013	6,567,188	31.01	6,567,188	433,043,700
Total	10,508,359	31.49	10,508,359

The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the fourth quarter of 2013 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2013	31,695	$31.40
November 2013	19,190	32.10
December 2013	7,245	32.00
Total	58,130

ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this annual report.
The tables of selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.
The results of operations include Savvis for periods after July 15, 2011, Qwest for periods after April 1, 2011 and Embarq for periods after July 1, 2009.
Selected financial information from the consolidated statements of operations data is as follows:

	Years Ended December 31,(1)
	2013 (2)	2012	2011	2010	2009
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$18,095	18,376	15,351	7,042	4,974
Operating expenses	16,642	15,663	13,326	4,982	3,741
Operating income	$1,453	2,713	2,025	2,060	1,233
Income before income tax expense	224	1,250	948	1,531	813
Net (loss) income	(239)	777	573	948	647
Basic (loss) earnings per common share	(0.40)	1.25	1.07	3.13	3.23
Diluted (loss) earnings per common share	(0.40)	1.25	1.07	3.13	3.23
Dividends declared per common share	2.16	2.90	2.90	2.90	2.80
Weighted average basic common shares outstanding	600,892	620,205	532,780	300,619	198,813
Weighted average diluted common shares outstanding	600,892	622,285	534,121	301,297	199,057
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this annual report for a discussion of unusual items affecting the results for the years ended December 31, 2013, 2012 and 2011.

(2)
We recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to our data hosting segment and a litigation settlement charge of $235 million recorded in 2013.

Selected financial information from the consolidated balance sheets is as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Net property, plant and equipment (1)	$18,646	18,909	19,361	8,754	9,097
Goodwill (2) (3)	20,674	21,627	21,627	10,261	10,252
Total assets	51,787	53,940	55,964	22,038	22,563
Total long-term debt (4)	20,966	20,605	21,836	7,328	7,754
Total stockholders' equity (2)	17,191	19,289	20,827	9,647	9,467
_______________________________________________________________________________

(1)
We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2012 and 2011 to conform to the current period presentation. Specifically, we have reclassified $123 million and $83 million in software development costs, net of $30 million and $8 million in accumulated amortization, from property, plant and equipment to other intangible assets on our consolidated balance sheet as of December 31, 2012,and 2011, respectively. We have also reclassified $28 million and $8 million from depreciation expense to amortization expense in our statements of operations for the years ended December 31, 2012 and 2011, respectively. The correction of the error did not have an effect on our consolidated statements of operations or our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.

(2)	We recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion during 2013 for goodwill attributed to our data hosting segment.

(3)
During the year ended December 31, 2013, we recorded a correction of an error related to an overstatement of our net deferred tax liability recorded in connection with the purchase accounting of Savvis and Qwest in 2011. Therefore, we recognized a $105 million decrease in our net deferred tax liability and a $105 million reduction to goodwill on our consolidated balance sheets as of December 31, 2012 and 2011. The correction of the error did not have an effect on our consolidated statements of operations or our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.

(4)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this annual report.

Selected financial information from the consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in millions)
Net cash provided by operating activities	$5,559	6,065	4,201	2,045	1,574
Net cash used in investing activities	(3,148)	(2,690)	(3,647)	(859)	(679)
Net cash used in financing activities	(2,454)	(3,295)	(577)	(1,175)	(976)
Payments for property, plant and equipment and capitalized software	(3,048)	(2,919)	(2,411)	(864)	(755)
The following table presents certain selected consolidated operating data as of the following dates:

	Years Ended December 31,
	2013	2012 (2)	2011 (2)	2010	2009
	(in thousands except for data centers, which are actuals)
Total broadband subscribers (1)	5,991	5,851	5,655	2,349	2,186
Total access lines (1)	13,002	13,751	14,587	6,489	7,025
Total data centers (3)	55	54	51	—	—
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 3 and 3, respectively.

(3)	Data centers are located throughout North America, Europe and Asia.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report. Certain statements in this annual report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of this annual report for factors relating to these statements and "Risk Factors" in Item 1A of this annual report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MLPS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, public access, wireless, video services and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At December 31, 2013, we operated approximately 13.0 million access lines in 37 states, served approximately 6.0 million broadband subscribers, and operated 55 data centers throughout North America, Europe and Asia. Our methodology for counting access lines may not be comparable to those of other companies.
Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries. These subsidiaries include SAVVIS, Inc. ("Savvis") since July 15, 2011 and Qwest Communications International Inc. ("Qwest") since April 1, 2011. See Note 2—Acquisitions to our consolidated financial statements in Item 8 of this annual report. We discuss below, under "Results of Operations—Segment Results", certain trends that we believe are significant, even if they are not necessarily material to the combined company.
In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively. References to "Legacy CenturyLink", when used in reference to a comparison of our consolidated results for the years ended December 31, 2011, mean the business we operated prior to the Qwest and Savvis acquisitions. Due to the magnitude of our recent acquisitions in relation to Legacy CenturyLink operations, in the combined company variance discussions below for 2012 and 2011 we have separately reflected the impacts of both the Legacy Qwest and Legacy Savvis operations for enhanced visibility, although we actively manage the combined company through our four segments, as discussed further below.
We have incurred certain non-recurring operating expenses related to our acquisitions of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations, as summarized below.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$15	22	43
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	—	24
Total	$15	22	67
Selling, general and administrative:
Expenses incurred to effect acquisitions	$—	—	79
Integration and other expenses associated with acquisitions	28	25	172
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	10	36	149
Total	$38	61	400

This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate, in relation to our Qwest acquisition, total integration, severance and retention expenses to be between $630 million to $654 million (which includes approximately $511 million of cumulative expenses incurred through December 31, 2013) and our capital expenditures associated with integration activities will approximate $200 million (which includes approximately $110 million of cumulative capital expenditures incurred through December 31, 2013). We anticipate that the amount of our integration costs in future years will vary substantially based on integration activities conducted during those periods and could in certain cases be higher than those incurred by us during the year ended December 31, 2013.
During the first quarter of 2013, we announced a reorganization of our operating segments. Consequently we now report the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization was to strengthen our focus on the business market while continuing our commitment to our wholesale, hosting and consumer customers. The reorganization combined business sales and operations functions that formerly resided in the enterprise markets-network segment and the regional markets segment into the new unified business segment. The remaining customers formerly serviced by the regional markets segment became the new consumer segment. Each of the current segments are described further below:

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

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include the resale of our services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services.

•	Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global and governmental customers.
Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2013, 2012 and 2011. Our operating results include operations of Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions except per share amounts)
Operating revenues	$18,095	18,376	15,351
Operating expenses	16,642	15,663	13,326
Operating income	1,453	2,713	2,025
Other income (expense)	(1,229)	(1,463)	(1,077)
Income tax expense	463	473	375
Net (loss) income	$(239)	777	573
Basic (loss) earnings per common share	$(0.40)	1.25	1.07
Diluted (loss) earnings per common share	$(0.40)	1.25	1.07

Due to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, our 2013 and 2012 operating results reflect a full year of Qwest's and Savvis' results, as compared to our 2011 operating results, which reflect only nine months of Qwest's operating results and five and a half months of Savvis' operating results.
The change from net income of $777 million in 2012 to a net loss of $239 million in 2013 is primarily due to a goodwill impairment charge of $1.092 billion and a charge of $235 million in connection with a litigation settlement recorded in 2013. The increase in net income of $204 million in 2012 was primarily due to the 2012 period containing a full year of Qwest's operating results compared to the 2011 period only containing nine months and a significant decrease from 2011 in the amount of acquisition, severance and integration expenses resulting from our recent acquisitions, as presented in the table under the "Overview" section above. The post-acquisition operations of Legacy Savvis and Legacy Qwest, which included substantial severance and integration expenses and significant acquisition accounting adjustments to depreciation and amortization expense, did not contribute significantly to our consolidated net income in 2011. See Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of this annual report. In addition to these factors, growth in strategic services revenues (which we describe further below) over the past couple of years did not fully offset lower revenues from other services and products, which placed downward pressures on our revenues.
Diluted (loss) earnings per common share in 2013 was lower than 2012 primarily due to the above-described goodwill impairment charge of $1.092 billion and a litigation settlement charge of $235 million recorded in 2013. Diluted earnings per common share in 2012 was higher than 2011 as a result of increased net income for 2012.
The following table summarizes our broadband subscribers, access lines, data centers and number of employees:

	As of December 31,
	2013	2012 (2)	2011 (2)
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total broadband subscribers (1)	5,991	5,851	5,655
Total access lines (1)	13,002	13,751	14,587
Total data centers (3)	55	54	51
Total employees	46.6	47.0	49.2
_______________________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 3 and 3, respectively.

(3)	Data centers are located throughout North America, Europe and Asia.

During the last several years, we have experienced revenue decline (excluding the impact of acquisitions) primarily due to declines in access lines, intrastate access rates and minutes of use. To mitigate these declines, we remain focused on efforts to, among other things:

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

Operating Revenues
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access, which we market to wholesale and business customers), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in twelve markets, and our resold satellite service), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•	Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
The following table summarizes our operating revenues under our current revenue categorization:

	Years Ended December 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Strategic services	$8,822	8,427	395	5%
Legacy services	7,617	8,221	(604)	(7)%
Data integration	656	672	(16)	(2)%
Other	1,000	1,056	(56)	(5)%
Total operating revenues	$18,095	18,376	(281)	(2)%
The following table summarizes our operating revenues under our current revenue categorization, which is presented in a manner that we believe is useful for understanding the impact of the Qwest and Savvis acquisitions:

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$8,427	6,313	322	1,207	585	2,114
Legacy services	8,221	7,621	(648)	1,248	—	600
Data integration	672	537	19	116	—	135
Other	1,056	880	44	132	—	176
Total operating revenues	$18,376	15,351	(263)	2,703	585	3,025
Operating revenues attributable to certain bundled services were revised from legacy services to strategic services. Specifically, the revision resulted in a reduction of revenues from legacy services of $104 million and $51 million and a corresponding increase in revenues from strategic services for the periods ended December 31, 2012 and 2011, respectively. The revision was in response to over-allocating discounts to broadband services revenues and under-allocating discounts to local and long-distance services revenues under bundled services arrangements, which resulted in strategic services revenues being understated and legacy services revenues being overstated.

Operating revenues attributable to certain CLEC services were revised from strategic services to legacy services. Specifically, the revision resulted in a reduction of revenue from strategic services of $38 million and a corresponding increase in revenue from legacy services for the period ended December 31, 2012. The revision was in response to recording certain legacy services revenues generated through CLEC services arrangements as strategic services revenues, which resulted in strategic services revenues being overstated and legacy services revenues being understated. Due to system limitations, we have determined that it is impracticable to revise 2011 operating revenues attributable to certain CLEC services to conform to our current revenue categorization.
Our operating revenues decreased by $281 million, or approximately 2%, during the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in revenues is primarily due to declines to legacy services revenues, which decreased by $604 million, or 7%, and which reflect the continuing loss of access lines and loss of access revenues associated with internet and wireless substitution in our markets. At December 31, 2013, we had approximately 13.0 million access lines, (about 59% of which are located in Legacy Qwest's markets), or approximately 5.4% less than the number of access lines we operated at December 31, 2012. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.2% and 5.7% in 2014. Strategic services revenues increased by $395 million, or 5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily from increased demand for our MPLS, Ethernet, broadband, facilities-based video and data hosting services, which were partially offset by a decline in private lines services. Data integration decreased by $16 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to declines in governmental sales and professional services, which were partially offset by a increase in maintenance services. Other revenue decreased by $56 million, or 5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to rate reductions on the federal universal service charges.
Our operating revenues increased by $3.025 billion, or 20%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in revenues is primarily due to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011. As reflected in the table above, our acquisitions of Qwest and Savvis contributed incremental operating revenues (net of intercompany eliminations) of $2.7 billion and $585 million, respectively, to our 2012 revenues. Legacy CenturyLink operating revenues decreased $263 million, in 2012. This decrease was primarily attributable to a decline in legacy services revenues, which reflected the continuing loss of access lines in our markets. At December 31, 2012, we had 13.751 million access lines, of which 8.058 million were in Legacy Qwest's markets. Access lines in our Legacy CenturyLink markets declined to 5.693 million at December 31, 2012 from 6.051 million at December 31, 2011, a decrease of 5.9% during 2012. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. Our legacy services revenues were also negatively impacted in 2012 by the continued reduction in access revenues and continued migration of customers to bundled service offerings at lower effective rates. The decrease in our legacy services revenues was partially offset by higher revenues from strategic services revenues. Ethernet, MPLS, Internet Protocol Television ("IPTV"), VoIP and broadband services accounted for a majority of the growth in strategic services revenues.
We are aggressively marketing our strategic services (including our data hosting services) to offset the continuing declines in our legacy services revenues. We believe our recent acquisitions since 2011 will strengthen our ability to achieve this goal.
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
Our current definitions of operating expenses are as follows:

•
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); litigation expenses associated with our operations; and other expenses directly related to our network and hosting operations.

•
Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.
Total operating expenses increased by $979 million, or 6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 and operating expenses increased by $2.337 billion, or 18%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
The following tables summarize our operating expenses:

	Years Ended December 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,507	7,639	(132)	(2)%
Selling, general and administrative	3,502	3,244	258	8%
Depreciation and amortization	4,541	4,780	(239)	(5)%
Impairment of goodwill	1,092	—	1,092	100%
Total operating expenses	$16,642	15,663	979	6%

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,639	6,325	(73)	1,082	305	1,314
Selling, general and administrative	3,244	2,975	(367)	483	153	269
Depreciation and amortization	4,780	4,026	(149)	741	162	754
Total operating expenses	$15,663	13,326	(589)	2,306	620	2,337
The increase in total operating expenses of $979 million for fiscal 2013 over fiscal 2012 was substantially impacted by a goodwill impairment charge of $1.092 billion and a charge of $235 million in connection with a litigation settlement recorded in 2013. Excluding the effects of the goodwill impairment charge and litigation charge, total operating expenses for the year ended December 31, 2013 decreased by $348 million, or 2%, as compared to the year ended December 31, 2012. The decrease was primarily attributable to lower depreciation and amortization expense and lower employee related costs, bad debt expense and customer premise equipment installation and maintenance costs, which were partially offset by increases in facility costs, network expense and real estate and power costs.
The acquisitions of Qwest and Savvis largely contributed to the increase in total operating expenses of $2.337 billion in 2012. Excluding the effects of Legacy Qwest and Legacy Savvis expenses, total operating expenses for the year ended December 31, 2012 decreased $589 million, due primarily to decreases in employee-related expenses, severance and integration expenses relating to our recent acquisitions and depreciation and amortization expense. As discussed in the "Overview" section, our operating expenses for 2013, 2012, and 2011 included substantial severance and integration costs related to the Qwest, Savvis and Embarq acquisitions as well as significant acquisition accounting adjustments to depreciation and amortization expense. See Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of this annual report.

Cost of services and products (exclusive of depreciation and amortization) decreased by $132 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in professional fees, customer premise equipment installation and maintenance costs and employee related costs. These decreases were partially offset by increases in facility costs, network expenses and real estate and power. Cost of services and products (exclusive of depreciation and amortization) increased by $1.314 billion, or 21%, for the year months ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisitions of Qwest and Savvis. For the year ended December 31, 2012, Legacy CenturyLink's cost of services and products (exclusive of depreciation and amortization) were slightly lower as compared to 2011. During 2012, we experienced decreases in severance, salaries and wages and related benefits, which were partially offset by increases in customer premise equipment and maintenance costs, network expense, and contractor costs.
Selling, general and administrative expenses increased by $258 million, or 8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a charge of $235 million in connection with a litigation settlement. The increase was also attributed to increases in employee related costs, professional fees and external commissions, which were partially offset by a decrease in bad debt expense. Selling, general and administrative expenses increased by $269 million, or 9%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest and Savvis. Legacy CenturyLink selling, general and administrative expenses decreased $367 million, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in 2012 was primarily due to a decrease in severance and integration expenses relating to our recent acquisitions, as well as a decrease in salaries, wages, and employee benefits due to a reduction in headcount. For all periods presented, our expenses include the transaction, severance and integration expenses related to the Qwest, Savvis and Embarq acquisitions (summarized in the table in "Overview" above).
Depreciation and amortization expenses decreased by $239 million or 5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease in depreciation expense is primarily due to depreciation rate changes of certain telecommunications equipment. The rate changes were the result of our aged investment in plant becoming fully depreciated or retired at a faster rate than the addition of new plant. The decrease in amortization expense is primarily due to the use of accelerated amortization for a portion of the customer relationship assets and due to our software investments becoming fully amortized faster than new software was acquired.
Depreciation and amortization increased by $754 million, or 19%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest and Savvis. Excluding the effects of the acquisitions of Qwest and Savvis, depreciation and amortization expense for Legacy CenturyLink decreased $149 million, or 4%, due to annual updates of our depreciation rates for capitalized assets and an out-of-period accounting adjustment related to an overstatement of depreciation expense in prior years, partially offset by net growth in capital assets. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of this annual report for additional information on the out-of-period accounting adjustment.
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
Goodwill Impairment
As of September 30, 2013, we assessed our reporting units, which are our four operating segments (consumer, business, wholesale and data hosting). Based on our assessment performed, we concluded that our goodwill for the consumer, wholesale and business segments was not impaired as of that date, but that our goodwill for the data hosting segment was impaired as of September 30, 2013. The data hosting segment is experiencing slower than previously-projected revenue and margin growth and greater than anticipated competitive pressures. As a result of this data hosting impairment, we recorded during 2013 a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill assigned to our data hosting segment.
As of September 30, 2013, based on our assessment performed with respect to our four reporting units, the estimated fair value of our equity exceeded our carrying value of equity for our consumer, business and wholesale segments by 8%, 18% and 150%, respectively. After the impairment charge described above, the estimated fair value of our equity equals the carrying value of equity for our data hosting segment.

During the fourth quarter of 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31 and concluded that our goodwill for consumer, wholesale and business reporting units was not impaired and our goodwill for data hosting reporting unit was not further impaired as of that date.
We may be required to assess our goodwill for impairment before our next required testing date of October 31, 2014 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our segments. For additional information on the change to our goodwill impairment assessment date and the risk associated with intangible assets, see "Critical Accounting Policies and Estimates—Goodwill, Customer Relationships and Other Intangibles Assets" below and "Risk Factors" in Item 1A of Part II of this annual report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2014.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense:

	Years Ended December 31,
	2013	2012	Increase / (Decrease)	% Change
	(Dollars in millions)
Interest expense	$(1,298)	(1,319)	(21)	(2)%
Net gain (loss) on early retirement of debt	10	(179)	189	106%
Other income (expense)	59	35	24	69%
Total other income (expense)	$(1,229)	(1,463)	(234)	(16)%
Income tax expense	$463	473	(10)	(2)%

	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(1,319)	(1,072)	62	169	16	247
Net loss on early retirement of debt	(179)	(8)	179	(8)	—	171
Other income (expense)	35	3	32	(1)	1	32
Total other income (expense)	$(1,463)	(1,077)	273	160	17	386
Income tax expense	$473	375	nm	nm	nm	98
_______________________________________________________________________________
nm-Attributing changes in income tax expense to the acquisitions of Savvis and Qwest is considered not meaningful.

Interest Expense
Interest expense decreased $21 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a lower amount of average debt outstanding along with lower interest rates, which were partially offset by a reduction in the amortization of debt premiums. Interest expense increased by $247 million, or 23%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the 2012 period containing a full year of Qwest interest expense compared to the 2011 period containing only nine months. Interest expense for Legacy CenturyLink increased $62 million, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in 2012 is substantially due to interest on our $2 billion aggregate principal amount of senior notes issued in June 2011 to finance the Savvis acquisition. The 2012 increase is due to those notes being outstanding for a full year versus only a portion of 2011. See Note 4—Long-term Debt and Credit Facilities to our consolidated financial statements in Item 8 of this annual report and "Liquidity and Capital Resources" below for additional information about those transactions.
Net Gain or Loss on Early Retirement of Debt
In the fourth quarter of 2013, QCII (Qwest Communications International Inc. on a stand-alone basis) redeemed their outstanding debt securities, which resulted in a gain of $10 million.
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
During 2012, QCII and QC redeemed certain of their outstanding debt securities, which resulted in an aggregate gain of $20 million.
In the fourth quarter and second quarter of 2011, QC redeemed certain of its outstanding debt securities which resulted in a total net loss of $8 million.
Other Income (Expense)
Other income (expense) reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income was greater for the year ended December 31, 2013 as compared to 2012 primarily due to a $32 million gain on the sale of wireless spectrum in January 2013, which was larger than the gain on sale of auction rate securities recognized in 2012. Other income for Legacy CenturyLink was greater for the year ended December 31, 2012 as compared to 2011 due to gains on the sales of our auction rate securities and the recognition in 2011 of $16 million in transaction expenses incurred in connection with terminating an unused bridge loan financing commitment related to the Savvis acquisition. See Note 2—Acquisitions to our consolidated financial statements in Item 8 of this annual report.
Income Tax Expense
Income tax expense decreased by $10 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Our income tax expense for the year ended December 31, 2012 increased $98 million from the amounts for the comparable prior year. Our increase in 2012 was primarily due to a $302 million, or 32%, increase in income before income tax expense as compared to 2011. For the years ended December 31, 2013, 2012 and 2011, our effective income tax rate was 206.7%, 37.8% and 39.6%, respectively. The 2013 effective tax rate reflects the net impacts of the $1.092 billion non-deductible goodwill impairment and of an unfavorable accounting adjustment of $17 million related to non-deductible life insurance costs. The 2013 tax expense also includes the impacts of a favorable settlement with the Internal Revenue Service of $33 million and a favorable adjustment of $22 million related to the reversal of liabilities for uncertain tax positions. The 2012 effective tax rate reflects the $16 million reversal of a valuation allowance related to the auction rate securities we sold in 2012, a $12 million benefit related to state NOLs net of valuation allowance, and a $6 million expense associated with reversing a receivable related to periods that have been effectively settled with the IRS. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of this annual report and "Income Taxes" below for additional information.

Segment Results
As described further above under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," we revised our segment structure in 2013 and restated previously reported segment results for the years ended December 31, 2012 and 2011 to conform to our 2013 segment presentation. The following table summarizes our segment results for the years ended December 31, 2013, 2012 and 2011 under our segment categorization at December 31, 2013.

	Years Ended December 31,
	2013	2012	2011
		(Dollars in millions)
Total segment revenues	$17,095	17,320	14,471
Total segment expenses	8,249	8,244	6,623
Total segment income	$8,846	9,076	7,848
Total margin percentage	52%	52%	54%
Consumer:
Revenues	$6,004	6,162	5,384
Expenses	2,231	2,291	1,972
Income	$3,773	3,871	3,412
Margin percentage	63%	63%	63%
Business:
Revenues	$6,136	6,133	5,150
Expenses	3,769	3,743	3,068
Income	$2,367	2,390	2,082
Margin percentage	39%	39%	40%
Wholesale:
Revenues	$3,579	3,725	3,314
Expenses	1,158	1,230	1,137
Income	$2,421	2,495	2,177
Margin percentage	68%	67%	66%
Data hosting:
Revenues	$1,376	1,300	623
Expenses	1,091	980	446
Income	$285	320	177
Margin percentage	21%	25%	28%

The following table reconciles our total segment revenues and total segment income presented above to operating revenues and operating income reported in our consolidated statements of operations.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Total segment revenues	$17,095	17,320	14,471
Other operating revenues	1,000	1,056	880
Operating revenues reported in our consolidated statements of operations	$18,095	18,376	15,351
Total segment income	$8,846	9,076	7,848
Other operating revenues	1,000	1,056	880
Depreciation and amortization	(4,541)	(4,780)	(4,026)
Impairment of goodwill (Note 3)	(1,092)	—	—
Other unassigned operating expenses	(2,760)	(2,639)	(2,677)
Operating income reported in our consolidated statement of operations	$1,453	2,713	2,025
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
We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results. For additional information about our segments, see Note 13—Segment Information to our consolidated financial statements in Item 8 of this annual report.
Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Items 1 and 1A of this annual report, demand for our broadband services could be adversely affected by competitors providing services at higher broadband speed than ours or using advanced wireless data technologies. We also continue to expand our strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain. We believe these efforts will improve our ability to compete and increase our strategic revenues;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of revenues associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

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

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Years Ended December 31,		Increase /
	2013	2012	(Decrease)	% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$2,650	2,474	176	7%
Legacy services	3,349	3,681	(332)	(9)%
Data integration	5	7	(2)	(29)%
Total revenues	6,004	6,162	(158)	(3)%
Segment expenses:
Direct	1,758	1,796	(38)	(2)%
Allocated	473	495	(22)	(4)%
Total expenses	2,231	2,291	(60)	(3)%
Segment income	$3,773	3,871	(98)	(3)%
Segment margin percentage	63%	63%

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$2,474	1,928	190	356	546
Legacy services	3,681	3,449	(253)	485	232
Data integration	7	7	—	—	—
Total revenues	6,162	5,384	(63)	841	778
Segment expenses:
Direct	1,796	1,542	25	229	254
Allocated	495	430	(12)	77	65
Total expenses	2,291	1,972	13	306	319
Segment income	$3,871	3,412	(76)	535	459
Segment margin percentage	63%	63%

Segment Revenues
Consumer revenues decreased $158 million, or 3%, for year ended December 31, 2013 as compared to the year ended December 31, 2012. Growth in strategic services revenues were more than offset by the decline in legacy services revenues. The increase in strategic services revenues is due primarily to volume increases in our facilities-based video services and increases in the number of broadband subscribers, as well as from price increases on various services. Legacy services revenues decreased primarily due to declines in local and long-distance services associated with access line losses resulting from the competitive and technological changes described above. Consumer revenues increased by $778 million, or 15%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in revenue is primarily due to our acquisition of Qwest, which contributed $841 million in revenue. Legacy CenturyLink's revenue decreased by $63 million primarily due to a decline in legacy revenues, partially offset by growth in strategic services revenues. Legacy services revenues decreased primarily due to declines in local and long distance services associated with access line losses resulting from the competitive pressures and product substitution previously described. Growth in strategic services revenues was primarily due to an increase in the number of broadband subscribers.
Segment Expenses
Consumer expenses decreased by $60 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in bad debt expense, salaries and wages, facility costs and allocated expenses, partially offset by increases in professional fees and external commissions. The decrease in allocated expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to reductions in network salaries and wages and professional fees. Consumer expenses increased by $319 million, or 16%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest, which contributed $306 million in total expenses. Legacy CenturyLink's segment expenses increased by $13 million during the same period primarily due to increases in external commissions, maintenance costs and marketing and advertising costs.
Segment Income
Consumer income decreased by $98 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decline in total revenue. Consumer income increased by $459 million, or 13%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest, which contributed $535 million in segment income. Legacy CenturyLink's segment income decreased $76 million for the same period primarily due to a decline in total revenue, as discussed above.
Business
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total segment revenues continues to migrate from legacy services to strategic services as our commercial, enterprise, global and governmental customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to continue to grow during 2013;

•
Legacy services. We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. We also expect our business segment to benefit indirectly from efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Years Ended December 31,		Increase /
	2013	2012	(Decrease)	% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$2,509	2,356	153	6%
Legacy services	2,976	3,112	(136)	(4)%
Data integration	651	665	(14)	(2)%
Total revenues	6,136	6,133	3	—%
Segment expenses:
Direct	3,329	3,285	44	1%
Allocated	440	458	(18)	(4)%
Total expenses	3,769	3,743	26	1%
Segment income	$2,367	2,390	(23)	(1)%
Segment margin percentage	39%	39%

	Business Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$2,356	1,842	44	459	11	514
Legacy services	3,112	2,779	(181)	514	—	333
Data integration	665	529	20	116	—	136
Total revenues	6,133	5,150	(117)	1,089	11	983
Segment expenses:
Direct	3,285	2,751	(77)	611	—	534
Allocated	458	317	62	75	4	141
Total expenses	3,743	3,068	(15)	686	4	675
Segment income	$2,390	2,082	(102)	403	7	308
Segment margin percentage	39%	40%
Segment Revenues
Business revenues increased by $3 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Strategic services revenues increased $153 million, but was substantially offset by a decline in legacy services revenue of $136 million and a decline of $14 million in data integration service revenue. The increase in strategic services revenue came from increases in MPLS, VoIP, and Ethernet services., which were partially offset by declines in private line services. Business revenues increased by $983 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in business revenue is primarily due to the acquisition of Qwest, which contributed $1.089 billion in revenue. Legacy CenturyLink's segment revenue declined by $117 million primarily due to a decline in legacy services revenue, partially offset by growth in strategic services revenue. Legacy services revenues decreased primarily due to declines in local and long-distance services associated principally with access line loss resulting from competitive pressures and product substitution. Growth in strategic services revenues was primarily due to increases in VoIP, Ethernet and MPLS services.

Segment Expenses
Business expenses increased by $26 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to increases in salaries and wages, professional fees and facility costs, partially offset by decreases in equipment and maintenance costs and allocated expenses. Allocated expenses decreased for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in network salaries and wages and professional fees, which were partially offset by an increase in real estate and power costs. Business expenses increased for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest, which contributed $686 million in segment expenses. Legacy CenturyLink's expenses decreased by $15 million during the same period primarily due to decreases in direct expense, partially offset by increase in allocated expenses. Direct expenses decreased due to decreases in employee related expenses and marketing costs, which were partially offset by increases in customer premise equipment maintenance and installation costs and facility costs. Allocated expense increased primarily due to more fully allocating network and building rent and related power expenses.
Segment Income
Business income decreased by $23 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in direct expenses. Business income increased by $308 million, or 15%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest, which contributed $403 million in segment income. Legacy CenturyLink's segment income decreased by $102 million for the same period primarily due to a decline in total revenue, as discussed above.
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

The following tables summarize the results of operations from our wholesale segment:

	Wholesale Segment
	Years Ended December 31,		Increase /
	2013	2012	(Decrease)	% Change
	(Dollars in millions)
Segment revenues:
Strategic services	$2,287	2,297	(10)	—%
Legacy services	1,292	1,428	(136)	(10)%
Total revenues	3,579	3,725	(146)	(4)%
Segment expenses:
Direct	169	169	—	—%
Allocated	989	1,061	(72)	(7)%
Total expenses	1,158	1,230	(72)	(6)%
Segment income	$2,421	2,495	(74)	(3)%
Segment margin percentage	68%	67%

	Wholesale Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$2,297	1,920	32	341	4	377
Legacy services	1,428	1,393	(214)	249	—	35
Data integration	—	1	(1)	—	—	(1)
Total revenues	3,725	3,314	(183)	590	4	411
Segment expenses:
Direct	169	174	(18)	13	—	(5)
Allocated	1,061	963	(77)	175	—	98
Total expenses	1,230	1,137	(95)	188	—	93
Segment income	$2,495	2,177	(88)	402	4	318
Segment margin percentage	67%	66%
Segment Revenues
Wholesale revenues decreased by $146 million, or 4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. These decreases reflect lower revenues from both legacy and strategic services. The decrease in legacy services revenues reflects a continuing declines in access, long-distance and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The decline in strategic services revenues was due to decreases in our private line and special access services revenues, partially offset by an increase in Ethernet revenues. Wholesale revenues increased by $411 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the Qwest acquisition, which contributed $590 million to total revenue. Legacy CenturyLink's revenue declined by $183 million during this same period primarily due to declines in legacy services, partially offset by growth in revenue from strategic services. Strategic services revenues increased primarily due to growth in Ethernet and broadband services. The decrease in legacy services revenues was driven by continuing declines in access, long-distance and local services volumes, and the implementation of the CAF order, as well as the substitution of cable, wireless, VoIP and other services for traditional voice telecommunication services.

Segment Expenses
Wholesale expenses decreased by $72 million, or 6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease in allocated expenses. Total direct expenses remained relatively unchanged from 2012 to 2013. Allocated expenses for the year ended December 31, 2013 as compared to the year ended December 31, 2012 decreased primarily due to decreases in salaries and wages and facility costs. Wholesale expenses increased by $93 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the acquisition of Qwest, which contributed $188 million in segment expenses. Legacy Centurylink's expenses declined by $95 million during this same period primarily due to lower allocation of fleet and network real estate expenses and to reduction in employee related expenses.
Segment Income
Declines in both strategic and legacy services revenues largely contributed to a decrease in our wholesale segment income for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Decreases in segment expenses in each period did not fully offset the declines in segment revenues. Wholesale segment income increased by $318 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the Qwest acquisition. Segment income for our Legacy CenturyLink operations decreased by $88 million for the same period primarily due to a decline in total revenue, as discussed above.
Data Hosting
The operations of our data hosting segment have been impacted by several significant trends, including those described below:

•
Colocation. Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our clients around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors continue to expand their enterprise colocation operations; however, we believe that our data center expansion strategy may help mitigate these pricing challenges;

•
Managed hosting. Managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, utility and computing storage, consulting and managed security services. We believe that competitive cloud computing offerings have led to increased pricing pressure and increased service disconnections by our customers, and expect those trends to continue. However, we remain focused on expanding our managed hosting business, specifically in our cloud service offerings, which we believe is a key to growth. We believe that we have continued to strengthen our cloud offering by adding differentiating features to our cloud products;

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

The following tables summarize the results of operations from our data hosting segment, which are all categorized as strategic services:

	Data Hosting Segment
	Years Ended December 31,		Increase /
	2013	2012	(Decrease)	% Change
	(Dollars in millions)
Segment revenues:	$1,376	1,300	76	6%
Segment expenses:	1,091	980	111	11%
Segment income	$285	320	(35)	(11)%
Segment margin percentage	21%	25%

	Data Hosting Segment
	Years Ended December 31,		Increase / (Decrease)
	2012	2011	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Segment revenues:	$1,300	623	56	51	570	677
Segment expenses:	980	446	57	23	454	534
Segment income	$320	$177	(1)	28	116	143
Segment margin percentage	25%	28%
Segment Revenues
Data hosting revenues increased by $76 million, or 6%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the impact of revenues contributed from the recent acquisitions, as well as increases in colocation and managed hosting revenues. These increases were partially offset by a decline in data hosting network revenues. Segment revenue increased by $677 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the Savvis and Qwest acquisitions, which contributed segment revenue of $570 million and $51 million, respectively.
Segment Expenses
Data hosting expenses increased by $111 million, or 11%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to increases in employee related costs resulting from our recent acquisitions and added headcount, professional fees, network expenses, real estate and power costs and marketing and advertising, which were partially offset by a decrease in external commissions. Segment expenses increased by $534 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the Savvis and Qwest acquisitions, which contributed segment expenses of $454 million and $23 million, respectively.
Segment Income
Segment income decreased by $35 million, or 11%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decline in segment income was primarily due to revenues growing at a slower rate than expenses. The revenues generated from the recent acquisitions in 2012 and 2013 were substantially offset by their respective expenses. Segment income increased by $143 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to the Savvis and Qwest acquisitions, which contributed segment income of $116 million and $28 million respectively.

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
Business Combinations
We have accounted for our recent acquisitions, including our acquisition of Qwest on April 1, 2011 and Savvis on July 15, 2011, under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The estimates of fair value and resulting assignment of the purchase price related to our acquisitions of Qwest and Savvis involved significant estimates and judgments by our management. In arriving at the fair values of assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates also included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment and industry and economic trends.
Goodwill, Customer Relationships and Other Intangible Assets
We amortize customer relationships primarily over an estimated life of 10 years to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions to our consolidated financial statements in Item 8 of this annual report.
We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in our operating segments. Goodwill is reassigned to the reporting units using a relative fair value approach. We utilize the trailing twelve months earnings before interest, tax and depreciation as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized. The use of other fair value assignment methods could result in materially different results. For additional information on the first quarter 2013 reorganization of our segments, see Note 8—Segment Information to our consolidated financial statements in Item 8 of this annual report.
We have assigned our goodwill balance to our segments at December 31, 2013 as follows:

(Dollars in millions)
Consumer	$10,348
Business	6,363
Wholesale	3,274
Data hosting	689
Total goodwill	$20,674

We are required to assess goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units, which we refer to as our segments, are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test. Our annual assessment date for testing goodwill impairment was September 30.
During the fourth quarter of 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31 and concluded that our goodwill for consumer, wholesale and business reporting units was not impaired and our goodwill for data hosting reporting unit was not further impaired as of that date.
Property, Plant and Equipment
Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date. Purchased and constructed property, plant and equipment is recorded at cost, plus the estimated value of any associated legally or contractually required asset retirement obligation. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.
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
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation by approximately $430 million or increased depreciation by approximately $610 million, respectively.
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
In 2013 approximately 33% of the January 1, 2013 pension plans' net actuarial loss balance of $2.236 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 12 years for the plans. The other 67% of the beginning pension plans' net actuarial loss balance was treated as indefinitely deferred during 2013. The entire beginning net actuarial loss of $446 million for the post-retirement benefit plans was treated as indefinitely deferred during 2013.
In computing the pension and post-retirement health care and life insurance benefits obligations, the most significant assumption we make is the discount rate. In computing the periodic pension and post-retirement benefits expense, the most significant assumptions we make are the discount rate and the expected rate of return on plan assets.

The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We selected the discount rate based on a cash flow matching analysis using hypothetical yield curves from U.S. corporate bonds rated high quality and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds.
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
To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets is reflected in the net actuarial losses.
Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2013 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $124 million. If our assumed discount rates for 2013 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have decreased by $24 million and our projected benefit obligation would have increased by approximately $1.8 billion.
Loss Contingencies and Litigation Reserves
We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this annual report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.
For matters related to income taxes, if we determine that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize in our financial statements a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of the successor dates of December 31, 2013, 2012 and 2011, considers the anticipated utilization of any applicable tax credits and net operating losses ("NOLs").
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

We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. At December 31, 2013, we established a valuation allowance of $435 million, primarily related to state NOLs, as it is more likely than not that this amount will not be utilized prior to expiration. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of this annual report for additional information.
Liquidity and Capital Resources
Overview
At December 31, 2013, we held cash and cash equivalents of $168 million and we had $1.275 billion available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At December 31, 2013, cash and cash equivalents of $95 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
We and our Board of Directors monitor our use of cash throughout the year, but with enhanced scrutiny early each year in connection with the review of annual budgets. In connection with our budgeting process in early 2013, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years and elected to reduce our quarterly dividend rate beginning in 2013 and to implement a share repurchase program. In connection with our budgeting process in early 2014, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by 2015.
Based on the current capital allocation objectives, during 2014 we anticipate expending approximately $3.0 billion of cash for capital investment in property, plant and equipment and up to $1.26 billion for dividends on our common stock, based on the current annual common stock dividend rate of $2.16 and the current number of outstanding common shares. We have debt maturities of approximately $630 million, scheduled debt principal payments of $22 million, and scheduled capital lease and other obligation payments of $133 million due during 2014. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
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
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock, subject to our board's discretion to modify or terminate this practice at any time and for any reason.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impacts on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. We estimate our total 2014 capital expenditures to be approximately $3.0 billion.
Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In particular, we expect to continue to focus on software development and expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network. For more information on capital spending, see Items 1 and 1A of this annual report.

In 2012 and early 2013, we accepted approximately $35 million from Round 1 of Phase 1 of the FCC's Connect America Fund ("CAF") established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45,000 homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. In 2013, the FCC announced another round of CAF funding and we initially agreed to accept approximately $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband services to more than 92,000 rural homes and businesses in unserved high-cost areas. Due to challenges from other competing telecommunications carriers on the unserved rural areas, the final amount offered to us by the FCC, which we accepted in late 2013, was approximately $40 million.
Debt and Other Financing Arrangements
Approximately $30 million of Embarq 7.46% notes will mature on April 1, 2014 and $600 million of our QC 7.50% senior notes will mature on October 1, 2014. Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing QC debt securities to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by credit rating agencies, among other factors.
As of the date of this annual report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba2	Baa3
Fitch Ratings	BB+	BBB-
In early 2013, CenturyLink's senior unsecured debt ratings were downgraded from "investment grade" to "non-investment grade" by two of the rating agencies, which we believe increased our borrowing costs. Any additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of our borrowing under the Credit Facility. In addition, any additional downgrades of CenturyLink's or QC's senior unsecured debt ratings could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of this annual report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Director's discretion to modify or terminate this practice at any time and for any reason. In early 2013, our Board of Directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe resulted in a dividend payout rate that is more sustainable over the long-term, and thereby increased our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $315 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this annual report and the discussion of our stock repurchase program below.
Stock Repurchase Program
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. As of December 31, 2013, we had approximately $433 million in stock remaining available for repurchase under the Stock Repurchase Program (includes common shares that, as of December 31, 2013, we had agreed to purchase under the program for $29 million in transactions that settled early in the first quarter of 2014). As of December 31, 2013, we had repurchased 45.7 million common shares for an aggregate market price of $1.567 billion and an average purchase price of $34.26 per share. The repurchased common stock has been retired. As of February 20, 2014, we had repurchased 51.8 million shares for $1.75 billion, or an average purchase price of $33.78 per share. We expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions and other factors. For additional information on repurchases made during the quarter ended December 31, 2013, see Item 5 of Part II of this annual report.

In late February 2014, our board authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. This new program will take effect immediately upon the completion of our current repurchase program, which we expect to deplete during the second quarter of 2014 based on current market conditions. We expect to execute this share repurchase program in open market transactions, subject to market conditions and other factors, and expect to complete the new program within 18 to 24 months from its effective date.
Settlement Payment
In February 2014, Qwest, KPN, the individual defendants and the trustees reached a definitive agreement, settling the litigation. The settlement terms include Qwest's payment, which was made in February 2014, of approximately €171 million (or approximately $235 million based on the exchange rate on December 31, 2013) to the KPNQwest bankruptcy estate pursuant to its indemnification obligations, discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report.
Credit Facilities
We have access to up to $2 billion aggregate principal amount of revolving credit under an amended and restated revolving credit facility that matures in April 2017. The Credit Facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by three of our wholly-owned subsidiaries, Embarq, QCII and Savvis, Inc., one of QCII's wholly-owned subsidiaries and one of Savvis, Inc.'s wholly-owned subsidiaries. At December 31, 2013, we had $725 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2013 and 2012, our outstanding letters of credit totaled $132 million and $120 million, respectively, under this facility.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	2019 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations (excluding unamortized premiums, discounts and other, net.)	$785	565	1,493	2,219	246	15,736	21,044
Interest on long-term debt and capital leases (1)	1,373	1,316	1,244	1,131	1,088	15,404	21,556
Operating leases	297	274	252	232	209	1,391	2,655
Purchase commitments (2)	221	162	86	58	22	79	628
Post-retirement benefit obligation (3)	73	72	70	68	111	992	1,386
Non-qualified pension obligations (3)	5	5	5	5	5	21	46
Unrecognized tax benefits (4)	—	—	—	—	—	44	44
Other	7	7	7	11	7	125	164
Total future contractual obligations (5)	$2,761	2,401	3,157	3,724	1,688	33,792	47,523
_______________________________________________________________________________

(1)
Actual principal and interest paid in all years may differ due to future refinancing of attributing debt or issuance of new debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2013.

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

(3)	Reflects only the portion of total obligation that is contractual in nature; see Note 5 below

(4)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. The $44 million is composed of unrecognized tax benefits of $14 million and related estimated interest and penalties of $30 million, which would result in future cash payments if our tax positions were not upheld. See Note 12—Income Taxes to our consolidated financial statements in Item 8 of this annual report for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2019 and thereafter" column in the above table.

(5)	The table is limited to contractual obligations only and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2013. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this annual report;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we terminate these contracts in 2014, the contract termination fees would be approximately $170 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $166 million. In the normal course of business, we do not believe payment of these fees is likely; and

•
potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status as of December 31, 2013 of our defined benefit pension plans and other post-retirement benefit obligations were $1.055 billion and $3.153 billion, respectively. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this annual report for additional information about our pension and other post-retirement benefit arrangements.
Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. We made cash contributions of approximately $146 million in 2013 to our qualified pension plans. Based on current laws and circumstances, we expect that our required contributions to these plans for 2014 will be $123 million.
Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2013, the fair value of these trust assets was $535 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately three years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected three year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
Our estimated annual long-term rate of return on the pension plans trust assets is 7.5% and for the post-retirement plans trust assets is 7.3% based on the assets currently held; however, actual returns could vary widely in any given year.
For additional information on factors that could influence our funding commitments under these and other plans, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefits" in this Item 7 and "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Increases in costs for pension and healthcare benefits for our active and retired employee may reduce our profitability and increase our funding commitments" in Item 1A of this annual report.
Net Operating Loss Carryforwards
We are currently using federal NOLs to offset a portion of our federal taxable income. We expect to deplete a significant portion of these NOLs and certain other deferred tax attributes by the end of 2014, and substantially all of these tax benefits by 2015. Once our NOLs are fully utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this annual report.
Historical Information
The following table summarizes our consolidated cash flow activities (which include cash flows from Savvis and Qwest after their respective acquisition dates):

	Years Ended December 31,		Increase / (Decrease)
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$5,559	$6,065	(506)
Net cash used in investing activities	(3,148)	(2,690)	458
Net cash used in financing activities	(2,454)	(3,295)	(841)

	Years Ended December 31,		Increase / (Decrease)
	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$6,065	$4,201	1,864
Net cash used in investing activities	(2,690)	(3,647)	(957)
Net cash used in financing activities	(3,295)	(577)	2,718

Net cash provided by operating activities decreased by $506 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decrease in net (loss) income adjusted for non-cash items, a decrease in the loss on early retirement of debt, a decrease in the change in the retirement benefits and a decrease in the change in other noncurrent assets and liabilities, which were partially offset by an increase in the change in other current assets and other current liabilities, net. Net cash provided by operating activities increased by $1.864 billion for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily attributable to the acquisitions of Qwest and Savvis, which contributed net cash provided by operating activities of approximately $3.4 billion in 2012 and $2.2 billion in 2011. Our consolidated financial statements in Item 8 of this annual report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $458 million for the year end December 31, 2013 as compared to the year ended December 31, 2012 primarily due to amounts paid for acquisitions in 2013, increased payments for purchases of property, plant and equipment and less proceeds from the sale of property and intangible assets. Net cash used in investing decreased by $957 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to less net cash used for acquisitions and an increase in proceeds from sale of property and intangible assets, which were partially offset by an increase in payments for purchases of property, plant and equipment. Activities in 2012 included payments for purchases of property, plant and equipment and capitalized software of $2.9 billion, including $1.9 billion for Qwest and Savvis' capital expenditures.
Net cash used in financing activities decreased by $841 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a significant change from net debt paydowns (including early retirement costs) in 2012 to net proceeds in 2013. Additionally, there was a decrease in dividends paid due to our recently announced reduction in our per share common stock dividend rate. These items were partially offset by a significant increase in stock repurchases (due to our buyback program announced in February 2013). Net cash used in financing activities increased by $2.718 billion for the year ended December 31, 2012 as compared to the year ended December 31, 2011 primarily due to net debt paydowns in 2012 versus net debt issuances in 2011. This difference was primarily due to the $2 billion senior notes issued in June 2011 to finance the Savvis acquisition. Also contributing was a $255 million increase in dividends paid attributable to an increase in the average number of shares outstanding.
On December 27, 2013, QCII redeemed $186 million of its 7.125% Notes due 2018 for $196 million including premium, fees and accrued interest, which resulted in a $3 million gain.
On November 27, 2013, QCII completed a cash tender offer with respect to its $800 million of 7.125% Notes due 2018. QCII received and accepted tenders of approximately $614 million aggregate principal amount of these notes, or 77%, for $646 million including premium, fees and accrued interest, which resulted in a $7 million gain.
On November 27, 2013, CenturyLink issued $750 million aggregate principal amount of 6.75% Notes due 2023, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $742 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to December 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 106.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.
On August 15, 2013, a subsidiary of Embarq Corporation ("Embarq") paid at maturity the $50 million principal amount of its 6.75% Notes.
On July 15, 2013, a subsidiary of Embarq paid at maturity the $59 million principal amount of its 6.875% Notes.
On June 17, 2013, QC paid at maturity the $750 million principal amount of its floating rate Notes.
On May 23, 2013, QC issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and expenses, of $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
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
During the year ended December 31, 2013, we repurchased 45.7 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $1.567 billion, or an average purchase price of $34.26 per share. The repurchased common stock has been retired. For additional information, see "Liquidity and Capital Resources—Stock Repurchase Program" above.
Certain Matters Related to Acquisitions
Qwest's post-closing debt obligations consisted primarily of debt securities issued by QCII and two of its subsidiaries while Savvis' post-closing long-term debt obligations consisted primarily of capital leases, the remaining amounts of which are now included in our consolidated debt balances. The indentures governing Qwest's remaining debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Years Ended December 31,			Total Since Acquisition
	2013	2012	2011
	(Dollars in millions)
Amortized	$62	86	154	302
Extinguished (1)	41	177	58	276
Total premiums recognized	$103	263	212	578
_______________________________________________________________________________

(1)	See "Debt and Other Financing Arrangements" for more information
The remaining premium of $115 million as of December 31, 2013 will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
CenturyLink has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to CenturyLink. In accordance with generally accepted accounting principles, these advances are eliminated as intercompany transactions. Although CenturyLink periodically repays these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these advances, which are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.
We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 15—Commitment and Contingencies to our consolidated financial statements in Item 8 of this annual report for the current status of such legal proceedings.

Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2013, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the year ended December 31, 2013 when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2012.
At December 31, 2013, we had approximately $20.3 billion (excluding capital lease and other obligations with a carrying amount of $619 million) of long-term debt outstanding, 94.0% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2013 we had $1.1 billion floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $11 million.
With our acquisition of Savvis in July 2011, we have become exposed to the risk of fluctuations in the foreign currencies in which its international operations are denominated, primarily the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Singapore Dollar. The percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar with all other variables held constant. The aggregate potential change in the fair value of financial assets resulting from a hypothetical 10% change in these exchange rates was $24 million at December 31, 2013.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2013.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of this annual report, or in the Future Contractual Obligations table included in this Item 7 above or (iii) discussed under the heading "Market Risk" above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this annual report is incorporated herein by reference.

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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2013. The effectiveness of our internal control over financial reporting at December 31, 2013 has been audited by KPMG LLP, as stated in their report which is included herein.
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
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyLink, Inc.:
We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Shreveport, Louisiana
February 27, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyLink, Inc.:
We have audited CenturyLink, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Shreveport, Louisiana
February 27, 2014

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$18,095	18,376	15,351
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	7,507	7,639	6,325
Selling, general and administrative	3,502	3,244	2,975
Depreciation and amortization	4,541	4,780	4,026
Impairment of goodwill (Note 3)	1,092	—	—
Total operating expenses	16,642	15,663	13,326
OPERATING INCOME	1,453	2,713	2,025
OTHER INCOME (EXPENSE)
Interest expense	(1,298)	(1,319)	(1,072)
Net gain (loss) on early retirement of debt	10	(179)	(8)
Other income	59	35	3
Total other income (expense)	(1,229)	(1,463)	(1,077)
INCOME BEFORE INCOME TAX EXPENSE	224	1,250	948
Income tax expense	463	473	375
NET (LOSS) INCOME	$(239)	777	573
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.40)	1.25	1.07
DILUTED	$(0.40)	1.25	1.07
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	600,892	620,205	532,780
DILUTED	600,892	622,285	534,121
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
NET (LOSS) INCOME	$(239)	777	573
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial gain (loss), net of $(606), $432 and $508 tax	981	(694)	(812)
Change in net prior service credit, net of $52, $4 and $23 tax	(84)	(6)	(37)
Auction rate securities marked to market, net of $—, $(1) and $2 tax	—	2	(4)
Auction rate securities settlements reclassified to net income, net of $—, $(1) and $— tax	—	3	—
Foreign currency translation adjustment and other, net of $—, $— and $2 tax	2	6	(18)
Other comprehensive income (loss)	899	(689)	(871)
COMPREHENSIVE INCOME (LOSS)	$660	88	(298)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$168	211
Accounts receivable, less allowance of $155 and $158	1,977	1,917
Income tax receivable	—	42
Deferred income taxes, net	1,165	916
Other	597	552
Total current assets	3,907	3,638
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	34,307	31,933
Accumulated depreciation	(15,661)	(13,024)
Net property, plant and equipment	18,646	18,909
GOODWILL AND OTHER ASSETS
Goodwill	20,674	21,627
Customer relationships, net	5,935	7,052
Other intangible assets, net	1,802	1,918
Other, net	823	796
Total goodwill and other assets	29,234	31,393
TOTAL ASSETS	$51,787	53,940
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$785	1,205
Accounts payable	1,111	1,207
Accrued expenses and other liabilities
Salaries and benefits	650	683
Income and other taxes	339	356
Interest	273	268
Other	514	234
Advance billings and customer deposits	737	642
Total current liabilities	4,409	4,595
LONG-TERM DEBT	20,181	19,400
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,753	3,564
Benefit plan obligations, net	4,049	5,844
Other	1,204	1,248
Total deferred credits and other liabilities	10,006	10,656
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 583,637 and 625,658 shares	584	626
Additional paid-in capital	17,343	19,079
Accumulated other comprehensive loss	(802)	(1,701)
Retained earnings	66	1,285
Total stockholders' equity	17,191	19,289
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,787	53,940
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(239)	777	573
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,541	4,780	4,026
Impairment of goodwill (Note 3)	1,092	—	—
Deferred income taxes	391	394	395
Provision for uncollectible accounts	152	187	153
Gain on sale of intangible assets	(32)	—	—
Long-term debt (premium) discount amortization	(57)	(88)	(148)
Net (gain) loss on early retirement of debt	(10)	179	8
Changes in current assets and current liabilities:
Accounts receivable	(212)	(154)	(102)
Accounts payable	(76)	(72)	(58)
Accrued income and other taxes	28	(14)	31
Other current assets and other current liabilities, net	263	16	(76)
Retirement benefits	(342)	(169)	(688)
Changes in other noncurrent assets and liabilities	19	161	(6)
Other, net	41	68	93
Net cash provided by operating activities	5,559	6,065	4,201
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(3,048)	(2,919)	(2,411)
Cash paid for Savvis acquisition, net of $61 cash acquired	—	—	(1,671)
Cash acquired in Qwest acquisition, net of $5 cash paid	—	—	419
Cash paid for other acquisitions	(160)	—	—
Proceeds from sale of property and intangible assets	80	191	—
Other, net	(20)	38	16
Net cash used in investing activities	(3,148)	(2,690)	(3,647)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,481	3,362	4,102
Payments of long-term debt	(2,010)	(5,118)	(2,984)
Net (payments) borrowings on credit facility	(95)	543	(88)
Early retirement of debt costs	(31)	(346)	(114)
Dividends paid	(1,301)	(1,811)	(1,556)
Net proceeds from issuance of common stock	73	110	103
Repurchase of common stock	(1,586)	(37)	(31)
Other, net	15	2	(9)
Net cash used in financing activities	(2,454)	(3,295)	(577)
Effect of exchange rate changes on cash and cash equivalents	—	3	(22)
Net (decrease) increase in cash and cash equivalents	(43)	83	(45)
Cash and cash equivalents at beginning of period	211	128	173
Cash and cash equivalents at end of period	$168	$211	$128
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(48)	$(82)	118
Interest (paid) (net of capitalized interest of $41, $43 and $25)	$(1,333)	$(1,405)	(1,225)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$626	619	305
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	—	—	294
Issuance of common stock to acquire Savvis, including shares issued in connection with share-based compensation awards	—	—	14
Issuance of common stock through dividend reinvestment, incentive and benefit plans	4	8	6
Repurchase of common stock	(46)	—	—
Shares withheld to satisfy tax withholdings	—	(1)	—
Balance at end of period	584	626	619
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	19,079	18,901	6,181
Issuance of common stock to acquire Qwest, including assumption of share-based compensation awards	—	—	11,974
Issuance of common stock to acquire Savvis, including assumption of share-based compensation awards	—	—	601
Issuance of common stock through dividend reinvestment, incentive and benefit plans	69	102	97
Repurchase of common stock	(1,551)	—	—
Shares withheld to satisfy tax withholdings	(18)	(34)	(30)
Share-based compensation and other, net	85	110	78
Dividends Declared	(321)	—	—
Balance at end of period	17,343	19,079	18,901
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,701)	(1,012)	(141)
Other comprehensive income (loss)	899	(689)	(871)
Balance at end of period	(802)	(1,701)	(1,012)
RETAINED EARNINGS
Balance at beginning of period	1,285	2,319	3,302
Net (loss) income	(239)	777	573
Dividends declared	(980)	(1,811)	(1,556)
Balance at end of period	66	1,285	2,319
TOTAL STOCKHOLDERS' EQUITY	$17,191	19,289	20,827
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        Unless the context requires otherwise, references in this annual report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011 and Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011.
(1) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), MPLS, broadband, data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, public access, wireless, video services and other ancillary services.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. These subsidiaries include our acquisition of SAVVIS, Inc. and its consolidated subsidiaries ("Savvis") on July 15, 2011 and Qwest Communications International Inc. and its consolidated subsidiaries ("Qwest") on April 1, 2011. See Note 2—Acquisitions for additional information. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
During the year ended December 31, 2013, we recorded a correction of an error related to an overstatement of our net deferred tax liability recorded in connection with the purchase accounting of Savvis and Qwest in 2011. Therefore, we recognized a $105 million decrease in our net deferred tax liability and a $105 million reduction to goodwill on our consolidated balance sheet as of December 31, 2012. The correction of the error did not have an effect on our consolidated statements of operations or our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.
We reclassified certain prior year balance sheet amounts presented in our annual report on Form 10-K for the year ended December 31, 2012 and 2011 to conform to the current period presentation. Specifically, we reclassified $123 million and $83 million in software development costs, net of $30 million and $8 million in accumulated amortization, from property, plant and equipment to other intangible assets on our consolidated balance sheets as of December 31, 2012 and 2011, respectively. We also reclassified $28 million and $8 million from depreciation expense to amortization expense in our statements of operations for the years ended December 31, 2012, and 2011, respectively. The correction of the error did not have an effect on our consolidated statements of operations or our consolidated statements of cash flows for the years ended December 31, 2012 and 2011.
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
Effective January 1, 2012, we changed our rates of capitalized labor as we transitioned certain of Qwest’s legacy systems to our historical company systems. This transition resulted in an estimated $40 million to $55 million increase in the amount of labor capitalized as an asset compared to the amount that would have been capitalized if Qwest had continued to use its legacy systems and a corresponding estimated $40 million to $55 million decrease in operating expenses for the year ended December 31, 2012. The reduction in expenses described above, net of tax, increased net income approximately $25 million to $34 million, or $0.04 to $0.05 per basic and diluted common share, for the year ended December 31, 2012.
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
Effective January 2014, we will change the estimates of the remaining economic lives of certain switch and circuit network equipment. We estimate this will result in a net increase in depreciation expense in our consolidated statements of operations of $78 million for the year ended December 31, 2014.

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income (expense), (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other, net financing activities.
We also reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 13—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income for any period.
Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive income (loss) and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 15—Commitments and Contingencies for additional information.
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
Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with the customer arrangement is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount allocated to the equipment as long as all the conditions for revenue recognition have been satisfied. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the longer of the contractual period or the expected customer relationship period.

We periodically transfer optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.
In connection with offering products and services provided by third-party vendors, we review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership or act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.
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
USF, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenue and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. For the years ended December 31, 2013, 2012 and 2011, our advertising expense was $210 million, $189 million and $275 million, respectively.
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
Property, Plant and Equipment
Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. Purchased and constructed property, plant and equipment is recorded at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
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

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.
Goodwill, Customer Relationships and Other Intangible Assets
Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 10 years to 15, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We amortize our other intangible assets predominantly using the sum-of-the-years-digits method over an estimated life of four years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.
Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We have capitalized certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.
Our long-lived intangible assets, other than goodwill, with indefinite lives are assessed for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.
We annually review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our annual review.
We are required to assess goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units, which we refer to as our segments, are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment assessment is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment. As of September 30, 2013, our annual assessment date, we assessed goodwill for impairment of our reporting units, which are our four operating segments (consumer, business, wholesale and data hosting) and we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill assigned to our data hosting segment.

During the fourth quarter of 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31 and concluded that our goodwill for consumer, wholesale and business reporting units was not impaired and our goodwill for data hosting reporting unit was not further impaired as of that date.
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
See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.
Pension and Post-Retirement Benefits
We recognize the underfunded status of our defined benefit and post-retirement plans as an asset or a liability on our balance sheet. Each year's actuarial gains or losses are a component of our other comprehensive income (loss), which is then included in our accumulated other comprehensive loss. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 8—Employee Benefits for additional information.
Foreign Currency
Our results of operations include foreign subsidiaries, which are translated from the applicable functional currency to the United States Dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the reporting date. Resulting gains or losses from translating foreign currency are a component of our other comprehensive income (loss), which is then included in our accumulated other comprehensive loss.
Common Stock
At December 31, 2013, we had unissued shares of CenturyLink common stock reserved of 31 million shares for incentive compensation, 4 million shares for acquisitions, 1 million shares for our dividend reinvestment plan and 1 million shares for our employee stock purchase plan ("ESPP").
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
The aggregate consideration paid by us exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $1.335 billion, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.
The following was our assignment of the aggregate consideration:

July 15, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$214
Property, plant and equipment	1,367
Identifiable intangible assets
Customer relationships	739
Other	51
Other noncurrent assets	27
Current liabilities, excluding current maturities of long-term debt	(129)
Current maturities of long-term debt	(38)
Long-term debt	(840)
Deferred credits and other liabilities	(344)
Goodwill	1,335
Aggregate consideration	$2,382
_______________________________________________________________________________

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
The aggregate consideration exceeded the aggregate estimated fair value of the assets acquired and liabilities assumed by $10.032 billion, which we recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.
The following was our assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets*	$2,121
Property, plant and equipment	9,529
Identifiable intangible assets
Customer relationships	7,558
Capitalized software	1,702
Other	189
Other noncurrent assets	390
Current liabilities, excluding current maturities of long-term debt	(2,426)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,147)
Goodwill	10,032
Aggregate consideration	$12,273
_______________________________________________________________________________

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

Other Acquisitions
During the year ended December 31, 2013, we acquired all of the outstanding stock of two companies for total cash consideration of $160 million, of which $139 million was attributed to goodwill and the remainder to various other assets and liabilities. The valuation for one of the acquisitions is still preliminary and subject to change during the measurement period, which ends in November of 2014. The acquisitions were consummated to expand the product offerings of our data hosting segment and therefore the goodwill has been assigned to that segment. The goodwill is primarily attributable to expected future increases in data hosting segment revenue from the sale of new products to existing customers as well as the acquisition of new customers due to the products acquired. The goodwill is not deductible for tax purposes.
The acquisitions did not materially impact the 2013 consolidated results of operations from the dates of the acquisitions and would not materially impact pro forma results of operations.
Acquisition-Related Expenses
We have incurred operating expenses related to our acquisition of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. The table below summarizes our expenses related to our acquisitions, which consist primarily of integration and severance expenses:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Acquisition-related expenses	$53	83	467
The total amounts of these expenses are recognized in our cost of services and products and selling, general and administrative expenses. In addition to these acquisition-related operating expenses for the year ended December 31, 2011, transaction expenses in the amount of $16 million were incurred in connection with terminating an unused loan financing commitment related to our Savvis acquisition. This amount was not considered an operating activity and therefore not included as an operating expense.
At December 31, 2013, we had incurred cumulative acquisition related expenses, consisting primarily of integration and severance related expenses, of $62 million for Savvis and $511 million for Qwest.
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
Combined Pro Forma Operating Results (Unaudited)
The following unaudited pro forma financial information presents the combined results of CenturyLink as if the Qwest and Savvis acquisitions had been consummated as of January 1, 2011.

Year Ended December 31, 2011
(Dollars in millions)
Operating revenues	$18,692
Net income	601
Basic earnings per common share	0.97
Diluted earnings per common share	0.97

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
The pro forma information does not necessarily reflect the actual results of operations had the Qwest and Savvis acquisitions been consummated at January 1, 2011, nor is it necessarily indicative of future operating results. The pro forma information does not adjust for integration costs incurred by us, Qwest and Savvis during 2011 (which are further described above in this note) or integration costs incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions (other than those realized in our historical consolidated financial statements after the respective acquisition dates).
(3) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	December 31, 2013	December 31, 2012
	(Dollars in millions)
Goodwill	$20,674	21,627
Customer relationships, less accumulated amortization of $3,641 and $2,524	5,935	7,052
Indefinite-life intangible assets	321	268
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $1,193 and $844	1,415	1,522
Trade names and patents, less accumulated amortization of $208 and $142	66	128
Total other intangible assets, net	$1,802	1,918
Total amortization expense for intangible assets for the years ended December 31, 2013, 2012 and 2011 was $1.589 billion, $1.710 billion and $1.433 billion, respectively.
We estimate that total amortization expense for intangible assets for the years ending December 31, 2014 through 2018 will be as follows:

(Dollars in millions)
2014	$1,390
2015	1,249
2016	1,139
2017	1,027
2018	904
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. For more information on our recent acquisitions and resulting fair values, see Note 2—Acquisitions.

During the first quarter of 2013, we reorganized our operating segments to support our new operating structure. As a result, we reassigned goodwill to our segments using a relative fair value allocation approach. As of January 3, 2013, we assigned our aggregate goodwill balance to our four segments as follows.

As of January 3, 2013
(Dollars in millions)
Consumer	$10,348
Business	6,363
Wholesale	3,274
Data hosting	1,642
Total goodwill	$21,627
We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the fair value. Our annual goodwill impairment assessment date was September 30, at which date we assessed our reporting units, which are our four operating segments (consumer, business, wholesale and data hosting). See Note 1—Basis of Presentation and Summary of Significant Accounting Policies, for information about the change in our goodwill impairment assessment date. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31.
Our reporting units, which we refer to as our segments, are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each segment, we compare its estimated fair value of equity to its carrying value of equity that we assign to the segment. If the estimated fair value of the segment is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the segment is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill that we assigned to the segment. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.
At September 30, 2013, as a result of the January 2013 internal reorganization of our four segments, we did not have a baseline valuation upon which to perform a qualitative assessment. Additionally, our stock price and total company forecasted cash flows declined since our previous quantitative assessment. Therefore, we estimated the fair value of our consumer, business and wholesale segments by considering both a market approach and a discounted cash flow method and our data hosting segment by considering only a discounted cash flow method, which resulted in a level 3 fair value measurement. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segments beyond the cash flows from the discrete projection period. We discounted the estimated cash flows for our consumer, wholesale and business segments using a rate that represents our weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 3.4% and a cost of equity of 8.3%). We discounted the estimated cash flows of our data hosting segment using a rate that represents its estimated weighted average cost of capital, which we determined to be approximately 11.0% as of the measurement date (which was comprised of an after-tax cost of debt of 3.4% and a cost of equity of 11.9%). We also reconciled the estimated fair values of the segments to our market capitalization as of September 30, 2013 and concluded that the indicated implied control premium of approximately 18.4% was reasonable based on recent transactions in the market place.
As of September 30, 2013, based on our assessment performed with respect to these segments as described above, we concluded that our goodwill for consumer, wholesale and business segments was not impaired as of that date, but that our goodwill for the data hosting segment was impaired as of September 30, 2013. The data hosting segment is experiencing slower than previously projected revenue and margin growth and greater than anticipated competitive pressures. At the time we issued our third quarter 2013 Form 10-Q, we had not finalized our impairment estimate for the data hosting segment due to the limited time period from the assessment date to the filing date for our report, as well as the time required to finalize our strategic planning process and estimate the fair values of certain assets and liabilities for this segment. Although our assessment was incomplete, we recorded our best estimate of a non-cash, non-tax-deductible goodwill impairment charge of $1.1 billion during the third quarter of 2013 for goodwill assigned to our data hosting segment. We completed our goodwill impairment assessment during the fourth quarter of 2013 and recorded an adjustment to decrease the estimated goodwill impairment charge by $8 million, which resulted in a net non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill assigned to our data hosting segment.

The following table shows the rollforward of goodwill assigned to our operating segments from the January 3, 2013 reorganization through December 31, 2013.

	As of January 3, 2013	Acquisitions	Impairment	As of December 31, 2013
	(Dollars in millions)
Consumer	$10,348	—	—	10,348
Business	6,363	—	—	6,363
Wholesale	3,274	—	—	3,274
Data hosting	1,642	139	(1,092)	689
Total goodwill	$21,627	$139	(1,092)	20,674
For additional information on the reorganization of our segments, acquisitions and correction of an error see Note 13—Segment Information, Note 2—Acquisitions and Note 1—Basis of Presentation and Summary of Significant Accounting Policies, respectively.
We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2013 and concluded it is not more likely than not that our indefinite-lived intangible assets are impaired; thus, no impairment charge was recorded in 2013.
(4) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums, at December 31, 2013 and 2012 consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest and Embarq Corporation ("Embarq"), as follows:

			December 31,
	Interest Rates	Maturities	2013	2012
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,825	6,250
Credit facility (1)	2.179% - 4.250%	2017	725	820
Term loan	2.420%	2019	402	424
Subsidiaries
Qwest
Senior notes	6.125% - 8.375%	2014 - 2053	8,392	9,168
Embarq
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2014 - 2025	262	322
Other	9.000%	2019	150	200
Capital lease and other obligations	Various	Various	619	734
Unamortized (discounts) premiums and other, net			(78)	18
Total long-term debt			20,966	20,605
Less current maturities			(785)	(1,205)
Long-term debt, excluding current maturities			$20,181	19,400
_______________________________________________________________________________

(1)
The outstanding amounts of our Credit Facility borrowings at December 31, 2013 and 2012 were $725 million and $820 million, respectively, with weighted average interest rates of 2.176% and 2.450%, respectively. These amounts change on a regular basis.

New Issuances
2013
On November 27, 2013, CenturyLink, Inc. issued $750 million aggregate principal amount of 6.75% Notes due 2023, in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $742 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to December 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 106.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.
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
On April 18, 2012, CenturyLink, Inc. entered into a term loan in the amount of $440 million with CoBank and several other Farm Credit System banks. This term loan is payable in 29 consecutive quarterly installments of $5.5 million in principal plus interest through April 18, 2019, when the balance will be due. We have the option of paying monthly interest based upon either London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.5% to 2.50% per annum for LIBOR loans and 0.5% to 1.50% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our term loan is guaranteed by three of our wholly-owned subsidiaries, Embarq, QCII (Qwest Communications International Inc. on a stand-alone basis) and Savvis, Inc. (on a stand-alone basis), one of QCII's wholly-owned subsidiaries and one of Savvis, Inc.'s wholly owned subsidiaries. The remaining terms and conditions of our term loan are substantially similar to those set forth in our Credit Facility, described in this Note below under "Credit Facilities."
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
Repayments
2013
On December 27, 2013, QCII redeemed $186 million of its 7.125% Notes due 2018 for $196 million including premium, fees and accrued interest, which resulted in a $3 million gain.

On November 27, 2013, QCII completed a cash tender offer with respect to its $800 million of 7.125% Notes due 2018. QCII received and accepted tenders of approximately $614 million aggregate principal amount of these notes, or 77%, for $646 million including premium, fees and accrued interest, which resulted in a $7 million gain.
On August 15, 2013, a subsidiary of Embarq paid at maturity the $50 million principal amount of its 6.75% Notes.
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
Credit Facilities
We have access to up to $2 billion aggregate principal amount of revolving credit under an amended and restated revolving credit facility that matures in April 2017. The Credit Facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by three of our wholly-owned subsidiaries, Embarq, QCII and Savvis, Inc., one of QCII's wholly-owned subsidiaries and one of Savvis, Inc.'s wholly-owned subsidiaries.
In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2013 and 2012, our outstanding letters of credit totaled $132 million and $120 million, respectively, under this facility.

Aggregate Maturities of Long-Term Debt
Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other, net):

(Dollars in millions) (1)
2014	$785
2015	565
2016	1,493
2017	2,219
2018	246
2019 and thereafter	15,736
Total long-term debt	$21,044
_______________________________________________________________________________

(1)	Actual principal paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Interest Expense
Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,339	1,362	1,097
Capitalized interest	(41)	(43)	(25)
Total interest expense	$1,298	1,319	1,072
Covenants
Certain of our loan agreements contain various restrictions, as described more fully below. We believe the covenants currently in place result in no significant restriction to the transfer of funds from our consolidated subsidiaries to CenturyLink.
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
Several of our Embarq subsidiaries have outstanding first mortgage bonds. Each issue of these first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary. Approximately 12% of our net property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 15—Commitments and Contingencies, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At December 31, 2013, we believe were in compliance with all of the provisions and covenants contained in our Credit Facility and other debt agreements.
(5) Accounts Receivable
The following table presents details of our accounts receivable balances:

	December 31,
	2013	2012
	(Dollars in millions)
Trade and purchased receivables	$1,862	1,782
Earned and unbilled receivables	252	274
Other	18	19
Total accounts receivable	2,132	2,075
Less: allowance for doubtful accounts	(155)	(158)
Accounts receivable, less allowance	$1,977	1,917
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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2013	$158	152	(155)	155
2012	$145	187	(174)	158
2011	$60	153	(68)	145

(6) Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

		December 31,
	Depreciable Lives
		2013	2012
		(Dollars in millions)
Land	N/A	$585	579
Fiber, conduit and other outside plant (1)	15-45	14,187	13,030
Central office and other network electronics (2)	3-10	12,178	11,242
Support assets (3)	3-30	6,420	6,235
Construction in progress (4)	N/A	937	847
Gross property, plant and equipment		34,307	31,933
Accumulated depreciation		(15,661)	(13,024)
Net property, plant and equipment		$18,646	18,909
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $2.952 billion, $3.070 billion and $2.593 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
On April 2, 2012, our subsidiary, Qwest Corporation ("QC"), sold an office building for net proceeds of $133 million. As part of the transaction, QC agreed to lease a portion of the building from the new owner. As a result, the $16 million gain from the sale was deferred and will be recognized as a reduction to rent expense over the 10 year lease term.
Asset Retirement Obligations
At December 31, 2013, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.
The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Balance at beginning of year	$106	109	41
Accretion expense	7	7	9
Liabilities incurred	—	1	—
Liabilities assumed in Qwest and Savvis acquisitions	—	—	124
Liabilities settled and other	(4)	(1)	(3)
Change in estimate	(3)	(10)	(62)
Balance at end of year	$106	106	109
During 2013, 2012 and 2011 we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $3 million, $10 million and $62 million, respectively. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment.

(7) Severance and Leased Real Estate
Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our consumer, business and wholesale markets segments.
In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2013, the current and noncurrent portions of our leased real estate accrual were $17 million and $96 million, respectively. The remaining lease terms range from 0.1 to 12 years, with a weighted average of 9 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2011	$37	153
Accrued to expense	96	2
Payments, net	(113)	(24)
Reversals and adjustments	(3)	—
Balance at December 31, 2012	17	131
Accrued to expense	31	—
Payments, net	(31)	(16)
Reversals and adjustments	—	(2)
Balance at December 31, 2013	$17	113
(8) Employee Benefits
Pension, Post-Retirement and Other Post-Employment Benefits
We sponsor several defined benefit pension plans, which in the aggregate cover a substantial portion of our employees including separate plans for Legacy CenturyLink, Legacy Qwest and Legacy Embarq employees. Until such time as we elect to integrate the Qwest and Embarq benefit plans with ours, we plan to continue to operate these plans independently. Pension benefits for participants of these plans who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We use a December 31 measurement date for all our plans. In addition to these tax qualified pension plans, we also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.
Pension Benefits
In connection with the acquisition of Qwest on April 1, 2011, we assumed defined benefit pension plans sponsored by Qwest for its employees. Based on a valuation analysis, we recognized a $490 million net liability at April 1, 2011 for the unfunded status of the Qwest pension plans, reflecting projected benefit obligations of $8.3 billion in excess of the $7.8 billion fair value of plan assets.

Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for the pension plans is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plans. The accounting unfunded status of our qualified pension plans was $995 million as of December 31, 2013.
In 2013, we made cash contributions of approximately $146 million in to our qualified pension plans and paid approximately $5 million of benefits directly to participants of our non-qualified pension plans. Based on current laws and circumstances, our required contributions to our qualified pension plans for 2014 is $123 million, and we estimate that we will pay approximately $5 million of benefits to participants of our non-qualified pension plans.
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
No contributions were made to the post-retirement trusts in 2013, and we do not expect to make a contribution in 2014. However, in 2013 we paid approximately $157 million of benefits (net of participant contributions and direct subsidies) that were not payable by the trusts, and we estimate that in 2014 we will pay approximately $182 million of benefits (net of participant contributions and direct subsidies) that are not payable by the trusts.
A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2013:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (consolidated statement of operations)	$3	(3)
Effect on benefit obligation (consolidated balance sheet)	87	(80)
We expect our health care cost trend rate to decrease by 0.25% per year from 6.50% in 2014 to an ultimate rate of 4.50% in 2022. Our post-retirement health care expense, for certain eligible Legacy Qwest retirees and certain eligible Legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

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

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2014	$1,036	352	(13)
2015	1,002	341	(10)
2016	990	329	(10)
2017	977	319	(10)
2018	962	308	(10)
2019 - 2023	4,559	1,369	(40)
Net Periodic Benefit Expense
The actuarial assumptions used to compute the net periodic benefit expense for our qualified pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2013	2012	2011(1)	2013	2012	2011(2)
Actuarial assumptions at beginning of year:
Discount rate	3.50% - 4.20%	4.25% - 5.10%	5.00% - 5.50%	3.60%	4.60% - 4.80%	5.30%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50% - 8.00%	7.30%	6.00% - 7.50%	7.25%
Initial health care cost trend rate	N/A	N/A	N/A	6.50% - 7.00%	8.00%	8.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2022	2018	2018
_______________________________________________________________________________
N/A-Not applicable

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

Net periodic pension benefit (income) expense, which includes the effects of the Qwest acquisition subsequent to April 1, 2011, included the following components:

	Pension Plans Years Ended December 31,
	2013	2012	2011 (1)
	(Dollars in millions)
Service cost	$91	87	70
Interest cost	544	625	560
Expected return on plan assets	(896)	(847)	(709)
Settlements	—	—	1
Amortization of unrecognized prior service cost	5	4	2
Amortization of unrecognized actuarial loss	84	35	13
Net periodic pension benefit (income) expense	$(172)	(96)	(63)
_______________________________________________________________________________

(1)	Includes $58 million of income related to the Qwest plans subsequent to the April 1, 2011 acquisition date.
Net periodic post-retirement benefit expense (income), which includes the effects of the Qwest acquisition subsequent to April 1, 2011, included the following components:

	Post-Retirement Plans Years Ended December 31,
	2013	2012	2011 (1)
	(Dollars in millions)
Service cost	$24	22	18
Interest cost	140	173	152
Expected return on plan assets	(39)	(45)	(41)
Amortization of unrecognized prior service cost	—	—	(2)
Amortization of unrecognized actuarial loss	4	—	—
Net periodic post-retirement benefit expense (income)	$129	150	127
_______________________________________________________________________________

(1)	Includes $92 million related to the Qwest plans subsequent to the April 1, 2011 acquisition date.
Benefit Obligations
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2013 and 2012 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2013	2012	2013	2012
Actuarial assumptions at end of year:
Discount rate	4.20% - 5.10%	3.25% - 4.20%	4.50%	3.60%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	6.50% / 7.00%	6.75% / 7.50%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2022 / 2024	2022 / 2024
_______________________________________________________________________________
N/A-Not applicable

The following table summarizes the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$14,881	13,596	4,534
Service cost	91	87	70
Interest cost	544	625	560
Plan amendments	—	14	12
Acquisitions	—	—	8,267
Actuarial (gain) loss	(1,179)	1,565	930
Benefits paid by company	(5)	(5)	(16)
Benefits paid from plan assets	(931)	(1,001)	(761)
Benefit obligation at end of year	$13,401	14,881	13,596

	Post-Retirement Benefit Plans Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$4,075	3,930	558
Service cost	24	22	18
Interest cost	140	173	152
Participant contributions	96	86	64
Plan amendments	141	—	31
Acquisitions	—	—	3,284
Direct subsidy receipts	13	19	22
Actuarial (gain) loss	(399)	260	153
Benefits paid by company	(266)	(268)	(219)
Benefits paid from plan assets	(136)	(147)	(133)
Benefit obligation at end of year	$3,688	4,075	3,930
Our aggregate benefit obligation as of December 31, 2013, 2012 and 2011 was $17.089 billion, $18.956 billion and $17.499 billion, respectively.

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

	Pension Plans Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$12,321	11,814	3,732
Return on plan assets	810	1,476	479
Acquisitions	—	—	7,777
Employer contributions	146	32	587
Benefits paid from plan assets	(931)	(1,001)	(761)
Fair value of plan assets at end of year	$12,346	12,321	11,814

	Post-Retirement Benefit Plans Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$626	693	54
Actual gain on plan assets	45	80	4
Acquisitions	—	—	768
Benefits paid from plan assets	(136)	(147)	(133)
Fair value of plan assets at end of year	$535	626	693
Pension Plans: Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 55.5% to interest rate sensitive investments and 44.5% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 36% of plan assets targeted primarily to long-duration investment grade bonds, 13.5% targeted to high yield, emerging market bonds and convertible bonds and 6% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 14% to U.S. stocks and 14% to developed and emerging market non-U.S. stocks. Approximately 11.5% is allocated to other private markets investments including funds primarily invested in private equity, private debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2014, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.

Post-Retirement Benefit Plans: Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our union-represented employees post-retirement health care costs. The post-retirement benefit plan assets have target allocations of 37% to equities and 63% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, the percent allocation to existing private equity investments is expected to increase as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 63% non-equity allocation includes investment grade bonds, high yield bonds, convertible bonds, emerging market debt, real estate, hedge funds, private debt and diversified strategies. At the beginning of 2014, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.3%.
Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2013 and 2012, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt.
Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures to gain exposure to equity and Treasury markets consistent with target asset allocations. Interest rate swaps are used in the pension plans to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts are used to manage currency exposures. Credit default swaps are used to manage credit risk exposures in a cost effective and targeted manner relative to transacting with physical corporate fixed income securities. Options are currently used to manage interest rate exposure taking into account the implied volatility and current pricing of the specific underlying market instrument. Some derivative instruments subject the plans to counterparty risk. The external investment managers, along with Plan Management, monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.
The gross notional exposure of the derivative instruments directly held by the plans is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

	Gross Notional Exposure
	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,
	2013	2012	2013	2012
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$95	302	16	30
Exchange-traded non-U.S. equity futures	—	1	—	—
Exchange-traded Treasury futures	3,011	1,763	—	—
Interest rate swaps	556	1,471	—	—
Credit default swaps	253	495	—	—
Foreign exchange forwards	938	726	29	21
Options	261	768	—	—
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

At December 31, 2013, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2013:

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
The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2013. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair Value of Pension Plan Assets at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$813	1,504	—	$2,317
High yield bonds (b)	—	1,265	26	1,291
Emerging market bonds (c)	196	367	—	563
Convertible bonds (d)	—	389	—	389
Diversified strategies (e)	—	723	—	723
U.S. stocks (f)	1,408	92	—	1,500
Non-U.S. stocks (g)	1,159	299	—	1,458
Emerging market stocks (h)	—	110	—	110
Private equity (i)	—	—	721	721
Private debt (j)	—	—	436	436
Market neutral hedge funds (k)	—	867	99	966
Directional hedge funds (k)	—	582	32	614
Real estate (l)	—	306	265	571
Derivatives (m)	—	(34)	—	(34)
Cash equivalents and short-term investments (n)	—	721	—	721
Total investments	$3,576	7,191	1,579	12,346
Accrued expenses				—
Total pension plan assets				$12,346

	Fair Value of Post-Retirement Plan Assets at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$21	56	—	$77
High yield bonds (b)	—	56	—	56
Emerging market bonds (c)	—	37	—	37
Diversified strategies (e)	—	86	—	86
U.S. stocks (f)	56	—	—	56
Non-U.S. stocks (g)	58	—	—	58
Emerging market stocks (h)	—	12	—	12
Private equity (i)	—	—	40	40
Private debt (j)	—	—	5	5
Market neutral hedge funds (k)	—	35	—	35
Directional hedge funds (k)	—	14	—	14
Real estate (l)	—	22	12	34
Cash equivalents and short-term investments (n)	—	24	—	24
Total investments	$135	342	57	534
Contribution Receivable				1
Total post-retirement plan assets				$535
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

(c) Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as registered mutual funds and commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2. The registered mutual funds trade at the daily NAV, as determined by the market value of the underlying investments, and are classified as Level 1.
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
(h) Emerging market stocks represent investments in a registered mutual fund and commingled funds comprised of stocks of companies located in developing markets. Registered mutual funds trade at the daily NAV, as determined by the market value of the underlying investments, and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described previously for individual stocks. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.
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
(m) Derivatives include the market value of exchange traded futures contracts which are classified as Level 1, as well as privately negotiated over-the-counter swaps and options that are valued based on the change in interest rates or a specific market index and classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.
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

The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Private Equity	Private Debt	Market Neutral Hedge Fund	Directional Hedge Funds	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2011	$79	791	461	188	183	535	2,237
Net transfers	(12)	—	—	(188)	—	(105)	(305)
Acquisitions	1	70	120	—	—	18	209
Dispositions	(11)	(109)	(102)	—	—	(121)	(343)
Actual return on plan assets:
Gains relating to assets sold during the year	—	3	1	—	—	—	4
Gains (losses) relating to assets still held at year-end	2	(44)	(15)	—	11	10	(36)
Balance at December 31, 2012	59	711	465	—	194	337	1,766
Net transfers	—	—	—	—	(165)	—	(165)
Acquisitions	5	82	71	100	—	9	267
Dispositions	(43)	(179)	(144)	—	(1)	(97)	(464)
Actual return on plan assets:
Gains relating to assets sold during the year	12	68	18	—	—	11	109
(Losses) gains relating to assets still held at year-end	(7)	39	26	(1)	4	5	66
Balance at December 31, 2013	$26	721	436	99	32	265	1,579
The table below presents a rollforward of the post-retirement plan assets valued using Level 3 inputs:

	Post-Retirement Plan Assets Valued Using Level 3 Inputs
	Private Equity	Private Debt	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2011	$60	8	26	94
Acquisitions	1	—	—	1
Dispositions	(15)	(3)	(1)	(19)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	4	2	(1)	5
(Losses) gains relating to assets still held at year-end	(5)	(1)	4	(2)
Balance at December 31, 2012	45	6	28	79
Acquisitions	1	—	—	1
Dispositions	(11)	(1)	(18)	(30)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	4	—	(1)	3
Gains relating to assets still held at year-end	1	—	3	4
Balance at December 31, 2013	$40	5	12	57
Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2013, the investment program produced actual gains on qualified pension and post-retirement plan assets of $855 million as compared to the expected returns of $935 million for a difference of $80 million. For the year ended December 31, 2012, the investment program produced actual gains on pension and post-retirement plan assets of $1.556 billion as compared to the expected returns of $892 million for a difference of $664 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.
Unfunded Status
The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2013	2012	2013	2012
	(Dollars in millions)
Benefit obligation	$(13,401)	(14,881)	(3,688)	(4,075)
Fair value of plan assets	12,346	12,321	535	626
Unfunded status	(1,055)	(2,560)	(3,153)	(3,449)
Current portion of unfunded status	$(5)	(6)	(154)	(160)
Non-current portion of unfunded status	$(1,050)	(2,554)	(2,999)	(3,289)
The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.
Accumulated Other Comprehensive Loss-Recognition and Deferrals
The following tables present cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2012, items recognized as a component of net periodic benefits expense in 2013, additional items deferred during 2013 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2013. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2012	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	2013
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(2,236)	84	1,094	1,178	(1,058)
Prior service (cost) benefit	(38)	5	—	5	(33)
Deferred income tax benefit (expense)	875	(34)	(419)	(453)	422
Total pension plans	(1,399)	55	675	730	(669)
Post-retirement benefit plans:
Net actuarial (loss) gain	(446)	4	405	409	(37)
Prior service (cost) benefit	(22)	—	(141)	(141)	(163)
Deferred income tax benefit (expense)	179	(1)	(100)	(101)	78
Total post-retirement benefit plans	(289)	3	164	167	(122)
Total accumulated other comprehensive loss	$(1,688)	58	839	897	(791)

The following table presents estimated items to be recognized in 2014 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2014:
Net actuarial loss	$(17)	—
Prior service cost	(5)	(17)
Deferred income tax benefit	8	6
Estimated net periodic benefit expense to be recorded in 2014 as a component of other comprehensive income (loss)	$(14)	(11)
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
Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expenses for current employees was $362 million, $360 million and $377 million for the years ended December 31, 2013, 2012 and 2011, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $117 million, $113 million and $90 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our group life insurance plans are fully insured and the premiums are paid by us.
401(k) Plan
We sponsor qualified defined contribution benefit plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2013 and December 31, 2012, the assets of the plans included approximately 9 million and 10 million shares of our common stock, respectively, as a result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $89 million, $76 million and $70 million and for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Stock Options
The following table summarizes activity involving stock option awards for the year ended December 31, 2013:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2012	6,733	$34.23
Exercised	(1,142)	$27.07
Forfeited/Expired	(266)	$30.51
Outstanding at December 31, 2013	5,325	$35.95
Exercisable at December 31, 2013	5,325	$35.95
The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2013 was $14 million. The weighted average remaining contractual term for such options was 3.5 years.
During 2013, we received net cash proceeds of $31 million in connection with our option exercises. The tax benefit realized from these exercises was $4 million. The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $11 million, $49 million and $47 million, respectively.
Restricted Stock Awards
For awards that contain only service conditions for vesting, we calculate the award fair value based on the closing stock price on the accounting grant date. For restricted stock awards that contain market conditions, the award fair value is calculated through Monte-Carlo simulations.
During the second quarter of 2013, we granted approximately 335 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 223 thousand contained only service conditions and will vest on a straight-line basis on May 23, 2014, 2015 and 2016. The remaining awards contain market and service conditions and will vest on May 23, 2016. These shares, with market and service conditions, represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on, our total shareholder return versus that of selected peer companies for 2013, 2014 and 2015.
In addition, during the first and second quarter of 2013, we granted approximately 1.2 million shares to certain key employees as part of our annual equity compensation program. The remaining awards granted throughout the year to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.
During the first quarter of 2012, we granted approximately 402 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 201 thousand contained only service conditions and will vest on a straight-line basis on February 20, 2013, 2014 and 2015. The remaining awards contain market and service conditions and will vest on February 20, 2015. These shares, with market and service conditions, represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return for 2012, 2013 and 2014 in relation to that of the S&P 500 Index.
In addition, during the first quarter of 2012, we granted restricted stock to certain key employees as part of our annual equity compensation program. These awards contained only service conditions. Approximately 519 thousand shares of awards will vest on a straight-line basis on January 9, 2013, 2014 and 2015. Approximately 873 thousand shares of awards will vest on a straight-line basis on March 15, 2013, 2014 and 2015. The remaining awards granted throughout the year to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest an equal portion annually over a three year period.

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2013:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2012	3,528	$38.43
Granted	1,886	$35.63
Vested	(1,493)	$37.08
Forfeited	(296)	$36.26
Non-vested at December 31, 2013	3,625	$37.33
During 2012, we granted 2.1 million shares of restricted stock at a weighted-average price of $39.13. During 2011, we granted 1.3 million shares of restricted stock at a weighted-average price of $36.15, excluding the 1.9 million shares issued in connection with our acquisitions of Qwest and Savvis. The total fair value of restricted stock that vested during 2013, 2012 and 2011 was $52 million, $102 million and $72 million, respectively.
Compensation Expense and Tax Benefit
We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $63 million, $78 million and $65 million, respectively. These amounts included $12 million in compensation expense recognized in 2011 for the acceleration of certain awards resulting from the consummation of the Qwest acquisition. Our tax benefit recognized in the income statements for our share-based payment arrangements for the years ended December 31, 2013, 2012 and 2011 was $25 million, $31 million and $25 million, respectively. At December 31, 2013, there was $89 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.7 years.

(10) (Loss) Earnings Per Common Share
Basic and diluted (loss) earnings per common share for the years ended December 31, 2013, 2012 and 2011 were calculated as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (Numerator):
Net (loss) income	$(239)	777	573
Earnings applicable to non-vested restricted stock	—	(1)	(2)
Net (loss) income applicable to common stock for computing basic earnings per common share	(239)	776	571
Net (loss) income as adjusted for purposes of computing diluted earnings per common share	$(239)	776	571
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	604,404	622,139	534,320
Non-vested restricted stock	(3,512)	(2,796)	(2,209)
Non-vested restricted stock units	—	862	669
Weighted average shares outstanding for computing basic (loss) earnings per common share	600,892	620,205	532,780
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	12	13
Shares issuable under incentive compensation plans	—	2,068	1,328
Number of shares as adjusted for purposes of computing diluted earnings per common share	600,892	622,285	534,121
Basic (loss) earnings per common share	$(0.40)	$1.25	$1.07
Diluted (loss) earnings per common share(1)	$(0.40)	$1.25	$1.07
______________________________________________________________________

(1)
For the year ended December 31, 2013, we excluded from the calculation of diluted loss per share 1.3 million shares potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.7 million, 2.2 million and 2.4 million for 2013, 2012 and 2011, respectively.
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
The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		December 31, 2013		December 31, 2012
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt excluding capital lease obligations	2	$20,347	20,413	19,871	21,457
(12) Income Taxes

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$1	57	(49)
Deferred	403	361	401
State
Current	62	15	25
Deferred	(8)	33	(6)
Foreign
Current	9	7	4
Deferred	(4)	—	—
Total income tax expense	$463	473	375

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$463	473	375
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(14)	(18)	(13)
Tax effect of the change in accumulated other comprehensive loss	554	(434)	(535)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2013	2012	2011
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.8%	2.5%	1.3%
Impairment of goodwill	188.5%	—%	—%
Reversal of liability for unrecognized tax position	(24.5)%	—%	—%
Foreign income taxes	2.7%	0.3%	0.4%
Nondeductible accounting adjustment for life insurance	3.1%	—%	—%
Release state valuation allowance	(2.3)%	—%	—%
Other, net	1.4%	—%	2.9%
Effective income tax rate	206.7%	37.8%	39.6%
The 2013 effective tax rate is 206.7% compared to 37.8% for 2012. The 2013 rate reflects the tax effect of a $1.092 billion non-deductible goodwill impairment charge, a favorable settlement with the Internal Revenue Service of $33 million, a $22 million reduction due to the reversal of an uncertain tax position and the tax effect of a $17 million unfavorable accounting adjustment for non-deductible life insurance costs. For 2013, the tax rate was decreased by a $5 million reduction to the valuation allowance due to the estimated ability to utilize more state NOLs than previously expected. The 2012 rate reflects the $16 million reversal of a valuation allowance related to the auction rate securities we sold in 2012. The 2011 rate was decreased by $12 million due to a $16 million decrease to the valuation allowance related to state NOLs due primarily to the effects of a tax law change in one of the states in which we operate, which is partially offset by an $8 million valuation allowance recorded on deferred tax assets that require future income of a special character to realize the benefits.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 were as follows:

	Years Ended December 31,
	2013	2012
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$1,618	2,311
Net operating loss carryforwards	1,532	2,176
Other employee benefits	182	184
Other	782	789
Gross deferred tax assets	4,114	5,460
Less valuation allowance	(435)	(444)
Net deferred tax assets	3,679	5,016
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,904)	(3,784)
Goodwill and other intangible assets	(3,226)	(3,688)
Other	(137)	(192)
Gross deferred tax liabilities	(7,267)	(7,664)
Net deferred tax liability	$(3,588)	(2,648)
Of the $3.588 billion and $2.648 billion net deferred tax liability at December 31, 2013 and 2012, respectively, $4.753 billion and $3.564 billion is reflected as a long-term liability and $1.165 billion and $916 million is reflected as a net current deferred tax asset at December 31, 2013 and December 31, 2012, respectively.

In connection with our acquisitions of Savvis on July 15, 2011 and Qwest on April 1, 2011, we recognized net noncurrent deferred tax liabilities of approximately $279 million and $533 million, respectively, which reflects the expected future tax effects of certain differences between the financial reporting carrying amounts and tax bases of Savvis' and Qwest's assets and liabilities. In addition, due to the Qwest acquisition, we recognized a net current deferred tax asset of $289 million, which relates primarily to certain accrued liabilities that are expected to result in future tax deductions. These primary differences involve Qwest's pension and other post-retirement benefit obligations as well as tax effects for acquired intangible assets, property, plant and equipment and long-term debt, including the effects of acquisition date valuation adjustments, for both entities. The net deferred tax liability is partially offset by a deferred tax asset for expected future tax deductions relating to Savvis' and Qwest's net operating loss carryforwards.
At December 31, 2013, we had federal NOLs of $2.9 billion and state NOLS of $12.4 billion. If unused, the NOLs will expire between 2015 and 2032; however, no significant amounts expire until 2020. At December 31, 2013, we had $50 million ($33 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2014 and 2024 if not utilized. In addition, at December 31, 2013 we had $91 million of alternative minimum tax, or AMT, credits. Our acquisitions of Qwest and Savvis caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these NOLs as an offset against our future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances.
We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2013, a valuation allowance of $435 million was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2013 and 2012 is primarily related to state NOL carryforwards. This valuation allowance decreased by $9 million during 2013.
We recorded valuation allowances of $18 million and $403 million related to the Savvis and Qwest acquisitions, respectively, for the portion of the acquired net deferred tax assets that we did not believe is more likely than not to be realized. Our acquisition date assignment of deferred income taxes and the related valuation allowance was completed in 2012 as discussed in Note 2—Acquisitions.
A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2013 and 2012 is as follows:

	2013	2012
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$78	111
Increase in tax positions taken in the current year	—	3
Decrease due to the reversal of tax positions taken in a prior year	—	(34)
Decrease from the lapse of statute of limitations	(36)	(2)
Settlements	(28)	—
Unrecognized tax benefits at end of year	$14	78
During 2012, we entered into negotiations with the IRS to resolve a claim that was filed by Qwest for 1999. Based on the status of the negotiations at year end 2012, we partially reversed an unrecognized tax benefit that was assumed as part of the Qwest acquisition. The negotiations were settled in 2013 and we fully reversed the amount of the unrecognized tax position. A receivable was recorded for the refund that is expected to be received in 2014.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $29 million and $52 million at December 31, 2013 and 2012, respectively.
Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $30 million and $33 million at December 31, 2013 and 2012, respectively.
We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions. Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.

In 2012 Qwest filed an amended 2008 federal income tax return primarily to report the carryforward impact of prior year settlements. A refund was received for the amended 2008 federal income tax return in 2013. In 2013, Qwest filed an amended 2009 federal income tax return primarily to report the carryforward impact of prior year settlements. Such amended filing is subject to adjustments by the IRS.
Beginning with the 2010 tax year, our federal consolidated returns are subject to annual examination by the IRS. Qwest's federal consolidated returns for the 2010 and pre-merger 2011 tax years are open to examination by the IRS. Federal consolidated returns for Savvis for tax years 2010 and pre-merger 2011 are under examination by the IRS.
In years prior to 2011, Qwest filed amended federal income tax returns for 2002-2007 to make protective claims with respect to items reserved in their audit settlements and to correct items not addressed in prior audits. The examination of those amended federal income tax returns by the IRS was completed in 2012.
Our open income tax years by major jurisdiction are as follows at December 31, 2013:

Jurisdiction	Open Tax Years
Federal	2009—current
State
Florida	2006—2008 and 2010—current
Minnesota	1999 and 2010—current
Oregon	2009—current
Other states	2009—current
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
Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $8 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.
(13) Segment Information
During the first quarter of 2013, we announced a reorganization of our operating segments. Consequently, we now report the following four segments in our consolidated financial statements: consumer, business, wholesale and data hosting. The primary purpose of the reorganization was to strengthen our focus on the business market while continuing our commitment to our wholesale, hosting and consumer customers. The reorganization combined business sales and operations functions that formerly resided in the enterprise markets-network segment and the regional markets segment into the new unified business segment. The remaining customers formerly serviced by the regional markets segment became the new consumer segment. Each of the current segments are described further below:

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

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include resale of our services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection, pole rental, floor space and database services.

•	Data hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global and governmental customers.
We have restated previously reported segment results for the years ended December 31, 2012 and 2011 due to the above-described restructuring of our business on January 3, 2013. The following table summarizes our segment results for 2013, 2012 and 2011 based on the segment categorization we were operating under on December 31, 2013.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Total segment revenues	$17,095	$17,320	14,471
Total segment expenses	8,249	8,244	6,623
Total segment income	$8,846	$9,076	7,848
Total margin percentage	52%	52%	54%
Consumer:
Revenues	$6,004	$6,162	5,384
Expenses	2,231	2,291	1,972
Income	$3,773	$3,871	3,412
Margin percentage	63%	63%	63%
Business:
Revenues	$6,136	$6,133	5,150
Expenses	3,769	3,743	3,068
Income	$2,367	$2,390	2,082
Margin percentage	39%	39%	40%
Wholesale:
Revenues	$3,579	$3,725	3,314
Expenses	1,158	1,230	1,137
Income	$2,421	$2,495	2,177
Margin percentage	68%	67%	66%
Data hosting:
Revenues	$1,376	$1,300	623
Expenses	1,091	980	446
Income	$285	$320	177
Margin percentage	21%	25%	28%
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

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•	Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Strategic services	$8,822	$8,427	6,313
Legacy services	7,617	8,221	7,621
Data integration	656	672	537
Other	1,000	1,056	880
Total operating revenues	$18,095	$18,376	15,351
Operating revenues attributable to certain bundled services were revised from legacy services to strategic services. Specifically, the revision resulted in a reduction of revenues from legacy services of $104 million and $51 million and a corresponding increase in revenues from strategic services for the periods ended December 31, 2012 and 2011, respectively. The revision was in response to over-allocating discounts to broadband services revenues and under-allocating discounts to local and long-distance services revenues under bundled services arrangements, which resulted in strategic services revenues being understated and legacy services revenues being overstated.
Operating revenues attributable to certain CLEC services were revised from strategic services to legacy services. Specifically, the revision resulted in a reduction of revenue from strategic services of $38 million and a corresponding increase in revenue from legacy services for the period ended December 31, 2012. The revision was in response to recording certain legacy services revenues generated through CLEC services arrangements as strategic services revenues, which resulted in strategic services revenues being overstated and legacy services revenues being understated. Due to system limitations, we have determined that it is impracticable to revise 2011 operating revenues attributable to certain CLEC services to conform to our current revenue categorization.
Other operating revenues include revenue from universal service funds, which allows us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $489 million, $531 million and $392 million for the years ended December 31, 2013, 2012 and 2011, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented above.
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

We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and, subject to an exception for our data hosting segment, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results.
The following table reconciles segment income to net income for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in millions)
Total segment income	$8,846	$9,076	7,848
Other operating revenues	1,000	1,056	880
Depreciation and amortization	(4,541)	(4,780)	(4,026)
Impairment of goodwill	(1,092)	—	—
Other unassigned operating expenses	(2,760)	(2,639)	(2,677)
Other income (expense), net	(1,229)	(1,463)	(1,077)
Income tax expense	(463)	(473)	(375)
Net (loss) income	$(239)	777	573
We do not have any single customer that provides more than 10% of our total operating revenues. Substantially all of our revenues come from customers located in the United States.
(14) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2013
Operating revenues	$4,513	4,525	4,515	4,542	18,095
Operating income (loss)	782	715	(685)	641	1,453
Net income (loss)	298	269	(1,045)	239	(239)
Basic earnings (loss) per common share	0.48	0.45	(1.76)	0.41	(0.40)
Diluted earnings (loss) per common share	0.48	0.44	(1.76)	0.41	(0.40)
2012
Operating revenues	$4,610	4,612	4,571	4,583	18,376
Operating income	654	657	736	666	2,713
Net income	200	74	270	233	777
Basic earnings per common share	0.32	0.12	0.43	0.37	1.25
Diluted earnings per common share	0.32	0.12	0.43	0.37	1.25
During the third quarter of 2012, we discovered and corrected an error that resulted in an overstatement of depreciation expense in the amount of $30 million in 2011 and $15 million in the first six months of 2012. The total reduction in depreciation expense of $45 million was recognized in the third quarter of 2012.
The net loss of $1.045 billion in the third quarter of 2013 is primarily due to a goodwill impairment charge of $1.1 billion and a charge of $233 million in connection with a tentative settlement in a litigation matter.

(15) Commitments and Contingencies
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
In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which originally approximated $34 million in the aggregate. In connection with the first lawsuit, a federal court in Virginia issued a ruling in our favor, which resulted in Sprint paying us approximately $24 million. The other lawsuit is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls. We have not deferred any revenue recognition related to these matters.
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
On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.8 billion based on the exchange rate on December 31, 2013), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.
In February 2014, Qwest, KPN, the individual defendants and the trustees reached a definitive agreement, settling the litigation. The settlement terms include Qwest's payment of approximately €171 million (or approximately $235 million based on the exchange rate on December 31, 2013) to the KPNQwest bankruptcy estate pursuant to its indemnification obligations, discussed below.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $301 million based on the exchange rate on December 31, 2013). The value of this claim will be reduced to the degree plaintiffs receive recovery from the tentative trustee settlement described above. While we expect the plaintiffs would receive proceeds from any such trustee settlement, the amounts of such expected recovery are not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision.
Regarding the 2010 proceeding filed by the trustees, we accrued a liability in 2013 in the pre-tax amount of €171 million (or approximately $235 million reflected in our accompanying consolidated financial statements based on the exchange rate on December 31, 2013) which represents our best estimate of Qwest's contribution under the terms of the then-tentative settlement. Regarding the 2006 suit brought by Cargill Financial Markets, Plc and Citibank. N.A., we do not believe that liability is probable and will continue to defend against the matter vigorously.
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
Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 30 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia and Wisconsin) and have not yet received either preliminary or final approval in one state where an action is pending (Texas) and three states where actions were at one time, but are not currently, pending (Arizona, Massachusetts, and New Mexico). We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our consolidated financial statements.
Securities Actions
CenturyLink and certain of its affiliates are defendants in one consolidated securities and four shareholder derivative actions. The securities action is pending in federal court in the Southern District of New York and the derivative actions are pending in federal court in the Eastern and Western Districts of Louisiana. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013.
The matters are in preliminary phases and the Company intends to defend against the filed actions vigorously. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

Other Matters
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared both to litigate the matters to judgment, as well as to evaluate and consider all settlement opportunities.
Capital Leases
We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in the consolidated statements of cash flows.
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2013	2012
	(Dollars in millions)
Assets acquired through capital leases	$12	209
Depreciation expense	136	150
Cash payments towards capital leases	119	113

	December 31,
	2013	2012
	(Dollars in millions)
Assets included in property, plant and equipment	$877	$893
Accumulated depreciation	338	229

The future annual minimum payments under capital lease arrangements as of December 31, 2013 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2014	$144
2015	111
2016	75
2017	70
2018	68
2019 and thereafter	308
Total minimum payments	776
Less: amount representing interest and executory costs	(206)
Present value of minimum payments	570
Less: current portion	(109)
Long-term portion	$461
Operating Leases
CenturyLink leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2013, 2012 and 2011, our gross rental expense was $455 million, $445 million and $401 million, respectively. We also received sublease rental income for the years ended December 31, 2013, 2012 and 2011 of $16 million, $18 million and $17 million, respectively.
At December 31, 2013, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2014	$297
2015	274
2016	252
2017	232
2018	209
2019 and thereafter	1,391
Total future minimum payments (1)	$2,655
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $104 million due in the future under non-cancelable subleases.
Purchase Obligations
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $628 million at December 31, 2013. Of this amount, we expect to purchase $221 million in 2014, $248 million in 2015 through 2016, $80 million in 2017 through 2018 and $79 million in 2019 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(16) Other Financial Information
Other Current Assets
The following table presents details of our other current assets in our consolidated balance sheets:

	December 31,
	2013	2012
	(Dollars in millions)
Prepaid expenses	$266	257
Materials, supplies and inventory	167	125
Assets held for sale	26	96
Deferred activation and installation charges	94	53
Other	44	21
Total other current assets	$597	552
Assets held for sale includes several properties that we expect to sell within the next twelve months.
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	December 31
	2013	2012
	(Dollars in millions)
Accounts payable	$1,111	1,207
Other current liabilities:
Accrued rent	$52	48
Legal reserves	273	39
Other	189	147
Total other current liabilities	$514	234
Included in accounts payable at December 31, 2013 and 2012 were $88 million and $132 million, respectively, representing book overdrafts and $140 million and $170 million, respectively, associated with capital expenditures. Included in legal reserves at December 31, 2013 was $235 million related to the settlement agreement with the trustees in the KPNQwest Dutch bankruptcy proceeding. See Note15—Commitment and Contingencies for additional information on legal matters.
(17) Labor Union Contracts
Approximately 36% of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 12,000, or 26%, of our employees are subject to collective bargaining agreements that expired October 6, 2012, and an additional 1,600 or 3% of our employees are subject to additional collective bargaining agreement that have expired since then. Since the expirations, we have been negotiating the terms of new agreements. Recently, we reached conditional agreements with CWA District 7 and IBEW Local 206 for a four-year collective bargaining agreement covering approximately 12,000 of our employees. After rejecting the initial agreements, the CWA and IBEW members approved the second agreements, and they became effective on October 25, 2013. The new agreements will expire on October 7, 2017.

(18) Repurchase of CenturyLink Common Stock
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. During the twelve months ended December 31, 2013, we repurchased 45.7 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $1.57 billion, or an average purchase price of $34.26 per share. The repurchased common stock has been retired. As of December 31, 2013, we had approximately $433 million in stock remaining available for repurchase under the Stock Repurchase Program. The repurchased shares set forth above exclude shares that, as of December 31, 2013, we had agreed to purchase under the program for $29 million, or an average purchase price of $31.90 per share, in transactions that settled early in the first quarter of 2014. As of February 20, 2014, we had repurchased 51.8 million shares for $1.75 billion, or an average purchase price of $33.78 per share.
(19) Other Comprehensive Earnings
The table below summarize changes in our accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ending December 31, 2013:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive income (loss) before reclassifications	675	164	1	840
Amounts reclassified from accumulated other comprehensive income	55	3	1	59
Net current-period other comprehensive income (loss)	730	167	2	899
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
The table below present information about our reclassifications out of accumulated other comprehensive loss by component for the year ending December 31, 2013:

Year Ended December 31, 2013	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(88)	See Note 8—Employee Benefits
Prior service cost	(5)	See Note 8—Employee Benefits
Total before tax	(93)
Income tax expense (benefit)	35	Income tax expense
Insignificant items	(1)
Net of tax	$(59)

(20) Dividends
Our Board of Directors declared the following dividends payable in 2013 and 2012:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 12, 2013	11/25/2013	0.540	$321	12/6/2013
August 27, 2013	9/6/2013	0.540	$321	9/19/2013
May 22, 2013	6/3/2013	0.540	$320	6/14/2013
February 27, 2013	3/11/2013	0.540	$339	3/22/2013
November 13, 2012	12/11/2012	0.725	$454	12/21/2012
August 21, 2012	9/11/2012	0.725	$452	9/21/2012
May 24, 2012	6/5/2012	0.725	$453	6/15/2012
February 12, 2012	3/6/2012	0.725	$452	3/16/2012

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with General Accepted Accounting Principles.
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at December 31, 2013. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during 2013 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2013 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted- average exercise price of outstanding options and rights (b)	Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,074,746	(1)	$42.87	26,883,539	(1)
Equity compensation plans not approved by shareholders (2)	4,250,543		34.20	—
Totals	5,325,289		$35.95	26,883,539
_______________________________________________________________________________

(1)	This amount includes 1,472,131 shares remaining to be granted under our shareholder-approved employee stock purchase plan.

(2)
These amounts represent common shares to be issued upon exercise of options or vesting of restricted stock units that were assumed in connection with certain acquisitions approved under our required company equity incentive plans. See Note 2—Acquisitions to the Consolidated Financial Statements in Item 8 of this annual report.

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

4.4	Instruments relating to CenturyLink, Inc.'s public senior debt.(1)
a.
Form of Indenture, by and between Century Telephone Enterprises, Inc. (currently named CenturyLink, Inc.) and First American Bank & Trust of Louisiana, as Trustee (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Registration Statement on Form S-3 (File No. No. 33-52915) filed with the Securities and Exchange Commission on March 31, 1994).

___________________________________________________________________________
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

Exhibit Number	Description
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

Exhibit Number	Description
(i).
Form of 5.625% Senior Notes, Series V, due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 21, 2013).

h.
Ninth Supplemental Indenture, dated as of November 27, 2013, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 6.75% Senior Notes, Series W, due 2023 (incorporated by reference to Exhibit 4.1 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 27, 2013).

(i)
Form of 6.75% Senior Notes, Series W, due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 27, 2013).

4.5	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.(1)
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

Exhibit Number	Description
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

4.6	Instruments relating to indebtedness of Embarq Corporation.(1)
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
10.15	Certain Material Agreements and Plans of Qwest Communications International Inc. or Savvis, Inc.
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

12*	Ratio of Earnings to Fixed Charges
18*	Preferability Letter of Independent Registered Public Accounting Firm.
21*	Subsidiaries of CenturyLink, Inc.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101*
Financial statements from the Annual Report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to our Consolidated Financial Statements.

______________________________________________________________________________

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: February 27, 2014	By:	/s/ David D. Cole
David D. Cole
Executive Vice President, Controller and Operations Support (Chief Accounting Officer)
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III	Chief Executive Officer, President and Director	February 27, 2014
Glen F. Post, III
/s/ William A. Owens	Chairman of the Board	February 27, 2014
William A. Owens
/s/ R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary	February 27, 2014
R. Stewart Ewing, Jr.
/s/ David D. Cole	Executive Vice President, Controller and Operations Support	February 27, 2014
David D. Cole
/s/ Virginia Boulet	Director	February 27, 2014
Virginia Boulet
/s/ Peter C. Brown	Director	February 27, 2014
Peter C. Brown
/s/ Richard A. Gephardt	Director	February 27, 2014
Richard A. Gephardt
/s/ W. Bruce Hanks	Director	February 27, 2014
W. Bruce Hanks
/s/ Gregory J. McCray	Director	February 27, 2014
Gregory J. McCray
/s/ C. G. Melville, Jr.	Director	February 27, 2014
C. G. Melville, Jr.

/s/ Fred R. Nichols	Director	February 27, 2014
Fred R. Nichols
/s/ Harvey P. Perry	Director	February 27, 2014
Harvey P. Perry
/s/ Michael J. Roberts	Director	February 27, 2014
Michael J. Roberts
/s/ Laurie A. Siegel	Director	February 27, 2014
Laurie A. Siegel
/s/ Joseph R. Zimmel	Director	February 27, 2014
Joseph R. Zimmel