Form 10-Q
period 2014-03-31
CENTURYLINK, INC
filed 2014-05-09
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

On May 2, 2014, there were 572,747,122 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,538	4,513
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,935	1,796
Selling, general and administrative	843	818
Depreciation and amortization	1,107	1,117
Total operating expenses	3,885	3,731
OPERATING INCOME	653	782
OTHER INCOME (EXPENSE)
Interest expense	(331)	(316)
Other income	9	39
Total other income (expense)	(322)	(277)
INCOME BEFORE INCOME TAX EXPENSE	331	505
Income tax expense	128	207
NET INCOME	$203	298
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$.35	.48
DILUTED	$.35	.48
DIVIDENDS DECLARED PER COMMON SHARE	$.54	.54
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	574,535	619,423
DILUTED	575,456	621,074
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
NET INCOME	$203	298
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(2) and $(8) tax	3	13
Change in net prior service credit, net of $(2) and $– tax	3	1
Foreign currency translation adjustment and other, net of $– and $(2) tax	1	(8)
Other comprehensive income	7	6
COMPREHENSIVE INCOME	$210	304
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2014	December 31, 2013
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219	168
Accounts receivable, less allowance of $145 and $155	1,887	1,977
Deferred income taxes, net	1,010	1,165
Other	632	597
Total current assets	3,748	3,907
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	34,847	34,307
Accumulated depreciation	(16,354)	(15,661)
Net property, plant and equipment	18,493	18,646
GOODWILL AND OTHER ASSETS
Goodwill	20,674	20,674
Customer relationships, less accumulated amortization of $3,909 and $3,641	5,667	5,935
Other intangible assets, less accumulated amortization of $1,452 and $1,401	1,750	1,802
Other	834	823
Total goodwill and other assets	28,925	29,234
TOTAL ASSETS	$51,166	51,787
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,126	785
Accounts payable	1,183	1,111
Accrued expenses and other liabilities
Salaries and benefits	598	650
Income and other taxes	410	339
Interest	340	273
Other	255	514
Advance billings and customer deposits	709	737
Total current liabilities	4,621	4,409
LONG-TERM DEBT	19,814	20,181
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,709	4,753
Benefit plan obligations, net	4,012	4,049
Other	1,212	1,204
Total deferred credits and other liabilities	9,933	10,006
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 575,113 and 583,637 shares	575	584
Additional paid-in capital	16,874	17,343
Accumulated other comprehensive loss	(795)	(802)
Retained earnings	144	66
Total stockholders' equity	16,798	17,191
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$51,166	51,787
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$203	298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,107	1,117
Deferred income taxes	106	166
Provision for uncollectible accounts	30	27
Gain on sale of intangible assets	—	(32)
Long-term debt premium amortization	(11)	(16)
Changes in current assets and current liabilities:
Accounts receivable	60	(34)
Accounts payable	123	(34)
Accrued income and other taxes	65	76
Other current assets and other current liabilities, net	(295)	(37)
Retirement benefits	(28)	(178)
Changes in other noncurrent assets and liabilities, net	3	14
Other, net	17	20
Net cash provided by operating activities	1,380	1,387
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(670)	(663)
Proceeds from sale of intangible assets or property	1	75
Other, net	(13)	4
Net cash used in investing activities	(682)	(584)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	988
Payments of long-term debt	(47)	(56)
Net borrowings (payments) on credit facility	30	(745)
Dividends paid	(309)	(341)
Net proceeds from issuance of common stock	7	13
Repurchase of common stock	(328)	(397)
Net cash used in financing activities	(647)	(538)
Net increase in cash and cash equivalents	51	265
Cash and cash equivalents at beginning of period	168	211
Cash and cash equivalents at end of period	$219	476
Supplemental cash flow information:
Income taxes (paid), net	$(10)	(8)
Interest (paid) (net of capitalized interest of $10 and $9)	$(265)	(265)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$584	626
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1	1
Repurchase of common stock	(10)	(11)
Balance at end of period	575	616
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	17,343	19,079
Issuance of common stock through dividend reinvestment, incentive and benefit plans	6	12
Repurchase of common stock	(298)	(407)
Shares withheld to satisfy tax withholdings	(9)	(11)
Share-based compensation and other, net	16	18
Dividends declared	(184)	—
Balance at end of period	16,874	18,691
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(802)	(1,701)
Other comprehensive income	7	6
Balance at end of period	(795)	(1,695)
RETAINED EARNINGS
Balance at beginning of period	66	1,285
Net income	203	298
Dividends declared	(125)	(339)
Balance at end of period	144	1,244
TOTAL STOCKHOLDERS' EQUITY	$16,798	18,856
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
        Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
(1) Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), Multiprotocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, public access, wireless, video and other ancillary services.
Our consolidated balance sheet as of December 31, 2013, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
Effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $19 million during the first quarter of 2014 and are expected to result in a net increase in depreciation expense of approximately $78 million for the year ending December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $12 million, or $0.02 per basic and diluted common share, for the three months ended March 31, 2014 and is expected to reduce consolidated net income by approximately $48 million, or $0.08 per basic and diluted common share, for the year ending December 31, 2014.
During the fourth quarter 2013, we changed the estimates of the remaining economic lives of certain intangible assets, specifically, the Savvis trade name, which is no longer being utilized due to the recently announced trade name change from Savvis to CenturyLink Technology Solutions ("CTS"), and certain Savvis cloud software, which has been replaced by cloud software acquired through our recent acquisitions. These changes resulted in a net increase in amortization expense of approximately $23 million during the first quarter of 2014. This net increase in amortization expense, net of tax, reduced consolidated net income by approximately $14 million, or $0.02 per basic and diluted common share, for the three months ended March 31, 2014. As of March 31, 2014, the Savvis trade name has been fully amortized and the Savvis cloud software has been predominantly amortized. The remaining unamortized balance is not expected to have a significant impact to our consolidated net income for the remaining nine months of 2014.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment expense reporting. See Note 7—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income for any period.

(2) Long-Term Debt and Credit Facilities
As of the following dates indicated, our long-term debt, including unamortized discounts and premiums, was as follows:

	Interest Rates	Maturities	March 31, 2014	December 31, 2013
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,825	7,825
Credit facility(1)	2.160% - 4.250%	2017	755	725
Term loan	2.410%	2019	397	402
Subsidiaries
Qwest Communications International Inc.(2)
Senior notes	6.125% - 8.375%	2014 - 2053	8,392	8,392
Embarq Corporation ("Embarq")
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2014 - 2025	262	262
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	578	619
Unamortized (discounts) premiums and other, net			(88)	(78)
Total long-term debt			20,940	20,966
Less current maturities			(1,126)	(785)
Long-term debt, excluding current maturities			$19,814	20,181
______________________________________________________________________

(1)
The outstanding amounts of our credit facility ("Credit Facility") borrowings at March 31, 2014 and December 31, 2013 were $755 million and $725 million, respectively with weighted average interest rates of 2.312% and 2.176%, respectively. These amounts change on a regular basis.

(2)	The information presented here includes Qwest Corporation's senior notes of $7.411 billion and Qwest Capital Funding, Inc.'s senior notes of $981 million.
Covenants
As of March 31, 2014, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
Subsequent Events
On April 1, 2014, a subsidiary of Embarq paid at maturity the $30 million principal amount of its 7.46% first mortgage bonds.
(3) Severance and Leased Real Estate
Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures, cost reduction initiatives and reduced workload demands due to the loss of access lines.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations but, as noted in Note 7—Segment Information, we do not allocate these expenses to our segments.

We recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At March 31, 2014, the current and noncurrent portions of our leased real estate accrual were $16 million and $93 million, respectively. The remaining lease terms range from 0.1 to 11.8 years, with a weighted average of 8.6 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2013	$17	113
Accrued to expense	18	—
Payments, net	(11)	(4)
Balance at March 31, 2014	$24	109
(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Service cost	$20	25
Interest cost	151	135
Expected return on plan assets	(223)	(224)
Recognition of prior service cost	1	1
Recognition of actuarial loss	5	20
Net periodic pension benefit income	$(46)	(43)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Service cost	$5	6
Interest cost	40	35
Expected return on plan assets	(8)	(10)
Recognition of prior service cost	4	—
Recognition of actuarial loss	—	1
Net periodic post-retirement benefit expense	$41	32
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013 were calculated as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$203	298
Earnings applicable to non-vested restricted stock	—	—
Net income applicable to common stock for computing basic earnings per common share	203	298
Net income as adjusted for purposes of computing diluted earnings per common share	$203	298
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	578,197	622,522
Non-vested restricted stock	(3,662)	(3,099)
Weighted average shares outstanding for computing basic earnings per common share	574,535	619,423
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	911	1,641
Number of shares as adjusted for purposes of computing diluted earnings per common share	575,456	621,074
Basic earnings per common share	$0.35	0.48
Diluted earnings per common share	$0.35	0.48
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 3.1 million and 2.4 million for the three months ended March 31, 2014 and 2013.
(6) Fair Value Disclosure
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease obligations, as well as the input level used to determine the fair values:

		March 31, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease obligations	2	$20,362	21,239	20,347	20,413
(7) Segment Information
We report the following four segments in our consolidated financial statements: consumer, business, wholesale and hosting. Each of the segments are described further below:

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

•	Hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global, governmental and wholesale customers.

Segment results are summarized below:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Total segment revenues	$4,284	4,256
Total segment expenses	2,099	1,928
Total segment income	$2,185	2,328
Total margin percentage	51%	55%
Consumer:
Revenues	$1,509	1,511
Expenses	583	549
Income	$926	962
Margin percentage	61%	64%
Business:
Revenues	$1,559	1,505
Expenses	966	857
Income	$593	648
Margin percentage	38%	43%
Wholesale:
Revenues	$862	906
Expenses	276	274
Income	$586	632
Margin percentage	68%	70%
Hosting:
Revenues	$354	334
Expenses	274	248
Income	$80	86
Margin percentage	23%	26%
During the first quarter of 2014, we adopted several changes with respect to the assignment of certain expenses to our segments. We have restated the previously reported segment results for the three months ended March 31, 2013 to conform to the current presentation. The nature of the most significant changes and the related effect on segment expenses for the three months ended March 31, 2013 are as follows:

•
The method for allocating certain shared costs of consumer sales and care, including bad debt expense and credit card fees, was revised, which resulted in an increase in consumer segment expenses of $20 million and a corresponding decrease in business segment expenses for the three months ended March 31, 2013; and

•
Hosting segment expenses have been conformed to the reporting of our other segments’ expenses. Specifically, our integration efforts and centralization of certain administrative functions reached the point where it has become more practical to discontinue including certain finance, information technology, legal and human resources expenses in the hosting segment, which resulted in a decrease of $18 million in hosting segment expenses for the three months ended March 31, 2013.

We categorize our products and services related to revenues into the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access which we market to wholesale and business customers), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video service), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including resold satellite and our facilities-based video services), VoIP and Verizon Wireless services;

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

•	Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Strategic services	$2,281	2,164
Legacy services	1,829	1,952
Data integration	174	140
Other	254	257
Total operating revenues	$4,538	4,513
During 2013, operating revenues attributable to portions of certain bundled services were revised from legacy services to strategic services. Specifically, the revision resulted in a reduction of revenues from legacy services of $31 million and a corresponding increase in revenues from strategic services for the three months ended March 31, 2013. The revision was in response to over-allocating a percentage of the discounts to broadband services revenues and under-allocating a percentage of the discounts to local and long-distance services revenues under bundled services arrangements, which resulted in strategic services revenues being understated and legacy services revenues being overstated.
During 2013, operating revenues attributable to certain CLEC services were revised from strategic services to legacy services. Specifically, the revision resulted in a reduction of revenue from strategic services of $9 million and a corresponding increase in revenues from legacy services for the three months ended March 31, 2013. The revision was in response to recording certain legacy services revenues generated through CLEC services arrangements as strategic services revenues, which resulted in strategic services revenues being overstated and legacy services revenues being understated.
Other operating revenue include revenues from universal service funds, which allows us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, we do not allocate these revenues to any of our four segments presented above.
USF surcharges and transaction taxes included in billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $131 million and $128 million for the three months ended March 31, 2014 and 2013, respectively. The USF surcharges are included in the other operating revenues and transaction taxes are included in legacy revenues.
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers, with the exception of hosting revenue generated from business and wholesale customers, which is reported as hosting segment revenues. We report our segment expenses for our four segments as follows:

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

We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results.
The following table reconciles segment income to net income:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Total segment income	$2,185	2,328
Other operating revenues	254	257
Depreciation and amortization	(1,107)	(1,117)
Other unassigned operating expenses	(679)	(686)
Other income (expense), net	(322)	(277)
Income tax expense	(128)	(207)
Net income	$203	298
We do not have any single customer that provides more than 10% of our total operating revenues. Substantially all of our revenues come from customers located in the United States.
(8) Commitments and Contingencies
We are vigorously defending against all of the matters described below. As a matter of course, we are prepared both to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have established accrued liabilities for the matters described below where losses are deemed probable and reasonably estimable.
Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. On July 16, 2013, the Fulghum court granted plaintiffs' request to seek interlocutory review by the United States Court of Appeals for the Tenth Circuit. Embarq and the other defendants will defend the appeal, continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which originally approximated $34 million in the aggregate. In connection with the first lawsuit, a federal court in Virginia issued a ruling in our favor, which resulted in Sprint paying us approximately $24 million. The other lawsuit is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. In April 2012, Sprint Nextel filed a petition with the FCC, seeking a declaratory ruling that CenturyLink's access charges do not apply to VoIP originated calls, and earlier this year, CenturyLink filed a complaint with the Missouri Public Service Commission to collect the portion of the remaining unpaid charges arising in that state. We have not deferred any revenue recognition related to these matters.
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
On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in the District Court of Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") were defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs alleged, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they sought damages for the bankruptcy deficit of KPNQwest, which was claimed to be approximately €4.2billion, plus statutory interest. Qwest, KPN, the individual defendants and the trustees have settled this lawsuit. The settlement terms included Qwest's payment in February 2014 of approximately €171 million (or approximately $235 million) to the KPNQwest bankruptcy estate pursuant to its indemnification obligations, discussed below.
On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $301 million based on the exchange rate on March 31, 2014). The value of this claim will be reduced to the degree plaintiffs receive recovery from a distribution of assets from the bankruptcy estate of KPNQwest. The amounts of such expected recovery are not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision. We do not believe that liability is probable in this matter and will continue to defend against the claims vigorously.
The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to the Cargill matter described above, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with that matter.

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. Most of the currently pending actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although one action pending before the Illinois Court of Appeals purports to be brought on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 30 states (Alabama, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Utah, Virginia and Wisconsin). The settlement administration process, including claim submission and evaluation, is continuing in relation to a number of these settlements. The parties have not yet received either preliminary or final approval in one state where an action is pending (Texas) and three states where actions were at one time, but are not currently, pending (Arizona, Massachusetts, and New Mexico). We have accrued an amount that we believe is probable for resolving these matters; however, the amount is not material to our consolidated financial statements.
CenturyLink and certain of its affiliates are defendants in one consolidated securities and four shareholder derivative actions. The actions are pending in federal court in the Eastern and Western Districts of Louisiana. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013. These matters are in preliminary phases and the Company intends to defend against the filed actions vigorously. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.
Other Proceedings and Disputes
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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared both to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
We are aware of disputes and litigation within the industry, including disputes involving us, regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. Some carriers are refusing to pay these access charges and some are seeking refunds of past charges paid. As both an interexchange carrier and a local exchange carrier, we both pay and assess the charges in question. The outcome of these disputes is currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.

(9) Other Financial Information
Other Current Assets
The following table presents details of our other current assets in our consolidated balance sheets as of the following dates:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Prepaid expenses	$299	266
Materials, supplies and inventory	155	167
Assets held for sale	16	26
Deferred activation and installation charges	99	94
Other	63	44
Total other current assets	$632	597
Assets held for sale includes several properties that we expect to sell within the next twelve months.
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Accounts payable	$1,183	1,111
Other current liabilities:
Accrued rent	$44	52
Legal reserves	28	273
Other	183	189
Total other current liabilities	$255	514
Included in accounts payable at March 31, 2014 and December 31, 2013 were $89 million and $88 million, respectively, representing book overdrafts and $90 million and $140 million, respectively, associated with capital expenditures. Included in legal reserves at December 31, 2013 was $235 million related to the then tentative settlement agreement with the trustees in the KPNQwest Dutch bankruptcy proceeding. As noted in Note 8—Commitments and Contingencies, in February 2014 we paid approximately €171 million (or approximately $235 million) to definitively settle this proceeding.
(10) Repurchase of CenturyLink Common Stock
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. During the three months ended March 31, 2014, we repurchased 10.4 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $319 million, or an average purchase price of $30.63 per share. The repurchased common stock has been retired. As of March 31, 2014, we had approximately $114 million in stock remaining available for repurchase under the stock repurchase program. The repurchased shares figures set forth above exclude shares that, as of March 31, 2014, we had agreed to purchase under the program for $18 million, or an average purchase price of $32.69 per share, in transactions that settled early in the second quarter of 2014.
In late February 2014, our board authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This new program will take effect immediately upon the completion of our current repurchase program, which we expect to complete during the second quarter of 2014 based on current market conditions. We expect to execute this share repurchase program in open market transactions, subject to market conditions and other factors, and expect to complete the new program within 18 to 24 months from its effective date.

(11) Other Comprehensive Earnings
The tables below summarize changes in our accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2014 and 2013:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
Other comprehensive income before reclassifications	—	—	1	1
Amounts reclassified from accumulated other comprehensive income	3	3	—	6
Net current-period other comprehensive income	3	3	1	7
Balance at March 31, 2014	$(666)	(119)	(10)	(795)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive income before reclassifications	—	—	(8)	(8)
Amounts reclassified from accumulated other comprehensive income	13	1	—	14
Net current-period other comprehensive income	13	1	(8)	6
Balance at March 31, 2013	$(1,386)	(288)	(21)	(1,695)
The tables below present information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(5)	See Note 4-Employee Benefits
Prior service cost	(5)	See Note 4-Employee Benefits
Total before tax	(10)
Income tax expense (benefit)	4	Income tax expense
Net of tax	$(6)

Three Months Ended March 31, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(21)	See Note 4-Employee Benefits
Prior service cost	(1)	See Note 4-Employee Benefits
Total before tax	(22)
Income tax expense (benefit)	8	Income tax expense
Net of tax	$(14)

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
All references to "Notes" in this Item 2 refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.
Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2013, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, public access, wireless, video and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At March 31, 2014, we operated 12.9 million access lines in 37 states, served approximately 6.1 million broadband subscribers, and operated 56 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, subscriber lines and data centers may not be comparable to those of other companies.
We report the following four segments in our consolidated financial statements:

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

•	Hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global, governmental and wholesale customers.
Our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis and are reviewed by our chief operating decision maker ("CODM") only on a consolidated basis. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report and "Results of Operations—Segment Results" below.

Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions except per share amounts)
Operating revenues	$4,538	4,513
Operating expenses	3,885	3,731
Operating income	653	782
Other income (expense), net	(322)	(277)
Income tax expense	128	207
Net income	$203	298
Basic earnings per common share	$0.35	0.48
Diluted earnings per common share	$0.35	0.48
The following table summarizes our broadband subscribers, access lines, data centers and number of employees:

	As of March 31,		Increase / (Decrease)	% Change
	2014	2013 (2)
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total broadband subscribers (1)	6,057	5,917	140	2.4%
Total access lines (1)	12,882	13,561	(679)	(5.0)%
Total data centers (3)	56	54	2	3.7%
Total employees	46.5	46.6	(0.1)	(0.2)%
______________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)
The prior year numbers have been adjusted to include the operational metrics of our wholly owned subsidiary, El Paso County Telephone Company, which had been previously excluded. The increase (in thousands) related to including El Paso County Telephone Company's broadband subscribers and access lines, in the table above, is approximately 2 and 3, respectively.

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

Operating Revenues
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access, which we market to wholesale and business customers), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video service), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in twelve markets, and our resold satellite service), VoIP and Verizon Wireless services;

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

•	Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
The following table summarizes our operating revenues under our revenue categorization:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$2,281	2,164	117	5%
Legacy services	1,829	1,952	(123)	(6)%
Data integration	174	140	34	24%
Other	254	257	(3)	(1)%
Total operating revenues	$4,538	4,513	25	1%
Our operating revenues increased by $25 million, or approximately 1%, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in operating revenues is primarily due to growth in our strategic services revenues and data integration revenues, which were partially offset by declines in legacy services revenues compared to the prior year. During 2013, operating revenues attributable to certain bundled and CLEC services were revised, which resulted in a net increase to strategic service revenues of $22 million and a corresponding net reduction to legacy services revenues of $22 million. For additional information on the revisions to certain bundled and CLEC services, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report. The growth in our strategic services revenues is primarily due to increases in broadband, Ethernet, MPLS, facilities-based video, managed hosting and colocation services, which were slightly offset by declines in private line (including special access) services. The increase in data integration revenues, which are typically more volatile than several of our other sources of revenue, is primarily due to higher sales of customer premise equipment to governmental and business customers during the period. The decrease in legacy services revenues is attributable to declining local and long-distance and access services which reflect the continuing loss of access lines and loss of access revenues associated with internet and wireless substitution in our markets. At March 31, 2014, we had approximately 12.9 million access lines, or approximately 5.0% less than the number of access lines we operated at March 31, 2013. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be at a rate between 4.8% and 5.7% over the full year of 2014.
Further analysis of our operating revenues by segment is provided below in "Segment Results."

Operating Expenses
Total operating expenses increased by $154 million, or 4%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
The following table summarizes our operating expenses:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,935	1,796	139	8%
Selling, general and administrative	843	818	25	3%
Depreciation and amortization	1,107	1,117	(10)	(1)%
Total operating expenses	$3,885	3,731	154	4%
Cost of services and products (exclusive of depreciation and amortization) increased by $139 million, or 8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in professional fees, customer premise equipment installation expense, facility costs, network expense, real estate and power costs and employee related costs.
Selling, general and administrative expenses increased by $25 million, or 3%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in employee related costs, marketing and advertising, property and other taxes and external commissions, which were slightly offset by a decrease in professional fees.
Depreciation and amortization expenses decreased by $10 million, or 1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Depreciation expense decreased by $1 million from $718 million in the three months ended March 31, 2013 to $717 million in the three months ended March 31, 2014 due primarily to depreciation rate changes, which was partially offset by changes in our estimates of the remaining economic lives of certain switch and circuit network equipment and the growth in new plant. The rate changes were the result of our plant aging and becoming fully depreciated or retired at a faster rate than the addition of new plant. We expect that the impact of the depreciation rate changes will be increasingly offset over the remaining nine months of 2014 as we upgrade or build additional plant. Amortization expense decreased by $9 million from $399 million in the three months ended March 31, 2013 to $390 million in the three months ended March 31, 2014 due primarily to the use of accelerated amortization methods for a portion of the customer relationship assets that were acquired with the acquisitions of Embarq in 2009 and Qwest in 2011 and due to our software investments becoming fully amortized faster than new software is acquired, which were partially offset by a change in the estimate of the remaining economic lives of the Savvis trade name and certain cloud software. For more information about the changes in our estimates of the remaining economic lives, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following table summarizes our total other income (expense) and income tax expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(331)	(316)	15	5%
Other income (expense)	9	39	(30)	(77)%
Total other income (expense), net	$(322)	(277)	45	16%
Income tax expense	$128	207	(79)	(38)%
Interest Expense
Interest expense increased $15 million, or 5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a higher average outstanding debt balance and a reduction in the amortization of debt premiums.

Other Income (Expense)
Other income (expense) reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income was lower by $30 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to a $32 million gain on the sale of wireless spectrum in January 2013, which was partially offset by gains on foreign currency transactions in 2014.
Income Tax Expense
Income tax expense decreased by $79 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. For the three months ended March 31, 2014, and 2013, our effective income tax rate was 38.7%, and 41.0%, respectively. The 2013 effective tax rate reflects the impact of an accounting adjustment for nondeductible life insurance costs.
Segment Results
General
Segment results are summarized below:

	Three Months Ended March 31,
	2014	2013
	(Dollars in millions)
Total segment revenues	$4,284	4,256
Total segment expenses	2,099	1,928
Total segment income	$2,185	2,328
Total margin percentage	51%	55%
Consumer:
Revenues	$1,509	1,511
Expenses	583	549
Income	$926	962
Margin percentage	61%	64%
Business:
Revenues	$1,559	1,505
Expenses	966	857
Income	$593	648
Margin percentage	38%	43%
Wholesale:
Revenues	$862	906
Expenses	276	274
Income	$586	632
Margin percentage	68%	70%
Hosting:
Revenues	$354	334
Expenses	274	248
Income	$80	86
Margin percentage	23%	26%

During the first quarter of 2014, we adopted several changes with respect to the assignment of certain expenses to our segments. We have restated the previously reported segment results for the three months ended March 31, 2013 to conform to the current presentation. The nature of the most significant changes and the related effect on segment expenses for the three months ended March 31, 2013 are as follows:

•
The method for allocating certain shared costs of consumer sales and care, including bad debt expense and credit card fees, was revised, which resulted in an increase in consumer segment expenses of $20 million and a corresponding decrease in business segment expenses for the three months ended March 31, 2013; and

•
Hosting segment expenses have been conformed to the reporting of our other segments’ expenses. Specifically, our integration efforts and centralization of certain administrative functions reached the point where it has become more practical to discontinue including certain finance, information technology, legal and human resources expenses in the hosting segment, which resulted in a decrease of $18 million in hosting segment expenses for the three months ended March 31, 2013.

Our segment revenues include all revenues from our strategic and legacy services and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers, with the exception of hosting revenue generated from business and wholesale customers, which is reported in hosting segment revenues. We report our segment expenses for our four segments as follows:

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
We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and, certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results.
Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors providing services at higher broadband speed than ours or using advanced wireless data technologies. We also continue to expand our strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain. We believe these efforts will improve our ability to compete and increase our strategic revenues;

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

The following table summarizes the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$702	645	57	9%
Legacy services	806	864	(58)	(7)%
Data integration	1	2	(1)	(50)%
Total revenues	1,509	1,511	(2)	—%
Segment expenses:
Direct	466	436	30	7%
Allocated	117	113	4	4%
Total expenses	583	549	34	6%
Segment income	$926	962	(36)	(4)%
Segment margin percentage	61%	64%
Segment Revenues
Consumer revenues decreased $2 million, or less than 1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Growth in strategic services revenues were more than offset by the decline in legacy services revenues. The increase in strategic services revenues is due primarily to volume increases in our facilities-based video services and increases in the number of broadband subscribers, as well as from price increases on various services. Legacy services revenues decreased primarily due to declines in local and long-distance services associated with access line losses resulting from the competitive and technological changes described above.
Segment Expenses
Consumer expenses increased by $34 million, or 6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in marketing and advertising expense, programming expenses associated with rate increases from Prism TV content providers, modem costs for Prism TV as a result of base subscriber growth in our existing and new markets and allocated expenses, which were partially offset by decreases in facility costs and employee related costs. The increase in allocated expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to higher real estate and power costs.
Segment Income
Consumer income decreased by $36 million, or 4%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in operating expenses.

Business
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total segment revenues continues to migrate from legacy services to strategic services as our commercial, enterprise, global and governmental customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to continue to grow during 2014;

•
Legacy services. We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas, particularly sales employee related expenses attributable to headcount increases. We also expect our business segment to benefit indirectly from efficiencies in our company-wide network operations.

The following table summarizes the results of operations from our business segment:

	Business Segment
	Three Months Ended March 31,		Increase / (Decrease)	%Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$655	614	41	7%
Legacy services	731	753	(22)	(3)%
Data integration	173	138	35	25%
Total revenues	1,559	1,505	54	4%
Segment expenses:
Direct	854	753	101	13%
Allocated	112	104	8	8%
Total expenses	966	857	109	13%
Segment income	$593	648	(55)	(8)%
Segment margin percentage	38%	43%
Segment Revenues
Business segment revenues increased by $54 million, or 4%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in business segment revenues is primarily due to growth in our strategic services revenues and data integration revenues, which were partially offset by declines in legacy services revenues. The growth in our strategic services revenues is primarily due to strong MPLS unit growth and higher Ethernet volume, which were slightly offset by declines in private line (including special access) services. The increase in data integration revenues is primarily due to higher sales of customer premise equipment to governmental and business customers during the period. The decrease in legacy services revenues is attributable to declines in local and traditional WAN services, which were partially offset by increases in long-distance services.

Segment Expenses
Business expenses increased by $109 million, or 13%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in employee related expenses attributable to higher headcount, customer premise equipment and maintenance costs resulting from higher governmental and business sales noted above, marketing and advertising expense, and facility costs driven by MPLS unit growth. Allocated expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to higher real estate and power costs.
Segment Income
Business income decreased by $55 million, or 8%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in direct expenses.
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

•
Legacy services. Our access, local services and long-distance revenues have been and we expect will continue to be adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Our switched access revenues have been and will continue to be impacted by changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011 that we believe has increased the pace of reductions in the amount of switched access revenues we receive in our wholesale segment. Conversely, the FCC instituted an access recovery charge that we believe will allow us to recover the majority of these lost revenues directly from end users in our consumer and business segments. We expect the effect of these factors will continue to adversely impact our wholesale segment; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our wholesale segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following table summarizes the results of operations from our wholesale segment:

	Wholesale Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$570	571	(1)	—%
Legacy services	292	335	(43)	(13)%
Total revenues	862	906	(44)	(5)%
Segment expenses:
Direct	41	30	11	37%
Allocated	235	244	(9)	(4)%
Total expenses	276	274	2	1%
Segment income	$586	632	(46)	(7)%
Segment margin percentage	68%	70%
Segment Revenues
Wholesale revenues decreased by $44 million, or 5%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. These decreases reflect lower revenues from both legacy and strategic services. The decrease in legacy services revenues reflects continuing declines in access and long-distance services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The decline in strategic services revenues was due to decreases in our private line and special access services revenues, which was substantially offset by an increase in Ethernet revenues from higher volume.
Segment Expenses
Wholesale expenses increased by $2 million, or 1%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. Total direct expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in direct facility costs and miscellaneous nonemployee expenses. Allocated expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 decreased primarily due to a reduction in allocated facility costs.
Segment Income
Declines in both strategic and legacy services revenues largely contributed to a decrease in our wholesale segment income of $46 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The decrease in income was primarily due to the decline in revenue while operating expenses remained mostly unchanged.
Hosting
The operations of our hosting segment have been impacted by several significant trends, including those described below:

•
Colocation. Colocation services are designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our clients around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors continue to expand their enterprise colocation operations; however, we believe that our hybrid data centers, which offer multiple products (including colocation, managed hosting, cloud and network) will differentiate our offerings;

•
Managed hosting. Managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, computing capacity, consulting and managed security services. In recent years, our competitors, as well as several large diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. We believe that this expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and expect those trends to continue. However, we have remained focused on expanding our managed hosting business, specifically in our cloud service offerings, by adding differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products;

•
Network services. Network services are comprised of our hosting area network products supporting colocation and managed hosting service offerings. Network services also include managed VPN and bandwidth services. Segment income for these services has been relatively flat due to pricing pressures on VPN and bandwidth services, offset by increases in hosting area network services; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas, particularly sales employee related expenses attributable to headcount increases.

The following table summarizes the results of operations from our hosting segment, which are all categorized as strategic services:

	Hosting Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues	$354	334	20	6%
Segment expenses	274	248	26	10%
Segment income	$80	86	(6)	(7)%
Segment margin percentage	23%	26%
Segment Revenues
Hosting revenues increased by $20 million, or 6%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in segment revenues is primarily due to growth in managed hosting, colocation and hosting area network services, which were slightly offset by a decline in MPLS services. The increase in revenues was driven by new customer growth, the impact of revenues contributed from the recent acquisitions and a favorable impact from foreign currency translations.
Segment Expenses
Hosting expenses increased by $26 million, or 10%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to increases in employee related costs resulting from our recent acquisitions and added headcount, professional fees, network expenses and real estate and power costs, which were partially offset by a decrease in facility costs.
Segment Income
Hosting income decreased by $6 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in operating expenses.

Liquidity and Capital Resources
Overview
At March 31, 2014, we held cash and cash equivalents of $219 million and we had $1.2 billion of borrowing capacity available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At March 31, 2014, cash and cash equivalents of $86 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
We and our Board of Directors monitor our use of cash throughout the year, but with enhanced scrutiny early each year in connection with the review of annual budgets. In connection with our budgeting process in early 2014, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by 2015 and the implementation of a new share repurchase program.
Based on the current capital allocation objectives, during the remaining nine months of 2014 we anticipate expending approximately $2.3 billion of cash for capital investment in property, plant and equipment and up to $933 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. We have debt maturities of approximately $630 million, scheduled debt principal payments of $17 million, and scheduled capital lease and other obligation payments of $90 million due during the remainder of 2014. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We may also draw on our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments, repayments of debt, pension contributions, dividends, or stock repurchases.
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock, subject to our board's discretion to modify or terminate this practice at any time and for any reason.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total capital expenditures to be approximately $2.3 billion for the remaining nine months of 2014.
Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In particular, we expect to continue to focus on expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network and on software development. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
Debt and Other Financing Arrangements
On April 1, 2014, a subsidiary of Embarq paid at maturity the $30 million principal amount of its 7.46% Notes. Qwest Corporation's $600 million 7.5% senior notes will mature on October 1, 2014. Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and Qwest Corporation by the credit rating agencies, among other factors.

As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba2	Baa3
Fitch Ratings	BB+	BBB-
In early 2013, CenturyLink's senior unsecured debt ratings were downgraded from "investment grade" to "non-investment grade" by two of the rating agencies, which we believe increased our borrowing costs. Any additional downgrades of CenturyLink's senior unsecured debt ratings could under certain circumstances incrementally increase the cost of our borrowing under the Credit Facility. In addition, any additional downgrades of CenturyLink's or Qwest Corporation's senior unsecured debt ratings could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Director's discretion to modify or terminate this practice at any time and for any reason. In early 2013, our Board of Directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe resulted in a dividend payout rate that is more sustainable over the long-term, and thereby increased our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $311 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.
Stock Repurchase Programs
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. As of March 31, 2014, we had approximately $114 million in stock remaining available for repurchase under the stock repurchase program (includes common shares that, as of March 31, 2014, we had agreed to purchase under the program for $18 million in transactions that settled early in the second quarter of 2014). As of May 6, 2014, we had repurchased 58.7 million shares for $1.97 billion or an average purchase price of $33.60 per share. The repurchased common stock has been retired. We expect to continue executing this share repurchase program primarily in open market transactions, subject to market conditions and other factors. For additional information on repurchases made during the three months ended March 31, 2014, see Item 2 of Part II of this report.
In late February 2014, our board authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This new program will take effect immediately upon the completion of our current repurchase program, which we expect to complete during the second quarter of 2014 based on current market conditions. We expect to execute this share repurchase program in open market transactions, subject to market conditions and other factors, and expect to complete the new program within 18 to 24 months from its effective date.
Credit Facilities
We have access to up to $2 billion aggregate principal amount of revolving credit under an amended and restated revolving credit facility that matures in April 2017. The credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are currently guaranteed by three of our wholly-owned subsidiaries, Embarq, QCII and Savvis, Inc., one of QCII's wholly-owned subsidiaries and one of Savvis, Inc.'s wholly-owned subsidiaries. At March 31, 2014, we had $755 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.

Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) declines for any reason, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At March 31, 2014 our outstanding letters of credit totaled $131 million under this facility.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. The accounting unfunded status or benefit obligations as of December 31, 2013 of our defined benefit pension plans and post-retirement plans were $1.055 billion and $3.153 billion, respectively. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2013 for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. Based on current laws and circumstances, we expect to be required to make approximately $120 million in contributions to the plans during the remaining nine months of 2014. The amount of required contributions to our plans in 2015 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plans benefits and changes in funding laws and regulations.
Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2013, the fair value of these trust assets was $535 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately three years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected three year period could be substantially shorter or longer depending on changes in healthcare cost trends, our actual returns on plan assets, the timing of maturities of illiquid plan assets, the actual timing of reimbursement payments and future changes in benefits.
For 2014, our estimated annual long-term rate of return on the pension plans trust assets is 7.5% and for the post-retirement plans trust assets is 7.3% based on the assets currently held; however, actual returns could be substantially different.
For additional information on factors that could influence our funding commitments under these and other plans, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefits" in this Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2013 and "Risk Factors—Risks Affecting our Liquidity and Capital Resources—Increases in costs for pension and healthcare benefits for our active and retired employee may reduce our profitability and increase our funding commitments" in Item 1A of Part II of this report.
Net Operating Loss Carryforwards
We are currently using NOLs to offset a portion of our federal taxable income. We expect to deplete a significant portion of these NOLs and certain other deferred tax attributes by the end of 2014, and substantially all of these tax benefits by 2015. Once our NOLs are fully utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" appearing in Item 1A of Part II of this report.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$1,380	1,387	(7)
Net cash used in investing activities	(682)	(584)	98
Net cash used in financing activities	(647)	(538)	109
Net cash provided by operating activities decreased by $7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to negative variances in net income adjusted for non-cash items and a decrease in the change in other current assets and liabilities, net, which includes a payment of approximately $235 million in 2014 to settle certain litigation. These decreases were substantially offset by positive variances in the changes in accounts payable, retirement benefits and accounts receivable. For additional information about our operating results, see "Results of Operations" above. For additional information about the settlement payment, see Note 8—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.
Net cash used in investing activities increased by $98 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to less proceeds received from the sale of intangible assets.
Net cash used in financing activities increased by $109 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to net debt paydowns in 2014 versus net debt proceeds in 2013 offset somewhat by reductions in the dividends paid and in common stock repurchases.
During the three months ended March 31, 2014, we repurchased 10.4 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $319 million, or an average purchase price of $30.63 per share. The repurchased common stock has been retired. For additional information, see "Liquidity and Capital Resources—Stock Repurchase Programs" above.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three Months Ended March 31, 2014	From April 1, 2011 thru December 31, 2013	Total Since Acquisition
	(Dollars in millions)
Amortized	$12	302	314
Extinguished(1)	—	276	276
Total premiums recognized	$12	578	590
_______________________________________________
(1) See "Debt and Other Financing Arrangements" for more information
The remaining premium of $103 million as of March 31, 2014 will reduce interest expense in future periods, unless otherwise extinguished.

Other Matters
CenturyLink has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to CenturyLink. Although CenturyLink periodically repays these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time CenturyLink may owe a substantial sum to our subsidiaries under these advances, which, in accordance with generally accepted accounting principles, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.
We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 8—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the three months ended March 31, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 or (iii) discussed under the heading "Market Risk" above.
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

        In addition to historical information, this MD&A includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change, including product displacement; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment, data protection and net neutrality); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions; our ability to successfully integrate recently-acquired operations into our incumbent operations, including the possibility that the anticipated benefits from our recent acquisitions cannot be fully realized in a timely manner or at all; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to use our net operating loss carryforwards in projected amounts; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;any adverse developments in legal or regulatory proceedings involving us; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, including those caused by changes in our cash requirements, capital expenditure needs, debt obligations, pension funding requirements, cash flows, or financial position, or other similar changes; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2014. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in Note 8—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
Increasing competition, including product substitution, continues to cause us to lose access lines, which has adversely affected and is expected to continue to adversely affect our operating results and financial condition.
Various developments over the past several years have caused us to continue to lose access lines and to experience increased competitive pressures impacting each of our business segments, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, information technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
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
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our hosting segment.
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
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs or our service contracts with federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contracts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
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
As of March 31, 2014, approximately 37% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
As of March 31, 2014, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we or our predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
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

Our Board of Directors is free to modify or terminate our dividend practices at any time and for any reason. Our common shareholders should be aware that they have no contractual or other legal right to dividends.

Our current dividend practices could limit our ability to deploy cash for other beneficial purposes.
The current practice of our Board of Directors to pay common share dividends reflects a current intention to distribute to our shareholders a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our shareholders or debtholders, including stock buybacks, debt prepayments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all.
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
As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. State law applicable to each of our subsidiaries restricts the amount of dividends that they may pay. Restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations), and restrictions imposed by credit agreements applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.
Risks Relating to our Recent Acquisitions
We may be unable to integrate successfully our recently-acquired operations and realize the anticipated benefits of our recent acquisitions.
We acquired Embarq, Qwest and Savvis during a roughly 24-month period between mid-2009 to mid-2011. These acquisitions involved the combination of companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and the acquired companies. We may encounter difficulties in the integration process, including the following:

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
In the last couple of years we have purchased several other businesses to augment our hosting segment. Integrating these newly-acquired businesses into our hosting operations will give rise to similar challenges and risks.
As discussed further under “Business—Network Architecture” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which is an amalgam of our legacy network and the networks of companies we have acquired in the past.
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
A significant majority of the data centers we acquired in the Qwest and Savvis acquisitions are leased and have lease terms that expire between 2014 and 2031. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these renewal options, however, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Also, it is possible that a landlord may insist on other financially unfavorable renewal terms or, where no further option to renew exists, elect not to renew altogether.
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
As described in Note 8—Commitments and Contingencies to our consolidated financial statements included in Item 1 of Part I of this report, the KPNQwest lawsuit brought against us by Cargill Financial Markets, Plc and Citibank, N.A. presents significant risk to us. The plaintiffs seek hundreds of millions of dollars in damages. We continue to vigorously defend ourselves in that lawsuit.
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
There are other material proceedings pending against us, as described in the above-referenced Note 8. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
In addition, increased regulation of our suppliers could increase our costs. For instance, if enhanced regulation of greenhouse gas emissions increase our energy costs, the profitability of our hosting and other operations could be adversely affected.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently and to invest in our networks. In the past, the FCC adopted “net neutrality” regulations that curtailed our operational flexibility. Although the FCC has recently proposed new regulations affording greater flexibility, we cannot assure you of the final terms of any such regulations or their impact on us. Moreover, we cannot assure you that Congress will not pass legislation or that the courts will not mandate service conditions on terms that hamper our ability to operate our data networks profitably, that restrict our ability to implement upgrades or network management practices necessary to ensure quality service, or that could otherwise negatively impact our ability to compete effectively.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve allegations of defamation, invasion of privacy or copyright infringement, among other things. If we decide to implement additional measures to reduce our exposure to these risks in light of changing technological or legal developments, or if we are required to defend ourselves against these kinds of claims, our financial results could be negatively affected.
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
For a more thorough discussion of the regulatory issues that may affect our business, see “Regulation” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.
Risks Affecting our Liquidity and Capital Resources
Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
We continue to carry significant debt. As of March 31, 2014, our consolidated debt was approximately $21 billion. Approximately $2.6 billion of our consolidated debt securities come due over the 36 months following the date of this report.
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
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities of CenturyLink, Qwest Corporation or both. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by disruptions in domestic or overseas sovereign or corporate debt markets, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. Instability in the global financial markets has from time to time resulted in periodic volatility in the capital markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefitted, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.
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

•
we become subject to significant judgments or settlements in one or more of the matters discussed in Note 8—Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

For all the reasons mentioned in the prior paragraph, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this report for additional information about our credit facility.
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
If the credit ratings relating to certain of our long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of CenturyLink, then we will be required to offer to repurchase such debt securities. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these repurchase covenants may in certain circumstances render it more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.
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
As of December 31, 2013, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 8—Employee Benefits to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in our Annual Report Form 10-K for the year ended December 31, 2013.
Other Risks
If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2013, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2013, our Board of Directors authorized the repurchase of up to an aggregate of $2 billion of our outstanding common shares. This repurchase program terminates on February 13, 2015. During the three months ended March 31, 2014, we repurchased approximately 10.4 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $319 million or an average purchase price of $30.63 per share. The common stock repurchased has been retired.
The following table contains information about shares of our previously-issued common stock that were repurchased under our Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January 2014	3,871,960	$30.80	3,871,960	$313,795,878
February 2014	2,184,480	29.08	2,184,480	250,264,507
March 2014	4,349,600	31.26	4,349,600	114,307,056
Total	10,406,040	30.63	10,406,040
The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the first quarter of 2014 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2014	47,875	$30.81
February 2014	19,260	31.05
March 2014	226,728	31.78
Total	293,863

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

3.2
Bylaws of CenturyLink, Inc., as amended and restated through February 21, 2014 (incorporated by reference to Exhibit 3.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2014).

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

4.4	Instruments relating to CenturyLink, Inc.'s public senior debt. (1)
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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.1	Qualified Employee Benefit Plans of CenturyLink, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2014.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)