Form 10-Q
period 2014-06-30
CENTURYLINK, INC
filed 2014-08-07
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

On August 1, 2014, there were 570,164,804 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,541	4,525	9,079	9,038
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,962	1,873	3,897	3,669
Selling, general and administrative	831	814	1,674	1,632
Depreciation and amortization	1,093	1,123	2,200	2,240
Total operating expenses	3,886	3,810	7,771	7,541
OPERATING INCOME	655	715	1,308	1,497
OTHER INCOME (EXPENSE)
Interest expense	(325)	(325)	(656)	(641)
Other (expense) income, net	(7)	4	2	43
Total other income (expense)	(332)	(321)	(654)	(598)
INCOME BEFORE INCOME TAX EXPENSE	323	394	654	899
Income tax expense	130	125	258	332
NET INCOME	$193	269	396	567
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.34	0.45	0.69	0.93
DILUTED	$0.34	0.44	0.69	0.92
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.08	1.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	567,915	604,302	571,225	611,862
DILUTED	569,032	605,602	572,244	613,338
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
NET INCOME	$193	269	396	567
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(2), $(10), $(4) and $(18) tax	3	11	6	24
Change in net prior service credit, net of $(3), $—, $(5) and $(1) tax	5	1	8	2
Foreign currency translation adjustment and other, net of $—, $2, $— and $— tax	8	(5)	9	(13)
Other comprehensive income	16	7	23	13
COMPREHENSIVE INCOME	$209	276	419	580
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2014	December 31, 2013
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$181	168
Accounts receivable, less allowance of $145 and $155	1,986	1,977
Deferred income taxes, net	803	1,165
Other	628	597
Total current assets	3,598	3,907
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	35,404	34,307
Accumulated depreciation	(16,969)	(15,661)
Net property, plant and equipment	18,435	18,646
GOODWILL AND OTHER ASSETS
Goodwill	20,674	20,674
Customer relationships, less accumulated amortization of $4,174 and $3,641	5,402	5,935
Other intangible assets, less accumulated amortization of $1,534 and $1,401	1,676	1,802
Other	829	823
Total goodwill and other assets	28,581	29,234
TOTAL ASSETS	$50,614	51,787
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,188	785
Accounts payable	1,153	1,111
Accrued expenses and other liabilities
Salaries and benefits	572	650
Income and other taxes	342	339
Interest	264	273
Other	208	514
Advance billings and customer deposits	716	737
Total current liabilities	4,443	4,409
LONG-TERM DEBT	19,771	20,181
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,610	4,753
Benefit plan obligations, net	3,924	4,049
Other	1,268	1,204
Total deferred credits and other liabilities	9,802	10,006
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 571,344 and 583,637 shares	571	584
Additional paid-in capital	16,671	17,343
Accumulated other comprehensive loss	(779)	(802)
Retained earnings	135	66
Total stockholders' equity	16,598	17,191
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,614	51,787
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$396	567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,200	2,240
Impairment of assets	32	—
Deferred income taxes	208	307
Provision for uncollectible accounts	63	65
Gain on sale of intangible assets	—	(32)
Net long-term debt premium amortization	(21)	(32)
Changes in current assets and current liabilities:
Accounts receivable	(72)	(48)
Accounts payable	75	123
Accrued income and other taxes	(11)	(11)
Other current assets and other current liabilities, net	(356)	(163)
Retirement benefits	(102)	(220)
Changes in other noncurrent assets and liabilities, net	66	48
Other, net	31	12
Net cash provided by operating activities	2,509	2,856
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,401)	(1,410)
Proceeds from sale of intangible assets or property	—	75
Other, net	(18)	23
Net cash used in investing activities	(1,419)	(1,312)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,740
Payments of long-term debt	(121)	(1,018)
Net borrowings (payments) on credit facility	120	(775)
Dividends paid	(616)	(661)
Net proceeds from issuance of common stock	32	40
Repurchase of common stock	(493)	(867)
Other, net	1	—
Net cash used in financing activities	(1,077)	(1,541)
Net increase in cash and cash equivalents	13	3
Cash and cash equivalents at beginning of period	168	211
Cash and cash equivalents at end of period	$181	214
Supplemental cash flow information:
Income taxes (paid), net	$(23)	(46)
Interest (paid) (net of capitalized interest of $22 and $18)	$(672)	(647)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$584	626
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	2
Repurchase of common stock	(15)	(24)
Balance at end of period	571	604
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	17,343	19,079
Issuance of common stock through dividend reinvestment, incentive and benefit plans	30	38
Repurchase of common stock	(441)	(845)
Shares withheld to satisfy tax withholdings	(14)	(16)
Share-based compensation and other, net	42	35
Dividends declared	(289)	—
Balance at end of period	16,671	18,291
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(802)	(1,701)
Other comprehensive income	23	13
Balance at end of period	(779)	(1,688)
RETAINED EARNINGS
Balance at beginning of period	66	1,285
Net income	396	567
Dividends declared	(327)	(659)
Balance at end of period	135	1,193
TOTAL STOCKHOLDERS' EQUITY	$16,598	18,400
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
(1) Basis of Presentation
General
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
During the second quarter of 2014, we began negotiations of a sale-leaseback transaction of an office building and as a result of the indicated offer price we recorded an impairment charge of $16 million, which is included in selling, general and administrative expense in our consolidated statements of operations for the three and six months ended June 30, 2014. We evaluated the indicated offer price using market conditions and determined that it represented a level 3 estimate of the fair value of the building. The negotiations on the sale of the office building are not final and the sales price could still change.
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
We pay dividends out of retained earnings to the extent we have retained earnings on the date the dividend is declared. If the dividend is in excess of retained earnings balance on the declaration date, then the excess is recorded to paid-in capital.
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment expense reporting. See Note 7—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income for any period.
Change in Estimates
As a result of our annual reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment, effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $20 million and $39 million for the three and six months ended June 30, 2014, respectively, and are expected to result in a net increase in depreciation expense of approximately $78 million for the year ending December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $12 million, or $0.02 per basic and diluted common share, and $24 million, or $0.04 per basic and diluted common share, for the three and six months ended June 30, 2014, respectively, and is expected to reduce consolidated net income by approximately $48 million, or $0.08 per basic and diluted common share, for the year ending December 31, 2014.

During the fourth quarter 2013, we changed the estimates of the remaining economic lives of certain intangible assets, specifically, the Savvis trade name, which is no longer being utilized due to the previously announced trade name change from Savvis to CenturyLink Technology Solutions ("CTS"), and certain Savvis cloud software, which has been replaced by cloud software acquired through our more recent acquisitions. These changes resulted in a net increase in amortization expense of approximately $23 million for the six months ended June 30, 2014. This net increase in amortization expense, net of tax, reduced consolidated net income by approximately $14 million, or $0.02 per basic and diluted common share for the six months ended June 30, 2014. For the three months ended June 30, 2014, we recognized an immaterial amount of amortization expense on the Savvis cloud software. As of June 30, 2014, the Savvis trade name and the Savvis cloud software has been fully amortized.
Recent Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “new standard”). The new standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is prohibited. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017. We have not yet decided which implementation method we will adopt.
The new standard replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs and defer contract fulfillment costs only up to the extent of any revenue deferred.
We are studying the new standard and starting to evaluate and determine the impact the new standard will have on the timing of revenue recognition under our customer agreements and the amount of contract related costs that will be deferred. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

(2) Long-Term Debt and Credit Facilities
As of the dates indicated below, our long-term debt, including unamortized discounts and premiums, was as follows:

	Interest Rates	Maturities	June 30, 2014	December 31, 2013
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,825	7,825
Credit facility (1)	2.160% - 4.250%	2017	845	725
Term loan	2.400%	2019	391	402
Subsidiaries
Qwest Communications International Inc. (2)
Senior notes	6.125% - 8.375%	2014 - 2053	8,392	8,392
Embarq Corporation ("Embarq")
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	262
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	553	619
Unamortized discounts, net			(98)	(78)
Total long-term debt			20,959	20,966
Less current maturities			(1,188)	(785)
Long-term debt, excluding current maturities			$19,771	20,181
______________________________________________________________________

(1)
The outstanding amounts of our credit facility ("Credit Facility") borrowings at June 30, 2014 and December 31, 2013 were $845 million and $725 million, respectively, with weighted average interest rates of 2.642% and 2.176%, respectively. These amounts change on a regular basis.

(2)	The information presented here includes Qwest Corporation's senior notes of $7.411 billion and Qwest Capital Funding, Inc.'s senior notes of $981 million as of June 30, 2014 and December 31, 2013.
Repayments
On April 1, 2014, a subsidiary of Embarq Corporation ("Embarq") paid at maturity the $30 million principal amount of its 7.46% first mortgage bonds.
Covenants
As of June 30, 2014, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
(3) Severance and Leased Real Estate
Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives and reduced workload demands due to the loss of legacy revenues.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations but, as noted in Note 7—Segment Information, we do not allocate these expenses to our segments.

We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At June 30, 2014, the current and noncurrent portions of our leased real estate accrual were $16 million and $88 million, respectively. The remaining lease terms range from 0.6 to 11.5 years, with a weighted average of 8.6 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2013	$17	113
Accrued to expense	51	—
Payments, net	(46)	(8)
Reversals and adjustments	—	(1)
Balance at June 30, 2014	$22	104
(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost	$19	23	39	48
Interest cost	151	135	302	270
Expected return on plan assets	(223)	(224)	(446)	(448)
Recognition of prior service cost	3	1	4	2
Recognition of actuarial loss	5	20	10	40
Net periodic pension benefit income	$(45)	(45)	(91)	(88)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost	$5	6	11	12
Interest cost	40	35	79	70
Expected return on plan assets	(8)	(10)	(16)	(20)
Recognition of prior service cost	5	—	9	—
Recognition of actuarial loss	—	1	—	2
Net periodic post-retirement benefit expense	$42	32	83	64
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$193	269	396	567
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	193	269	396	567
Net income as adjusted for purposes of computing diluted earnings per common share	$193	269	396	567
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	572,240	607,755	575,218	615,138
Non-vested restricted stock	(4,325)	(3,453)	(3,993)	(3,276)
Weighted average shares outstanding for computing basic earnings per common share	567,915	604,302	571,225	611,862
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	1,107	1,290	1,009	1,466
Number of shares as adjusted for purposes of computing diluted earnings per common share	569,032	605,602	572,244	613,338
Basic earnings per common share	$0.34	0.45	0.69	0.93
Diluted earnings per common share	$0.34	0.44	0.69	0.92
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 2.4 million for the three months ended June 30, 2014 and 2013, and 2.8 million and 2.4 million for the six months ended June 30, 2014 and 2013, respectively.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values as of the dates indicated below:

		June 30, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$20,406	21,692	20,347	20,413
(7) Segment Information
We report the following four segments in our consolidated financial statements: consumer, business, wholesale and hosting. Each of the segments is described further below:

•
Consumer. Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our PrismTM TV services. Our legacy services offered to these customers include local and long-distance services.

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

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include resale of our local access services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection services, pole and floor space rentals, and database services.

•	Hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global, governmental and wholesale customers.

Our segment results are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Total segment revenues	$4,288	4,276	8,572	8,532
Total segment expenses	2,118	2,041	4,217	3,969
Total segment income	$2,170	2,235	4,355	4,563
Total margin percentage	51%	52%	51%	53%
Consumer:
Revenues	$1,500	1,494	3,009	3,005
Expenses	599	574	1,182	1,123
Income	$901	920	1,827	1,882
Margin percentage	60%	62%	61%	63%
Business:
Revenues	$1,564	1,525	3,123	3,030
Expenses	972	912	1,938	1,769
Income	$592	613	1,185	1,261
Margin percentage	38%	40%	38%	42%
Wholesale:
Revenues	$866	910	1,728	1,816
Expenses	283	301	559	575
Income	$583	609	1,169	1,241
Margin percentage	67%	67%	68%	68%
Hosting:
Revenues	$358	347	712	681
Expenses	264	254	538	502
Income	$94	93	174	179
Margin percentage	26%	27%	24%	26%
During the first quarter of 2014, we adopted several changes with respect to the assignment of certain expenses to our segments. We have restated the previously reported segment results for the three and six months ended June 30, 2013, to conform to the current presentation. The nature of the most significant changes and the related effect on segment expenses for the three and six months ended June 30, 2013, are as follows:

•
The method for allocating certain shared costs of consumer sales and care, including bad debt expense and credit card fees, was revised, which resulted in an increase in consumer segment expenses of $22 million and $42 million with a corresponding decrease in business segment expenses for the three and six months ended June 30, 2013, respectively; and

•
Hosting segment expenses have been conformed to the reporting of our other segments’ expenses. Specifically, our integration efforts and centralization of certain administrative functions reached the point where it has become more practical to discontinue including certain finance, information technology, legal and human resources expenses in the hosting segment, which resulted in a decrease of $21 million and $39 million in hosting segment expenses for the three and six months ended June 30, 2013, respectively.

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

•
Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications) and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•	Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Strategic services	$2,298	2,186	4,579	4,350
Legacy services	1,803	1,923	3,632	3,875
Data integration	187	167	361	307
Other	253	249	507	506
Total operating revenues	$4,541	4,525	9,079	9,038
During 2013, operating revenues attributable to portions of certain bundled services were revised from legacy services to strategic services. Specifically, the revision resulted in a reduction of revenues from legacy services of $33 million and $64 million and a corresponding increase in revenues from strategic services for the three and six months ended June 30, 2013, respectively. The revision was in response to over-allocating a percentage of the discounts to broadband services revenues and under-allocating a percentage of the discounts to local and long-distance services revenues under bundled services arrangements, which resulted in strategic services revenues being understated and legacy services revenues being overstated.
During 2013, operating revenues attributable to certain Competitive Local Exchange Carrier ("CLEC") services were revised from strategic services to legacy services. Specifically, the revision resulted in a reduction of revenue from strategic services of $10 million and $19 million and a corresponding increase in revenues from legacy services for the three and six months ended June 30, 2013, respectively. The revision was in response to recording certain legacy services revenues generated through CLEC services arrangements as strategic services revenues, which resulted in strategic services revenues being overstated and legacy services revenues being understated.
Other operating revenues include revenues from universal service funds, which allow us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, we do not allocate these revenues to any of our four segments presented above.
We recognize revenue in our statement of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our statement of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenue aggregated approximately $136 million and $121 million for the three months ended June 30, 2014 and 2013, respectively, and approximately $267 million and $249 million for the six months ended June 30, 2014 and 2013, respectively. Those USF surcharges where we record revenue are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. We assign each of our customers to a single segment and report all of the revenues we derive from that customer to that segment, with the exception of hosting revenue generated from business and wholesale customers, which is reported as hosting segment revenues. We report our segment expenses for our four segments as follows:

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

We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, we do not assign to our segments severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources). Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Similarly, we exclude other income (expense) from our segment results.
The following table reconciles segment income to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Total segment income	$2,170	2,235	4,355	4,563
Other operating revenues	253	249	507	506
Depreciation and amortization	(1,093)	(1,123)	(2,200)	(2,240)
Other unassigned operating expenses	(675)	(646)	(1,354)	(1,332)
Other income (expense), net	(332)	(321)	(654)	(598)
Income tax expense	(130)	(125)	(258)	(332)
Net income	$193	269	396	567
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
On September 13, 2006, Cargill Financial Markets, Plc ("Cargill") and Citibank, N.A. ("Citibank") filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, Koninklijke KPN N.V., KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest N.V. ("KPNQwest"), some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $299 million based on the exchange rate on June 30, 2014). The value of this claim will be reduced to the degree plaintiffs receive recovery from a distribution of assets from the bankruptcy estate of KPNQwest. The extent of such expected recovery is not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision. We do not believe that liability is probable in this matter.
The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to the Cargill matter described above, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with that matter.
Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 30 states. The settlement administration process, including claim submission and evaluation, is continuing in relation to a number of these settlements. The parties have not yet received either preliminary or final approval in two states where an action is pending (Texas and Massachusetts) and two states where actions were at one time, but are not currently, pending (Arizona and New Mexico). We have accrued an amount that we believe is probable for resolving these matters; however, the amount is not material to our consolidated financial statements.
CenturyLink and certain of its affiliates are defendants in one consolidated securities and four shareholder derivative actions. The actions are pending in federal court in the Western District of Louisiana. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013. These matters are in preliminary phases and the Company intends to defend against the filed actions vigorously. We have not accrued a liability for these matters as it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

Other Proceedings and Disputes
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on our financial position, results of operations or cash flows.
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
We are aware of disputes and litigation within the industry, including litigation against us, regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. Some carriers are refusing to pay these access charges and some are seeking refunds of past charges paid. As both an interexchange carrier and a local exchange carrier, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and litigation are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets as of the dates indicated below:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Prepaid expenses	$284	266
Materials, supplies and inventory	132	167
Assets held for sale	54	26
Deferred activation and installation charges	102	94
Other	56	44
Total other current assets	$628	597
Assets held for sale includes several properties that we expect to sell within the next twelve months. During the second quarter of 2014, we began discussions to sell our 700 MHz A-Block wireless spectrum licenses, which we purchased in 2008 but never placed into service. As a result of changes in market conditions and prevailing spectrum prices, we recorded a second quarter 2014 impairment charge of $14 million, which is included in other (expense) income, net in our consolidated statements of operations for the three and six months ended June 30, 2014. As of June 30, 2014, we reclassified the remaining $39 million of wireless spectrum assets from other intangible assets to assets held for sale, as we anticipate completing the sale of such assets within one year. We evaluated spectrum prices using market conditions to determine a level 3 estimate of the fair value of the wireless spectrum licenses. In July 2014, we entered into a definitive agreement to sell and assign our remaining 700 MHz A-Block wireless spectrum licenses for $39 million in cash in the aggregate. The sale is expected to close within one year, subject to regulatory approval and other customary closing conditions.

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as of the dates indicated below:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Accounts payable	$1,153	1,111
Other current liabilities:
Accrued rent	$38	52
Legal reserves	24	273
Other	146	189
Total other current liabilities	$208	514
Included in accounts payable at June 30, 2014 and December 31, 2013, were $84 million and $88 million, respectively, representing book overdrafts and $107 million and $140 million, respectively, associated with capital expenditures. Included in legal reserves at December 31, 2013, was $235 million related to the then tentative settlement agreement with the trustees in the KPNQwest Dutch bankruptcy proceeding. In February 2014, we paid approximately €171 million (or approximately $235 million) to settle this proceeding.
(10) Repurchase of CenturyLink Common Stock
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. During the six months ended June 30, 2014, we repurchased 13.7 million shares of our outstanding common stock in the open market under our 2013 repurchase program. These shares were repurchased for an aggregate market price of $433 million, or an average purchase price of $31.54 per share. The repurchased common stock has been retired. On May 29, 2014, we completed the 2013 stock repurchase program, repurchasing over the course of the program a total of 59.5 million shares on the open market at an average purchase price of $33.63 per share.
In February 2014, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This new program took effect on May 29, 2014, immediately upon the completion of the above-described 2013 stock repurchase program. During the three months ended June 30, 2014, we repurchased 1.2 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of $45 million, or an average purchase price of $37.07 per share. The repurchased common stock has been retired. These repurchased shares exclude shares that, as of June 30, 2014, we had agreed to purchase under this program for an aggregate market price of $6 million, or an average purchase price of $36.09 per share, in transactions that settled early in the third quarter of 2014. As of June 30, 2014, we had approximately $955 million remaining available for stock repurchases under the 2014 stock repurchase program.

(11) Accumulated Other Comprehensive Loss
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and six months ended June 30, 2014:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at March 31, 2014	$(666)	(119)	(10)	(795)
Other comprehensive income before reclassifications	—	—	8	8
Amounts reclassified from accumulated other comprehensive income	5	3	—	8
Net current-period other comprehensive income	5	3	8	16
Balance at June 30, 2014	$(661)	(116)	(2)	(779)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
Other comprehensive income before reclassifications	—	—	9	9
Amounts reclassified from accumulated other comprehensive income	8	6	—	14
Net current-period other comprehensive income	8	6	9	23
Balance at June 30, 2014	$(661)	(116)	(2)	(779)
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2014:

Three Months Ended June 30, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(5)	See Note 4-Employee Benefits
Prior service cost	(8)	See Note 4-Employee Benefits
Total before tax	(13)
Income tax expense (benefit)	5	Income tax expense
Net of tax	$(8)

Six Months Ended June 30, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(10)	See Note 4-Employee Benefits
Prior service cost	(13)	See Note 4-Employee Benefits
Total before tax	(23)
Income tax expense (benefit)	9	Income tax expense
Net of tax	$(14)

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and six months ended June 30, 2013:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at March 31, 2013	$(1,386)	(288)	(21)	(1,695)
Other comprehensive income before reclassifications	—	—	(6)	(6)
Amounts reclassified from accumulated other comprehensive income	12	—	1	13
Net current-period other comprehensive income	12	—	(5)	7
Balance at June 30, 2013	$(1,374)	(288)	(26)	(1,688)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive income before reclassifications	—	—	(14)	(14)
Amounts reclassified from accumulated other comprehensive income	25	1	1	27
Net current-period other comprehensive income	25	1	(13)	13
Balance at June 30, 2013	$(1,374)	(288)	(26)	(1,688)
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2013:

Three Months Ended June 30, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(21)	See Note 4-Employee Benefits
Prior service cost	(1)	See Note 4-Employee Benefits
Total before tax	(22)
Income tax expense (benefit)	10	Income tax expense
Insignificant items	(1)
Net of tax	$(13)

Six Months Ended June 30, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(42)	See Note 4-Employee Benefits
Prior service cost	(2)	See Note 4-Employee Benefits
Total before tax	(44)
Income tax expense (benefit)	18	Income tax expense
Insignificant items	(1)
Net of tax	$(27)

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
At June 30, 2014, we operated 12.7 million access lines in 37 states, served approximately 6.1 million broadband subscribers, and operated 57 data centers throughout North America, Europe and Asia. Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. Our methodology for counting our broadband subscribers and access lines includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count access lines when we install the service. Our methodology for counting access lines, subscriber lines and data centers may not be comparable to those of other companies.
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

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include the resale of our local access services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection services, pole and floor space rentals, and database services.

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
Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions except per share amounts)
Operating revenues	$4,541	4,525	9,079	9,038
Operating expenses	3,886	3,810	7,771	7,541
Operating income	655	715	1,308	1,497
Other income (expense), net	(332)	(321)	(654)	(598)
Income tax expense	130	125	258	332
Net income	$193	269	396	567
Basic earnings per common share	$0.34	0.45	0.69	0.93
Diluted earnings per common share	$0.34	0.44	0.69	0.92
The following table summarizes our broadband subscribers, access lines, data centers and number of employees as of June 30, 2014 and 2013:

	As of June 30,		Increase / (Decrease)	% Change
	2014	2013
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total broadband subscribers (1)	6,055	5,909	146	2.5%
Total access lines (1)	12,707	13,331	(624)	(4.7)%
Total data centers (2)	57	55	2	3.6%
Total employees	45.5	46.9	(1.4)	(3.0)%
______________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines and fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network.

(2)	Data centers are located throughout North America, Europe and Asia.
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

•	provide our broadband and premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable;

•	increase usage of our networks; and

•	market our products and services to new customers.
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

•
Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•	Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
The following tables summarize operating revenues under our revenue categorization:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$2,298	2,186	112	5%
Legacy services	1,803	1,923	(120)	(6)%
Data integration	187	167	20	12%
Other	253	249	4	2%
Total operating revenues	$4,541	4,525	16	—%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$4,579	4,350	229	5%
Legacy services	3,632	3,875	(243)	(6)%
Data integration	361	307	54	18%
Other	507	506	1	—%
Total operating revenues	$9,079	9,038	41	—%

Our operating revenues increased by $16 million and $41 million, or less than 1%, during the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013. The increase in operating revenues is primarily due to growth in our strategic services revenues and data integration revenues, which were partially offset by declines in legacy services revenues compared to the prior year. During 2013, operating revenues attributable to certain bundled and Competitive Local Exchange Carrier ("CLEC") services were revised, which resulted in a net increase to strategic service revenues of $23 million and $45 million, and a corresponding net reduction to legacy services revenues of $23 million and $45 million for the three and six months ended June 30, 2013, respectively. For additional information on the revisions to certain bundled and CLEC services, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report. The growth in our strategic services revenues is primarily due to increases in broadband, Ethernet, MPLS, facilities-based video, managed hosting and colocation services, which were slightly offset by declines in private line (including special access) services. The increase in data integration revenues, which are typically more volatile than several of our other sources of revenue, is primarily due to higher sales of customer premise equipment to governmental and business customers during the period. The decrease in legacy services revenues is attributable to declining local and long-distance and access services which reflect the continuing loss of access lines and loss of access revenues associated with internet and wireless substitution in our markets. At June 30, 2014, we had approximately 12.7 million access lines, or approximately 4.7% less than the number of access lines we operated at June 30, 2013. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that the rate of our access lines losses will be between 4.4% and 5.0% over the full year of 2014. Other operating revenues increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily due to higher revenues related to an increased universal service fund contribution factor, which were substantially offset by lower revenues from intrastate universal service funds.
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
Total operating expenses increased by $76 million, or 2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and operating expenses increased by $230 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
The following tables summarize our operating expenses:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,962	1,873	89	5%
Selling, general and administrative	831	814	17	2%
Depreciation and amortization	1,093	1,123	(30)	(3)%
Total operating expenses	$3,886	3,810	76	2%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,897	3,669	228	6%
Selling, general and administrative	1,674	1,632	42	3%
Depreciation and amortization	2,200	2,240	(40)	(2)%
Total operating expenses	$7,771	7,541	230	3%

Cost of services and products (exclusive of depreciation and amortization) increased by $89 million, or 5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to increases in customer premise equipment installation expenses related to the increase in data integration revenues, facility and network costs, Prism TV programming expenses and higher costs related to an increased universal fund contribution factor. Cost of services and products (exclusive of depreciation and amortization) increased by $228 million, or 6%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in employee related costs customer premise equipment installation expenses related to the increase in data integration revenues, facility and network costs, real estate and power costs Prism TV programming expenses and higher costs related to an increased universal fund contribution factor.
Selling, general and administrative expenses increased by $17 million, or 2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to increases in employee related costs (including severance costs) and impairment charges related to office buildings (one of which is under contract and pending sale and one of which is being negotiated under a sale-leaseback arrangement), which were offset by a decrease in property and other taxes. Selling, general and administrative expenses increased by $42 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in employee related costs (including severance costs), marketing and advertising expenses and impairment charges related to office buildings (one of which is under contract and pending sale and one of which is being negotiated under a sale-leaseback arrangement).
Depreciation and amortization expenses decreased by $30 million, or 3%, and by $40 million, or 2% for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.
Depreciation expense was $727 million for both the three months ended June 30, 2014 and 2013 and $1.4 billion for both the six months ended June 30, 2014 and 2013. Annual depreciation expense is impacted by changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. The 2014 depreciation expense related to our plant placed in service prior to 2014 is expected to be lower than the 2013 depreciation expense due to our plant aging and becoming fully depreciated or retired at a faster rate than the addition of new plant during the same period. During January, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment which we expect to result in increased 2014 annual depreciation expense. We expect depreciation expense will increase in the second half of 2014 compared to the first half of 2014 due to the timing of net additions of plant during 2014. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Amortization expense decreased by $30 million from $396 million in the three months ended June 30, 2013 to $366 million in the three months ended June 30, 2014 and by $40 million from $795 million in the six months ended June 30, 2013 to $755 million in the six months ended June 30, 2014 primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets that were acquired in connection with the acquisitions of Embarq in 2009 and Qwest in 2011. These quarterly declines are expected to continue. Amortization of our software investments declined due to software becoming fully amortized faster than new software is acquired, which was partially offset by a change in the estimate of the remaining economic lives of the Savvis trade name and certain cloud software. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Further analysis of our operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(325)	(325)	—	—%
Other (expense) income, net	(7)	4	(11)	(275)%
Total other income (expense), net	$(332)	(321)	11	3%
Income tax expense	$130	125	5	4%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(656)	(641)	15	2%
Other income (expense), net	2	43	(41)	(95)%
Total other income (expense), net	$(654)	(598)	56	9%
Income tax expense	$258	332	(74)	(22)%
Interest Expense
There was no change in interest expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Although the interest expense remained unchanged for the comparable periods, interest expense increased due to a higher average outstanding debt balance in 2014 and a reduction in the amortization of debt premiums, which was fully offset by a decrease in interest expense as a result of a settlement of an operating tax liability. Interest expense increased by $15 million, or 2%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a higher average outstanding debt balance in 2014 and a reduction in the amortization of debt premiums.
Other Income (Expense)
Other income (expense) reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income (expense) changed by $11 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to a second quarter of 2014 impairment charge of $14 million recorded in connection with the pending sale of our 700 MHz A-Block wireless spectrum licenses, which was partially offset by gains from foreign currency transactions. Other income decreased by $41 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due a second quarter of 2014 impairment charge of $14 million, as further described above, a $32 million gain on the sale of wireless spectrum in the first quarter of 2013, which was partially offset by losses on foreign currency transactions during the same 2013 period.
Income Tax Expense
For the three months ended June 30, 2014 and 2013, our effective income tax rate was 40.2% and 31.7%, respectively, and for the six months ended June 30, 2014 and 2013, our effective income tax rate was 39.4% and 36.9%, respectively. The effective tax rates for the three and six months ended June 30, 2014 reflect the impact of no tax benefit from the impairment of our 700 MHz A-Block wireless spectrum licenses, because we are not likely to generate income of a character required to realize a tax benefit from the loss on ultimate disposition. The effective tax rates for the three and six months ended June 30, 2013 reflect the net impact of a favorable settlement with the Internal Revenue Service of $33 million recorded in the three months ended June 30, 2013, which was partially offset by an unfavorable accounting adjustment for nondeductible life insurance costs recorded in the three months ended March 31, 2013.

Segment Results
General
Our segment results are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in millions)
Total segment revenues	$4,288	4,276	8,572	8,532
Total segment expenses	2,118	2,041	4,217	3,969
Total segment income	$2,170	2,235	4,355	4,563
Total margin percentage	51%	52%	51%	53%
Consumer:
Revenues	$1,500	1,494	3,009	3,005
Expenses	599	574	1,182	1,123
Income	$901	920	1,827	1,882
Margin percentage	60%	62%	61%	63%
Business:
Revenues	$1,564	1,525	3,123	3,030
Expenses	972	912	1,938	1,769
Income	$592	613	1,185	1,261
Margin percentage	38%	40%	38%	42%
Wholesale:
Revenues	$866	910	1,728	1,816
Expenses	283	301	559	575
Income	$583	609	1,169	1,241
Margin percentage	67%	67%	68%	68%
Hosting:
Revenues	$358	347	712	681
Expenses	264	254	538	502
Income	$94	93	174	179
Margin percentage	26%	27%	24%	26%
During the first quarter of 2014, we adopted several changes with respect to the assignment of certain expenses to our segments. We have restated the previously reported segment results for the three and six months ended June 30, 2013 to conform to the current presentation. For additional information on these changes, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.
Our segment revenues include all revenues from our strategic and legacy services and data integration as described in more detail above. We assign each of our customers to a single segment and report all of the revenues we derive from that customer to that segment, with the exception of hosting revenue generated from business and wholesale customers, which is reported in hosting segment revenues. We report our segment expenses for our four segments as follows:

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

We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, we do not assign to our segments severance expenses, restructuring expenses and, certain centrally managed administrative functions (such as finance, information technology, legal and human resources). Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Similarly, we exclude other income (expense) from our segment results.
Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speed than ours or expanding their advanced wireless data service offerings. We also continue to expand our strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain. We believe these efforts will improve our ability to compete and increase our strategic revenues;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of high margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$709	653	56	9%
Legacy services	790	840	(50)	(6)%
Data integration	1	1	—	—%
Total revenues	1,500	1,494	6	—%
Segment expenses:
Direct	478	458	20	4%
Allocated	121	116	5	4%
Total expenses	599	574	25	4%
Segment income	$901	920	(19)	(2)%
Segment margin percentage	60%	62%

	Consumer Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$1,411	1,298	113	9%
Legacy services	1,596	1,704	(108)	(6)%
Data integration	2	3	(1)	(33)%
Total revenues	3,009	3,005	4	—%
Segment expenses:
Direct	944	894	50	6%
Allocated	238	229	9	4%
Total expenses	1,182	1,123	59	5%
Segment income	$1,827	1,882	(55)	(3)%
Segment margin percentage	61%	63%
Segment Revenues
Consumer revenues increased by $6 million, or less than 1%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $4 million, or less than 1%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in strategic services revenues for both periods was due primarily to volume increases in our facilities-based video services and increases in the number of broadband subscribers, as well as from price increases on various services. The decline in legacy services revenues for both periods was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the competitive and technological changes described above.

Segment Expenses
Consumer expenses increased by $25 million, or 4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to an increase in programming expenses for Prism TV content resulting from base subscriber growth in our Prism TV markets, which were partially offset by decreases in employee related costs. Consumer expenses increased by $59 million, or 5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in marketing and advertising expenses and for Prism TV content resulting from base subscriber growth in our Prism TV markets, which were partially offset by reductions in employee related costs.
Segment Income
Consumer income decreased by $19 million, or 2%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased by $55 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decline in consumer segment income for both periods was primarily due to customers migrating from legacy services to lower margin strategic services, which caused our segment expenses to increase at a faster pace than segment revenues.
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

•
Legacy services. We face intense competition with respect to our high margin legacy services and continue to see customers migrating away from these services and into lower margin strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas, including the hiring of additional sales employees. We also expect our business segment to benefit indirectly from efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended June 30,		Increase / (Decrease)	%Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$663	615	48	8%
Legacy services	715	744	(29)	(4)%
Data integration	186	166	20	12%
Total revenues	1,564	1,525	39	3%
Segment expenses:
Direct	866	804	62	8%
Allocated	106	108	(2)	(2)%
Total expenses	972	912	60	7%
Segment income	$592	613	(21)	(3)%
Segment margin percentage	38%	40%

	Business Segment
	Six Months Ended June 30,		Increase / (Decrease)	%Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$1,318	1,229	89	7%
Legacy services	1,446	1,497	(51)	(3)%
Data integration	359	304	55	18%
Total revenues	3,123	3,030	93	3%
Segment expenses:
Direct	1,720	1,557	163	10%
Allocated	218	212	6	3%
Total expenses	1,938	1,769	169	10%
Segment income	$1,185	1,261	(76)	(6)%
Segment margin percentage	38%	42%
Segment Revenues
Business segment revenues increased by $39 million, or 3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $93 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in business segment revenues for both periods was primarily due to growth in our strategic services revenues and data integration revenues, which were partially offset by a decline in legacy services revenues. The growth in our strategic services revenues for both periods was primarily due to strong MPLS unit growth, higher Ethernet volume and an increase in broadband rates, which were slightly offset by a decline in private line (including special access) services. The increase in data integration revenues for both periods was primarily due to higher sales of customer premise equipment to governmental and business customers during the period. The decline in legacy services revenues for both periods was attributable to lower volumes of local, long-distance and traditional WAN services.

Segment Expenses
Business expenses increased by $60 million, or 7%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to increases in employee related expenses attributable to higher wages and benefits, customer premise equipment costs resulting from higher governmental and business sales noted above and facility costs driven by MPLS unit growth. Business expenses increased by $169 million, or 10%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in employee related expenses attributable to higher wages, benefits and internal commissions, customer premise equipment costs resulting from higher governmental and business sales noted above, facility costs driven by MPLS unit growth and marketing and advertising expenses.
Segment Income
Business income decreased by $21 million, or 3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased by $76 million, or 6%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease in business segment income for both periods was primarily due to customers migrating from legacy services to lower margin strategic services, which caused our segment expenses to increase at a faster pace than segment revenues.
Wholesale
The operations of our wholesale segment have been impacted by several significant trends, including those described below:

•
Strategic services. Demand for our private line services (including special access) has begun to decline due to our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to negatively impact our wholesale segment, we believe the demand for our fiber-based special access services provided to wireline and wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireline and wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain;

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

The following tables summarize the results of operations from our wholesale segment:

	Wholesale Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$568	571	(3)	(1)%
Legacy services	298	339	(41)	(12)%
Total revenues	866	910	(44)	(5)%
Segment expenses:
Direct	46	50	(4)	(8)%
Allocated	237	251	(14)	(6)%
Total expenses	283	301	(18)	(6)%
Segment income	$583	609	(26)	(4)%
Segment margin percentage	67%	67%

	Wholesale Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$1,138	1,142	(4)	—%
Legacy services	590	674	(84)	(12)%
Total revenues	1,728	1,816	(88)	(5)%
Segment expenses:
Direct	87	80	7	9%
Allocated	472	495	(23)	(5)%
Total expenses	559	575	(16)	(3)%
Segment income	$1,169	1,241	(72)	(6)%
Segment margin percentage	68%	68%
Segment Revenues
Wholesale revenues decreased by $44 million, or 5%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and decreased by $88 million, or 5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decline in legacy services revenues for both periods reflects continuing declines in access and long-distance services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The decline in strategic services revenues for both periods was due to lower private line and special access services revenues, which were substantially offset by an increase in Ethernet revenues from higher volume.
Segment Expenses
Wholesale expenses decreased by $18 million, or 6%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Total direct expenses decreased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to decreases in access and network expenses, partially offset by an increase in amortization of deferred costs for new circuit installations. Allocated expenses for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 decreased primarily due to a reduction in allocated facility costs and employee salaries. Wholesale expenses decreased by $16 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. Total direct expenses increased for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in access expense and amortization of deferred costs for new circuit installations. Allocated expenses for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 decreased primarily due to lower allocated facility costs and employee related expenses.

Segment Income
The decline in segment expenses was more than offset by declines in both strategic and legacy services revenues, which largely contributed to the lower wholesale segment income of $26 million, or 4%, and $72 million, or 6%, for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013.
Hosting
The operations of our hosting segment have been impacted by several significant trends, including those described below:

•
Colocation. Colocation services are designed for customers seeking data center space and power for their server and networking equipment needs. Our data centers provide our customers around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors continue to expand their enterprise colocation operations; however, we believe that our hybrid data centers, which offer multiple products and services (including colocation, managed hosting, cloud and network services) will help differentiate our offerings;

•
Managed hosting. Managed hosting services provide a fully managed solution for customers' IT infrastructure and network needs, and include dedicated and cloud hosting services, computing capacity, consulting and managed security services. In recent years, our competitors, as well as several large diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. We believe that this expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and expect those trends to continue. However, we have remained focused on expanding our managed hosting business, specifically our cloud service offerings, by endeavoring to add differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products;

•
Network services. Network services are comprised of our hosting area network products supporting colocation and managed hosting service offerings. Network services also include managed VPN and bandwidth services. Segment income for these services has been relatively flat due to pricing pressures on VPN and bandwidth services, and a decrease in the volume of our hosting area network services; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas, including the hiring of additional sales employees.

The following tables summarize the results of operations from our hosting segment, which are all categorized as strategic services:

	Hosting Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues	$358	347	11	3%
Segment expenses	264	254	10	4%
Segment income	$94	93	1	1%
Segment margin percentage	26%	27%

	Hosting Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues	$712	681	31	5%
Segment expenses	538	502	36	7%
Segment income	$174	179	(5)	(3)%
Segment margin percentage	24%	26%

Segment Revenues
Hosting revenues increased by $11 million, or 3%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 and increased by $31 million, or 5%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in segment revenues for both periods was primarily due to growth in managed hosting and colocation services, which were slightly offset by a decline in MPLS services. The increase in revenues for both periods was driven by new customer growth and the impact of revenues contributed from recent acquisitions.
Segment Expenses
Hosting expenses increased by $10 million, or 4%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 primarily due to increases in employee related costs, professional fees, network expenses and real estate and power costs, which were partially offset by a decrease in facility costs. Hosting expenses increased by $36 million, or 7%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to increases in employee related costs, professional fees, network expenses, external commissions and real estate and power costs.
Segment Income
Hosting income remained flat for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Hosting income decreased by $5 million, or 3%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to the increase in segment expenses out pacing segment revenue.
Liquidity and Capital Resources
Overview
At June 30, 2014, we held cash and cash equivalents of $181 million and we had $1.2 billion of borrowing capacity available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At June 30, 2014, cash and cash equivalents of $65 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
We and our Board of Directors monitor our use of cash throughout the year, but with enhanced scrutiny early each year in connection with the review of annual budgets. In connection with our budgeting process in early 2014, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by 2015 and the implementation of a new 2014 share repurchase program.
Based on our current capital allocation objectives, during the remaining six months of 2014 we anticipate expending approximately $1.6 billion of cash for capital investment in property, plant and equipment and up to $618 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. We have debt maturities of approximately $600 million, scheduled debt principal payments of $11 million, and scheduled capital lease and other obligation payments of $67 million due during the remainder of 2014. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We may also draw on our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments, repayments of debt, pension contributions, dividends or stock repurchases.
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock, subject to our board's discretion to modify or terminate this practice at any time and for any reason.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total capital expenditures to be approximately $1.6 billion for the remaining six months of 2014.

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
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt (including its $600 million of 7.5% senior notes maturing on October 1, 2014) to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and Qwest Corporation by the credit rating agencies, among other factors.
As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba2	Baa3
Fitch Ratings	BB+	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of our borrowing under the Credit Facility. Moreover, any downgrades of CenturyLink's or Qwest Corporation's senior unsecured debt ratings could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason. In early 2013, our Board of Directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe resulted in a dividend payout rate that is more sustainable over the long-term, and thereby increased our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $309 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.
Stock Repurchase Programs
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. On May 29, 2014, we completed the 2013 stock repurchase program, repurchasing over the course of the program a total of 59.5 million shares on the open market at an average price of $33.63 per share. The repurchased common stock has been retired. For additional information on repurchases made during the three months ended June 30, 2014, see Item 2 of Part II of this report.
In February 2014, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This new 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of the above-described 2013 stock repurchase program. As of June 30, 2014, we had approximately $955 million remaining available for stock repurchases under this 2014 stock repurchase program (including common shares that, as of June 30, 2014, we had agreed to purchase under this program for $6 million in transactions that settled early in the third quarter of 2014). As of August 5, 2014, we had repurchased 2.6 million shares for $97.3 million or an average purchase price of $37.07 per share under this new program. The repurchased common stock has been retired. We expect to continue executing this 2014 share repurchase program in open market transactions, subject to market conditions and other factors. For additional information on repurchases made during the three months ended June 30, 2014, see Item 2 of Part II of this report.

Credit Facilities
We have access to up to $2 billion aggregate principal amount of revolving credit under an amended and restated revolving credit facility that matures in April 2017. The credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are currently guaranteed by three of our wholly-owned subsidiaries, Embarq, QCII and Savvis, Inc., one of QCII's wholly-owned subsidiaries and one of Savvis, Inc.'s wholly-owned subsidiaries. At June 30, 2014, we had $845 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
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
At June 30, 2014, we owed $391 million under a term loan maturing in 2019, that includes covenants substantially the same as those set forth in the Credit Facility.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At June 30, 2014, our outstanding letters of credit totaled $116 million under this facility.
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
Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. Based on current laws and circumstances, we expect to be required to make approximately $62 million in contributions to the plans during the remaining six months of 2014. The amount of required contributions to our plans in 2015 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.
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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$2,509	2,856	(347)
Net cash used in investing activities	(1,419)	(1,312)	107
Net cash used in financing activities	(1,077)	(1,541)	(464)
Net cash provided by operating activities decreased by $347 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a negative variance in net income adjusted for non-cash items and a decrease in the change in other current assets and liabilities, net, which includes a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation. These decreases were substantially offset by positive variances in the changes in retirement benefits and other noncurrent assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above. For additional information about the settlement payment, see Note 8—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report.
Net cash used in investing activities increased by $107 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to less proceeds received from the sale of intangible assets.
Net cash used in financing activities decreased by $464 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 substantially due to a reduction in common stock repurchases.
On April 1, 2014, a subsidiary of Embarq paid at maturity the $30 million principal amount of its 7.46% Notes.
During the six months ended June 30, 2014, we repurchased 14.9 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $478 million, or an average purchase price of $31.99 per share. The repurchased common stock has been retired. For additional information, see "Liquidity and Capital Resources—Stock Repurchase Programs" above.
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

The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2014	From April 1, 2011 through December 31, 2013	Total Since Acquisition
	(Dollars in millions)
Amortized	$24	302	326
Extinguished (1)	—	276	276
Total	$24	578	602
______________________________________________________________________
(1) Extinguished in connection with the payment of Qwest debt securities at maturity.
The remaining premium of $91 million as of June 30, 2014 will reduce interest expense in future periods, unless otherwise extinguished.
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
In July 2014, we entered into a definitive agreement to sell and assign our remaining 700 MHz wireless spectrum licenses for $39 million in cash in the aggregate. The sale is expected to close within one year, subject to regulatory approval and other customary closing conditions. Additionally, in July 2014, we entered into a definitive agreement to sell a building for $14 million, which is expected to close within one year, subject to customary closing conditions.
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
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the six months ended June 30, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2014. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Various developments over the past several years have caused us to continue to lose access lines and to experience increased competitive pressures impacting each of our business segments, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
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
The communications industry is experiencing significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Similarly, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competitiveness of the information technology services industry.
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
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with high-capacity, reliable and secure networks and data hosting centers. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications and information technology company, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, due to the nature of our customers and services, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. Similar to other large telecommunications companies, we are a target of cyber-attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency, scope and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.
Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps) cover certain aspects of cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
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

•
require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel, notify customers of breaches or develop additional protective systems;

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
The telecommunications, video and cable industries have recently experienced, and continue to experience, substantial consolidation, and some of our competitors have combined with other communications providers, resulting in larger competitors that have greater financial and business resources and broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.
If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of June 30, 2014, approximately 38% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
As of June 30, 2014, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we or our predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
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

•
delays or limitations in connection with offering new products or providing current ones arising out of the multiplicity of different legacy systems, networks and processes used by each of the companies;

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
Prior to our acquisition of Embarq, we provided principally voice and internet services to consumers in predominantly rural areas and small to mid-sized cities in 25 states. As a result of our recent acquisitions, we now provide a diversified array of communications services to residential, business, governmental and wholesale customers in a wide range of markets throughout the United States and internationally. While we believe we have adequately adjusted our strategies, management, operating models and organizational structures to address these changes, we cannot assure you that further adjustments will not be required in the future.
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
Through the acquisitions of Qwest and Savvis, we have added a significant number of data center facilities, which are susceptible to regional costs and supply of power and electrical power outages. In addition, our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs. As energy costs increase, we may not always be able to pass on the increased costs of energy to our customers, which could harm our business. Our customers’ demand for power may also exceed the power capacity in older data centers, which may limit our ability to fully utilize these data centers. Moreover, the increasing power demands of today’s servers may cause our demand for power in certain of our data centers to exceed the supply available from third parties. Any one or more of these developments could adversely affect our relationships with our customers and hinder our ability to run our data centers, which could harm our business.

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

Regulation of the telecommunications industry continues to change rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing or refusing to pay amounts owed to us for carrying Voice over Internet Protocol (“VoIP”) traffic, or traffic they claim to be VoIP traffic. Similarly, some carriers are refusing to pay access charges for certain calls between mobile and wireline devices routed through an interexchange carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.
Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“CAF order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business, while creating opportunities for increases in federal Universal Service Fund (“USF”) and retail revenue streams. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, FCC proceedings relating to implementation of the Order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various “network neutrality” proposals. The FCC is also considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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

“Open Internet” regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In the past, the FCC adopted “net neutrality” regulations that provided manageable operating guidelines to ensure an Open Internet. Because the FCC has recently proposed new regulations that could either afford greater flexibility or more regulation, we cannot assure you of the final terms of any such regulations or their impact on us. Moreover, we cannot assure you that Congress will not pass legislation to further address Open Internet issues that could hamper our ability to operate our data networks profitably, that restrict our ability to implement upgrades or network management practices necessary to ensure quality service, or that could otherwise negatively impact our ability to compete effectively.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve allegations of defamation, invasion of privacy or copyright infringement, among other things. If we decide to implement additional measures to reduce our exposure to these risks or if we are required to defend ourselves against these kinds of claims, our financial results could be negatively affected.
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
We continue to carry significant debt. As of June 30, 2014, our consolidated debt was approximately $21 billion. Approximately $4.7 billion of our consolidated debt, excluding capital lease and other obligations, matures over the 36 months following the date of this report, which includes our $845 million of credit facility debt.
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

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt agreements. If we are unable to satisfy the financial covenants contained in those agreements, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” elsewhere in this report for additional information about our indebtedness.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure the applicable debt. Our credit agreement, term loan and the indentures governing our senior notes may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.

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
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. Although we have successfully reduced certain of our operating expenses over the past few years, we may be unable to further reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2013, our Board of Directors authorized the repurchase of up to an aggregate of $2 billion of our outstanding common shares. This repurchase program was completed on May 29, 2014. In February 2014, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common shares, which took effect on May 29, 2014, immediately upon the completion of the above-described 2013 repurchase program. During the three months ended June 30, 2014, we repurchased approximately 4.5 million shares of our outstanding common stock in the open market under our old and new stock repurchase programs. These shares were repurchased for an aggregate market price of $160 million or an average purchase price of $35.10 per share. The common stock repurchased has been retired.
The following table contains information about shares of our previously-issued common stock that were repurchased under our old and new stock repurchase programs:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period
April 2014 (2)	2,168,183	$33.60	2,168,183	$1,041,446,661
May 2014 (3)	1,246,825	35.92	1,246,825	996,666,749
June 2014 (4)	1,130,854	37.06	1,130,854	954,762,073
Total	4,545,862	35.10	4,545,862
______________________________________________________________________

(1)	Aggregates the value of shares available for purchase under the old and new stock repurchase plans.

(2)	The total number of shares purchased in April 2014 are from the 2013 stock repurchase program.

(3)
The total number of shares purchased in May 2014 from the 2013 stock repurchase program were 1,157,261, with an average purchase price of $35.81. The total number of shares purchased in May 2014 from the 2014 stock repurchase program were 89,564, with an average purchase price of $37.22.

(4)	The total number of shares purchased in June 2014 are from the 2014 stock repurchase program.
The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the second quarter of 2014 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2014	51,096	$33.11
May 2014	83,571	37.31
June 2014	19,905	36.91
Total	154,572

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

3.2
Bylaws of CenturyLink, Inc., as amended and restated through May 28, 2014 (incorporated by reference to Exhibit 3.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 2, 2014).

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

4.5	Instruments relating to indebtedness of affiliates of Qwest Communications International, Inc.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2014.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)