Form 10-Q
period 2014-09-30
CENTURYLINK, INC
filed 2014-11-06
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

On October 31, 2014, there were 570,705,291 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,514	4,515	13,593	13,553
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,975	1,918	5,872	5,587
Selling, general and administrative	823	1,047	2,497	2,679
Depreciation and amortization	1,097	1,135	3,297	3,375
Impairment of goodwill	—	1,100	—	1,100
Total operating expenses	3,895	5,200	11,666	12,741
OPERATING INCOME (LOSS)	619	(685)	1,927	812
OTHER INCOME (EXPENSE)
Interest expense	(325)	(329)	(981)	(970)
Other income, net	5	9	7	52
Total other income (expense)	(320)	(320)	(974)	(918)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	299	(1,005)	953	(106)
Income tax expense	111	40	369	372
NET INCOME (LOSS)	$188	(1,045)	584	(478)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.33	(1.76)	1.03	(0.79)
DILUTED	$0.33	(1.76)	1.02	(0.79)
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.62	1.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	565,965	594,587	569,472	606,104
DILUTED	567,432	594,587	570,640	606,104
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
NET INCOME (LOSS)	$188	(1,045)	584	(478)
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(2), $(8), $(6) and $(25) tax	3	13	9	40
Change in net prior service credit, net of $(2), $—, $(7) and $(1) tax	3	1	11	2
Foreign currency translation adjustment and other, net of $—, $—, $— and $— tax	(16)	13	(7)	(1)
Other comprehensive (loss) income	(10)	27	13	41
COMPREHENSIVE INCOME (LOSS)	$178	(1,018)	597	(437)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2014	December 31, 2013
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$734	168
Accounts receivable, less allowance of $155 and $155	1,978	1,977
Deferred income taxes, net	715	1,165
Other	591	597
Total current assets	4,018	3,907
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	35,970	34,307
Accumulated depreciation	(17,647)	(15,661)
Net property, plant and equipment	18,323	18,646
GOODWILL AND OTHER ASSETS
Goodwill	20,664	20,674
Customer relationships, less accumulated amortization of $4,430 and $3,641	5,146	5,935
Other intangible assets, less accumulated amortization of $1,632 and $1,401	1,664	1,802
Other	831	823
Total goodwill and other assets	28,305	29,234
TOTAL ASSETS	$50,646	51,787
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,169	785
Accounts payable	1,069	1,111
Accrued expenses and other liabilities
Salaries and benefits	699	650
Income and other taxes	372	339
Interest	330	273
Other	224	514
Advance billings and customer deposits	714	737
Total current liabilities	4,577	4,409
LONG-TERM DEBT	19,982	20,181
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,629	4,753
Benefit plan obligations, net	3,761	4,049
Other	1,252	1,204
Total deferred credits and other liabilities	9,642	10,006
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 570,678 and 583,637 shares	571	584
Additional paid-in capital	16,532	17,343
Accumulated other comprehensive loss	(789)	(802)
Retained earnings	131	66
Total stockholders' equity	16,445	17,191
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,646	51,787
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$584	(478)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,297	3,375
Impairment of goodwill	—	1,100
Impairment of assets	32	—
Deferred income taxes	301	349
Provision for uncollectible accounts	110	111
Gain on sale of intangible assets	—	(32)
Net long-term debt premium amortization	(30)	(45)
Changes in current assets and current liabilities:
Accounts receivable	(111)	(105)
Accounts payable	(21)	—
Accrued income and other taxes	38	30
Other current assets and liabilities, net	(130)	303
Retirement benefits	(255)	(288)
Changes in other noncurrent assets and liabilities, net	66	61
Other, net	56	27
Net cash provided by operating activities	3,937	4,408
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,113)	(2,211)
Proceeds from sale of intangible assets or property	—	75
Other, net	—	19
Net cash used in investing activities	(2,113)	(2,117)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	483	1,740
Payments of long-term debt	(162)	(1,169)
Net payments on credit facility	(140)	(620)
Dividends paid	(924)	(986)
Net proceeds from issuance of common stock	45	54
Repurchase of common stock	(558)	(1,252)
Other, net	(2)	(3)
Net cash used in financing activities	(1,258)	(2,236)
Net increase in cash and cash equivalents	566	55
Cash and cash equivalents at beginning of period	168	211
Cash and cash equivalents at end of period	$734	266
Supplemental cash flow information:
Income taxes (paid), net	$(21)	(45)
Interest (paid) (net of capitalized interest of $34 and $30)	$(934)	(915)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$584	626
Issuance of common stock through dividend reinvestment, incentive and benefit plans	4	2
Repurchase of common stock	(17)	(35)
Balance at end of period	571	593
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	17,343	19,079
Issuance of common stock through dividend reinvestment, incentive and benefit plans	43	50
Repurchase of common stock	(497)	(1,219)
Shares withheld to satisfy tax withholdings	(15)	(16)
Share-based compensation and other, net	63	60
Dividends declared	(405)	—
Balance at end of period	16,532	17,954
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(802)	(1,701)
Other comprehensive income	13	41
Balance at end of period	(789)	(1,660)
RETAINED EARNINGS
Balance at beginning of period	66	1,285
Net income (loss)	584	(478)
Dividends declared	(519)	(980)
Balance at end of period	131	(173)
TOTAL STOCKHOLDERS' EQUITY	$16,445	16,714
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
In the second quarter of 2014, we recorded an impairment charge of $16 million in connection with negotiating a sale-leaseback transaction involving an office building. This impairment charge is included in selling, general and administrative expense in our consolidated statements of operations for the nine months ended September 30, 2014. In October 2014, we entered into an agreement to sell the above noted office building and no additional impairment charge is expected to be recorded upon completion of the sale, which is expected to close in the fourth quarter of 2014.
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
We pay dividends out of retained earnings to the extent we have retained earnings on the date the dividend is declared. If the dividend is in excess of our retained earnings on the declaration date, then the excess is drawn from our additional paid-in capital.
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment expense reporting. See Note 7—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income for any period.
Change in Estimates
As a result of our annual reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment, effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $19 million and $58 million for the three and nine months ended September 30, 2014, respectively, and are expected to result in a net increase in depreciation expense of approximately $78 million for the year ending December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $12 million, or $0.02 per basic and diluted common share, and $36 million, or $0.06 per basic and diluted common share, for the three and nine months ended September 30, 2014, respectively, and is expected to reduce consolidated net income by approximately $48 million, or $0.08 per basic and diluted common share, for the year ending December 31, 2014.

During the fourth quarter 2013, we changed the estimates of the remaining economic lives of certain intangible assets, specifically, the Savvis trade name, which is no longer being utilized and certain Savvis cloud software, which has been replaced by cloud software acquired through our more recent acquisitions. These changes resulted in a net increase in amortization expense of approximately $23 million for the nine months ended September 30, 2014. This net increase in amortization expense, net of tax, reduced consolidated net income by approximately $14 million, or $0.02 per basic and diluted common share for the nine months ended September 30, 2014. As of September 30, 2014, the Savvis trade name and the Savvis cloud software have been fully amortized.
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
We are studying the new standard and are in the early stages of assessing the impact the new standard will have on us and our consolidated financial statements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

(2) Long-Term Debt and Credit Facilities
As of the dates indicated below, our long-term debt, including unamortized discounts and premiums, was as follows:

	Interest Rates	Maturities	September 30, 2014	December 31, 2013
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,825	7,825
Credit facility (1)	2.160% - 4.250%	2017	585	725
Term loan	2.410%	2019	385	402
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2014 - 2054	7,911	7,411
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	262
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	521	619
Unamortized discounts, net			(108)	(78)
Total long-term debt			21,151	20,966
Less current maturities			(1,169)	(785)
Long-term debt, excluding current maturities			$19,982	20,181
______________________________________________________________________

(1)
The outstanding amounts of our credit facility ("Credit Facility") borrowings at September 30, 2014 and December 31, 2013 were $585 million and $725 million, respectively, with weighted average interest rates of 2.160% and 2.176%, respectively. These amounts change on a regular basis.

New Issuances
On September 29, 2014, QC issued $500 million aggregate principal amount of 6.875% Notes due 2054, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $483 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, on or after October 1, 2019, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
On April 1, 2014, a subsidiary of Embarq Corporation ("Embarq") paid at maturity the $30 million principal amount of its 7.46% first mortgage bonds.
Covenants
As of September 30, 2014, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
Subsequent Event
On October 1, 2014, QC paid at maturity the $600 million principal amount of its 7.50% Notes.
(3) Severance and Leased Real Estate
Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives and reduced workload demands due to the loss of customers purchasing certain legacy services.

We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. As noted in Note 7—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At September 30, 2014, the current and noncurrent portions of our leased real estate accrual were $15 million and $85 million, respectively. The remaining lease terms range from 0.3 to 11.2 years, with a weighted average of 8.5 years.
Changes in our accrued liabilities for severance expenses and leased real estate during the first nine months of 2014 were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2013	$17	113
Accrued to expense	65	1
Payments, net	(63)	(12)
Reversals and adjustments	—	(2)
Balance at September 30, 2014	$19	100
(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost	$19	22	58	70
Interest cost	151	137	453	407
Expected return on plan assets	(223)	(224)	(669)	(672)
Recognition of prior service cost	1	1	5	4
Recognition of actuarial loss	5	20	15	61
Net periodic pension benefit income	$(47)	(44)	(138)	(130)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Service cost	$5	6	16	18
Interest cost	40	35	119	105
Expected return on plan assets	(8)	(10)	(24)	(30)
Recognition of prior service cost	4	—	13	—
Recognition of actuarial loss	—	1	—	3
Net periodic post-retirement benefit expense	$41	32	124	96

We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses on our consolidated statements of operations.
(5) Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2014 and 2013 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$188	(1,045)	584	(478)
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income (loss) applicable to common stock for computing basic earnings (loss) per common share	188	(1,045)	584	(478)
Net income (loss) as adjusted for purposes of computing diluted earnings (loss) per common share	$188	(1,045)	584	(478)
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	570,545	598,350	573,661	609,542
Non-vested restricted stock	(4,580)	(3,763)	(4,189)	(3,438)
Weighted average shares outstanding for computing basic earnings (loss) per common share	565,965	594,587	569,472	606,104
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	—	10	—
Shares issuable under incentive compensation plans	1,457	—	1,158	—
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	567,432	594,587	570,640	606,104
Basic earnings (loss) per common share	$0.33	(1.76)	1.03	(0.79)
Diluted earnings (loss) per common share	$0.33	(1.76)	1.02	(0.79)
Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 2.1 million and 2.7 million for the three months ended September 30, 2014 and 2013, respectively and 2.5 million for both the nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2013, due to the net loss position, we excluded from the calculation of diluted loss per share 1.16 million and 1.37 million shares, respectively, which were potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values as of the dates indicated below:

		September 30, 2014		December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$20,630	21,673	20,347	20,413
(7) Segment Information
Segment Data
We currently report the following four segments in our consolidated financial statements: consumer, business, wholesale and hosting. Each of the segments is described further below:

•
Consumer. Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our PrismTM TV services. Our legacy services offered to these customers include local and long-distance services.

•
Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and governmental customers. Our strategic products and services offered to these customers include our private line, broadband, Ethernet, MPLS, data integration, Voice over Internet Protocol ("VoIP") and network management services. Our legacy services offered to these customers include local and long-distance services.

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include resale of our local access services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection services, pole and floor space rentals, public access services and database services.

•	Hosting. Consists primarily of providing colocation, managed hosting and cloud hosting services to commercial, enterprise, global, governmental and wholesale customers.

Our segment results are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Total segment revenues	$4,264	4,267	12,836	12,799
Total segment expenses	2,161	2,089	6,378	6,056
Total segment income	$2,103	2,178	6,458	6,743
Total margin percentage	49%	51%	50%	53%
Consumer:
Revenues	$1,491	1,503	4,500	4,508
Expenses	611	605	1,793	1,728
Income	$880	898	2,707	2,780
Margin percentage	59%	60%	60%	62%
Business:
Revenues	$1,569	1,544	4,692	4,574
Expenses	997	932	2,935	2,701
Income	$572	612	1,757	1,873
Margin percentage	36%	40%	37%	41%
Wholesale:
Revenues	$843	878	2,571	2,694
Expenses	285	293	844	868
Income	$558	585	1,727	1,826
Margin percentage	66%	67%	67%	68%
Hosting:
Revenues	$361	342	1,073	1,023
Expenses	268	259	806	759
Income	$93	83	267	264
Margin percentage	26%	24%	25%	26%
Effective November 1, 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. The change in our organizational structure will likely result in some modifications of our segment reporting, which we expect to finalize in the fourth quarter of 2014 and report in our consolidated financial statements for the year ending December 31, 2014.
Recent Changes in Segment Reporting
During the first quarter of 2014, we adopted several changes with respect to the assignment of certain expenses to our segments. We have restated our previously reported segment results for the three and nine months ended September 30, 2013, to conform to the current presentation. The nature of the most significant changes and the related effect on segment expenses for the three and nine months ended September 30, 2013, are as follows:

•
The method for allocating certain shared costs of consumer sales and care, including bad debt expense and credit card fees, was revised, which resulted in an increase in consumer segment expenses of $25 million and $67 million with a corresponding decrease in business segment expenses for the three and nine months ended September 30, 2013, respectively; and

•
Hosting segment expenses have been conformed to the reporting of our other segments’ expenses. Specifically, the progress of our integration efforts and centralization of certain administrative functions enabled us to discontinue including certain finance, information technology, legal and human resources expenses in the hosting segment, which resulted in a decrease of $16 million and $55 million in hosting segment expenses for the three and nine months ended September 30, 2013, respectively.

Product and Service Categories
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

•	Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Strategic services	$2,310	2,212	6,889	6,562
Legacy services	1,769	1,892	5,401	5,767
Data integration	185	163	546	470
Other	250	248	757	754
Total operating revenues	$4,514	4,515	13,593	13,553
During 2013, operating revenues attributable to portions of certain bundled services were revised from legacy services to strategic services. Specifically, the revision resulted in a reduction of legacy services revenues of $32 million and $96 million and a corresponding increase in strategic services revenues for the three and nine months ended September 30, 2013, respectively. The revision was in response to over-allocating a percentage of the discounts to broadband services revenues and under-allocating a percentage of the discounts to local and long-distance services revenues under bundled services arrangements, which resulted in strategic services revenues being understated and legacy services revenues being overstated.
During 2013, operating revenues attributable to certain Competitive Local Exchange Carrier ("CLEC") retail services were revised from strategic services to legacy services. Specifically, the revision resulted in a reduction of strategic services revenues of $10 million and $29 million and a corresponding increase in legacy services revenues for the three and nine months ended September 30, 2013, respectively. The revision was in response to recording certain legacy services revenues generated through CLEC services arrangements as strategic services revenues, which resulted in strategic services revenues being overstated and legacy services revenues being understated.
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
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $128 million and $119 million for the three months ended September 30, 2014 and 2013, respectively, and approximately $395 million and $368 million for the nine months ended September 30, 2014 and 2013, respectively. Those USF surcharges, where we record revenue, are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. We assign each of our customers to a single segment and report all of the revenues we derive from that customer to that segment, with the exception of hosting revenue generated from business and wholesale customers, which is currently reported as hosting segment revenues. We report our segment expenses for our four segments as follows:

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
The following table reconciles segment income to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Total segment income	$2,103	2,178	6,458	6,743
Other operating revenues	250	248	757	754
Depreciation and amortization	(1,097)	(1,135)	(3,297)	(3,375)
Impairment of goodwill	—	(1,100)	—	(1,100)
Other unassigned operating expenses	(637)	(876)	(1,991)	(2,210)
Other income (expense)	(320)	(320)	(974)	(918)
Income tax expense	(111)	(40)	(369)	(372)
Net income (loss)	$188	(1,045)	584	(478)
`
We do not have any single customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
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

Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. On July 16, 2013, the Fulghum court granted plaintiffs' request to seek interlocutory review by the United States Court of Appeals for the Tenth Circuit. Embarq and the other defendants are defending the appeal, continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.
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
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. In October 2014, the state court granted summary judgment in Qwest's favor. An appeal is possible. We have not accrued a liability for this matter because we do not believe that liability is probable.
On September 13, 2006, Cargill Financial Markets, Plc ("Cargill") and Citibank, N.A. ("Citibank") filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, Koninklijke KPN N.V., KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest N.V. ("KPNQwest"), some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $278 million based on the exchange rate on September 30, 2014). The value of this claim will be reduced to the degree plaintiffs receive recovery from a distribution of assets from the bankruptcy estate of KPNQwest. The extent of such expected recovery is not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank are appealing that decision. We do not believe that liability is probable in this matter.
The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to the Cargill matter described above, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with that matter.

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 30 states. The settlement administration process, including claim submission and evaluation, is continuing in relation to a number of these settlements. The parties have not yet received final approval in one state (Texas), and have not yet received either preliminary or final approval in two states where an action is pending (Massachusetts and New Mexico) and one state where an action was at one time, but is not currently, pending (Arizona). We have accrued an amount that we believe is probable for resolving these matters; however, the amount is not material to our consolidated financial statements.
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
We are aware of disputes and litigation within the industry, including litigation against us, regarding the proper charges to be applied between interexchange and local exchange carriers for certain calls between mobile and wireline devices that are routed through an interexchange carrier. Some carriers are refusing to pay these access charges and some are seeking refunds of past charges paid. As both an interexchange carrier and a local exchange carrier, we both pay and assess substantial amounts of the charges in question. The outcome of these disputes and litigation are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.

(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets as of the dates indicated below:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Prepaid expenses	$260	266
Materials, supplies and inventory	134	167
Assets held for sale	54	26
Deferred activation and installation charges	105	94
Other	38	44
Total other current assets	$591	597
Assets held for sale includes several properties that we expect to sell within the next twelve months. During the second quarter of 2014, we began discussions to sell our remaining 700 MHz A-Block wireless spectrum licenses, which we purchased in 2008 but never placed into service. As a result of changes in market conditions and prevailing spectrum prices, we recorded a second quarter 2014 impairment charge of $14 million, which is included in other income, net in our consolidated statements of operations for the nine months ended September 30, 2014. During the second quarter of 2014, we reclassified the remaining $39 million of wireless spectrum assets from other intangible assets to assets held for sale, as we anticipate completing the sale of such assets within one year. We evaluated spectrum prices using market conditions to determine a Level 3 estimate of the fair value of the wireless spectrum licenses. In July 2014, we entered into a definitive agreement to sell and assign our remaining 700 MHz A-Block wireless spectrum licenses for $39 million in cash in the aggregate. The sale closed on November 3, 2014, and we received $39 million in cash in the aggregate.
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as of the dates indicated below:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Accounts payable	$1,069	1,111
Other current liabilities:
Accrued rent	$33	52
Legal reserves	18	273
Other	173	189
Total other current liabilities	$224	514
Included in accounts payable at September 30, 2014 and December 31, 2013, were $77 million and $88 million, respectively, representing book overdrafts and $120 million and $140 million, respectively, associated with capital expenditures. Included in legal reserves at December 31, 2013, was $235 million related to the then tentative settlement agreement with the trustees in the KPNQwest Dutch bankruptcy proceeding. In February 2014, we paid approximately €171 million (or approximately $235 million) to settle this proceeding.
(10) Repurchase of CenturyLink Common Stock
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. On May 29, 2014, we completed the 2013 stock repurchase program, repurchasing over the course of the program a total of 59.5 million shares in the open market at an average purchase price of $33.63 per share. Of those aggregate amounts, we repurchased 13.7 million shares in the open market during the first half of 2014 for an aggregate market price of $433 million, or an average purchase price of $31.54 per share. All shares of common stock repurchased under our 2013 program have been retired.

In February 2014, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This new program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the nine months ended September 30, 2014, we repurchased 2.9 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of $109 million, or an average purchase price of $37.29 per share. The repurchased common stock has been retired. As of September 30, 2014, we had approximately $891 million remaining available for stock repurchases under the 2014 stock repurchase program.
(11) Accumulated Other Comprehensive Loss
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2014:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2014	$(661)	(116)	(2)	(779)
Other comprehensive income before reclassifications	—	—	(16)	(16)
Amounts reclassified from accumulated other comprehensive income	4	2	—	6
Net current-period other comprehensive income	4	2	(16)	(10)
Balance at September 30, 2014	$(657)	(114)	(18)	(789)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
Other comprehensive income before reclassifications	—	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	12	8	—	20
Net current-period other comprehensive income (loss)	12	8	(7)	13
Balance at September 30, 2014	$(657)	(114)	(18)	(789)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2014:

Three Months Ended September 30, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(5)	See Note 4-Employee Benefits
Prior service cost	(5)	See Note 4-Employee Benefits
Total before tax	(10)
Income tax expense	4	Income tax expense
Net of tax	$(6)

Nine Months Ended September 30, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(15)	See Note 4-Employee Benefits
Prior service cost	(18)	See Note 4-Employee Benefits
Total before tax	(33)
Income tax expense	13	Income tax expense
Net of tax	$(20)

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2013:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2013	$(1,372)	(288)	(27)	(1,687)
Other comprehensive income before reclassifications	—	—	13	13
Amounts reclassified from accumulated other comprehensive income	13	1	—	14
Net current-period other comprehensive income	13	1	13	27
Balance at September 30, 2013	$(1,359)	(287)	(14)	(1,660)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2012	$(1,399)	(289)	(13)	(1,701)
Other comprehensive income before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	40	2	—	42
Net current-period other comprehensive income (loss)	40	2	(1)	41
Balance at September 30, 2013	$(1,359)	(287)	(14)	(1,660)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2013:

Three Months Ended September 30, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(21)	See Note 4-Employee Benefits
Prior service cost	(1)	See Note 4-Employee Benefits
Total before tax	(22)
Income tax expense	8	Income tax expense
Net of tax	$(14)

Nine Months Ended September 30, 2013	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(64)	See Note 4-Employee Benefits
Prior service cost	(4)	See Note 4-Employee Benefits
Total before tax	(68)
Income tax expense	26	Income tax expense
Net of tax	$(42)

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
At September 30, 2014, we operated 12.5 million access lines in 37 states, served approximately 6.1 million broadband subscribers, and operated 58 data centers throughout North America, Europe and Asia. Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network and broadband subscribers are customers who purchase high-speed internet connection services through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting access lines, subscriber lines and data centers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
We currently report the following four segments in our consolidated financial statements:

•
Consumer. Consists generally of providing strategic and legacy products and services to residential consumers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance services.

•
Business. Consists generally of providing strategic and legacy products and services to commercial, enterprise, global and governmental customers. Our strategic products and services offered to these customers include our private line, broadband, Ethernet, MPLS, data integration, Voice over Internet Protocol ("VoIP") and network management services. Our legacy services offered to these customers include local and long-distance services.

•
Wholesale. Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access), dedicated internet access, digital subscriber line ("DSL") and MPLS. Our legacy services offered to these customers include the resale of our local access services, the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services and other services, including billing and collection services, pole and floor space rentals, public access services and database services.

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
Effective November 1, 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. The change in our organizational structure will likely result in some modification of our segment reporting, which we expect to finalize in the fourth quarter of 2014 and report in our consolidated financial statements for the year ending December 31, 2014.
Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions except per share amounts)
Operating revenues	$4,514	4,515	13,593	13,553
Operating expenses	3,895	5,200	11,666	12,741
Operating income (loss)	619	(685)	1,927	812
Other income (expense)	(320)	(320)	(974)	(918)
Income tax expense	111	40	369	372
Net income (loss)	$188	(1,045)	584	(478)
Basic earnings (loss) per common share	$0.33	(1.76)	1.03	(0.79)
Diluted earnings (loss) per common share	$0.33	(1.76)	1.02	(0.79)
The following table summarizes our broadband subscribers, access lines, data centers and number of employees as of September 30, 2014 and 2013:

	As of September 30,		Increase / (Decrease)	% Change
	2014	2013
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total broadband subscribers (1)	6,063	5,942	121	2.0%
Total access lines (1)	12,537	13,150	(613)	(4.7)%
Total data centers (2)	58	55	3	5.5%
Total employees	45.1	46.7	(1.6)	(3.4)%
______________________________________________________________________

(1)
Broadband subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our broadband subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

(2)	Data centers are located throughout North America, Europe and Asia.

During the last several years, we have experienced revenue decline (excluding the impact of acquisitions) primarily due to declines in access lines, access rates and minutes of use. To mitigate these declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•
provide a wide array of diverse services, including additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

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

•	Other revenues, which consists primarily of USF revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
The following tables summarize the amount of our operating revenues recorded under our four revenue categories:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$2,310	2,212	98	4%
Legacy services	1,769	1,892	(123)	(7)%
Data integration	185	163	22	13%
Other	250	248	2	1%
Total operating revenues	$4,514	4,515	(1)	—%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$6,889	6,562	327	5%
Legacy services	5,401	5,767	(366)	(6)%
Data integration	546	470	76	16%
Other	757	754	3	—%
Total operating revenues	$13,593	13,553	40	—%

Our total operating revenues decreased by $1 million, or less than 1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to the continued decline in our legacy services revenues, which were substantially offset by the increases in strategic services revenues and data integration. Our total operating revenues increased by $40 million, or less than 1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to strong growth in both strategic services revenues and data integration, which were partially offset by a decline in legacy services revenues. The growth in our strategic services revenues is primarily due to increases in broadband, Ethernet, MPLS, facilities-based video, managed hosting and colocation services, which were slightly offset by declines in private line (including special access) services. The increase in data integration revenues, which are typically more volatile than several of our other sources of revenue, is primarily due to higher sales of customer premise equipment to governmental and business customers during the periods noted above. The decrease in legacy services revenues is attributable to declining local, long-distance and access services which reflect the continuing loss of access lines and loss of associated access revenues. At September 30, 2014, we had approximately 12.5 million access lines, or approximately 4.7% less than the number of access lines we operated at September 30, 2013. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including internet and wireless communication services. We estimate that the rate of our access lines losses will be between 4.4% and 5.0% over the full year of 2014. Other operating revenues increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to higher revenues related to an increased universal service fund contribution factor, which were substantially offset by lower revenues from intrastate universal service funds.
During 2013, operating revenues attributable to certain bundled and Competitive Local Exchange Carrier ("CLEC") retail services were revised, which resulted in a net increase to strategic service revenues of $22 million and $67 million, and a corresponding net reduction to legacy services revenues of $22 million and $67 million for the three and nine months ended September 30, 2013, respectively. For additional information on the revisions to certain bundled and CLEC services, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
Total operating expenses decreased by $1.3 billion, or 25%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and operating expenses decreased by $1.1 billion, or 8%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
The following tables summarize our operating expenses:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,975	1,918	57	3%
Selling, general and administrative	823	1,047	(224)	(21)%
Depreciation and amortization	1,097	1,135	(38)	(3)%
Impairment of goodwill	—	1,100	(1,100)	(100)%
Total operating expenses	$3,895	5,200	(1,305)	(25)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,872	5,587	285	5%
Selling, general and administrative	2,497	2,679	(182)	(7)%
Depreciation and amortization	3,297	3,375	(78)	(2)%
Impairment of goodwill	—	1,100	(1,100)	(100)%
Total operating expenses	$11,666	12,741	(1,075)	(8)%

Cost of services and products (exclusive of depreciation and amortization) increased by $57 million, or 3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to increases in customer premise equipment installation expenses related to the increase in data integration revenues, facility and network costs and Prism TV programming expenses. Cost of services and products (exclusive of depreciation and amortization) increased by $285 million, or 5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in employee-related costs, customer premise equipment installation expenses related to the increase in data integration revenues, facility and network costs, real estate and power costs and Prism TV programming expenses.
Selling, general and administrative expenses decreased by $224 million, or 21%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to a decrease in legal costs associated with the establishment of a legal reserve of $233 million during the third quarter of 2013 in connection with settling a litigation matter. The decrease was partially offset by an increase in employee-related costs (including severance costs). Selling, general and administrative expenses decreased by $182 million, or 7%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to the above-mentioned $233 million decrease in legal reserves from the prior year's litigation settlement. The decrease was partially offset by increases in employee-related costs (including severance costs), marketing and advertising expenses and impairment charges related to office buildings currently being marketed and classified as assets held for sale.
Depreciation and amortization expenses decreased by $38 million, or 3%, and by $78 million, or 2%, for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.
Depreciation expense was $736 million for the three months ended September 30, 2014 as compared to $747 million for the three months ended September 30, 2013. Depreciation expense was $2.2 billion for both the nine months ended September 30, 2014 and 2013. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. The 2014 depreciation expense related to our plant placed in service prior to 2014 is expected to be lower than the 2013 depreciation expense due to our plant aging and becoming fully depreciated or retired. This decrease is expected to be partially offset by new plant additions in 2014 and changes in the estimated lives of certain property, plant and equipment. During January 2014, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment which we expect to result in increased 2014 annual depreciation expense. Additionally, we recently developed a plan to migrate customers from one of our networks to another between the fourth quarter of 2014 and the fourth quarter of 2015. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. These changes will result in an increase in depreciation expense of approximately $12 million for the three months ending December 31, 2014 and approximately $48 million for 2015. We further expect depreciation expense will increase in the fourth quarter of 2014 compared to the third quarter of 2014 due to the timing of net additions of plant during 2014 and the additional depreciation related to anticipated changes in estimates to be implemented during the fourth quarter of 2014. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Amortization expense decreased by $27 million from $388 million in the three months ended September 30, 2013 to $361 million in the three months ended September 30, 2014 and decreased by $67 million from approximately $1.2 billion in the nine months ended September 30, 2013 to approximately $1.1 billion in the nine months ended September 30, 2014 primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets acquired in connection with the acquisitions of Embarq in 2009 and Qwest in 2011. These quarterly declines are expected to continue. Amortization of our software investments declined due to software becoming fully amortized faster than new software is acquired, which was partially offset by a change in the estimate of the remaining economic lives of the Savvis trade name and certain cloud software. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Goodwill Impairment
As of September 30, 2013, we tested our reporting units, which were our four current operating segments (consumer, business, wholesale and hosting), for goodwill impairment. As explained in greater detail in Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2013, we concluded that our goodwill for the hosting segment was impaired as of September 30, 2013, and we recorded, during the third quarter of 2013, our best estimate of a non-cash, non-tax deductible goodwill impairment charge of $1.1 billion for goodwill attributable to our hosting segment. Upon the completion of our analysis during the following quarter, we reduced the charge to $1.092 billion as we recorded goodwill at its implied fair value.

During the fourth quarter of 2013, we elected to change the date or our annual assessment of goodwill impairment from September 30 to October 31, commencing October 31, 2014. Management believes this change more closely aligns the new assessment date with our strategic planning process. On October 31, 2014, we began our annual goodwill impairment assessment on our four current operating segments. As of this report date, we have not completed our goodwill impairment assessment and are unable to conclude whether or not the goodwill assigned to our operating segments is impaired. You should be aware that, as of the date of our prior quantitative assessment (September 30, 2013), the estimated fair value of our consumer segment equity exceeded its carrying value of equity by only 8%, and, after recording an impairment charge to the hosting segment, the estimated fair value of its equity equaled the carrying value of its equity. Please see the above-referenced Note 3 for additional information. We will finalize our assessment in the fourth quarter of 2014.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following tables summarize our total other income (expense) and income tax expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(325)	(329)	(4)	(1)%
Other income, net	5	9	(4)	(44)%
Total other income (expense)	$(320)	(320)	—	—%
Income tax expense	$111	40	71	178%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(981)	(970)	11	1%
Other income, net	7	52	(45)	(87)%
Total other income (expense)	$(974)	(918)	56	6%
Income tax expense	$369	372	(3)	(1)%
Interest Expense
Interest expense decreased by $4 million, or 1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to a reversal of an interest expense reserve as a result of a settlement of an operating tax liability. Interest expense increased by $11 million, or 1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a higher average outstanding debt balance in 2014 and a reduction in the amortization of debt premiums, which were partially offset by a slightly lower weighted average interest rate, the reversal of certain tax interest reserves and increased capitalized interest.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net decreased by $4 million, or 44%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to greater losses on foreign currency transactions in the current period as compared to the same 2013 period. Other income, net decreased by $45 million, or 87%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a second quarter of 2014 impairment charge of $14 million recorded in connection with the pending sale of our 700 MHz A-Block wireless spectrum licenses and a $32 million gain on the sale of wireless spectrum in the first quarter of 2013. The sale of our 700 MHz A-Block wireless spectrum licenses closed on November 3, 2014, and we received $39 million in cash in the aggregate.

Income Tax Expense
For the three months ended September 30, 2014 and 2013, our effective income tax rate was 37.1% and (4.0)%, respectively, and for the nine months ended September 30, 2014 and 2013, our effective income tax rate was 38.7% and (350.9)%, respectively. The effective tax rate for the three months ended September 30, 2014, includes a year-to-date adjustment related to our forecast of taxes on foreign income and the effects of discontinuance of the Employee Stock Purchase Plan. The effective tax rate for the nine months ended September 30, 2014, reflects the absence of tax benefits from the impairment of our 700 MHz A-Block wireless spectrum licenses, because we are not likely to generate income of a character required to realize a tax benefit from the loss on ultimate disposition. The effective tax rates for the three and nine months ended September 30, 2013, reflects the net impact of the $1.1 billion non-deductible goodwill impairment recorded in the third quarter of 2013, a favorable settlement with the Internal Revenue Service of $33 million recorded in the second quarter of 2013 and an unfavorable accounting adjustment for nondeductible life insurance costs recorded in the first quarter of 2013.
Segment Results
General
Our segment results are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in millions)
Total segment revenues	$4,264	4,267	12,836	12,799
Total segment expenses	2,161	2,089	6,378	6,056
Total segment income	$2,103	2,178	6,458	6,743
Total margin percentage	49%	51%	50%	53%
Consumer:
Revenues	$1,491	1,503	4,500	4,508
Expenses	611	605	1,793	1,728
Income	$880	898	2,707	2,780
Margin percentage	59%	60%	60%	62%
Business:
Revenues	$1,569	1,544	4,692	4,574
Expenses	997	932	2,935	2,701
Income	$572	612	1,757	1,873
Margin percentage	36%	40%	37%	41%
Wholesale:
Revenues	$843	878	2,571	2,694
Expenses	285	293	844	868
Income	$558	585	1,727	1,826
Margin percentage	66%	67%	67%	68%
Hosting:
Revenues	$361	342	1,073	1,023
Expenses	268	259	806	759
Income	$93	83	267	264
Margin percentage	26%	24%	25%	26%
During the first quarter of 2014, we adopted several changes with respect to the assignment of certain expenses to our segments. We have restated the previously reported segment results for the three and nine months ended September 30, 2013 to conform to the current presentation. For additional information on these changes, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

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
Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher broadband speed than ours or expanding their advanced wireless data service offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain and the video business is growing increasingly competitive. We believe these efforts to expand our strategic products will improve our ability to compete and increase our strategic revenues;

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

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$712	669	43	6%
Legacy services	778	833	(55)	(7)%
Data integration	1	1	—	—%
Total revenues	1,491	1,503	(12)	(1)%
Segment expenses:
Direct	486	481	5	1%
Allocated	125	124	1	1%
Total expenses	611	605	6	1%
Segment income	$880	898	(18)	(2)%
Segment margin percentage	59%	60%

	Consumer Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$2,123	1,967	156	8%
Legacy services	2,374	2,537	(163)	(6)%
Data integration	3	4	(1)	(25)%
Total revenues	4,500	4,508	(8)	—%
Segment expenses:
Direct	1,430	1,375	55	4%
Allocated	363	353	10	3%
Total expenses	1,793	1,728	65	4%
Segment income	$2,707	2,780	(73)	(3)%
Segment margin percentage	60%	62%
Segment Revenues
Consumer revenues decreased by $12 million, or 1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $8 million, or less than 1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in strategic services revenues for both periods was due primarily to increases in the number of our facilities-based video customers and increases in the number of broadband subscribers, as well as from price increases on various services. The decline in legacy services revenues for both periods was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the competitive and technological changes described above.
Segment Expenses
Consumer expenses increased by $6 million, or 1%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to an increase in programming expenses for Prism TV content resulting from subscriber growth in our Prism TV markets, which were partially offset by decreases in employee-related costs. Consumer expenses increased by $65 million, or 4%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in marketing and advertising expenses, Prism TV content resulting from subscriber growth in our Prism TV markets and the number of modems shipped for Prism customer premise equipment, which were partially offset by reductions in employee-related costs.

Segment Income
Consumer income decreased by $18 million, or 2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $73 million, or 3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decline in consumer segment income for both periods was primarily due to customers migrating from legacy services to lower margin strategic services, which caused our segment expenses to increase at a faster pace than segment revenues.
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

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas, including the hiring of additional sales employees. We also expect our business segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended September 30,		Increase / (Decrease)	%Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$677	638	39	6%
Legacy services	708	744	(36)	(5)%
Data integration	184	162	22	14%
Total revenues	1,569	1,544	25	2%
Segment expenses:
Direct	885	816	69	8%
Allocated	112	116	(4)	(3)%
Total expenses	997	932	65	7%
Segment income	$572	612	(40)	(7)%
Segment margin percentage	36%	40%

	Business Segment
	Nine Months Ended September 30,		Increase / (Decrease)	%Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$1,995	1,867	128	7%
Legacy services	2,154	2,241	(87)	(4)%
Data integration	543	466	77	17%
Total revenues	4,692	4,574	118	3%
Segment expenses:
Direct	2,605	2,373	232	10%
Allocated	330	328	2	1%
Total expenses	2,935	2,701	234	9%
Segment income	$1,757	1,873	(116)	(6)%
Segment margin percentage	37%	41%
Segment Revenues
Business segment revenues increased by $25 million, or 2%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and increased by $118 million, or 3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in business segment revenues for both periods was primarily due to growth in our strategic services revenues and data integration revenues, which were partially offset by a decline in legacy services revenues. The growth in our strategic services revenues for both periods was primarily due to strong MPLS unit growth and higher Ethernet volume, which were slightly offset by a decline in private line (including special access) services. The increase in data integration revenues for both periods was primarily due to higher sales of customer premise equipment to governmental and business customers during the period. The decline in legacy services revenues for both periods was attributable to lower volumes of local and traditional WAN services.

Segment Expenses
Business expenses increased by $65 million, or 7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to increases in employee-related expenses attributable to higher wages and benefits, customer premise equipment costs resulting from the higher governmental and business sales noted above and facility costs driven by MPLS unit growth. Business expenses increased by $234 million, or 9%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in employee-related expenses attributable to higher wages, benefits and internal commissions, professional fees, customer premise equipment costs resulting from higher governmental and business sales noted above and facility costs driven by MPLS unit growth.
Segment Income
Business income decreased by $40 million, or 7%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $116 million, or 6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease in business segment income for both periods was primarily due to customers migrating from legacy services to lower margin strategic services, which caused our segment expenses to increase at a faster pace than segment revenues.
Wholesale
The operations of our wholesale segment have been impacted by several significant trends, including those described below:

•
Strategic services. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to negatively impact our wholesale segment, we believe the demand for our fiber-based special access services provided to wireline and wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireline and wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain;

•
Legacy services. Our access, local services and long-distance revenues have been and we expect will continue to be adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many wholesale consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Our switched access revenues have been and will continue to be impacted by changes related to the Connect America and Intercarrier Compensation Reform order ("CAF order") adopted by the Federal Communications Commission ("FCC") on October 27, 2011, which we believe has increased the pace of reductions in the amount of switched access revenues we receive in our wholesale segment. Conversely, the FCC instituted an access recovery charge that we believe will allow us to recover the majority of these lost revenues directly from end users in our consumer and business segments. We expect the net effect of these factors will continue to adversely impact our wholesale segment; and

•
Operating efficiencies. We continue to evaluate our operating structure and focus. This involves balancing our segment workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our wholesale segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our wholesale segment:

	Wholesale Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$560	563	(3)	(1)%
Legacy services	283	315	(32)	(10)%
Total revenues	843	878	(35)	(4)%
Segment expenses:
Direct	47	46	1	2%
Allocated	238	247	(9)	(4)%
Total expenses	285	293	(8)	(3)%
Segment income	$558	585	(27)	(5)%
Segment margin percentage	66%	67%

	Wholesale Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$1,698	1,705	(7)	—%
Legacy services	873	989	(116)	(12)%
Total revenues	2,571	2,694	(123)	(5)%
Segment expenses:
Direct	134	126	8	6%
Allocated	710	742	(32)	(4)%
Total expenses	844	868	(24)	(3)%
Segment income	$1,727	1,826	(99)	(5)%
Segment margin percentage	67%	68%
Segment Revenues
Wholesale revenues decreased by $35 million, or 4%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and decreased by $123 million, or 5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decline in legacy services revenues for both periods reflects continuing declines in the volume of our access and long-distance services due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. The decline in strategic services revenues for both periods was due to lower private line and special access services revenues, which were substantially offset by an increase in the volume of our Ethernet services.

Segment Expenses
Wholesale expenses decreased by $8 million, or 3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Total direct expenses remained flat for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Allocated expenses for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 decreased primarily due to a reduction in allocated facility costs and employee salaries. Wholesale expenses decreased by $24 million, or 3%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Total direct expenses increased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in access expense and amortization of deferred costs for new circuit installations. Allocated expenses for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 decreased primarily due to lower allocated facility costs and employee related expenses.
Segment Income
The decline in segment expenses was more than offset by declines in both strategic and legacy services revenues, which largely contributed to the lower wholesale segment income of $27 million, or 5%, and $99 million, or 5%, for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013.
Hosting
The operations of our hosting segment have been impacted by several significant trends, including those described below:

•
Colocation. Colocation services are designed for customers seeking data center space and power for their server and networking equipment needs. Our data centers provide our customers around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors continue to expand their enterprise colocation operations. We believe, however, that our hybrid data centers, which offer multiple products and services (including colocation, managed hosting, cloud and network services), will help differentiate our products and services from those offered by competitors with a narrower range of products and services;

•
Managed hosting. Managed hosting services provide a fully managed solution for customers' IT infrastructure and network needs, and include dedicated and cloud hosting services, computing capacity, consulting and managed security services. We have remained focused on expanding our managed hosting business, specifically our cloud services offering, by endeavoring to add differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products. In recent years, our competitors, as well as several large diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. We believe that this expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and expect those trends to continue;

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

The following tables summarize the results of operations from our hosting segment, which are all categorized as strategic services:

	Hosting Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues	$361	342	19	6%
Segment expenses	268	259	9	3%
Segment income	$93	83	10	12%
Segment margin percentage	26%	24%

	Hosting Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues	$1,073	1,023	50	5%
Segment expenses	806	759	47	6%
Segment income	$267	264	3	1%
Segment margin percentage	25%	26%
Segment Revenues
Hosting revenues increased by $19 million, or 6%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 and increased by $50 million, or 5%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in segment revenues for both periods was primarily due to growth in managed hosting and colocation services, which were slightly offset by a decline in MPLS services. The increase in revenues for both periods was driven by customer growth and the impact of revenues contributed from recent acquisitions.
Segment Expenses
Hosting expenses increased by $9 million, or 3%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to increases in employee related costs, network expenses and real estate and power costs, which were partially offset by a decrease in facility costs. Hosting expenses increased by $47 million, or 6%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to increases in employee related costs, professional fees, network expenses, external commissions and real estate and power costs, which were partially offset by a reduction in facility costs.
Segment Income
Hosting income increased by $10 million, or 12%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 primarily due to the increase in segment revenues out pacing segment expenses. Hosting income remained largely flat for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.
Liquidity and Capital Resources
Overview
At September 30, 2014, we held cash and cash equivalents of $734 million and we had approximately $1.4 billion of borrowing capacity available under our $2.0 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). At September 30, 2014, cash and cash equivalents of $79 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.

We and our Board of Directors monitor our use of cash throughout the year, but with enhanced scrutiny early each year in connection with the review of annual budgets. In connection with our budgeting process in early 2014, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by the end of 2015 and the implementation of a new 2014 share repurchase program.
Based on our current capital allocation objectives, during the last three months of 2014 we anticipate expending approximately $930 million of cash for capital investment in property, plant and equipment and up to $308 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. Following our payment of $600 million aggregate principal amount to retire QC's notes due on October 1, 2014, we expect to pay, during the remainder of the fourth quarter of 2014, scheduled debt principal payments of $6 million and scheduled capital lease and other obligation payments of approximately $35 million. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We use our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance, among other things, our capital investments, repayments of debt, pension contributions, dividends or stock repurchases.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total capital expenditures to be approximately $930 million for the remaining three months of 2014.
Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In particular, we expect to continue to focus on (i) expanding our fiber infrastructure, including installations of "fiber to the tower," which is a type of telecommunications network consisting of fiber-optic cables that run from a wireless carrier's mobile telephone switching office to cellular towers to enable the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional copper-based telecommunications network and (ii) software development. For more information on capital spending, see Items 1 and 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
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

Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason. In early 2013, our Board of Directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe resulted in a dividend payout rate that is more sustainable over the long-term, and thereby increased our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $308 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.
Stock Repurchase Programs
In February 2014, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This new 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. As of September 30, 2014, we had approximately $891 million remaining available for stock repurchases under this 2014 stock repurchase program. For the nine months ended September 30, 2014, we had repurchased 2.9 million shares for $109 million or an average purchase price of $37.29 per share under this 2014 stock repurchase program. The repurchased common stock has been retired. From October 1, 2014 through November 4, 2014, no additional shares were repurchased. We expect to continue executing this 2014 share repurchase program in open market transactions, subject to market conditions and other factors. For additional information on repurchases made during the three months ended September 30, 2014, see Item 2 of Part II of this report.
Credit Facilities
We have access to up to $2 billion aggregate principal amount of revolving credit under an amended and restated revolving credit facility that matures in April 2017. The credit facility (the "Credit Facility") has 18 lenders, with commitments ranging from $2.5 million to $181 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.25% and 2.25% per annum for LIBOR loans and 0.25% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are currently guaranteed by three of our wholly-owned subsidiaries, Embarq, QCII and Savvis, Inc., one of QCII's wholly-owned subsidiaries and one of Savvis, Inc.'s wholly-owned subsidiaries. At September 30, 2014, we had $585 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
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
At September 30, 2014, we owed $385 million under a term loan maturing in 2019, which includes covenants substantially the same as those set forth in the Credit Facility.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At September 30, 2014, our outstanding letters of credit totaled $124 million under this facility.
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
Benefits paid by our qualified pension plans are paid through a trust that holds all plan assets. In the first nine months of 2014, we made cash contributions to the trust totaling $157 million. Based on current laws and circumstances, we expect to be required to make approximately $26 million in contributions to the plans in 2015. The amount of required contributions to our plans in 2016 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.
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
For 2014, our estimated annual long-term rate of return is 7.5% and 7.3%, respectively, for the pension plan trust assets and post-retirement plans assets, in each case based on the assets currently held. However, actual returns could be substantially different.
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
Net Operating Loss Carryforwards
We are currently using NOLs to offset a portion of our federal taxable income. Based on current laws and circumstances, we expect to deplete most of these NOLs and certain other deferred tax attributes by the end of 2014, and substantially all of these tax benefits by the end of 2015. Once our NOLs are fully utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" appearing in Item 1A of Part II of this report.
Connect America Fund
On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“CAF order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is explicitly targeted to the deployment and provisioning of broadband services in high cost areas. We expect the FCC to adopt detailed rules relating to this transition in late 2014 or early 2015.
Although we anticipate that the FCC’s CAF rules will materially increase the federal support funding available to us, we also expect that to the extent we choose to accept these funds, we will incur significant incremental costs to provide the requisite broadband services. To the extent that we choose not to accept CAF funds in any state, we expect that those funds will be awarded at auction, and that our federal universal service support for that state will be ended, or significantly reduced.
For additional information, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part II of this report.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$3,937	4,408	(471)
Net cash used in investing activities	(2,113)	(2,117)	(4)
Net cash used in financing activities	(1,258)	(2,236)	(978)
Net cash provided by operating activities decreased by $471 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a decrease in the change in other current assets and liabilities, net, which includes a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation and a positive variance in net income adjusted for non-cash items. These decreases were substantially offset by positive variances in the changes in retirement benefits and other noncurrent assets and liabilities, net. For additional information about our operating results, see "Results of Operations" above. For additional information about the settlement payment, see Note 9—Other Financial Information to our consolidated financial statements in Item 1 of Part I of this report.
Net cash used in investing activities decreased by $4 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a decrease in payments for property, plant and equipment, which was substantially offset by the change in proceeds received from the sale of intangible assets.
Net cash used in financing activities decreased by $978 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to reductions in net debt paydowns, common stock repurchases and dividend payments.
On September 29, 2014, QC issued $500 million aggregate principal amount of 6.875% Notes due 2054, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $483 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, on or after October 1, 2019, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On April 1, 2014, a subsidiary of Embarq paid at maturity the $30 million principal amount of its 7.46% first mortgage bonds.
During the nine months ended September 30, 2014, we repurchased 16.7 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $542 million, or an average purchase price of $32.55 per share. The repurchased common stock has been retired. For additional information, see "Liquidity and Capital Resources—Stock Repurchase Programs" above.
On October 1, 2014, QC paid at maturity the $600 million principal amount of its 7.50% Notes, which is not reflected in the table above as it occurred subsequent to the nine months ended September 30, 2014.
Certain Matters Related to Acquisitions
Qwest's pre-acquisition debt obligations consisted primarily of debt securities issued by QCII and two of its subsidiaries while Savvis' remaining long-term debt obligations consist primarily of capital leases, the remaining outstanding portions of which are all now included in our consolidated debt balances. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.
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

The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30, 2014	From April 1, 2011 through December 31, 2013	Total Since Acquisition
	(Dollars in millions)
Amortized	$36	302	338
Extinguished (1)	—	276	276
Total	$36	578	614
______________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $79 million as of September 30, 2014, will reduce interest expense in future periods, unless otherwise extinguished.
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
In July 2014, we entered into a definitive agreement to sell and assign our remaining 700 MHz wireless spectrum licenses for $39 million in cash in the aggregate. The sale closed on November 3, 2014, and we received $39 million in cash in the aggregate. Additionally, in July 2014, we entered into a definitive agreement to sell a building for $14 million. This agreement was terminated in September 2014 and we continue to market it for sale. Also, in October of 2014, we entered into a separate definitive agreement to sell an office buildings for $13 million, which we expect to close in the fourth quarter of 2014, subject to customary closing conditions.
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
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
We do not believe that there were any material changes to market risks arising from changes in interest rates for the nine months ended September 30, 2014, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2014. Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
The communications industry is experiencing significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Similarly, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers, including "long-term evolution" or "LTE" technologies, and by certain technologies permitting cable companies and other competitors to deliver faster broadband speeds than ours. Rapid changes in technology are also increasing the competitiveness of the information technology services industry.
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
The above-described changes in our industry have placed a higher premium on technological, engineering, product development, marketing and provisioning skills. Our recent acquisitions also significantly changed the composition of our markets and product mix. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills. Given the current competitive market for personnel with these skills, we cannot assure you that these recruitment efforts will be successful.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including the unstable economy and credit market, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in Europe, Asia and developing countries may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
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
We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber attacks or similar events. These threats may derive from human error, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other operators to the extent we rely on such other operations to deliver services to our customers. Similar to other large telecommunications companies, we are a target of cyber-attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. We cannot assure you, however, that future security breaches or disruptions would not be successful or damaging, especially in light of the growing frequency, scope and sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures, and any resulting damages could be material.
Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps) cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network and infrastructure include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity or system configuration limitations;

•	software and hardware obsolescence, defects or malfunctions;

•	programming, processing and other human error; and

•	other disruptions that are beyond our control.

Network disruptions, security breaches and other significant failures of the above-described systems could:

•	disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

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
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Results—Wholesale" included in Item 2 of Part I of this report.
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

Rising costs and other industry changes may adversely impact our video business
The costs of purchasing video programming has risen significantly in recent years and continues to rise. Moreover, an increasing number of consumers are receiving video streaming or other services pursuant to new technologies in lieu of purchasing more traditional video products, such as the satellite TV services that we resell and our Prism TV services. These changes, coupled with changing consumer preferences and other related developments, could reduce the profitability or demand for our video products and services.
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
As of September 30, 2014, approximately 38% of our employees are members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
As of September 30, 2014, approximately 54% of our total consolidated assets reflected on the consolidated balance sheet included in this report consist of goodwill or other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we or our predecessors have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined.
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
We expect to incur significant expenses related to the completion of the integration of Qwest.
We have incurred, and expect to continue to incur, significant expenses in connection with the integration of Qwest’s business, operations, networks, systems, technologies, policies and procedures with our own. We have integrated a number of our systems, and we continue to work towards completing the planned integration of our remaining systems. Until this integration is completed, we cannot accurately predict the total amount or the timing of our integration expenses.

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
Risks Relating to Legal and Regulatory Matters
Any adverse outcome in any of our pending key legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.
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
Risks associated with recent changes in federal regulation. On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“CAF order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. We expect these changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale business. Although we anticipate that the FCC’s CAF rules will materially increase the federal support funding available to us, we also expect that to the extent we choose to accept these funds, we will incur significant incremental costs to provide the requisite broadband services. We expect that we will be granted 120 days from the effective date of the FCC’s upcoming release of implementation rules (which we anticipate will be issued in late 2014 or early 2015) to declare whether we will accept or reject the specified CAF support, on a state-by-state basis. To the extent that we choose not to accept CAF funds in any state, we expect that those funds will be awarded at auction, and that our federal universal service support for that state will be ended, or significantly reduced.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In the past, the FCC adopted “net neutrality” regulations that we believe provided manageable operating guidelines to ensure an Open Internet. Because the FCC has recently proposed new regulations that could either afford greater flexibility or more regulations, we cannot assure you of the final terms of any such regulations or their impact on us. Moreover, we cannot assure you that Congress will not pass legislation to further address Open Internet issues that could hamper our ability to operate our data networks profitably, that restrict our ability to implement upgrades or network management practices necessary to ensure quality service, or that could otherwise negatively impact our ability to compete effectively.
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
We continue to carry significant debt. As of September 30, 2014, our consolidated long-term debt was approximately $21.2 billion. Approximately $4.5 billion of our consolidated debt, excluding capital lease and other obligations, matures over the 36 months ending September 30, 2017, which includes our $585 million of credit facility debt at September 30, 2014.
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
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of several of our subsidiaries, most of which are below “investment grade.” There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
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
The acquisitions of Qwest and Savvis caused “ownership changes” under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use these NOLs and certain other deferred tax attributes. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect, based on current laws and circumstances, to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income by the end of 2015, although the timing of that use will depend upon the consolidated group’s future earnings. If and when our NOLs are fully utilized, we expect that the amount of our cash flow dedicated to the payment of federal taxes will increase substantially.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
With approximately 47,000 employees, and approximately 66,000 pension retirees and approximately 35,000 former employees with vested benefits as of December 31, 2013 participating in our benefit plans, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common shares. This program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 repurchase program. During the three months ended September 30, 2014, we repurchased approximately 1.7 million shares of our outstanding common stock in the open market under our new stock repurchase programs. These shares were repurchased for an aggregate market price of $64 million or an average purchase price of $37.44 per share. The common stock repurchased has been retired.
The following table contains information about shares of our previously-issued common stock that were repurchased under our 2014 stock repurchase program.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July 2014	1,254,245	$36.73	1,254,245	$908,697,871
August 2014	456,068	39.41	456,068	890,725,201
September 2014	—	—	—	890,725,201
Total	1,710,313	37.44	1,710,313
The following table contains information about shares of our previously-issued common stock that we withheld from delivering during the third quarter of 2014 to employees to satisfy their tax obligations related to stock-based awards:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2014	6,992	$36.36
August 2014	1,851	38.23
September 2014	3,299	39.97
Total	12,142

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

(ix)
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

(x)
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

(xi)
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

(xii)
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2014.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)