Form 10-K
period 2014-12-31
CENTURYLINK, INC
filed 2015-02-24
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 17, 2015, 566,483,129 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2014 was $18.0 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2015 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

Unless the context requires otherwise, references in this Annual Report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
Based on our approximately 12.4 million total access lines at December 31, 2014, we believe we are the third largest wireline telecommunications company in the United States. We operate 74% of our total access lines in portions of Colorado, Arizona, Washington, Minnesota, Florida, North Carolina, Oregon, Iowa, Utah, New Mexico, Missouri, and Nevada. We also provide local service in portions of Idaho, Ohio, Wisconsin, Virginia, Texas, Nebraska, Pennsylvania, Montana, Alabama, Indiana, Arkansas, Wyoming, Tennessee, New Jersey, South Dakota, North Dakota, Kansas, Louisiana, South Carolina, Michigan, Illinois, Georgia, Mississippi, Oklahoma, and California. In the portion of these 37 states where we have access lines, which we refer to as our local service area, we are the incumbent local telephone company.
At December 31, 2014 we served approximately 6.1 million broadband subscribers. We also operate 58 data centers throughout North America, Europe and Asia.
We were incorporated under the laws of the State of Louisiana in 1968. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.
For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of Part I of this Annual Report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2014(1)	2013(2)	2012
	(Dollars in millions)
Consolidated statements of operations summary data:
Operating revenues	$18,031	18,095	18,376
Operating expenses	15,621	16,642	15,663
Operating income	$2,410	1,453	2,713
Net income (loss)	$772	(239)	777
_______________________________________________________________________________

(1)
During 2014, we recognized a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary and a $63 million pension settlement charge. For additional information, see Note 17—Quarterly Financial Data (Unaudited) to our consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to our then hosting (now business) segment and a litigation settlement charge of $235 million.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2014	2013
	(Dollars in millions)
Consolidated balance sheets summary data:
Total assets	$50,147	51,787
Total long-term debt (1)	20,671	20,966
Total stockholders' equity	15,023	17,191
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2014	2013	2012
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total broadband subscribers (1)	6,082	5,991	5,851
Total access lines (1)	12,394	13,002	13,751
Total data centers (2)	58	55	54
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

(2)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located throughout North America, Europe and Asia.

Our methodology for counting access lines, broadband subscribers and data centers may not be comparable to those of other companies.
Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenues are from customers located in the United States. We estimate that approximately 2% of our consolidated revenues is derived from providing telecommunications and hosting services outside the United States.
Operations
Segments
Effective November 1, 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as four segments: business, consumer, wholesale and hosting. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, MPLS, Voice over Internet Protocol ("VoIP"), network management services, colocation, managed hosting and cloud hosting services. Our legacy services offered to these customers primarily include switched access, long-distance, and local services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance service.

The following table shows the composition of our revenues by segment under our current segment categorization for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,			Percent Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Percentage of revenues:
Business	61%	61%	60%	—%	1%
Consumer	33%	33%	34%	—%	(1)%
Other operating revenues	6%	6%	6%	—%	—%
Total	100%	100%	100%
For additional information on our segment data, including information on our certain centrally-managed assets and expenses not reflected in our segment results, see Note 12—Segment Information to our consolidated financial statements in Item 8 of Part II of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Products and Services
Our products and services include local and long-distance, broadband, private line (including special access), MPLS, data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, video, wireless and other ancillary services.
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
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 12.4 million access lines and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see “Business—Network Architecture” below.
Described below are our key products and services.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand remains strong and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit and store data, and enhance the security, reliability and efficiency of our customers’ communications and data storage. Our strategic services are comprised of the following:

•
Broadband. Our broadband services allow customers to connect to the Internet through their existing telephone lines or fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
Private Line. A private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including some wireless backhaul;

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

•	Colocation. Colocation services enable our customers to install their own IT equipment in our state-of-the-art data centers through our centralized IT infrastructure;

•
Ethernet. Ethernet services include point-to-point and multi-point configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers;

•
Video. Our video services include our facilities-based video, marketed as CenturyLink Prism, which is a premium entertainment service that allows our customers to watch hundreds of television or cable channels and record up to four shows on one home digital video recorder. We also offer satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name;

•
VoIP. Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN; and

•
Managed Services. Managed services represents a blend of network, hosting, cloud, and IT services, typically combined with customer premise equipment. These services include development of solutions to customers' communications requirements, end-to-end deployment and the ongoing operation and proactive management of the solution for the customer. Managed services may also include consulting and software development.

Legacy Services
Our "legacy" services represent our traditional voice, data and network services, which include the following:

•
Local Voice Service. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation. For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

•
Long-distance Voice Service. We offer our residential, business and wholesale customers domestic and international long-distance services and toll-free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States;

•	ISDN. We offer integrated services digital network ("ISDN") services, which uses regular telephone lines to support voice, video and data applications;

•	WAN. We offer wide area network ("WAN") services, which allow a local communications network to link to networks in remote locations; and

•
Switched Access Services. As part of our wholesale services, we provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

Data Integration
Data integration includes the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and business customers.
Other Revenues
Other operating revenues include Universal Service Fund ("USF") support and USF surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. The majority of our real estate properties are located in the local service area of our wireline operations.

Additional Information
From time to time, we also make investments in other communications or technology companies.
For further information on regulatory, technological and competitive changes that could impact our revenues, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business, such as our CenturyLink® and Prism® brand names. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Impacting Our Business” in Item 1A of Part I of this Annual Report, and Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Sales and Marketing
We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our sales by offering a comprehensive bundle of services and deploying new technologies to further enhance customer loyalty.
We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. Our switched digital television service offering is branded under the name "Prism." The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name.
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
Similarly, our approach to our business, wholesale and governmental customers includes a commitment to provide comprehensive communications solutions for small office, mid-sized and select enterprise business and governmental customers. We market our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties. We also market through indirect channels, including collaboration with existing clients and technology providers, telecommunications companies and system integrators.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets. A substantial portion of our equipment operates with licensed software. As of December 31, 2014, we maintained approximately 1.1 million miles of copper plant and approximately 177 thousand miles of fiber-optic plant.
Most of our long-distance voice service is provided directly through our own switches and network equipment, with the balance being provided through reselling arrangements with other long-distance carriers. All of our satellite television and wireless voice service is provided by other carriers under agency agreements.

We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. In addition, if the Federal Communications Commission requires higher minimum transmission speeds to qualify as "broadband service", we may determine that additional capital spending is necessary. Any such additional expenditures could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network, which is comprised of our legacy network combined with the network of several companies we have acquired in the past. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete. The costs of these projects could increase materially if we conclude that we need to replace any or all of our legacy systems. Like other large telecommunications companies, we are a target of cyber-attacks of varying degrees on a regular basis, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks.
For additional information regarding our systems, network, cyber risks and capital expenditure requirements, see "Risk Factors", generally, in Item 1A of Part I of this Annual Report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see Item 2 of Part I of this Annual Report.
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
Our telephone operating companies are considered incumbent local exchange carriers ("ILECs"). Historically, ILECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors" in Item 1A of Part I of this Annual Report.
Federal Regulation
General
We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for deploying broadband and maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural health care providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

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
In December 2012, the FCC initiated a special access proceeding and has requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. As part of its evaluations, the FCC is reviewing special access rates, terms and conditions. The ultimate impact of this proceeding on the Company is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.
Intercarrier Compensation and Universal Service
For decades, the FCC has regularly (i) considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic, and (ii) administrated the federal (USF).
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct universal service funding to foster nationwide broadband coverage. The 2011 order provides for a multi-year transition as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues related to our wholesale services, while creating opportunities for increased federal USF support and retail revenue funding.
As a result of the 2011 order, a new Universal Service program was created to deploy broadband to unserved rural areas utilizing the Connect America Fund or "CAF". Once implemented, the CAF will substantially replace legacy USF funding previously utilized to provide support for voice service in high-cost rural markets. There are two phases to the CAF program, CAF Phase 1 is a one-time broadband grant program while CAF Phase 2 is a multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories.
In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the 2011 order. In January 2012, we joined more than two dozen parties in challenging certain aspects of the 2011 order by filing a separate appeal that was heard by the United States Tenth Circuit Court of Appeals in November 2013. The Tenth Circuit subsequently issued a decision in May 2014 that largely upheld the 2011 order. Multiple other parties have further appealed to the United States Supreme Court. Future judicial challenges to the 2011 order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In December 2014, the FCC issued an order specifying the broadband build-out standards and term of the CAF Phase 2 program. To the extent we accept funding under the program, we will be required to deploy broadband service with download speeds of 10 megabits per second (Mbps) and upload speeds of 1 Mbps in unserved rural markets selected by the FCC. The initial CAF Phase 2 term will begin in 2015 and is expected to conclude in 2021. In early 2015, the FCC plans to finalize the allocation of CAF Phase 2 funding. We anticipate that the total amount of CAF Phase 2 funding offered to us will exceed $500 million annually. Once the CAF Phase 2 funding order is released, we will have 120 days to determine whether to accept the CAF Phase 2 funding on a state-by-state basis. If we do not accept the funding and its associated obligation to build in a state, the CAF Phase 2 funding for that state will be auctioned, perhaps as early as 2016. We, as well as other parties, can participate in the auction process.
In states where we accept the CAF Phase 2 funding, the annual distributions will begin in 2015. In states where we do not accept CAF Phase 2 support, the legacy USF high-cost loop support we have historically received will continue until the CAF Phase 2 auctions are completed. Our acceptance of CAF Phase 2 support payments could significantly increase our capital expense requirements in order to provide the requisite broadband services to end users.

As of the date of filing of this Annual Report, we have not yet decided whether to accept or reject any specific build-out opportunities and related CAF support payments available to us under the Phase 2 program. Regardless of our decision, we expect the CAF Phase 2 program will impact us financially.
For additional information about the potential financial impact of the CAF Phase 2 program, see Item 7 of Part II of this Annual Report.
We received approximately $523 million, $534 million and $543 million of revenues from federal and state universal service support programs for the years ended December 31, 2014, 2013 and 2012, respectively. Such amounts represented approximately 2.9%, 3.0% and 3.0% of our 2014, 2013 and 2012 total operating revenues, respectively.
Broadband Regulation
The FCC is contemplating the adoption of rules in early 2015 that would introduce regulations on certain aspects of broadband and internet services. We anticipate that any such rules would be reviewed by both the courts and Congress. At this time, we cannot estimate the impact such rules would have on our business.
The FCC recently proposed a new broadband standard of 25 Mbps download speed and 3 Mbps of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings.
State Regulation
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. We are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for stand-alone, basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a number of states, we have gained pricing freedom for the majority of retail services other than stand-alone basic consumer voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
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
Unlike many of our competitors, as an ILEC we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In certain situations, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-cost profitable customers and withhold service from high-cost unprofitable customers. In addition, strict adherence to carrier-of-last-resort requirements may force us to construct facilities with a low likelihood of attractive economic return.
We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.
For several years, we have faced various carrier complaints, legislation or other investigations regarding our intrastate switched access rates in several of our states. The FCC's 2011 order preempted state regulatory commissions’ jurisdiction over all terminating access charges, including intrastate access charges that have historically been subject to exclusive state jurisdiction. Excluding the rate implications contemplated on a prospective basis by this FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenues subject to outstanding disputes. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from residential customers, is not assured.

Other Regulations
Certain of our telecommunications and hosting services conducted in foreign countries are or may become subject to various foreign laws, including those regulating the protection and retention of data. Some of the legal requirements governing our foreign operations conflict with those governing our domestic operations, which raises our compliance costs and regulatory risks. For additional information, see “Risk Factors—Risks Relating to Recent Acquisitions—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
Competition
General
Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the communications industry over the past couple of decades. As a result, we currently compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. We compete with cable and satellite companies, wireless providers, national telecommunications providers (such as AT&T, Inc. and Verizon Communications Inc.) and a variety of other competitors. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation; and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.
Wireless telephone services increasingly constitute a significant source of competition with our ILEC services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly as wireless service providers continue to improve their service offerings and our older legacy customers are replaced over time with younger customers who are less accustomed to using traditional wireline voice services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber-optics, local multipoint distribution services, WiFi, and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services.
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
As a result of these regulatory, consumer and technological developments, ILECs also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through reselling an ILEC's local services, through use of an ILEC's unbundled network elements or through their own facilities.
Technological developments have led to the development of new products and services that have reduced the demand for our traditional services, as noted above, or that compete with traditional ILEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively marketed these services. Similarly, companies providing VoIP services provide voice communication services over the Internet which compete with our traditional telephone service and our own VoIP services. In addition, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Rapid changes in technology are also increasing the competiveness of the information technology services industry.

Similar to us, many cable, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Such activities will continue to place downward pressure on the demand for and pricing of our services.
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
In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems are capable of originating or terminating calls without use of an ILEC's networks or switching services. Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through various means, including the provision of special access or independent switching services and the concentration of telecommunications traffic on a few of an ILEC's access lines. We anticipate that all these trends will continue and lead to decreased billable use of our networks.
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our segments.
Business
Strategic Services
In connection with providing strategic services to our business, wholesale and governmental customers, we compete against other telecommunication providers, as well as other regional and national carriers, other fiber providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. The manner in which we compete for broadband customers in this segment is substantially similar to the manner in which we compete for residential customers, as described in the following section. Competition for private line services is based on price, network reach and reliability, service, promotions and bundled offerings. For our wholesale customers, we believe the forecasted growth in fiber-based special access provided to wireline and wireless carriers for backhaul will, over time, ultimately offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.
Our competitors for providing integrated data, Internet, voice services and other IT services to our business and governmental customers range from mid-sized businesses to large enterprises. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing sophisticated, secure and performance-driven services to our business customers through our global infrastructure.
The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations.
Our competitors for cloud, hosting, colocation and other IT services include telecommunications companies, technology companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. The increase in recent years in the number of companies providing these services has placed substantial downward pressure on pricing for a wide range of cloud, hosting, colocation and other IT services.
Legacy Services
For all the reasons noted in "Business—Competition—Consumer—Legacy Services" we face intense competition in connection with providing our legacy services to our business and governmental customers, and continue to see customers migrating from these services into strategic services. For our wholesale customers, we will continue to be adversely affected by product substitution, technological migration, industry consolidation and mandated rate reductions. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers as well as some of our own wholesale markets customers, many of which are deploying their own networks to provide customers with local services. By doing so, these competitors reduce traffic on our network.

Data Integration
In providing data integration to our business and governmental customers, we compete primarily with large integrators, equipment providers and national telecommunication providers. Competition is based on package offerings, and as such we focus on providing these customers individualized and customizable packages. Our strategy is to provide our data integration through packages that include other strategic and legacy services. As such, in providing data integration we often face many of the same competitive pressures as we face in providing strategic and legacy services, as discussed above.
We expect data integration revenues to continue to fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our governmental customers. We further expect the profit margins on our data integration offerings to continue to be lower than those of our strategic and legacy services.
Consumer
Strategic Services
With respect to providing our strategic services to residential customers, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Our Prism residential video service faces substantial competition from a variety of competitors, including well-established cable companies, satellite companies and several national companies that deliver content over the Internet and on mobile devices at little or no cost to their customers. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore are able to avoid significant regulatory costs and obligations.
Our strategy for maintaining and increasing our base of broadband customers is based on pricing, packaging of services and features, quality of service and meeting customer care needs. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our network, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our marketing and product bundling efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services.
Legacy Services
Although our status as an ILEC continues to provide us advantages in providing local services in our local service area, as noted above, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry, price compression and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long distance services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.
Our strategy to manage access line loss is based primarily on our pricing, packaging of services and features, quality of service and meeting customer care needs. While bundle price discounts have resulted in lower average revenues for our individual services, we believe service bundles continue to positively impact our customer retention.
Acquisitions
Recent Acquisitions
During the fourth quarter of 2014, we acquired all of the outstanding stock of two companies for total consideration of $95 million, net of $2 million acquired cash and including immaterial future cash payments. The valuation for both acquisitions is preliminary and subject to change. During the year ended December 31, 2013, we acquired all of the outstanding stock of two companies for total cash consideration of $160 million. In each case, the acquisitions were designed to augment our hosting services or our emerging IT services. The acquisitions did not materially impact the consolidated results of operations in either 2014 or 2013 and would not materially impact pro forma results of operations. For more information on the financial impact of these recent acquisitions, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Historical Acquisitions
On April 1, 2011, we acquired all of the outstanding common stock of Qwest Communications International Inc., a provider of data, broadband, video and voice services nationwide and globally, for aggregate consideration of approximately $12.3 billion. We assumed approximately $12.7 billion of long-term debt in connection with our acquisition of Qwest Communications International Inc. In addition, on July 15, 2011, we acquired all outstanding common stock of Savvis, Inc., a provider of cloud hosting, managed hosting, colocation and network services in domestic and international markets, for aggregate consideration of approximately $2.4 billion.
On July 1, 2009, we acquired all of the outstanding common stock of Embarq Corporation, a provider of data, Internet, video and voice services, for aggregate consideration of $6.1 billion. We assumed approximately $4.9 billion of long-term debt in connection with this acquisition.
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
Seasonality
Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the Atlantic and Gulf of Mexico coastlines.
Employees
At December 31, 2014, we had approximately 45,000 employees, of which approximately 16,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report.
Over the past couple of years, we have reduced our workforce primarily due to (i) integration efforts from our acquisitions, (ii) increased competitive pressures, and (iii) the loss of access lines and related legacy revenues over the last several years.
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

Investors may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, you are encouraged to call the SEC at 1-800-SEC-0330. For all of our electronic filings, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.
In connection with filing this Annual Report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2014, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.
Special Note Regarding Forward-Looking Statements and Related Matters
This Annual Report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements include, among others:

•	statements concerning the benefits that we expect will result from our operations, investments, transactions and other activities, such as increased revenues or decreased expenditures;

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

•	our ability to effectively adjust to changes in the communications industry, and changes in our markets, product mix and network;

•	our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel;

•	possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•	our ability to successfully introduce new product or service offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network;

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	our ability to use our net operating loss carryforwards in projected amounts;

•	our continued access to credit markets on favorable terms;

•	our ability to collect our receivables from financially troubled customers;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	any adverse developments in legal or regulatory proceedings involving us;

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

These and other uncertainties related to our business are described in greater detail in Item 1A of Part I of this Annual Report, which is subject to updating and supplementing by our subsequent SEC reports.
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
Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
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
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us or our industry, that we currently deem to be immaterial or that are not specific to us, such as general economic conditions.

Risks Affecting Our Business
Increasing competition, including product substitution, continues to cause us to lose access lines, which has adversely affected and is expected to continue to adversely affect our operating results and financial condition.
Various developments over the past decade have caused us to continue to lose access lines and to experience increased competitive pressures, and we expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (v) own larger or more diverse networks with greater transmission capacity or other advantages, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, or (ix) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, or to provide more comprehensive customer service. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem our continuing access line losses and our legacy revenue declines. If this occurred, our ability to pay our debt and other obligations and to re-invest in the business would also be adversely affected.
Rapid technological changes could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our traditional voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Rapid changes in technology are increasing the competitiveness of the cloud, hosting, collocation and other IT services industries. In addition, demand for our broadband services has been constrained by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Demand for our broadband services could be further reduced by advanced wireless data transmission technologies being deployed by wireless providers, including “long-term evolution” or “LTE” technologies, especially if these wireless providers continue to increase the service’s broadband speed and decrease its cost. To enhance the competitiveness of our broadband services, we may be required to expend additional capital to augment the capabilities of our copper-based services or to install more fiber optic cable.

We may not be able to accurately predict technological trends or the success of newly-offered services. Further technological change could require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our operations. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to technological changes could also adversely affect our operating results and financial condition, as well as our ability to service debt and fund other commitments or initiatives.
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
Our legacy services and private line services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
Primarily as a result of the competitive and technological changes discussed above, we have in recent years experienced a decline in access lines, long distance revenues and network access revenues, which continue to place downward pressure on our revenues generated from legacy services and our consolidated cash flows.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our hosting operations and IT services.
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
Our ability to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, testing delays, or an inability to act as quickly as smaller, more nimble start-up competitors. Similarly, our ability to grow through acquisitions could be limited by several factors, including our leverage, risk tolerances, and inability to identify attractively-priced target companies. For these reasons, we cannot assure you that our new product or service offerings will be as successful as anticipated, or that we will be able to continue to grow through acquisitions.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with high-capacity, reliable and secure networks and data hosting centers. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.

We make significant efforts to maintain the security and integrity of these types of information and systems and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from aging equipment or other accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other operations to deliver services to our customers.
Similar to other large telecommunications companies, we are a target of cyber-attacks of varying degrees on a regular basis. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps) cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network and infrastructure include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

•	capacity or system configuration limitations, including those resulting from certain incompatibilities between our newer and older systems;

•	software or hardware obsolescence, defects or malfunctions;

•	programming, processing and other human error; and

•	other disruptions that are beyond our control.
Network disruptions, security breaches and other significant failures of the above-described systems could:

•	disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

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

•	require us to notify customers, regulatory agencies or the public of data breaches;

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

Likewise, our ability to expand and update our systems and information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. As discussed further under “Business—Network Architecture” in Item 1 of Part I of this Annual Report, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our results of operations, financial condition and cash flows.
Negative publicity may adversely impact us.
Outages or other service failures of networks operated by us or other operators could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, financial condition or results of operations.
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
Video streaming services and peer-to-peer file sharing applications use significantly more bandwidth than traditional Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations, financial condition and cash flows.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
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
We may not be successful in protecting and enforcing our intellectual property rights.
We rely on various patent, copyright, trademark, service mark, trade secret and other similar laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe on our intellectual property. We may be unable to prevent competitors from acquiring proprietary rights that are similar to, infringe upon, or diminish the value of our proprietary rights. Enforcement of our intellectual property rights may also depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.
Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications companies who typically compete against us in those markets. Our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of Part II of this Annual Report.
We also rely on reseller and sales agency arrangements with other communications companies to provide some of the services that we sell to our customers, including video services and wireless products and services. As a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. Similar to the risks described above regarding our reliance upon other carriers, we could be adversely affected if these communication companies fail to maintain competitive products or services, or fail to continue to make them available to us on attractive terms, or at all.
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	become bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contract arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems, (ii) content suppliers to provide programming to our video operations, and (iii) consultants to assist us in connection with our network consolidation initiatives. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
Reliance on utility providers and landlords. We operate a substantial number of data center facilities, which are susceptible to electrical power shortages or outages. Our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs, which we may not be able to pass on to our customers. Due to the increasing sophistication of equipment and our products, our demand or our customers’ demand for power may exceed the power capacity in older data centers, which may limit our ability to fully utilize these data centers.
We lease most of our data centers. Although the majority of these leases provide us with the opportunity to renew the lease, many of these renewal options provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. We cannot assure you that our data centers in the future will have access to sufficient space or power on attractive terms or at all.
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading “Risk Factors—Risks Relating to Legal and Regulatory Matters." Pending changes in the federal Universal Service support program will likely change the way we recognize and report future funds received from federal USF as the FCC's CAF Phase 2 program is implemented. We also provide products or services to various federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contracts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
Reliance on financial institutions. We rely on several financial institutions to provide us with short-term liquidity under our credit facility. If one or more of these lenders default on their funding commitments, our access to revolving credit could be adversely affected.
Rising costs, changes in consumer behaviors and other industry changes may adversely impact our video business
The costs of purchasing video programming has risen significantly in recent years and continues to rise. Moreover, an increasing number of consumers are receiving access to video content through video streaming or other services pursuant to new technologies for a nominal or no fee, which will likely reduce demand for more traditional video products, such as the satellite TV services that we resell and our Prism TV services.
New technologies are also affecting consumer behavior in ways that are changing how content is viewed and delivered as consumers seek more control over when, where and how they consume content, which may have a negative impact on our satellite TV services and our Prism TV services. Increased access to various media through wireless devices, has the potential to reduce the viewing of our content through traditional distribution outlets, which could adversely affect the demand for our video services. These new technologies have increased the number of entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis. These changes, coupled with changing consumer preferences and other related developments, could reduce the profitability or demand for our video products and services.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of December 31, 2014, approximately 36% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Our business customers may seek to shift risk to us.
We furnish to and receive from our business customers indemnities relating to damages caused or sustained by us in connection with certain of our operations. Our customers’ changing views on risk allocation could cause us to accept greater risk to win new business or could result in us losing business if we are not prepared to take such risks. To the extent that we accept such additional risk, and seek to insure against it, our insurance premiums could rise.
Our international operations expose us to various regulatory, currency, tax, legal and other risks.
Our foreign operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Regulations that require the awarding of contracts to local contractors or the employment of local citizens could potentially adversely affect our operations in these jurisdictions. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions.
Many of these foreign laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to content distributed over the Internet. For example, the European Union has enacted a data retention system that, once implemented by individual member states, will involve requirements to retain certain Internet protocol, or IP, data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products we seek to offer.
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	import and export restrictions, including the risk of fines or penalties assessed for violations;

•	longer payment cycles and problems collecting accounts receivable;

•	additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency restrictions and exchange rate fluctuations;

•	the ability to secure and maintain the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	the inability in certain jurisdictions to adequately protect intellectual property rights;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations.
Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.
Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.
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
Historically, much of our growth has been attributable to acquisitions, including our purchases over the last couple of years of several businesses primarily to augment our hosting services. These acquisitions involved the combination of companies which previously operated as independent companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and the acquired companies. We may encounter difficulties in the integration process, including the following

•
the inability to successfully combine our businesses in the manner contemplated, either due to technological or staffing challenges or otherwise, any of which could increase our acquisition integration costs or result in the anticipated benefits of the acquisitions not being realized partly or wholly in the time frame anticipated or at all;

•
the inability to successfully integrate the separate product development and service delivery processes of each of the companies, including delays or limitations in connection with offering existing or new products or services arising out of the multiplicity of different legacy systems, networks and processes used by each of the companies;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from multiple companies, while at the same time attempting to provide consistent, high-quality products and services under a unified culture;

•
the difficulties of producing combined financial information concerning a larger, more complex organization using dispersed personnel with different past practices and disparate billing systems, including the attendant risk of errors;

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
From time to time in the future we may pursue other acquisition or expansion opportunities in an effort to implement our business strategies. These transactions could involve acquisitions of entire businesses or investments in start-up or established companies, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, potential violations of covenants in our debt instruments and other unidentified issues not discovered in due diligence. To the extent we acquire a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by the currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition. Moreover, we generally do not announce our acquisitions until we have entered into a preliminary or definitive agreement.
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of global factors may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have recently suffered substantial budget cuts with the prospect of additional future budget cuts. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
For additional information about our business and operations, see Item 1 of Part I of this Annual Report.

Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by, among others, (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.
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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive in our wholesale business. Moreover, regardless of whether and the degree to which we elect to participate in the FCC's CAF Phase 2 program, we anticipate our financial results will be significantly impacted in the coming years. For more information, see "Business Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 1 of Part I and Item 7 of Part II of this Annual Report.
Several judicial challenges to the CAF 2011 order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various broadband and internet regulation initiatives including “network neutrality” proposals, as discussed further below. The FCC is also, among other things, considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Risks of higher costs. Regulations continue to create significant costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.

Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband deployment, handling of broadband traffic, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection or storage, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.
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
Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results. For a discussion of regulatory risks associated with our international operations, see “Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
“Open Internet” regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In late February 2015, the FCC plans to vote on proposed new regulations that will regulate the Internet as a public utility. The Chairman of the FCC has proposed rules that would regulate internet services under Title II of the Communications Act. Although it is not clear which provision of Title II would be applied to internet services, it is clear that the level of regulation of those services would increase significantly if the Chairman's proposal is adopted by the full commission. If adopted as proposed, we anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. Regardless of the outcome of the FCC's proceedings, it is possible that the Congress or the FCC could take further action in the future to modify regulations affecting the provision of broadband internet services.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. If we decide to implement additional measures to reduce our exposure to these risks or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.
Any adverse outcome in any of our pending key legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.
There are several material proceedings pending against us, as described in Note 14—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this Annual Report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 14 could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Changes in any of the above-described laws or regulations may limit our ability to plan, and could subject us to further costs or constraints.
From time to time, the laws or regulations governing us or our customers, or the government’s policy of enforcing those laws or regulations, have changed frequently and materially. The variability of these laws could hamper the ability of us and our customers to plan for the future or establish long-term strategies. Moreover, future changes in these laws or regulations could further increase our operating or compliance costs, or further restrict our operational flexibility, any of which could have a material adverse effect on our results of operations, competitive position, financial condition or prospects.
For a more thorough discussion of the regulatory issues that may affect our business, see “Regulation” in Item 1 of Part I of this Annual Report.
Risks Affecting Our Liquidity and Capital Resources
Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.
We continue to carry significant debt. As of December 31, 2014, our consolidated long-term debt was approximately $20.7 billion. Approximately $3.4 billion of our consolidated debt, excluding capital lease and other obligations, matures over the 36 months ending December 31, 2017.
Our significant levels of debt can adversely affect us in several other respects, including:

•	limiting the ability of CenturyLink and its subsidiaries to access the capital markets;

•	exposing CenturyLink and its subsidiaries to the risk of credit rating downgrades, as described further below;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, acquisitions, strategic initiatives, dividends, stock repurchases or other uses;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
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

•
we become subject to significant judgments or settlements in one or more of the matters discussed in Note 14—Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments. If we are unable to satisfy the financial covenants contained in those instruments, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.
As noted above, If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure the applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.
Any downgrade in the credit ratings of us or our affiliates could limit our ability to obtain future financing, increase our borrowing costs and adversely affect the market price of our existing debt securities or otherwise impair our business, financial condition and results of operations.
Nationally recognized credit rating organizations have issued credit ratings relating to our long-term debt and the long-term debt of several of our subsidiaries. Most of these ratings are below “investment grade”, which results in higher borrowing costs than "investment grade" debt as well as reduced marketability of our debt securities. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

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
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under “Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers,” increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or if the FCC requires higher minimum transmission speeds to qualify as "broadband service", we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. State law applicable to each of our subsidiaries restricts the amount of dividends that they may pay. Restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations), and restrictions imposed by credit instruments or other agreements applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.

We cannot assure you that we will continue paying dividends at the current rates or at all.
For the reasons noted below, we cannot assure you that we will continue periodic dividends on our capital stock at the current rates or at all.
As noted in the immediately preceding risk factor, because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on the earnings and cash flow of our subsidiaries and their ability to furnish funds to us in the form of dividends, loans or other payments.
Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason, including without limitation any of the following:

•
our supply of cash or other liquid assets is anticipated to decrease due to our projected payment of higher cash taxes and might decrease further for any of the reasons or potential adverse events or developments described in this report, including (i) changes in competition, regulation, Universal Service support payments, technology, taxes, capital markets, operating costs or litigation costs, or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

•
our cash requirements or plans might change for a wide variety of reasons, including changes in our capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), pension funding payments, or financial position;

•	our ability to service and refinance our current and future indebtedness and our ability to borrow or raise additional capital to satisfy our capital needs;

•
the amount of dividends that we may distribute to our shareholders is subject to restrictions under Louisiana law and restrictions imposed by our existing or future credit facilities, debt securities, outstanding preferred stock securities, leases and other agreements, including restricted payment and leverage covenants; and

•
the amount of cash that our subsidiaries may make available to us, whether by dividends, loans or other payments, may be subject to the legal, regulatory and contractual restrictions described in the immediately preceding risk factor.

Based on its evaluation of these and other relevant factors, our Board of Directors may, in its sole discretion, decide not to declare a dividend on our common stock or our outstanding shares of preferred stock for any period for any reason, regardless of whether we have funds legally available for such purposes. Holders of our equity securities should be aware that they have no contractual or other legal right to receive dividends.
Similarly, holders of our common stock should be aware that repurchases of our common stock under our current repurchase plan are completely discretionary, and may be suspended or discontinued at any time for any reason regardless of our financial position.
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
At December 31, 2014, we had approximately $1.6 billion of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest. Under certain circumstances, these NOLs can be used to offset our future federal taxable income. Additionally, we had state NOLs of $12 billion, which have a gross tax benefit of $528 million.

The acquisitions of Qwest and Savvis caused “ownership changes” under federal tax laws relating to the post-acquisition use of NOLs and other federal tax attributes. As a result, these laws could limit our ability to use the federal NOLs and certain other federal tax attributes. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect, based on current laws and circumstances, to use substantially all of the federal NOLs and other federal tax attributes to reduce our federal tax liability in 2015.
A significant portion of the state NOLs are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOLs will be limited by state laws related to ownership changes. As a result, we do not expect to utilize a large portion of the state NOLs, and a valuation allowance has been established against the state NOLs in the amount of $312 million.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
With approximately 45,000 employees, and approximately 67,000 pension retirees and approximately 24,000 former employees with vested benefits participating in our benefit plans as of December 31, 2014, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;

•	changes in prevailing interest rates and discount rates used to calculate the funding status of our pension and other post-retirement plans;

•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•	increasing longevity of our employees and retirees;

•	the continuing implementation of the Patient Protection and Affordable Care Act, and the related reconciliation act and regulations promulgated thereunder;

•	increases in the number of retirees who elect to receive lump sum benefit payments;

•	changes in plan benefits; and

•	changes in funding laws or regulations.
Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.
As of December 31, 2014, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 7—Employee Benefits to our consolidated financial statements included in Item 8 of Part II of this Annual Report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 7 of Part II of this Annual Report.
Our cash flows may not be adequate to fund all of our current objectives.
As noted in the foregoing risk factor disclosures, changes in competition, technology, regulation and demand for our legacy services continue to place downward pressure on our consolidated cash flows. We rely upon these cash flows to partially or wholly fund several of our commitments and business objectives, including without limitation funding our capital expenditures, operating costs, share repurchases, dividends, pension funding payments, and debt repayments. We cannot assure you that our future cash flows will be sufficient to fund all of our cash requirements in the manner currently contemplated, especially after we deplete our current net operating loss carryforwards. Our inability to fund certain of these payments could have an adverse impact on our business, operations, competitive position, or the value of our stock.
For additional information concerning our liquidity and capital resources, see Items 7 and 8 of Part II of this Annual Report. For a discussion of certain currency and liquidity risks associated with our international operations, see "Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."

Other Risks
We face hurricane and other natural disaster risks, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.
A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our plant (excluding our outside plant) and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Moreover, we do not carry insurance against all types of losses. For instance, we are not insured for loss of use of all our outside plant, business interruption or terrorism. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.
If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, our consolidated financial statements and related disclosures could be materially affected.
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of this Annual Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
As of December 31, 2014, approximately 54% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition.
Our agreements and organizational documents and applicable law could limit another party’s ability to acquire us.
A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors. For additional information, please see our Registration Statement on Form 8-A/A filed with the SEC on July 1, 2009. This could deprive our shareholders of any related takeover premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2014	2013
Land	2%	2%
Fiber, conduit and other outside plant (1)	41%	41%
Central office and other network electronics (2)	36%	35%
Support assets (3)	18%	19%
Construction in progress (4)	3%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment and software under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration.
Our net property, plant and equipment was $18.4 billion and $18.6 billion at December 31, 2014 and 2013, respectively. Some of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries. For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Several putative class actions have been filed against us disputing our use of certain rights-of-way as described in "Legal Proceedings—Pending Matters" in Item 3 of Part I of this Annual Report. If we lose any of these rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of our network. However, we do not currently expect any material adverse impacts as a result of the loss of any of these rights.
ITEM 3. LEGAL PROCEEDINGS
The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 14—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this Annual Report is incorporated herein by reference.
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

	Sales Price		Cash Dividend per Common Share
	High	Low
2014
First quarter	$32.98	27.93	0.540
Second quarter	38.21	32.45	0.540
Third quarter	45.67	35.70	0.540
Fourth quarter	41.99	37.56	0.540
2013
First quarter	$42.01	32.05	0.540
Second quarter	38.40	33.83	0.540
Third quarter	36.49	31.21	0.540
Fourth quarter	34.18	29.93	0.540
Dividends on common stock during 2014 and 2013 were paid each quarter. On February 23, 2015, our Board of Directors declared a common stock dividend of $0.54 per share.
As described in greater detail in Item 1A of Part I of this Annual Report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
At February 17, 2015, there were approximately 146,000 stockholders of record, although there were significantly more beneficial holders of our common stock. At February 17, 2015, the closing stock price of our common stock was $39.23.
Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 repurchase program. During the three months ended December 31, 2014, we repurchased approximately 2.3 million shares of our outstanding common stock in the open market (excluding common shares that, as of December 31, 2014, we had agreed to purchase under the program for an aggregate of $6 million in transactions that settled early in the first quarter of 2015). These shares were repurchased for an aggregate market price of $91 million or an average purchase price of $39.84 per share. The common stock repurchased has been retired. For additional information, see Note 17—Repurchase of CenturyLink Common Stock to our consolidated financial statements included in Item 8 of Part II of this Annual Report.
The following table contains information about shares of our previously-issued common stock that were repurchased under our current 24-month Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 2014	—	—	—	$890,725,201
November 2014	863,498	$40.43	863,498	855,811,879
December 2014	1,413,410	39.47	1,413,410	800,020,486
Total	2,276,908	39.84	2,276,908

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2014 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2014	25,725	$40.10
November 2014	19,517	40.73
December 2014	8,408	39.61
Total	53,650

ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
The tables of selected financial data shown below are derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.
The results of operations include Savvis for periods after July 15, 2011 and Qwest Communications International Inc. ("Qwest") for periods after April 1, 2011.
Selected financial information from our consolidated statements of operations data is as follows:

	Years Ended December 31, (1)
	2014(2)	2013 (3)	2012	2011	2010
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$18,031	18,095	18,376	15,351	7,042
Operating expenses	15,621	16,642	15,663	13,326	4,982
Operating income	$2,410	1,453	2,713	2,025	2,060
Income before income tax expense	1,110	224	1,250	948	1,531
Net income (loss)	772	(239)	777	573	948
Basic earnings (loss) per common share	1.36	(0.40)	1.25	1.07	3.13
Diluted earnings (loss) per common share	1.36	(0.40)	1.25	1.07	3.13
Dividends declared per common share	2.16	2.16	2.90	2.90	2.90
Weighted average basic common shares outstanding	568,435	600,892	620,205	532,780	300,619
Weighted average diluted common shares outstanding	569,739	600,892	622,285	534,121	301,297
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this Annual Report for a discussion of unusual items affecting the results for the years ended December 31, 2014, 2013 and 2012.

(2)
During 2014, we recognized a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary and a $63 million pension settlement charge. For additional information, see Note 17—Quarterly Financial Data (Unaudited) to our consolidated financial statements included in Item 8 of Part II of this Annual Report.

(3)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to our then hosting segment (now business) and a litigation settlement charge of $235 million.

Selected financial information from our consolidated balance sheets data is as follows:

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Net property, plant and equipment	$18,433	18,646	18,909	19,361	8,754
Goodwill (1)	20,755	20,674	21,627	21,627	10,261
Total assets	50,147	51,787	53,940	55,964	22,038
Total long-term debt (2)	20,671	20,966	20,605	21,836	7,328
Total stockholders' equity (1)	15,023	17,191	19,289	20,827	9,647
_______________________________________________________________________________

(1)	We recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion during 2013 for goodwill attributed to our then hosting segment.

(2)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

Selected financial information from our consolidated statements of cash flows data is as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$5,188	5,559	6,065	4,201	2,045
Net cash used in investing activities	(3,077)	(3,148)	(2,690)	(3,647)	(859)
Net cash used in financing activities	(2,151)	(2,454)	(3,295)	(577)	(1,175)
Payments for property, plant and equipment and capitalized software	(3,047)	(3,048)	(2,919)	(2,411)	(864)
The following table presents certain of our selected operational metrics:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total broadband subscribers (1)	6,082	5,991	5,851	5,655	2,349
Total access lines (1)	12,394	13,002	13,751	14,587	6,489
Total data centers (2)	58	55	54	51	—
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

(2)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located throughout North America, Europe and Asia.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report. Certain statements in this Annual Report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of Part I of this Annual Report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this Annual Report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network access, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At December 31, 2014, we operated approximately 12.4 million access lines in 37 states, served approximately 6.1 million broadband subscribers, and operated 58 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, broadband subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries.
Effective November 1, 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as four segments: consumer, business, wholesale and hosting. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, MPLS, Voice over Internet Protocol ("VoIP"), network management services, colocation, managed hosting and cloud hosting services. Our legacy services offered to these customers primarily include switched access, long-distance, and local services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance services.

Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014(1)	2013 (2)	2012
	(Dollars in millions except per share amounts)
Operating revenues	$18,031	18,095	18,376
Operating expenses	15,621	16,642	15,663
Operating income	2,410	1,453	2,713
Other expense, net	1,300	1,229	1,463
Income tax expense	338	463	473
Net income (loss)	$772	(239)	777
Basic earnings (loss) per common share	$1.36	(0.40)	1.25
Diluted earnings (loss) per common share	$1.36	(0.40)	1.25
_______________________________________________________________________________

(1)
During 2014, we recognized a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary and a $63 million pension settlement charge. For additional information, see Note 17—Quarterly Financial Data (Unaudited) to our consolidated financial statements included in Item 8 of Part II of this Annual Report.

(2)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to our then hosting (now business) segment and a litigation settlement charge of $235 million.

The following table summarizes our broadband subscribers, access lines, data centers and number of employees:

	As of December 31,
	2014	2013	2012
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total broadband subscribers (1)	6,082	5,991	5,851
Total access lines (1)	12,394	13,002	13,751
Total data centers (2)	58	55	54
Total employees	45	47	47
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

(2)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located throughout North America, Europe and Asia.

During the last decade, we have experienced revenue declines primarily due to declines in access lines, switched access rates and minutes of use. To mitigate these declines, we remain focused on efforts to, among other things:

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
Operating Revenues
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in fourteen markets, and our commissions on satellite service), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our business customers; and

•
Other revenues, which consists primarily of Universal Service Fund ("USF") support and USF surcharges. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers invoices to fund the FCC's universal service programs. Unlike the first three revenue categories, other revenues are not included in our segment revenues.

The following tables summarize our operating revenues recorded under our four revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$9,200	8,823	377	4%
Legacy services	7,138	7,616	(478)	(6)%
Data integration	690	656	34	5%
Other	1,003	1,000	3	—%
Total operating revenues	$18,031	18,095	(64)	—%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Strategic services	$8,823	8,427	396	5%
Legacy services	7,616	8,221	(605)	(7)%
Data integration	656	672	(16)	(2)%
Other	1,000	1,056	(56)	(5)%
Total operating revenues	$18,095	18,376	(281)	(2)%

Our total operating revenues decreased by $64 million, or less than 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 and operating revenues decreased by $281 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decline in revenues for both periods was primarily due to lower legacy services revenues, which decreased by $478 million, or 6%, and $605 million, or 7%, for the respective periods. The decline in revenues reflects the continuing loss of access lines and loss of access revenue primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including internet and wireless communication services. At December 31, 2014, we had approximately 12.4 million access lines, or approximately 4.7% less than the number of access lines we operated at December 31, 2013. At December 31, 2013, we had approximately 13.0 million access lines, or approximately 5.4% less than the number of access lines we operated at December 31, 2012. We estimate that the rate of our access lines losses will be between 4.4% and 5.0% over the full year of 2015. The growth in our strategic services revenues for both periods was primarily due to increases in broadband, Ethernet, MPLS, facilities-based video and hosting services, which were substantially offset by a decline in private line (including special access) services. Data integration revenues, which are typically more volatile than our other sources of revenues, increased by $34 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to several large sales of customer premise equipment to governmental and business customers and related professional services in 2014. Data integration decreased by $16 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to declines in governmental sales and professional services, which were partially offset by an increase in maintenance services. Other operating revenues increased for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher USF surcharge revenues related to increased universal service fund contribution factors. Other revenues decreased by $56 million, or 5%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to USF surcharge rate reductions.
We are aggressively marketing our strategic services (including our hosting services) to offset the continuing declines in our legacy services revenues.
Due to potential differences in the accounting treatment, our future federal USF support revenues could be materially impacted whether we elect to receive or reject any specific opportunities to construct additional broadband service plant in unserved portions of our service areas under Phase 2 of the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") program. For additional information about the potential revenue impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
Our current definitions of operating expenses are as follows:

•
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); payments to universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); litigation expenses associated with our operations; and other expenses directly related to our operations; and

•
Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.

The following tables summarize our operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,846	7,507	339	5%
Selling, general and administrative	3,347	3,502	(155)	(4)%
Depreciation and amortization	4,428	4,541	(113)	(2)%
Impairment of goodwill	—	1,092	(1,092)	nm
Total operating expenses	$15,621	16,642	(1,021)	(6)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,507	7,639	(132)	(2)%
Selling, general and administrative	3,502	3,244	258	8%
Depreciation and amortization	4,541	4,780	(239)	(5)%
Impairment of goodwill	1,092	—	1,092	nm
Total operating expenses	$16,642	15,663	979	6%
_______________________________________________________________________________
nm - Attributing changes in impairment of goodwill to the 2013 goodwill impairment charge are considered not meaningful.
The decrease in total operating expenses of $1.021 billion for fiscal 2014 over fiscal 2013 was substantially impacted by a goodwill impairment charge of $1.092 billion and a charge of $235 million in connection with a litigation settlement recorded in 2013. Excluding the effects of this goodwill impairment charge and litigation charge, total operating expenses for the year ended December 31, 2014 increased by $306 million, or 2%, as compared to the year ended December 31, 2013. The increase was primarily attributable to increases in employee-related costs, customer premise equipment installation and maintenance costs, facility costs, network expense and real estate and power costs. These increases were partially offset by lower amortization expense. In the fourth quarter of 2014, we recorded $63 million of expense associated with lump sum payments to former vested employees in settlement of future pension benefits. For additional information on the pension plan settlement accounting, see Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report.
The increase in total operating expenses of $979 million for fiscal 2013 over fiscal 2012 was substantially impacted by a goodwill impairment charge of $1.092 billion and a charge of $235 million in connection with a litigation settlement recorded in 2013. Excluding the effects of the goodwill impairment charge and litigation charge, total operating expenses for the year ended December 31, 2013 decreased by $348 million, or 2%, as compared to the year ended December 31, 2012. The decrease was primarily attributable to lower depreciation and amortization expense and lower employee-related costs, bad debt expense and customer premise equipment installation and maintenance costs, which were partially offset by increases in facility costs, network expense and real estate and power costs.
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) increased by $339 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increases in employee-related costs (which was significantly impacted by the above noted lump sum pension payments), customer premise equipment installation expenses related to the increase in data integration revenues, facility and network costs, real estate and power costs and Prism TV programming expenses. Cost of services and products (exclusive of depreciation and amortization) decreased by $132 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in professional fees, customer premise equipment installation and maintenance costs and employee-related costs. These decreases were partially offset by increases in facility costs, network expenses and real estate and power costs.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $155 million, or 4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the above-mentioned $235 million decrease in legal reserves from the prior year's litigation settlement. The decrease was partially offset by increases in employee-related costs (including severance costs), insurance expense and impairment charges related to office buildings sold and currently being held for sale. Selling, general and administrative expenses increased by $258 million, or 8%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a charge of $235 million in connection with the above-mentioned litigation settlement. The increase was also attributed to increases in employee-related costs, professional fees and external commissions, which were partially offset by a decrease in bad debt expense. For all periods presented, our expenses include the transaction, severance and integration expenses related to our acquisitions since 2009, including the Qwest Communications International Inc. ("Qwest"), Savvis, Inc. ("Savvis") and Embarq Corporation ("Embarq") acquisitions.
Non-recurring Operating Expenses Related to Acquisitions
We have incurred certain non-recurring operating expenses related to our acquisitions since 2009, including our acquisitions of Embarq in July 2009, Qwest in April 2011 and Savvis in July 2011. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations, as summarized below.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$15	15	22
Total	$15	15	22
Selling, general and administrative:
Integration and other expenses associated with acquisitions	$36	28	25
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	10	36
Total	$36	38	61
Based on current plans and information, we estimate, in relation to our Qwest acquisition, total integration, severance and retention expenses to be between $600 million to $625 million (which includes approximately $562 million of cumulative expenses incurred through December 31, 2014) and our capital expenditures associated with integration activities will approximate $150 million (which includes approximately $128 million of cumulative capital expenditures incurred through December 31, 2014). We anticipate that the amount of our integration costs in future years will vary substantially based on integration activities conducted during those periods and could in certain cases be higher than those incurred by us during the year ended December 31, 2014.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Depreciation	$2,958	2,952	6	—%
Amortization	1,470	1,589	(119)	(7)%
Total depreciation and amortization	$4,428	4,541	(113)	(2)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Depreciation	$2,952	3,070	(118)	(4)%
Amortization	1,589	1,710	(121)	(7)%
Total depreciation and amortization	$4,541	4,780	(239)	(5)%

Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. Depreciation expense increased by $6 million, or less than 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The 2014 depreciation expense was higher than the respective prior period depreciation expense due to new plant additions in 2014 and changes in the estimated lives of certain property, plant and equipment, which was partially offset by our plant aging and becoming fully depreciated or retired. During January 2014, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment, which resulted in increased 2014 annual depreciation expense. Additionally, we recently developed a plan to migrate customers from one of our networks to another between the fourth quarter of 2014 and the fourth quarter of 2015. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. These changes resulted in an increase in depreciation expense of approximately $90 million for the year ended December 31, 2014 and is expected to result in an increase of approximately $48 million for 2015 relative to these certain assets. Depreciation expense decreased $118 million, or 4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The 2013 depreciation expense was lower than the respective prior period depreciation expense due to our plant aging and becoming fully depreciated or retired, which was partially offset by new plant additions in 2013. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Amortization expense decreased by $119 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was due to the use of accelerated amortization methods for a portion of the customer relationship assets acquired in connection with the acquisitions of Embarq in 2009 and Qwest in 2011. These annual declines are expected to continue. Additionally, amortization expense declined due to software becoming fully amortized faster than new software is acquired, which was partially offset by increased amortization resulting from changes in the estimate of the remaining economic lives of the Savvis trade name and certain cloud software. Amortization expense decreased by $121 million, or 7%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease was due to the above-mentioned use of accelerated amortization methods for a portion of the customer relationship assets acquired in connection with the Embarq and Qwest acquisitions. Additionally amortization expense declined due to software becoming fully amortized faster than new software is acquired, which was partially offset by the above-mentioned increase resulting from changes in the estimate of the remaining economic lives of the Savvis trade name and certain cloud software. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Goodwill Impairment
During our 2013 annual goodwill impairment assessment, we concluded the carrying value of goodwill assigned to our then hosting reporting unit exceeded its estimated implied fair value by $1.092 billion. The decline in our then hosting reporting unit’s estimated fair value was the result of slower than previously projected revenue and margin growth and greater than anticipated competitive pressures.
For additional information on the risk associated with intangible assets, see "Critical Accounting Policies and Estimates-Goodwill, Customer Relationships and Other Intangibles Assets" below and "Risk Factors" in Item 1A of Part I of this Annual Report.
Further analysis of our operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(1,311)	(1,298)	13	1%
Net gain on early retirement of debt	—	10	(10)	100%
Other income, net	11	59	(48)	(81)%
Total other expense, net	$(1,300)	(1,229)	71	6%
Income tax expense	$338	463	(125)	(27)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Interest expense	$(1,298)	(1,319)	(21)	(2)%
Net gain (loss) on early retirement of debt	10	(179)	189	106%
Other income, net	59	35	24	69%
Total other expense, net	$(1,229)	(1,463)	(234)	(16)%
Income tax expense	$463	473	(10)	(2)%
Interest Expense
Interest expense increased by $13 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a reduction in the amortization of debt premiums, which were partially offset by the reversal of certain tax interest reserves and increased capitalized interest. Interest expense decreased by $21 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a lower amount of average debt outstanding along with lower interest rates, which were partially offset by a reduction in the amortization of debt premiums.
Net Gain or Loss on Early Retirement of Debt
In the fourth quarter of 2013, Qwest Communications International Inc. ("QCII") redeemed its outstanding debt securities, which resulted in a gain of $10 million.
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
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net decreased by $48 million, or 81%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a second quarter of 2014 impairment charge of $14 million recorded in connection with the then pending sale of our 700 MHz A-Block wireless spectrum licenses and a $32 million gain on the sale of wireless spectrum in the first quarter of 2013. The sale of our 700 MHz A-Block wireless spectrum licenses closed on November 3, 2014, and we received $39 million in cash in the aggregate. Other income, net increased by $24 million, or 69%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to the above-mentioned $32 million gain on the sale of wireless spectrum in January 2013, which was larger than the gain on sale of auction rate securities recognized in 2012.

Income Tax Expense
Income tax expense decreased by $125 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Our income tax expense for the year ended December 31, 2013 decreased by $10 million from the amounts for the comparable prior year. For the years ended December 31, 2014, 2013 and 2012, our effective income tax rate was 30.5%, 206.7% and 37.8%, respectively. The effective tax rate for the year ended December 31, 2014, reflects a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset, an indirect investment in KPNQwest, N.V. The subsidiary was acquired as part of the acquisition of Qwest and we assigned it no fair value in the acquisition due to the bankruptcy proceedings, which were then ongoing. The effective tax rate for the year ended December 31, 2014 also reflects a $13 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating losses ("NOLs"). The rate also reflects the absence of tax benefits from the impairment and disposition of our 700 MHz A-Block wireless spectrum licenses in 2014, because we are not likely to generate income of a character required to realize a tax benefit from the loss on disposition during the period permitted by law for utilization of that loss. The 2013 effective tax rate reflects the impacts of the $1.092 billion non-deductible goodwill impairment and of an unfavorable accounting adjustment of $17 million related to non-deductible life insurance costs. The 2013 tax expense also includes the impacts of a favorable settlement with the Internal Revenue Service ("IRS") of $33 million and a favorable adjustment of $22 million related to the reversal of liabilities for uncertain tax positions. The 2012 effective tax rate reflects the $16 million reversal of a valuation allowance related to the auction rate securities we sold in 2012, a $12 million benefit related to state NOLs net of valuation allowance, and a $6 million expense associated with reversing a receivable related to periods that have been effectively settled with the IRS. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.
Segment Results
The results for our business and consumer segments are summarized below for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Total segment revenues	$17,028	17,095	17,320
Total segment expenses	8,509	8,167	8,147
Total segment income	$8,519	8,928	9,173
Total margin percentage	50%	52%	53%
Business:
Revenues	$11,034	11,091	11,156
Expenses	6,089	5,808	5,729
Income	$4,945	5,283	5,427
Margin percentage	45%	48%	49%
Consumer:
Revenues	$5,994	6,004	6,164
Expenses	2,420	2,359	2,418
Income	$3,574	3,645	3,746
Margin percentage	60%	61%	61%
Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our business. The segment recast resulted in increases in consumer segment expenses and decreases in business segment expenses for the years ended December 31, 2013 and 2012. The nature of the most significant changes to segment expenses are as follows:

•	Certain business segment expenses were reassigned to consumer segment expense; and

•	Certain business segment expenses were reassigned to corporate overhead.

For the years ended December 31, 2013 and 2012, the segment recast resulted in an increase in consumer expenses of $28 million and $32 million, respectively, and a decrease in business expenses of $45 million and $59 million, respectively.
During 2014, we adopted several changes with respect to the assignment of certain expenses to our then segments. We have restated our previously reported segment results for the years ended December 31, 2013 and 2012 to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

•
The method for allocating certain shared costs of consumer sales and care, including bad debt expense and credit card fees, was revised, which resulted in an increase in consumer segment expenses with a corresponding decrease in business segment expenses; and

•
The progress of our integration efforts and centralization of certain administrative functions enabled us to discontinue the inclusion of finance, information technology, legal and human resources expenses in our then hosting segment, which resulted in a decrease in business segment expenses.

For the years ended December 31, 2013 and 2012, the reassignments of expenses resulted in an increase in consumer expenses of $100 million and $95 million, respectively, and a decrease in business expenses of $165 million for both years.
The following table reconciles our total segment revenues and total segment income presented above to consolidated operating revenues and consolidated operating income reported in our consolidated statements of operations.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Total segment revenues	$17,028	17,095	17,320
Other operating revenues	1,003	1,000	1,056
Operating revenues reported in our consolidated statements of operations	$18,031	18,095	18,376
Total segment income	$8,519	8,928	9,173
Other operating revenues	1,003	1,000	1,056
Depreciation and amortization	(4,428)	(4,541)	(4,780)
Impairment of goodwill (Note 2)	—	(1,092)	—
Other unassigned operating expenses	(2,684)	(2,842)	(2,736)
Operating income reported in our consolidated statement of operations	$2,410	1,453	2,713
Allocation of Revenues and Expenses
Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. For information on how we allocate expenses to our segments, as well as other additional information about our segments, see Note 12—Segment Information to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Business
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our enterprise, wholesale and governmental customers increasingly demand customized and integrated data, Internet and voice services. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to continue to grow during 2015. Demand for our private line services (including special access) from our wholesale customers continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. While we expect that these factors will continue to negatively impact our wholesale customers, we believe the demand for our fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain. We anticipate continued pricing pressure for our colocation services as wholesale vendors continue to expand their enterprise colocation operations. We believe, however, that our hybrid data centers, which offer multiple products and services (including colocation, managed hosting, cloud and network services), will help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our managed hosting services, specifically our cloud services offerings, by endeavoring to add differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. We believe that this expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and we expect these trends to continue. Segment revenue for hosting area network products supporting colocation and managed hosting service offerings have been relatively flat due to providing lower volumes of such services, as well as pricing pressures on VPN and bandwidth services;

•
Legacy services. We face intense competition with respect to our higher margin legacy services and continue to see customers migrating away from these services and into lower margin strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. Our access, local services and long-distance revenues have been and we expect will continue to be adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many wholesale customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Our switched access revenues have been and will continue to be impacted by changes related to the Connect America and Intercarrier Compensation Reform order ("the 2011 order") adopted by the FCC in 2011, which we believe has increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. Conversely, the FCC instituted an access recovery charge that we believe will allow us to recover the majority of these lost wholesale revenues directly from other customers. We expect the net effect of these factors will continue to adversely impact our business segment revenues from our wholesale customers;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas, including the hiring of additional sales employees. We also expect our business segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business
	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$6,350	6,173	177	3%
Legacy services	3,998	4,267	(269)	(6)%
Data integration	686	651	35	5%
Total revenues	11,034	11,091	(57)	(1)%
Segment expenses:
Total expenses	6,089	5,808	281	5%
Segment income	$4,945	5,283	(338)	(6)%
Segment margin percentage	45%	48%

	Business
	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$6,173	5,952	221	4%
Legacy services	4,267	4,539	(272)	(6)%
Data integration	651	665	(14)	(2)%
Total revenues	11,091	11,156	(65)	(1)%
Segment expenses:
Total expenses	5,808	5,729	79	1%
Segment income	$5,283	5,427	(144)	(3)%
Segment margin percentage	48%	49%
Segment Revenues
Business segment revenues decreased by $57 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the decline in legacy services revenues, which were partially offset by the growth in our strategic services and data integration revenues. The decline in legacy services revenues was attributable to lower volumes of local access and traditional WAN services. The growth in our strategic services revenues was primarily due to strong MPLS unit growth and higher Ethernet volume, which were substantially offset by a decline in private line (including special access) services. The increase in data integration revenues was primarily due to higher sales of customer premise equipment to governmental and business customers during the period. Business segment revenues decreased by $65 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decline in legacy services revenues was caused by the same factors noted above for 2014. The increase in strategic services revenues came from increases in MPLS, colocation, and Ethernet services, which were partially offset by declines in private line (including special access) services. The decline in data integration revenues was primarily due to lower sales of customer premise equipment to governmental and business customers.

Segment Expenses
Business segment expenses increased by $281 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increases in employee-related costs attributable to higher wages, benefits and internal commissions, customer premise equipment costs resulting from higher governmental and business sales noted above, facility costs driven by MPLS unit growth and real estate and power costs. Business segment expenses increased by $79 million, or 1%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to increases in employee-related costs, facility costs, real estate and power costs and external commissions, which were partially offset by a decrease in equipment and maintenance costs.
Segment Income
Business segment income decreased by $338 million, or 6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to customers migrating from legacy services to lower margin strategic services. Business segment income decreased by $144 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to an increase in expenses.
Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Items 1 and 1A of Part I of this Annual Report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speed than ours or expanding their advanced wireless data service offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur substantial content and start-up expenses in advance of marketing and selling the service. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain and the video business is growing increasingly competitive. We believe these efforts to expand our offerings will improve our ability to compete and increase our strategic revenues;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer
	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services	$2,850	2,650	200	8%
Legacy services	3,140	3,349	(209)	(6)%
Data integration	4	5	(1)	(20)%
Total revenues	5,994	6,004	(10)	—%
Segment expenses:
Total expenses	2,420	2,359	61	3%
Segment income	$3,574	3,645	(71)	(2)%
Segment margin percentage	60%	61%

	Consumer
	Years Ended December 31,		Increase / (Decrease)	% Change
	2013	2012
	(Dollars in millions)
Segment revenues:
Strategic services	$2,650	2,475	175	7%
Legacy services	3,349	3,682	(333)	(9)%
Data integration	5	7	(2)	(29)%
Total revenues	6,004	6,164	(160)	(3)%
Segment expenses:
Total expenses	2,359	2,418	(59)	(2)%
Segment income	$3,645	3,746	(101)	(3)%
Segment margin percentage	61%	61%
Segment Revenues
Consumer segment revenues decreased by $10 million, or less than 1%, for year ended December 31, 2014 as compared to the year ended December 31, 2013 and decreased by $160 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in strategic services revenues for both periods was due primarily to increases in the number of our facilities-based video customers and increases in the number of broadband subscribers, as well as from price increases on various services. The decline in legacy services revenues for both periods was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the competitive and technological changes described above, offset in part by increases in access recovery charges.
Segment Expenses
Consumer segment expenses increased by $61 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increases in marketing and advertising expenses, Prism TV content costs resulting from subscriber growth in our Prism TV markets and the number of modems shipped for Prism customer premise equipment, which were partially offset by reductions in employee-related costs and facility costs. Consumer segment expenses decreased by $59 million, or 2%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to decreases in bad debt expense, salaries and wages and facility costs, partially offset by increases in Prism TV content costs resulting from subscriber growth and external commissions.

Segment Income
Consumer segment income decreased by $71 million, or 2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to customers migrating from legacy services to lower margin strategic services, which caused our segment expenses to increase at a faster pace than segment revenues. Consumer segment income decreased by $101 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a decline in total revenues.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) pension and post-retirement benefits; (iv) loss contingencies and litigation reserves; and (v) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.
Goodwill, Customer Relationships and Other Intangible Assets
We amortize customer relationships primarily over an estimated life of 10 to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.
We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. We assign goodwill to the reporting units using a relative fair value approach. We utilize the trailing twelve months earnings before interest, taxes, depreciation and amortization as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized. The use of other fair value assignment methods could result in materially different results. For additional information on the November 1, 2014 reorganization of our segments, see Note 12—Segment Information to our consolidated financial statements in Item 8 of Part II of this Annual Report.
We are required to assess goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test. For 2014, our annual assessment date for testing goodwill impairment was October 31.
As of October 31, 2014, we assessed our reporting units, which were our then four reportable segments at such date (business, consumer, wholesale and hosting) and concluded the estimated fair value of our business and wholesale reporting units was substantially in excess of our carrying value of equity and the estimated fair value of our consumer and hosting reporting units exceeded our carrying value of equity by 8% and 12%, respectively.
For additional information on our goodwill balances by segment, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets in Item 8 of Part II of this Annual Report.

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2015 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in our legal affairs or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our segments. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2015.
Property, Plant and Equipment
Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date, plus the estimated value of any associated legally or contractually required asset retirement obligation. Purchased and constructed property, plant and equipment is recorded at cost, plus the estimated value of any associated legally or contractually required asset retirement obligation. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight-line method using class or overall group rates. The group method provides for the recognition of the remaining net investment, less anticipated net salvage value, over the remaining useful life of the assets. This method requires the periodic revision of depreciation rates.
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
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $440 million annually or increased depreciation expense by approximately $630 million annually, respectively.
Pension and Post-retirement Benefits
We sponsor a noncontributory qualified defined benefit pension plan (referred to as our pension plan) for a substantial portion of our employees. In addition to this tax qualified pension plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. On December 31, 2014, we merged our existing qualified pension plans, which included merging the Qwest Pension Plan and the Embarq Retirement Pension Plan into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan.
In 2014, approximately 16% of the pension plan's January 1, 2014 net actuarial loss balance of $1.1 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 9 years for the plans. The other 84% of the pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2014. The entire beginning net actuarial loss of $37 million for the post-retirement benefit plans was treated as indefinitely deferred during 2014.
In 2013, approximately 33% of the pension plans' January 1, 2013 net actuarial loss balance of $2.2 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 12 years for the plans. The other 67% of the pension plans' beginning net actuarial loss balance was treated as indefinitely deferred during 2013. The entire beginning net actuarial loss of $446 million for the post-retirement benefit plans was treated as indefinitely deferred during 2013.

In computing the pension and post-retirement health care and life insurance benefit obligations, our most significant assumptions we make are the discount rate and mortality rates. In computing the periodic pension and post-retirement benefit expense, the most significant assumptions we make are the discount rate and the expected rate of return on plan assets.
The discount rate for each plan is the rate at which we believe we could effectively settle the plan's benefit obligations as of the end of the year. We selected each plan's discount rate based on a cash flow matching analysis using hypothetical yield curves from U.S. corporate bonds rated high quality and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds.
Mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries. In 2014, the Society published new mortality rate tables reflecting increases in the projected life expectancies of North Americans since its publications of earlier tables. We adopted the new tables immediately. This resulted in an increase to the projected benefit obligation of approximately $1.3 billion for our pension and post-retirement benefit plans and is expected to result in additional expense of approximately $159 million in 2015.
The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets in the future. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations to which we then add a factor of 50 basis points to reflect the benefit we expect to result from our active management of the assets. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.
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
Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive (loss) income in the consolidated statements of comprehensive (loss) income as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2014 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2014 would have increased by $59 million. If our assumed discount rates for 2014 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2014 would have decreased by $12 million and our projected benefit obligation for 2014 would have increased by approximately $2.3 billion.
Loss Contingencies and Litigation Reserves
We are involved in several material legal proceedings, as described in more detail in Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.
For matters related to income taxes, if we determine in our judgment that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize in our financial statements a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if we determine in our judgment that the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. The overall tax liability recorded for uncertain tax positions as of December 31, 2014, considers the anticipated utilization of any applicable tax credits and NOLs.

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
In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all which involve the exercise of significant judgment. At December 31, 2014, we established a valuation allowance of $409 million, primarily related to state NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
Liquidity and Capital Resources
Overview
At December 31, 2014, we held cash and cash equivalents of $128 million and we had approximately $1.3 billion of borrowing capacity available under our $2.0 billion revolving credit facility (referred to, as amended, as our "Credit Facility", which is described further below). At December 31, 2014, cash and cash equivalents of $58 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2015, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards during 2015.
Based on our current capital allocation objectives, during 2015 we anticipate expending approximately $3.0 billion of cash for capital investment in property, plant and equipment and up to $1.2 billion for dividends on our common stock, based on the current annual common stock dividend rate of $2.16 and the current number of outstanding common shares. We have debt maturities of approximately $442 million, scheduled debt principal payments of approximately $22 million, and scheduled capital lease and other obligation payments of approximately $86 million due during 2015. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
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

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total 2015 capital expenditures to be approximately $3.0 billion.
Our capital expenditures continue to be focused on our strategic services such as video, broadband, fiber to the tower, software development and managed hosting services. For more information on capital spending, see Items 1 and 1A of Part I of this Annual Report.
Debt and Other Financing Arrangements
Approximately $350 million of CenturyLink, Inc. Series M 5.000% notes matured on 2/17/15, and $92 million of our QC 7.625% senior notes will mature on 6/15/15.
On February 20, 2015, QC entered into a new credit agreement with several lenders that allows QC to borrow up to $100 million under a term loan. Under this new credit agreement, QC borrowed $100 million under a ten-year term note that expires on February 20, 2025.
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and Qwest Corporation by credit rating agencies, among other factors. For further information on our debt maturities, see below "Future Contractual Obligations."
As of the date of this Annual Report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba2	Baa3
Fitch Ratings	BB+	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades of CenturyLink's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of our borrowing under the Credit Facility. Moreover, any downgrades of CenturyLink's or Qwest Corporation's senior unsecured debt ratings could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of this Annual Report.
Net Operating Loss Carryforwards
We are currently using NOLs to offset our federal taxable income. At December 31, 2014, we had approximately $1.6 billion of federal net operating losses. Based on current laws and circumstances, including the statutory extension of allowing bonus depreciation for 2014, we now expect to deplete substantially all of these tax benefits during 2015. Once our NOLs are fully utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. Based on current laws and circumstances applied to estimates of 2015 earnings, we estimate our income tax liability related to 2015 to be between $300 million and $400 million. Approximately $275 million of this amount will be paid in early 2016 in accordance with federal tax installment provisions. For 2016, we estimate our income tax payments to be between $1.1 billion and $1.3 billion, which includes the installment payments of approximately $275 million related to our 2015 federal tax liability. Should bonus depreciation be extended for 2015, we estimate that our income tax liability for 2015 would be between $50 million and $100 million and for 2016 would be between $850 million and $1.0 billion. Approximately $300 million of the 2016 amount would be paid in early 2017 in accordance with federal tax installment provisions.

Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason. In early 2013, our Board of Directors approved a 25.5% reduction in our quarterly common stock dividend rate to $0.54 per share, which we believe increased our flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $307 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report.
Stock Repurchase Program
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. For the year ended December 31, 2014, we repurchased 5.2 million shares for $200 million or an average purchase price of $38.40 per share under this 2014 stock repurchase program (excluding common shares that, as of December 31, 2014, we had agreed to purchase under the program for an aggregate of $6 million in transactions that settled early in the first quarter of 2015). The repurchased common stock has been retired. As of February 20, 2015, we had repurchased 7.7 million shares for $298 million, or an average purchase price of $38.57 per share. We currently expect to continue purchasing shares under this 2014 program in open market transactions, subject to market conditions and other factors. As of December 31, 2014, we had approximately $800 million remaining available for stock repurchases under this 2014 stock repurchase program. For additional information on repurchases made during the quarter ended December 31, 2014, see Item 5 of Part II of this Annual Report.
Credit Facilities
On December 3, 2014, we amended our existing $2.0 billion revolving credit facility to extend the maturity date to December 3, 2019. The amended Credit Facility (the "Credit Facility") has 16 lenders, with commitments ranging from $3.5 million to $198.5 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At December 31, 2014, we had $725 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At December 31, 2014, we owed $380 million under a term loan maturing in 2019, which includes covenants substantially the same as those set forth in the Credit Facility.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2014, our outstanding letters of credit totaled $124 million under this facility.
In January 2015, we entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility.
For information on our outstanding debt securities, see immediately below "Future Contractual Obligations" and Note 3—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	2020 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations (excluding unamortized premiums, discounts and other, net.)	$550	1,494	1,497	248	1,474	15,519	20,782
Interest on long-term debt and capital leases (1)	1,349	1,279	1,211	1,124	1,097	15,543	21,603
Operating leases	311	280	257	233	202	974	2,257
Purchase commitments (2)	141	98	56	28	22	62	407
Post-retirement benefit obligation (3)	57	57	57	93	91	1,008	1,363
Non-qualified pension obligations (3)	6	6	5	5	5	20	47
Unrecognized tax benefits (4)	—	—	—	—	—	47	47
Other	13	7	5	6	9	67	107
Total future contractual obligations (5)	$2,427	3,221	3,088	1,737	2,900	33,240	46,613
_______________________________________________________________________________

(1)
Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2014.

(2)
We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on estimates of the level of services we expect to receive.

(3)	Reflects only the portion of total obligation that is contractual in nature. See Note 5 below

(4)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. The $47 million is composed of unrecognized tax benefits of $17 million and related estimated interest of $30 million, which would result in future cash payments if our tax positions were not upheld. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2020 and thereafter" column in the above table.

(5)	The table is limited to contractual obligations only and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2014. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we terminate these contracts in 2015, the contract termination fees would be approximately $272 million. Under the same assumption, we estimate that our termination fees for these contracts to purchase goods and services would be approximately $157 million. In the normal course of business, we do not believe payment of these fees is likely; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.

Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. The accounting unfunded status (benefit obligations) as of December 31, 2014 of our defined benefit pension plans and post-retirement benefit plans were $2.5 billion and $3.5 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. We made cash contributions to the trust totaling $157 million in 2014 to our qualified pension plan. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan for 2015. The amount of required contributions to our qualified pension plan in 2016 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.
Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2014, the fair value of these trust assets was approximately $353 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately two years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected two year period could be shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
For 2015, our estimated annual long-term rate of return is 7.5% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
Recently the accounting unfunded status for our pension and post-retirement benefit plans were significantly increased due to our adoption of new mortality assumptions. For additional information on this and other factors that could influence our funding commitments under our benefit plans, see "Critical Accounting Policies and Estimates—Pension and Post-Retirement Benefits" in this Item 7 of Part II and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Increases in costs for pension and healthcare benefits for our active and retired employee may reduce our profitability and increase our funding commitments" in Item 1A of Part I of this Annual Report.
Connect America Fund
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is explicitly targeted to the deployment and provisioning of broadband services in high cost areas. In December 2014, the FCC issued an order specifying the amount of funds to be offered under Phase 2 of the CAF program to price cap carriers, on a state by state basis, for the construction of high-speed broadband services to underserved areas. Under this order, we will have during 2015 a 120-day period in which to elect whether to exercise a “right of first refusal” to provide broadband services to households in unserved portions of our service areas. To the extent that we choose not to accept these opportunities and related CAF Phase 2 funds for any state under our right of first refusal, we expect that those opportunities and funds would be awarded at auction in 2016. We currently expect that we, as well as other communications companies, would be able to participate in these various state auctions in 2016.
The effects on us of accepting or rejecting CAF Phase 2 funding are both highly uncertain over the long term. In states where we accept the CAF Phase 2 funding, the annual distributions will begin in 2015. In states where we do not accept CAF Phase 2 support, the legacy USF high-cost loop support we have historically received will continue until the CAF Phase 2 auctions are completed. If we elect in 2015 to receive all CAF Phase 2 funding available to us under the FCC’s December 2014 order, we project, based on certain assumptions, that we would receive support payments from the FCC of approximately $500 million per year for six years, which is approximately $150 million greater than the federal Universal Service Fund high-cost loop support subsidies the CAF Phase 2 opportunities would replace. However, we would likely be required to increase our planned capital expenditures in the unserved areas by over $500 million per year. Conversely, if we elect in 2015 to forego all available CAF Phase 2 funding, we will continue to receive approximately $344 million in federal USF high-cost loop support subsidies in 2015, but the program’s impact on us beyond 2015 would depend on the extent to which we would participate and prevail in the various auctions expected to be held in 2016. If we ultimately receive no CAF Phase 2 funding (either through elections not to participate in the program or failures to prevail at the 2016 auctions), we anticipate forfeiting beginning in 2016 approximately $344 million of USF high-cost loop support funds, which would materially adversely impact our cash flows.

Historically, we have recognized the full amount of our annual federal USF high-cost loop support as revenue in the year received. We are still in the process of determining how to recognize funds that may be received under CAF Phase 2, but because of differences inherent in the CAF Phase 2 process we will likely defer the recognition of CAF Phase 2 funding until specific CAF Phase 2 deployment projects are completed. This potential difference in accounting treatment could materially reduce our revenue beginning at the date we formally elect to receive any CAF Phase 2 funds. Although we anticipate that following the deployment of broadband in CAF Phase 2 markets, we will benefit from incremental broadband subscribers and funding in previously unserved rural markets, the funding will be delayed until we can complete constructing new network and obtain new customers in those areas.
As of the date of filing of this Annual Report, we have not yet decided whether to accept or reject any specific build-out opportunities and related CAF support payments available to us under the Phase 2 program. We continue to evaluate our options with respect to the opportunities afforded to us under the FCC’s CAF Phase 2 program, including assessing whether our projected return on capital warrants pursuing these opportunities in our various markets. Although we cannot determine at this point the ultimate impact of the implementation of the FCC’s CAF Phase 2 program on us, it could have a material impact on our revenues, expenses and cash flows.
In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of broadband services in rural areas. The recently issued CAF Phase 2 program overlaps certain eligible areas of the second round funding and at this stage, we are unable to determine how much of the $40 million in funding will be utilized or whether the funding will be returned to the FCC. The $40 million of CAF Phase 2 funding is included in other noncurrent liabilities on our consolidated balance sheet as of December 31, 2014.
For additional information, see "Business—Regulation" in Item 1 of Part I of this Annual Report.
Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$5,188	5,559	(371)
Net cash used in investing activities	(3,077)	(3,148)	(71)
Net cash used in financing activities	(2,151)	(2,454)	(303)

	Years Ended December 31,		Increase / (Decrease)
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$5,559	6,065	(506)
Net cash used in investing activities	(3,148)	(2,690)	458
Net cash used in financing activities	(2,454)	(3,295)	(841)
Net cash provided by operating activities decreased by $371 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a negative variance in net income adjusted for non-cash items along with a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation. These decreases were substantially offset by positive variances in the changes in accounts payable and retirement benefits. Net cash provided by operating activities decreased by $506 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 substantially due to a decrease in net (loss) income adjusted for non-cash items, a negative variance in the change in the retirement benefits and other noncurrent assets and liabilities. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $71 million for the year end December 31, 2014 as compared to the year ended December 31, 2013 with no significant variances noted. Net cash used in investing increased by $458 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to amounts paid for acquisitions in 2013, increased payments for purchases of property, plant and equipment and less proceeds from the sale of property and intangible assets.

Net cash used in financing activities decreased by $303 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to reductions in net debt paydowns in 2014 versus net borrowings in 2013, common stock repurchases and dividend payments. Net cash used in financing activities decreased by $841 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily due to a significant change from net debt paydowns (including early retirement costs) in 2012 to net proceeds in 2013. Additionally, there was a decrease in dividends paid due to our reduction in our per share common stock dividend rate. These items were partially offset by a significant increase in stock repurchases (due to our buyback program announced in February 2013).
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
During the year ended December 31, 2014, we repurchased 18.9 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $633 million, or an average purchase price of $33.42 per share. The repurchased common stock has been retired. For additional information, see "Note 17—Repurchase of CenturyLink Stock" in Item 8 of Part II of this Annual Report.
In 2012 and early 2013, we accepted approximately $35 million from Round 1 of Phase 1 of the FCC's CAF established by Congress to help telecommunications carriers defray the cost of providing broadband access to remote customers. We intend to use the funds to deploy broadband service for up to 45 thousand homes in unserved rural areas principally in Colorado, Minnesota, New Mexico, Virginia and Washington. In 2013, the FCC announced another round of CAF funding and we initially agreed to accept approximately $54 million from Round 2 of Phase 1 of the FCC's CAF to bring broadband services to more than 92 thousand rural homes and businesses in unserved high-cost areas. Due to challenges from other competing telecommunications carriers on the unserved rural areas, the final amount offered to us by the FCC, which we accepted in late 2013, was approximately $40 million.
Certain Matters Related to Acquisitions
When we acquired Qwest and Savvis in 2011, Qwest's pre-acquisition debt obligations consisted primarily of debt securities issued by QCII and two of its subsidiaries while Savvis' long-term debt obligations (after the discharge of its convertible senior notes in connection with the completion of the acquisition) consisted primarily of capital leases, the remaining outstanding portions of which are all now included in our consolidated debt balances. The indentures governing Qwest's remaining debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Years Ended December 31,		From April 1, 2011 through December 31, 2012	Total Since Acquisition
	2014	2013
	(Dollars in millions)
Amortized	$42	62	240	344
Extinguished (1)	—	41	235	276
Total	$42	103	475	620
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.

The remaining premium of $73 million as of December 31, 2014, will reduce interest expense in future periods, unless otherwise extinguished.
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
We also are involved in various legal proceedings that could have a material adverse effect on our financial position. See Note 14—Commitment and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report for the current status of such legal proceedings.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2014, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
At December 31, 2014, we had approximately $20.2 billion (excluding capital lease and other obligations with a carrying amount of $509 million) of long-term debt outstanding, approximately 95.0% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2014, we had $980 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $10 million.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies in which our international subsidiaries operate in currencies other than the U.S. Dollar, primarily the British Pound, the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, future volatility in exchange rates and an increase in the number of transactions could adversely impact our consolidated results of operations. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar with all other variables held constant. The aggregate potential change in the fair value of financial assets resulting from a hypothetical 10% change in these exchange rates was $21 million at December 31, 2014.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2014.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report, or in the Future Contractual Obligations table included in this Item 7 of Part II above or (iii) discussed under the heading "Market Risk" above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this Annual Report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyLink, Inc.:
We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Shreveport, Louisiana
February 24, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyLink, Inc.:
We have audited CenturyLink, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Shreveport, Louisiana
February 24, 2015

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$18,031	18,095	18,376
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	7,846	7,507	7,639
Selling, general and administrative	3,347	3,502	3,244
Depreciation and amortization	4,428	4,541	4,780
Impairment of goodwill (Note 2)	—	1,092	—
Total operating expenses	15,621	16,642	15,663
OPERATING INCOME	2,410	1,453	2,713
OTHER (EXPENSE) INCOME
Interest expense	(1,311)	(1,298)	(1,319)
Net gain (loss) on early retirement of debt	—	10	(179)
Other income, net	11	59	35
Total other (expense) income	(1,300)	(1,229)	(1,463)
INCOME BEFORE INCOME TAX EXPENSE	1,110	224	1,250
Income tax expense	338	463	473
NET INCOME (LOSS)	$772	(239)	777
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$1.36	(0.40)	1.25
DILUTED	$1.36	(0.40)	1.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	568,435	600,892	620,205
DILUTED	569,739	600,892	622,285
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
NET INCOME (LOSS)	$772	(239)	777
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial (loss) gain, net of $742, $(606) and $432 tax	(1,200)	981	(694)
Change in net prior service credit, net of $1, $52 and $4 tax	(1)	(84)	(6)
Auction rate securities marked to market, net of $—, $— and $(1) tax	—	—	2
Auction rate securities settlements reclassified to net income, net of $—, $— and $(1) tax	—	—	3
Foreign currency translation adjustment and other, net of $1, $— and $— tax	(14)	2	6
Other comprehensive (loss) income	(1,215)	899	(689)
COMPREHENSIVE (LOSS) INCOME	$(443)	660	88
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2014	2013
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128	168
Accounts receivable, less allowance of $162 and $155	1,988	1,977
Deferred income taxes, net	880	1,165
Other	580	597
Total current assets	3,576	3,907
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	36,718	34,307
Accumulated depreciation	(18,285)	(15,661)
Net property, plant and equipment	18,433	18,646
GOODWILL AND OTHER ASSETS
Goodwill	20,755	20,674
Customer relationships, net	4,893	5,935
Other intangible assets, net	1,647	1,802
Other, net	843	823
Total goodwill and other assets	28,138	29,234
TOTAL ASSETS	$50,147	51,787
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$550	785
Accounts payable	1,226	1,111
Accrued expenses and other liabilities
Salaries and benefits	641	650
Income and other taxes	309	339
Interest	256	273
Other	210	514
Advance billings and customer deposits	726	737
Total current liabilities	3,918	4,409
LONG-TERM DEBT	20,121	20,181
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,030	4,753
Benefit plan obligations, net	5,808	4,049
Other	1,247	1,204
Total deferred credits and other liabilities	11,085	10,006
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 568,517 and 583,637 shares	569	584
Additional paid-in capital	16,324	17,343
Accumulated other comprehensive loss	(2,017)	(802)
Retained earnings	147	66
Total stockholders' equity	15,023	17,191
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,147	51,787
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$772	(239)	777
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,428	4,541	4,780
Impairment of goodwill (Note 2)	—	1,092	—
Impairment of assets	32	—	—
Deferred income taxes	291	391	394
Provision for uncollectible accounts	159	152	187
Gain on sale of intangible assets	—	(32)	—
Net long-term debt premium amortization	(33)	(57)	(88)
Net (gain) loss on early retirement of debt	—	(10)	179
Share based compensation	79	71	110
Changes in current assets and liabilities:
Accounts receivable	(163)	(212)	(154)
Accounts payable	70	(76)	(72)
Accrued income and other taxes	(84)	28	(14)
Other current assets and liabilities, net	(270)	263	16
Retirement benefits	(184)	(342)	(169)
Changes in other noncurrent assets and liabilities, net	99	19	161
Other, net	(8)	(30)	(42)
Net cash provided by operating activities	5,188	5,559	6,065
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(3,047)	(3,048)	(2,919)
Cash paid for acquisitions	(93)	(160)	—
Proceeds from sale of property and intangible assets	63	80	191
Other, net	—	(20)	38
Net cash used in investing activities	(3,077)	(3,148)	(2,690)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	483	2,481	3,362
Payments of long-term debt	(800)	(2,010)	(5,118)
Net (payments) borrowings on credit facility	(4)	(95)	543
Early retirement of debt costs	—	(31)	(346)
Dividends paid	(1,228)	(1,301)	(1,811)
Net proceeds from issuance of common stock	50	73	110
Repurchase of common stock	(650)	(1,586)	(37)
Other, net	(2)	15	2
Net cash used in financing activities	(2,151)	(2,454)	(3,295)
Effect of exchange rate changes on cash and cash equivalents	—	—	3
Net (decrease) increase in cash and cash equivalents	(40)	(43)	83
Cash and cash equivalents at beginning of period	168	211	128
Cash and cash equivalents at end of period	$128	$168	$211
Supplemental cash flow information:
Income taxes paid, net	$(27)	$(48)	(82)
Interest paid (net of capitalized interest of $47, $41 and $43)	$(1,338)	$(1,333)	(1,405)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$584	626	619
Issuance of common stock through dividend reinvestment, incentive and benefit plans	4	4	8
Repurchase of common stock	(19)	(46)	—
Shares withheld to satisfy tax withholdings	—	—	(1)
Balance at end of period	569	584	626
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	17,343	19,079	18,901
Issuance of common stock through dividend reinvestment, incentive and benefit plans	46	69	102
Repurchase of common stock	(591)	(1,551)	—
Shares withheld to satisfy tax withholdings	(16)	(18)	(34)
Share-based compensation and other, net	82	85	110
Dividends declared	(540)	(321)	—
Balance at end of period	16,324	17,343	19,079
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(802)	(1,701)	(1,012)
Other comprehensive (loss) income	(1,215)	899	(689)
Balance at end of period	(2,017)	(802)	(1,701)
RETAINED EARNINGS
Balance at beginning of period	66	1,285	2,319
Net income (loss)	772	(239)	777
Dividends declared	(691)	(980)	(1,811)
Balance at end of period	147	66	1,285
TOTAL STOCKHOLDERS' EQUITY	$15,023	17,191	19,289
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
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 12—Segment Information for additional information. These changes had no impact on total revenues, total operating expenses or net income (loss) for any period.
In January 2013, we sold $43 million of our wireless spectrum assets held for sale. The sale resulted in a gain of $32 million, which is recorded as other income on our consolidated statements of operations.
Changes in Estimates
As a result of our annual reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment, effective January 2014, we changed the estimates of the remaining economic lives of certain switch and circuit network equipment. These changes resulted in a net increase in depreciation expense of approximately $78 million for the year ended December 31, 2014. This net increase in depreciation expense, net of tax, reduced consolidated net income by approximately $48 million, or $0.08 per basic and diluted common share, for the year ended December 31, 2014.
Additionally, during the third quarter of 2014, we developed a plan to migrate customers from one of our networks to another between the fourth quarter of 2014 through the fourth quarter of 2015. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. These changes increased depreciation expense of approximately $12 million for the year ended December 31, 2014 and is expected to increase depreciation expense by approximately $48 million for 2015. The increase in depreciation expense, net of tax, reduced consolidated net income by approximately $7 million, or $0.01 per basic and diluted common share, for the year ended December 31, 2014.
During the fourth quarter 2013, we changed the estimates of the remaining economic lives of certain intangible assets, specifically, the Savvis trade name, which is no longer being utilized, and certain Savvis cloud software, which has been replaced by cloud software acquired through our more recent acquisitions. These changes resulted in an increase in amortization expense of approximately $23 million for the year ended December 31, 2014. This increase in amortization expense, net of tax, reduced consolidated net income by approximately $14 million, or $0.02 per basic and diluted common share, for the year ended December 31, 2014. As of December 31, 2014, the Savvis trade name and the Savvis cloud software were fully amortized.

Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive (loss) income and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 14—Commitments and Contingencies for additional information.
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
We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenue and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination.
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
For our hosting operations, we have service level commitments pursuant to contracts with certain of our clients. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenues, with a corresponding increase in the credit reserve.
USF, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenues and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenues and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenues and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $214 million, $210 million and $189 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 11—Income Taxes for additional information.
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
Property, Plant and Equipment
Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. Purchased and constructed property, plant and equipment is recorded at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments anticipate the loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers leave the network. However, the asset is not retired until all customers no longer utilize the asset.
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

Goodwill, Customer Relationships and Other Intangible Assets
Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 10 to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We amortize our other intangible assets predominantly using the sum-of-the-years-digits method over an estimated life of 4 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.
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
We are required to assess goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment assessment is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment.
During the fourth quarter of 2013, we elected to change the date of our annual assessment of goodwill impairment from September 30 to October 31. This is a change in method of applying an accounting principle which management believes is a preferable alternative as the new date of the assessment is more closely aligned with our strategic planning process. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge in 2013. We performed our annual goodwill impairment assessment at September 30, 2013, prior to the change in our annual assessment date. We then performed a qualitative assessment of our goodwill as of October 31, 2013 and concluded that our goodwill for consumer, wholesale and business reporting units was not impaired and our goodwill for hosting reporting unit was not further impaired as of that date.
We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. We utilize the earnings before interest, taxes, depreciation and amortization as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized.
See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Pension and Post-Retirement Benefits
We recognize the funded status of our defined benefit and post-retirement plans as an asset or a liability on our consolidated balance sheet. Each year's actuarial gains or losses are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive loss. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets, mortality and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 7—Employee Benefits for additional information.
Foreign Currency
Our results of operations include foreign subsidiaries, which are translated from the applicable functional currency to the United States Dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the reporting date. We include gains or losses from foreign currency remeasurement in other income, net in our consolidated statements of operations. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and we record the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and include them as a component of accumulated other comprehensive loss in our consolidated balance sheets.
Common Stock
At December 31, 2014, we had 4 million unissued shares of CenturyLink common stock reserved for acquisitions. In addition, we had 27 million shares authorized for future issuance under our equity incentive plans.
Preferred stock
Holders of outstanding CenturyLink preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyLink's liquidation and vote as a single class with the holders of common stock.
Dividends
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
(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2014	2013
	(Dollars in millions)
Goodwill	$20,755	20,674
Customer relationships, less accumulated amortization of $4,682 and $3,641	4,893	5,935
Indefinite-life intangible assets	268	321
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $1,533 and $1,193	1,338	1,415
Trade names and patents, less accumulated amortization of $196 and $208	41	66
Total other intangible assets, net	$1,647	1,802
Total amortization expense for intangible assets for the years ended December 31, 2014, 2013 and 2012 was $1.470 billion, $1.589 billion and $1.710 billion, respectively. As of December 31, 2014, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $33.706 billion.
We estimate that total amortization expense for intangible assets for the years ending December 31, 2015 through 2019 will be as follows:

(Dollars in millions)
2015	$1,244
2016	1,145
2017	1,036
2018	922
2019	805
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.
During the first quarter of 2013, we reorganized our operating segments to support our then operating structure. As a result, we reassigned goodwill to our reporting units using a relative fair value allocation approach. As of January 3, 2013, we assigned our aggregate goodwill balance to our then four reportable segments as follows.

As of January 3, 2013
(Dollars in millions)
Business	6,363
Consumer	10,348
Wholesale	3,274
Hosting	1,642
Total goodwill	$21,627

We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the fair value. For 2014, our annual goodwill impairment assessment date was October 31, at which date we assessed goodwill at our reporting units, which were our then four reportable segments (consumer, business, wholesale and hosting). See Note 1—Basis of Presentation and Summary of Significant Accounting Policies, for information about the change in our goodwill impairment assessment date. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31.
Our reporting units are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill that we assigned to the reporting unit. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.
As of October 31, 2014, we estimated the fair value of our then consumer, business and wholesale reporting units by considering both a market approach and a discounted cash flow method and our then hosting reporting unit by considering only a discounted cash flow method, which resulted in a Level 3 fair value measurement. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. We discounted the estimated cash flows for our then consumer, wholesale and business reporting units using a rate that represents our estimated weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 2.9% and a cost of equity of 8.2%). We discounted the estimated cash flows of our then hosting reporting unit using a rate that represents our estimated weighted average cost of capital, which we determined to be approximately 11.0% as of the assessment date (which was comprised of an after-tax cost of debt of 2.9% and a cost of equity of 12.4%). We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2014 and concluded that the indicated implied control premium of approximately 4.3% was reasonable based on recent transactions in the market place.
As of October 31, 2014, based on our assessment performed with respect to these reporting units as described above, we concluded that our goodwill for our then four reporting units was not impaired as of that date. During 2013, our then hosting reporting unit experienced slower than previously projected revenues and margin growth and greater than anticipated competitive pressures and as a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill assigned to our then hosting reporting unit.
The following table shows the rollforward of goodwill assigned to our reportable segments from the January 3, 2013 reorganization through December 31, 2014.

	Business	Consumer	Wholesale	Hosting	Total
	(Dollars in millions)
As of January 3, 2013	$6,363	10,348	3,274	1,642	21,627
Acquisitions	—	—	—	139	139
Impairment	—	—	—	(1,092)	(1,092)
As of December 31, 2013	$6,363	10,348	3,274	689	20,674
Purchase accounting adjustments	—	—	—	(11)	(11)
November 1, 2014 reorganization	4,022	(70)	(3,274)	(678)	—
Acquisitions	92	—	—	—	92
As of December 31, 2014	$10,477	10,278	—	—	20,755

During the year ended December 31, 2014, we acquired all of the outstanding stock of two companies for total consideration of $95 million, net of $2 million acquired cash and including immaterial future cash payments of which $92 million was attributed to goodwill and the remainder to various assets and liabilities. The valuation for both acquisitions is preliminary and subject to change during the measurement period which ends in December of 2015. The acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The goodwill is attributed primarily to expected future increases in business segment revenue from the sale of new products. The goodwill is not deductible for tax purposes.
During the year ended December 31, 2013, we acquired all of the outstanding stock of two companies for total cash consideration of $160 million, of which $139 million was attributed to goodwill and the remainder to various other assets and liabilities. During 2014, we finalized the valuation for one entity resulting in an increase in other intangibles assets of $19 million with a corresponding reduction in goodwill of $11 million and deferred taxes of $8 million. The acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The goodwill is primarily attributable to expected future increases in business segment revenue from the sale of new products to existing customers as well as the acquisition of new customers due to the products acquired. The goodwill is not deductible for tax purposes.
The acquisitions did not materially impact the consolidated results of operations from the dates of the acquisitions in either 2014 or 2013 and would not materially impact pro forma results of operations.
For additional information on the reorganization of our segments see Note 12—Segment Information.
We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2014 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge was recorded in 2014.
(3) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums, consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation ("QC"), Qwest Capital Funding, Inc. and Embarq Corporation and subsidiaries ("Embarq"), were as follows:

			As of December 31,
	Interest Rates	Maturities	2014	2013
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.650%	2015 - 2042	$7,825	7,825
Credit facility (1)	1.910% - 4.000%	2019	725	725
Term loan	2.420%	2019	380	402
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2015 - 2054	7,311	7,411
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	262
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	509	619
Unamortized discounts, net			(111)	(78)
Total long-term debt			20,671	20,966
Less current maturities			(550)	(785)
Long-term debt, excluding current maturities			$20,121	20,181
_______________________________________________________________________________

(1)
The outstanding amount of our Credit Facility borrowings at both December 31, 2014 and 2013 was $725 million, with weighted average interest rates of 2.270% and 2.176%, respectively. These amounts change on a regular basis.

New Issuances
2014
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
2013
On November 27, 2013, CenturyLink, Inc. issued $750 million aggregate principal amount of 6.75% Notes due 2023, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $742 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to December 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 106.75% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.
On May 23, 2013, QC issued $775 million aggregate principal amount of 6.125% Notes due 2053, including $25 million principal amount that was sold pursuant to an over-allotment option granted to the underwriters for the offering, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $752 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, on or after June 1, 2018 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On March 21, 2013, CenturyLink, Inc. issued $1 billion aggregate principal amount of 5.625% Notes due 2020 in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $988 million. The Notes are unsecured obligations and may be redeemed, in whole or in part, at any time at a redemption price equal to the greater of par or a "make-whole" rate specified in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2016, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of their aggregate principal amount plus accrued and unpaid interest to the repurchase date.
Repayments
2014
On October 1, 2014, QC paid at maturity the $600 million principal amount of its 7.50% Notes.
On April 1, 2014, a subsidiary of Embarq paid at maturity the $30 million principal amount of its 7.46% first mortgage bonds.
2013
On December 27, 2013, Qwest Communications International Inc. ("QCII") redeemed $186 million of its 7.125% Notes due 2018 for $196 million including premium, fees and accrued interest, which resulted in a $3 million gain.
On November 27, 2013, QCII completed a cash tender offer with respect to $800 million of its 7.125% Notes due 2018. QCII received and accepted tenders of approximately $614 million aggregate principal amount of these notes, or 77%, for $646 million including premium, fees and accrued interest, which resulted in a $7 million gain.
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

Credit Facilities
On December 3, 2014, we amended our existing $2 billion revolving credit facility to extend the maturity date to December 3, 2019. The amended Credit Facility (the "Credit Facility") has 16 lenders, with commitments ranging from $3.5 million to $198.5 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries.
In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2014 and 2013, our outstanding letters of credit totaled $124 million and $132 million, respectively, under this facility.
In January 2015, we entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility.
Aggregate Maturities of Long-Term Debt
Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other, net):

(Dollars in millions)(1)
2015	$550
2016	1,494
2017	1,497
2018	248
2019	1,474
2020 and thereafter	15,519
Total long-term debt	$20,782
_______________________________________________________________________________

(1)	Actual principal paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Interest Expense
Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,358	1,339	1,362
Capitalized interest	(47)	(41)	(43)
Total interest expense	$1,311	1,298	1,319
Covenants
Certain of our loan agreements contain various restrictions, as described more fully below. Under current circumstances, we believe the covenants currently in place result in no significant restriction to the transfer of funds from our consolidated subsidiaries to CenturyLink.
The senior notes of CenturyLink were issued under an indenture dated March 31, 1994. This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indenture does not contain any provisions that are impacted by our credit ratings or that restrict the issuance of new securities in the event of a material adverse change to us. However, if the credit ratings relating to certain of our long-term debt securities issued under this indenture are downgraded in the manner specified thereunder in connection with a "change of control" of CenturyLink, then we will be required to offer to repurchase such debt securities.

The senior notes of QC were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures do not contain any financial covenants, but do contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in CenturyLink's March 31, 1994 indenture. The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in QC's indentures.
Embarq's senior notes were issued pursuant to an indenture dated as of May 17, 2006. While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq's consolidated net tangible assets. The indenture contains customary events of default, none of which are impacted by Embarq's credit rating. None of the above-listed indentures contain any financial covenants or restrictions on the ability to issue new securities in accordance with the terms of the indenture.
Several of our Embarq subsidiaries have outstanding first mortgage bonds. Each issue of these first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary. Approximately 10% of our net property, plant and equipment is pledged to secure the long-term debt of subsidiaries.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 14—Commitments and Contingencies, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At December 31, 2014, we believe we were in compliance with all of the provisions and covenants contained in our Credit Facility and other material debt agreements.
Subsequent Event
On February 17, 2015, CenturyLink paid at maturity the $350 million principal and amount due under its Series M 5.00% Notes.
On February 20, 2015, QC entered into a new credit agreement with several lenders that allows QC to borrow up to $100 million under a term loan. Under this new credit agreement, QC borrowed $100 million under a ten-year term note that expires on February 20, 2025.
(4) Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2014	2013
	(Dollars in millions)
Trade and purchased receivables	$1,821	1,862
Earned and unbilled receivables	307	252
Other	22	18
Total accounts receivable	2,150	2,132
Less: allowance for doubtful accounts	(162)	(155)
Accounts receivable, less allowance	$1,988	1,977

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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2014	$155	159	(152)	162
2013	$158	152	(155)	155
2012	$145	187	(174)	158
(5) Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2014	2013
		(Dollars in millions)
Land	n/a	$575	585
Fiber, conduit and other outside plant (1)	15-45	15,151	14,187
Central office and other network electronics (2)	3-10	13,248	12,178
Support assets (3)	3-30	6,578	6,420
Construction in progress (4)	n/a	1,166	937
Gross property, plant and equipment		36,718	34,307
Accumulated depreciation		(18,285)	(15,661)
Net property, plant and equipment		$18,433	18,646
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $2.958 billion, $2.952 billion and $3.070 billion for the years ended December 31, 2014, 2013 and 2012, respectively.
In 2014, we recorded an impairment charge of $17 million in connection with a sale-leaseback transaction involving an office building which closed in the fourth quarter of 2014. This impairment charge is included in selling, general and administrative expense in our consolidated statements of operations for the year ended December 31, 2014.
In the second quarter of 2014, we entered into a separate definitive agreement to sell an office building for $12 million, which closed during the fourth quarter of 2014.
Asset Retirement Obligations
At December 31, 2014, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Balance at beginning of year	$106	106	109
Accretion expense	7	7	7
Liabilities incurred	6	—	1
Liabilities settled and other	(2)	(4)	(1)
Change in estimate	(10)	(3)	(10)
Balance at end of year	$107	106	106
During 2014, 2013 and 2012 we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $10 million, $3 million and $10 million, respectively. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment and revisions to assets specifically identified are recorded as a reduction to accretion expense.
(6) Severance and Leased Real Estate
Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives and reduced workload demands due to the loss of customers purchasing certain legacy services.
We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. As noted in Note 12—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2014, the current and noncurrent portions of our leased real estate accrual were $14 million and $82 million, respectively. The remaining lease terms range from 0.3 years to 11.0 years, with a weighted average of 8.5 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2012	$17	131
Accrued to expense	31	—
Payments, net	(31)	(16)
Reversals and adjustments	—	(2)
Balance at December 31, 2013	17	113
Accrued to expense	87	1
Payments, net	(78)	(16)
Reversals and adjustments	—	(2)
Balance at December 31, 2014	$26	96

(7) Employee Benefits
Pension, Post-Retirement and Other Post-Employment Benefits
We sponsor various defined benefit pension plans (qualified and non-qualified), which in the aggregate cover a substantial portion of our employees including legacy CenturyLink, legacy Qwest and legacy Embarq employees. On December 31, 2014, we merged our existing qualified pension plans, which included merging the Qwest Pension Plan and Embarq Retirement Pension Plan into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan ("Combined Plan"). Pension benefits for participants of the new Combined Plan who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We use a December 31 measurement date for all our plans. We also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.
Pension Benefits
Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plans. The accounting unfunded status of our qualified pension plans was $2.4 billion as of December 31, 2014.
In 2014, we made cash contributions of approximately $157 million to our qualified pension plans and paid approximately $6 million of benefits directly to participants of our non-qualified pension plans. Based on current laws and circumstances, we are not required to make any contributions to our qualified pension plans in 2015, but we estimate that we will pay approximately $6 million of benefits to participants of our non-qualified pension plans.
Our pension plans contain provisions that allow us, from time to time, to offer lump sum payment options to certain employees in settlement of their future retirement benefits. We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement threshold. On December 8, 2014, lump sum pension settlement payments to terminated, but not-yet-retired participants in our Qwest qualified pension plan amounted to $460 million, which exceeded the settlement threshold of $418 million. As a result, we were required to recognize a non-cash settlement charge of $63 million in 2014 to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which has been allocated and reflected in cost of services and products (exclusive of depreciation and amortization) and selling, general and administrative in our consolidated statement of operations for the year ended December 31, 2014. This non-cash charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity. The amount of any future non-cash settlement charges will be dependent on the level of lump sum benefit payments made in 2015 and beyond.
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
No contributions were made to the post-retirement trusts in 2014, and we do not expect to make a contribution in 2015. However, in 2014 we paid approximately $88 million of benefits (net of participant contributions and direct subsidies) that were not payable by the trusts, and we estimate that in 2015, we will pay approximately $139 million of benefits (net of participant contributions and direct subsidies) that are not payable by the trusts.
We expect our health care cost trend rate to decrease between 0.25% to 0.15% per year from 6.00% in 2015 to an ultimate rate of 4.50% in 2024. Our post-retirement health care expense, for certain eligible Legacy Qwest retirees and certain eligible Legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2014:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (consolidated statement of operations)	$4	(3)
Effect on benefit obligation (consolidated balance sheet)	92	(82)
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

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2015	$1,061	309	(7)
2016	1,011	300	(7)
2017	996	292	(7)
2018	980	285	(7)
2019	965	279	(7)
2020 - 2024	4,568	1,276	(31)
Net Periodic Benefit Expense
The actuarial assumptions used to compute the net periodic benefit expense for our qualified pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2014	2013	2012	2014	2013	2012
Actuarial assumptions at beginning of year:
Discount rate	4.20% - 5.10%	3.50% - 4.20%	4.25% - 5.10%	4.50%	3.60%	4.60% - 4.80%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	6.00% - 7.50%	6.00% - 7.30%	6.00% - 7.50%
Initial health care cost trend rate	N/A	N/A	N/A	6.00% - 6.50%	6.50% - 7.00%	8.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2024	2022	2018
_______________________________________________________________________________
N/A-Not applicable

Net periodic (income) expense for our qualified and non-qualified pension plans include the following components:

	Pension Plans Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Service cost	$77	91	87
Interest cost	602	544	625
Expected return on plan assets	(891)	(896)	(847)
Settlements	63	—	—
Recognition of prior service cost	5	5	4
Recognition of actuarial loss	22	84	35
Net periodic pension benefit income	$(122)	(172)	(96)
Net periodic expense (income) for our post-retirement benefit plans include the following components:

	Post-Retirement Plans Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Service cost	$22	24	22
Interest cost	159	140	173
Expected return on plan assets	(33)	(39)	(45)
Recognition of prior service cost	20	—	—
Recognition of actuarial loss	—	4	—
Net periodic post-retirement benefit expense	$168	129	150
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in both cost of services and products and selling, general and administrative expenses on our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012.
Benefit Obligations
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2014 and 2013 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2014	2013	2014	2013
Actuarial assumptions at end of year:
Discount rate	3.50% - 4.10%	4.20% - 5.10%	3.80%	4.50%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	6.00% / 6.50%	6.50% / 7.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2024	2022 / 2024
_______________________________________________________________________________
N/A-Not applicable
For our defined benefit plans, we adopted a new mortality rate table in 2014 to better reflect the expected lifetimes of our plan participants. The table used is based on Society of Actuaries tables and increases the projected benefit obligation by approximately $1.3 billion. The increase in the projected obligation was recognized as part of the net actuarial loss and is included in the other comprehensive loss, a portion of which is subject to be amortized over the remaining estimated life of plan participants (approximately 8 years).

The following tables summarize the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,401	14,881	13,596
Service cost	77	91	87
Interest cost	602	544	625
Plan amendments	4	—	14
Actuarial loss (gain)	2,269	(1,179)	1,565
Settlements	(460)	—	—
Benefits paid by company	(6)	(5)	(5)
Benefits paid from plan assets	(845)	(931)	(1,001)
Benefit obligation at end of year	$15,042	13,401	14,881

	Post-Retirement Benefit Plans Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,688	4,075	3,930
Service cost	22	24	22
Interest cost	159	140	173
Participant contributions	69	96	86
Plan amendments	23	141	—
Direct subsidy receipts	9	13	19
Actuarial loss (gain)	245	(399)	260
Benefits paid by company	(166)	(266)	(268)
Benefits paid from plan assets	(219)	(136)	(147)
Benefit obligation at end of year	$3,830	3,688	4,075
Our aggregate benefit obligation as of December 31, 2014, 2013 and 2012 was $18.872 billion, $17.089 billion and $18.956 billion, respectively.
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

The following tables summarize the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$12,346	12,321	11,814
Return on plan assets	1,373	810	1,476
Employer contributions	157	146	32
Settlements	(460)	—	—
Benefits paid from plan assets	(845)	(931)	(1,001)
Fair value of plan assets at end of year	$12,571	12,346	12,321

	Post-Retirement Benefit Plans Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$535	626	693
Return on plan assets	37	45	80
Benefits paid from plan assets	(219)	(136)	(147)
Fair value of plan assets at end of year	$353	535	626
Pension Plans: Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 41.5% to interest rate sensitive investments and 58.5% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 26% of plan assets targeted primarily to long-duration investment grade bonds, 10.5% targeted to high yield and emerging market bonds and 5% targeted to diversified strategies, which primarily have exposures to global bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 14.5% to U.S. stocks and 14.5% to developed and emerging market non-U.S. stocks. Approximately 11% is targeted to broadly diversified multi-asset class strategies that have the flexibility to adjust exposures to different asset classes. Approximately 10.5% is allocated to private markets investments including funds primarily invested in private equity, private debt and hedge funds. Real estate investments are targeted at 8% of plan assets. At the beginning of 2015, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.
Post-Retirement Benefit Plans: Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our union-represented employees' post-retirement health care costs. The post-retirement benefit plan assets have target allocations of 30% to equities and 70% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private market investments. While no new private market investments have been made in recent years, the percent allocation to existing private market investments is expected to increase as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 70% non-equity allocation includes investment grade bonds, real estate, hedge funds and diversified strategies. At the beginning of 2015, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.5%.

Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2014 and 2013, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt.
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

	Gross Notional Exposure
	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,
	2014	2013	2014	2013
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$134	95	7	16
Exchange-traded non-U.S. equity futures	—	—	—	—
Exchange-traded Treasury futures	2,451	3,011	—	—
Interest rate swaps	579	556	—	—
Credit default swaps	382	253	—	—
Foreign exchange forwards	1,195	938	13	29
Options	529	261	—	—
Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 10—Fair Value Disclosure.
At December 31, 2014, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2014:

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

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2014. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$1,013	1,480	—	$2,493
High yield bonds (b)	—	1,480	33	1,513
Emerging market bonds (c)	208	434	—	642
Convertible bonds (d)	—	14	—	14
Diversified strategies (e)	—	718	—	718
U.S. stocks (f)	1,389	87	—	1,476
Non-U.S. stocks (g)	1,169	384	—	1,553
Emerging market stocks (h)	—	102	—	102
Private equity (i)	—	—	673	673
Private debt (j)	—	—	395	395
Market neutral hedge funds (k)	—	928	100	1,028
Directional hedge funds (k)	—	530	28	558
Real estate (l)	—	483	216	699
Derivatives (m)	—	17	—	17
Cash equivalents and short-term investments (n)	—	690	—	690
Total investments	$3,779	7,347	1,445	12,571
Total pension plan assets				$12,571

	Fair Value of Post-Retirement Plan Assets at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$5	72	—	$77
High yield bonds (b)	—	15	—	15
Emerging market bonds (c)	—	1	—	1
Diversified strategies (e)	—	89	—	89
U.S. stocks (f)	35	—	—	35
Non-U.S. stocks (g)	33	—	—	33
Emerging market stocks (h)	6	—	—	6
Private equity (i)	—	—	28	28
Private debt (j)	—	—	3	3
Market neutral hedge funds (k)	—	25	—	25
Directional hedge funds (k)	—	1	—	1
Real estate (l)	—	24	4	28
Cash equivalents and short-term investments (n)	—	12	—	12
Total investments	$79	239	35	353
Total post-retirement plan assets				$353

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2013. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

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
(m) Derivatives include exchange traded futures contracts, as well as privately negotiated over-the-counter swaps and options that are valued based on the change in interest rates or a specific market index and are classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.
(n) Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. The valuation inputs of securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate, or London Interbank Offered Rate and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

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
The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Private Equity	Private Debt	Market Neutral Hedge Fund	Directional Hedge Funds	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2012	$59	711	465	—	194	337	1,766
Net transfers	—	—	—	—	(165)	—	(165)
Acquisitions	5	82	71	100	—	9	267
Dispositions	(43)	(179)	(144)	—	(1)	(97)	(464)
Actual return on plan assets:
Gains relating to assets sold during the year	12	68	18	—	—	11	109
(Losses) gains relating to assets still held at year-end	(7)	39	26	(1)	4	5	66
Balance at December 31, 2013	26	721	436	99	32	265	1,579
Net transfers	6	4	—	—	—	(4)	6
Acquisitions	14	125	109	—	—	5	253
Dispositions	(16)	(246)	(111)	—	—	(61)	(434)
Actual return on plan assets:
Gains relating to assets sold during the year	8	115	25	—	—	3	151
(Losses) gains relating to assets still held at year-end	(5)	(46)	(64)	1	(4)	8	(110)
Balance at December 31, 2014	$33	673	395	100	28	216	1,445

The table below presents a rollforward of the post-retirement plan assets valued using Level 3 inputs:

	Post-Retirement Plan Assets Valued Using Level 3 Inputs
	Private Equity	Private Debt	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2012	$45	6	28	79
Acquisitions	1	—	—	1
Dispositions	(11)	(1)	(18)	(30)
Actual return on plan assets:
Gains (losses) relating to assets sold during the year	4	—	(1)	3
Gains relating to assets still held at year-end	1	—	3	4
Balance at December 31, 2013	40	5	12	57
Acquisitions	1	—	—	1
Dispositions	(15)	(2)	(8)	(25)
Actual return on plan assets:
Gains relating to assets sold during the year	7	1	—	8
Losses relating to assets still held at year-end	(5)	(1)	—	(6)
Balance at December 31, 2014	$28	3	4	35
Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.
For the year ended December 31, 2014, the investment program produced actual gains on qualified pension and post-retirement plan assets of $1.410 billion as compared to the expected returns of $924 million for a difference of $486 million. For the year ended December 31, 2013, the investment program produced actual gains on pension and post-retirement plan assets of $855 million as compared to the expected returns of $935 million for a difference of $80 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.
Unfunded Status
The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
	(Dollars in millions)
Benefit obligation	$(15,042)	(13,401)	(3,830)	(3,688)
Fair value of plan assets	12,571	12,346	353	535
Unfunded status	(2,471)	(1,055)	(3,477)	(3,153)
Current portion of unfunded status	$(6)	(5)	(134)	(154)
Non-current portion of unfunded status	$(2,465)	(1,050)	(3,343)	(2,999)
The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.

Accumulated Other Comprehensive Loss-Recognition and Deferrals
The following tables present cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2013, items recognized as a component of net periodic benefits expense in 2014, additional items deferred during 2014 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2014. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2013	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2014
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(1,058)	85	(1,787)	(1,702)	(2,760)
Prior service (cost) benefit	(33)	5	(4)	1	(32)
Deferred income tax benefit (expense)	422	(34)	684	650	1,072
Total pension plans	(669)	56	(1,107)	(1,051)	(1,720)
Post-retirement benefit plans:
Net actuarial (loss) gain	(37)	—	(240)	(240)	(277)
Prior service (cost) benefit	(163)	20	(23)	(3)	(166)
Deferred income tax benefit (expense)	78	(8)	101	93	171
Total post-retirement benefit plans	(122)	12	(162)	(150)	(272)
Total accumulated other comprehensive loss	$(791)	68	(1,269)	(1,201)	(1,992)
The following table presents estimated items to be recognized in 2015 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2015:
Net actuarial loss	$(148)	—
Prior service cost	(5)	(19)
Deferred income tax benefit	58	7
Estimated net periodic benefit expense to be recorded in 2015 as a component of other comprehensive income (loss)	$(95)	(12)
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

Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expenses for current employees was $381 million, $362 million and $360 million for the years ended December 31, 2014, 2013 and 2012, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $136 million, $117 million and $113 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.
401(k) Plan
We sponsor qualified defined contribution benefit plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2014 and December 31, 2013, the assets of the plans included approximately 8 million and 9 million shares of our common stock, respectively, as a result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $81 million, $89 million and $76 million and for the years ended December 31, 2014, 2013 and 2012, respectively.
Deferred Compensation Plans
We sponsored non-qualified unfunded deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of assets and liabilities related to these plans was not significant.
(8) Share-based Compensation
We maintain equity programs that allow our Board of Directors (through its Compensation Committee or our Chief Executive Officer as its delegate) to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and market and performance shares. Stock options generally expire ten years from the date of grant. Until June 30, 2014, we offered an employee stock purchase plan, which allowed eligible employees to purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six month offering periods.
Stock Options
The following table summarizes activity involving stock option awards for the year ended December 31, 2014:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding and Exercisable at December 31, 2013	5,325	$35.95
Exercised	(1,065)	28.57
Forfeited/Expired	(154)	32.68
Outstanding and Exercisable at December 31, 2014	4,106	37.99
The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2014 was $23 million. The weighted average remaining contractual term for such options was 2.7 years.
During 2014, we received net cash proceeds of $30 million in connection with our option exercises. The tax benefit realized from these exercises was $4 million. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $9 million, $11 million and $49 million, respectively.
Restricted Stock Awards
For equity based awards that contain only service conditions for vesting, we calculate the award fair value based on the closing stock price on the accounting grant date. For equity based restricted stock awards that contain market conditions, the award fair value is calculated through Monte-Carlo simulations.

During the first quarter of 2014, we granted approximately 440 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 250 thousand contained only service conditions and will vest on a straight-line basis on February 20, 2015, 2016 and 2017. The remaining awards contain market and service conditions and are scheduled to vest on February 20, 2017. These shares, with market and service conditions, represent only the target for the award, as each recipient has the opportunity to ultimately receive a number of shares between 0% and 200% of the target restricted stock award depending on our total shareholder return versus that of selected peer companies for 2014, 2015 and 2016.
During the second quarter of 2014, we granted approximately 1.5 million shares to certain key employees as part of our annual equity compensation program. These awards contained only service conditions and will vest on a straight-line basis on March 26, 2015, 2016 and 2017. During the third quarter of 2014 we granted shares to certain key employees as part of our long-term equity retention program. These awards will vest over a three to seven year period with approximately 105 thousand, 325 thousand and 220 thousand vesting on August 4, 2017, 2019 and 2021, respectively.
The remaining awards granted throughout the year to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.
During the second quarter of 2013, we granted approximately 335 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 223 thousand contained only service conditions and are scheduled to vest on a straight-line basis on May 23, 2014, 2015 and 2016. The remaining awards contain market and service conditions and will vest on May 23, 2016. These shares, with market and service conditions, represent only the target for the award as each recipient has the opportunity to ultimately receive a number of shares between 0% and 200% of the target restricted stock award depending on, our total shareholder return versus that of selected peer companies for 2013, 2014 and 2015.
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
During the first quarter of 2012, we granted approximately 402 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 201 thousand contained only service conditions and will vest on a straight-line basis on February 20, 2013, 2014 and 2015. The remaining awards contain market and service conditions and will vest on February 20, 2015. These shares, with market and service conditions, represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return for 2012, 2013 and 2014 in relation to that of the S&P 500 Index. As of December 31, 2014, none of the 2012 awards with market and service conditions are expected to vest.
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
The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2014:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2013	3,625	$37.33
Granted	2,851	35.87
Vested	(1,561)	36.48
Forfeited	(515)	38.10
Non-vested at December 31, 2014	4,400	36.59

During 2013, we granted 1.9 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $35.63. During 2012, we granted 2.1 million shares of restricted stock at a weighted-average price of $39.13. The total fair value of restricted stock that vested during 2014, 2013 and 2012 was $53 million, $52 million and $102 million, respectively.
Compensation Expense and Tax Benefit
We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $75 million, $63 million and $78 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our share-based payment arrangements for the years ended December 31, 2014, 2013 and 2012 was $29 million, $25 million and $31 million, respectively. At December 31, 2014, there was $112 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.2 years.
(9) Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share for the years ended December 31, 2014, 2013 and 2012 were calculated as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$772	(239)	777
Earnings applicable to non-vested restricted stock	—	—	(1)
Net income (loss) applicable to common stock for computing basic earnings (loss) per common share	772	(239)	776
Net income (loss) as adjusted for purposes of computing diluted earnings (loss) per common share	$772	(239)	776
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	572,748	604,404	622,139
Non-vested restricted stock	(4,313)	(3,512)	(2,796)
Non-vested restricted stock units	—	—	862
Weighted average shares outstanding for computing basic earnings (loss) per common share	568,435	600,892	620,205
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	—	12
Shares issuable under incentive compensation plans	1,294	—	2,068
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	569,739	600,892	622,285
Basic earnings (loss) per common share	$1.36	(0.40)	1.25
Diluted earnings (loss) per common share	$1.36	(0.40)	1.25
Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 2.5 million, 2.7 million and 2.2 million for 2014, 2013 and 2012, respectively. For the year ended December 31, 2013, due to the net loss position, we excluded from the calculation of diluted loss per share 1.3 million shares which were potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

(10) Fair Value Disclosure
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input levels used to determine the fair values indicated below:

		As of December 31, 2014		As of December 31, 2013
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt excluding capital lease and other obligations	2	$20,162	21,255	20,347	20,413
(11) Income Taxes

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$18	1	57
Deferred	305	403	361
State
Current	26	62	15
Deferred	(14)	(8)	33
Foreign
Current	3	9	7
Deferred	—	(4)	—
Total income tax expense	$338	463	473

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$338	463	473
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(5)	(14)	(18)
Tax effect of the change in accumulated other comprehensive loss	(744)	554	(434)
The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2014	2013	2012
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.7%	2.8%	2.5%
Impairment of goodwill	—%	188.5%	—%
Reversal of liability for unrecognized tax position	0.4%	(24.5)%	—%
Foreign income taxes	0.4%	2.7%	0.3%
Nondeductible accounting adjustment for life insurance	—%	3.1%	—%
Release state valuation allowance	—%	(2.3)%	—%
Loss on worthless investment in foreign subsidiary	(5.4)%	—%	—%
Other, net	(2.6)%	1.4%	—%
Effective income tax rate	30.5%	206.7%	37.8%
The 2014 effective tax rate is 30.5% compared to 206.7% for 2013. The 2014 rate reflects a $60 million benefit for a worthless stock deduction for tax basis in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset and a $13 million tax decrease due to changes in the state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of NOLs. The 2013 rate reflects the tax effect of a $1.092 billion non-deductible goodwill impairment charge, a favorable settlement with the Internal Revenue Service of $33 million, a $22 million reduction due to the reversal of an uncertain tax position and the tax effect of a $17 million unfavorable accounting adjustment for non-deductible life insurance costs. Also in 2013, the tax rate was decreased by a $5 million reduction to the valuation allowance due to the estimated ability to utilize more state NOLs than previously expected. The 2012 rate reflects the $16 million reversal of a valuation allowance related to the auction rate securities we sold in 2012.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2014	2013
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$2,276	1,618
Net operating loss carryforwards	1,091	1,532
Other employee benefits	214	182
Other	602	782
Gross deferred tax assets	4,183	4,114
Less valuation allowance	(409)	(435)
Net deferred tax assets	3,774	3,679
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,869)	(3,904)
Goodwill and other intangible assets	(2,908)	(3,226)
Other	(147)	(137)
Gross deferred tax liabilities	(6,924)	(7,267)
Net deferred tax liability	$(3,150)	(3,588)
Of the $3.150 billion and $3.588 billion net deferred tax liability at December 31, 2014 and 2013, respectively, $4.030 billion and $4.753 billion is reflected as a long-term liability and $880 million and $1.165 billion is reflected as a net current deferred tax asset at December 31, 2014 and 2013, respectively.
At December 31, 2014, we had federal NOLs of $1.6 billion and state NOLs of $12 billion. If unused, the NOLs will expire between 2015 and 2032; however, no significant amounts expire until 2020. At December 31, 2014, we had $51 million ($33 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2015 and 2024 if not utilized. In addition, at December 31, 2014 we had $110 million of federal alternative minimum tax, or AMT, credits. Our acquisitions of Qwest and Savvis caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). As a result, our ability to use these NOLs and AMT credits are subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.
We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2014, a valuation allowance of $409 million was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2014 and 2013 is primarily related to state NOL carryforwards. This valuation allowance decreased by $26 million during 2014.
A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2014 and 2013 is as follows:

	2014	2013
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$14	78
Increase in tax positions taken in the prior year	9	—
Decrease due to the reversal of tax positions taken in a prior year	(2)	—
Decrease from the lapse of statute of limitations	(1)	(36)
Settlements	(3)	(28)
Unrecognized tax benefits at end of year	$17	14

During 2012, we entered into negotiations with the IRS to resolve a claim that was filed by Qwest for 1999. Based on the status of the negotiations at year end 2012, we partially reversed an unrecognized tax benefit that was assumed as part of the Qwest acquisition. When the negotiations were settled in 2013, we fully reversed the amount of the unrecognized tax position and recorded a receivable for the anticipated refund, which was received in the second quarter of 2014.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $32 million and $29 million at December 31, 2014 and 2013, respectively.
Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $30 million at both December 31, 2014 and 2013.
We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions. Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.
In 2012, Qwest filed an amended 2008 federal income tax return primarily to report the carryforward impact of prior year settlements. A refund was received for the amended 2008 federal income tax return in 2013. In 2013, Qwest filed an amended 2009 federal income tax return primarily to report the carryforward impact of prior year settlements. The refund for the 2009 amended return filed in 2013 was received in 2014. In 2014, Qwest filed an amended federal income tax return for 2010. The refund claim filed for 2010 was accepted by the IRS and the refund is expected to be received in 2015. The 2010 amended return released certain general business credits that were required to be carried back to 2009. As a result, a subsequent 2009 federal amended return was filed by Qwest in 2014 to reflect the carrybacks from 2010. The 2009 refund claim filed in 2014 was accepted by the IRS and the refund is expected to be received in 2015.
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
Our open income tax years by major jurisdiction are as follows at December 31, 2014:

Jurisdiction	Open Tax Years
Federal	2010—current
State
Florida	2010—current
Minnesota	2011—current
Other states	2010—current
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

(12) Segment Information
Effective November 1, 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as four segments: consumer, business, wholesale and hosting. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, MPLS, Voice over Internet Protocol ("VoIP"), network management services, colocation, managed hosting and cloud hosting services. Our legacy services offered to these customers primarily include switched access, long-distance, and local services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance services.

We have restated previously reported segment results for the years ended December 31, 2013 and 2012 due to the above-described organizational restructure on November 1, 2014. The following table summarizes our segment results for 2014, 2013 and 2012 based on the segment categorization we were operating under at December 31, 2014.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Total segment revenues	$17,028	17,095	17,320
Total segment expenses	8,509	8,167	8,147
Total segment income	$8,519	8,928	9,173
Total margin percentage	50%	52%	53%
Business:
Revenues	$11,034	11,091	11,156
Expenses	6,089	5,808	5,729
Income	$4,945	5,283	5,427
Margin percentage	45%	48%	49%
Consumer:
Revenues	$5,994	6,004	6,164
Expenses	2,420	2,359	2,418
Income	$3,574	3,645	3,746
Margin percentage	60%	61%	61%
Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our business. The segment recast resulted in increases in consumer segment expenses and decreases in business segment expenses for the years ended December 31, 2013 and 2012. The nature of the most significant changes to segment expenses are as follows:

•	Certain business segment expenses were reassigned to consumer segment expense; and

•	Certain business segment expenses were reassigned to corporate overhead.
For the years ended December 31, 2013 and 2012, the segment recast resulted in an increase in consumer expenses of $28 million and $32 million, respectively, and a decrease in business expenses of $45 million and $59 million, respectively.

During 2014, we adopted several changes with respect to the assignment of certain expenses to our then segments. We have restated our previously reported segment results for the years ended December 31, 2013 and 2012 to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

•
The method for allocating certain shared costs of consumer sales and care, including bad debt expense and credit card fees, was revised, which resulted in an increase in consumer segment expenses with a corresponding decrease in business segment expenses; and

•
The progress of our integration efforts and centralization of certain administrative functions enabled us to discontinue the inclusion of finance, information technology, legal and human resources expenses in our then hosting segment, which resulted in a decrease in business segment expenses.

For the years ended December 31, 2013 and 2012, the reassignments of expenses resulted in an increase in consumer expenses of $100 million and $95 million, respectively, and a decrease in business expenses of $165 million for both years.
Product and Service Categories
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including resold satellite and our facilities-based video services), VoIP and Verizon Wireless services;

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

•	Other revenues, which consist primarily of Universal Service Fund ("USF") revenue and surcharges. Unlike the first three revenue categories, other revenues are not included in our segment revenues.
Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Strategic services	$9,200	8,823	8,427
Legacy services	7,138	7,616	8,221
Data integration	690	656	672
Other	1,003	1,000	1,056
Total operating revenues	$18,031	18,095	18,376
Other operating revenues include revenues from universal service funds, which allow us to recover a portion of our costs under federal and state cost recovery mechanisms, and certain surcharges to our customers, including billings for our required contributions to several USF programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, we do not allocate these revenues to any of our two segments presented above.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $526 million, $489 million and $531 million for the years ended December 31, 2014, 2013 and 2012, respectively. Those USF surcharges, where we record revenue, are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and allocated expenses which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results.
The following table reconciles segment income to net income for the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Total segment income	$8,519	8,928	9,173
Other operating revenues	1,003	1,000	1,056
Depreciation and amortization	(4,428)	(4,541)	(4,780)
Impairment of goodwill	—	(1,092)	—
Other unassigned operating expenses	(2,684)	(2,842)	(2,736)
Other expenses, net	(1,300)	(1,229)	(1,463)
Income tax expense	(338)	(463)	(473)
Net income (loss)	$772	(239)	777
We do not have any single customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
(13) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2014
Operating revenues	$4,538	4,541	4,514	4,438	18,031
Operating income	653	655	619	483	2,410
Net income	203	193	188	188	772
Basic earnings per common share	0.35	0.34	0.33	0.33	1.36
Diluted earnings per common share	0.35	0.34	0.33	0.33	1.36
2013
Operating revenues	$4,513	4,525	4,515	4,542	18,095
Operating income (loss)	782	715	(685)	641	1,453
Net income (loss)	298	269	(1,045)	239	(239)
Basic earnings (loss) per common share	0.48	0.45	(1.76)	0.41	(0.40)
Diluted earnings (loss) per common share	0.48	0.44	(1.76)	0.41	(0.40)

During the fourth quarter of 2014, we recognized a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset that occurred in the first quarter of 2014. During the fourth quarter of 2014, we also recognized a pension settlement charge of $63 million. The net loss of $1.045 billion in the third quarter of 2013 is primarily due to a goodwill impairment charge of $1.1 billion and a charge of $233 million in connection with a then tentative settlement in a litigation matter.
(14) Commitments and Contingencies
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
Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. On July 16, 2013, the Fulghum court granted plaintiffs' request to seek interlocutory review by the United States Court of Appeals for the Tenth Circuit. Embarq and the other defendants are defending the appeal, continue to vigorously contest any remaining claims in Fulghum and seek to have the claims in the Abbott case dismissed on similar grounds. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.
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
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. In October 2014, the state court granted summary judgment in Qwest's favor. In November 2014, Comcast filed a Notice of Appeal. We have not accrued a liability for this matter because we do not believe that liability is probable.

On September 13, 2006, Cargill Financial Markets, Plc ("Cargill") and Citibank, N.A. ("Citibank") filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, Koninklijke KPN N.V., KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest N.V. ("KPNQwest"), some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $266 million based on the exchange rate on December 31, 2014). The value of this claim will be reduced to the degree plaintiffs receive recovery from a distribution of assets from the bankruptcy estate of KPNQwest. The extent of such expected recovery is not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank have appealed that decision. We do not believe that liability is probable in this matter.
The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to the Cargill matter described above, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with that matter.
Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 31 states. The settlement administration process, including claim submission and evaluation, is continuing in relation to a number of these settlements. The parties have not yet received final approval in two states (Texas and New Mexico). There is one state where an action was at one time, but is not currently, pending (Arizona). We have accrued an amount that we believe is probable for resolving these matters; however, the amount is not material to our consolidated financial statements.
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
The local exchange carrier subsidiaries of CenturyLink are among hundreds of defendants nationwide in dozens of lawsuits filed over the past year by Sprint Communications Company and affiliates of Verizon Communications Inc. The plaintiffs in these suits have challenged the right of local exchange carriers to bill interexchange carriers for switched access charges for certain calls between mobile and wireline devices that are routed through an interexchange carrier. In the lawsuits, the plaintiffs are seeking refunds of access charges previously paid and relief from future access charges. In addition, these and some other interexchange carriers have ceased paying switched access charges on these calls. Recently the lawsuits involving our local exchange carriers and many other carriers have been consolidated for pretrial purposes in the United States District Court for the District of Northern Texas. Some of the defendants, including our affiliated carriers, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
As both an interexchange carrier and a local exchange carrier, we both pay and assess significant amounts of the access charges in question. The outcome of these disputes and suits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.

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
Capital Leases
We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in our consolidated statements of cash flows.
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in millions)
Assets acquired through capital leases	$37	12	209
Depreciation expense	126	136	150
Cash payments towards capital leases	118	119	113

	As of December 31,
	2014	2013
	(Dollars in millions)
Assets included in property, plant and equipment	$850	877
Accumulated depreciation	393	338
The future annual minimum payments under capital lease arrangements as of December 31, 2014 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2015	$104
2016	76
2017	74
2018	72
2019	61
2020 and thereafter	284
Total minimum payments	671
Less: amount representing interest and executory costs	(182)
Present value of minimum payments	489
Less: current portion	(73)
Long-term portion	$416

Operating Leases
CenturyLink leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2014, 2013 and 2012, our gross rental expense was $446 million, $455 million and $445 million, respectively. We also received sublease rental income for the years ended December 31, 2014, 2013 and 2012 of $14 million, $16 million and $18 million, respectively.
At December 31, 2014, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2015	$311
2016	280
2017	257
2018	233
2019	202
2020 and thereafter	974
Total future minimum payments (1)	$2,257
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $91 million due in the future under non-cancelable subleases.
Purchase Obligations
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $407 million at December 31, 2014. Of this amount, we expect to purchase $141 million in 2015, $154 million in 2016 through 2017, $50 million in 2018 through 2019 and $62 million in 2020 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2014.
(15) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2014	2013
	(Dollars in millions)
Prepaid expenses	$260	266
Materials, supplies and inventory	132	167
Assets held for sale	14	26
Deferred activation and installation charges	103	94
Other	71	44
Total other current assets	$580	597
Assets held for sale includes several assets that we expect to sell within the next twelve months. During 2014, we sold our remaining 700 MHz A-Block wireless spectrum licenses, which we purchased in 2008 but never placed into service. As a result of changes in market conditions and prevailing spectrum prices, we recorded an impairment charge of $14 million, which is included in other income, net in our consolidated statements of operations for the for the year ended December 31, 2014. The sale closed on November 3, 2014, and we received $39 million in cash in the aggregate.

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of December 31
	2014	2013
	(Dollars in millions)
Accounts payable	$1,226	1,111
Other current liabilities:
Accrued rent	$34	52
Legal reserves	27	273
Other	149	189
Total other current liabilities	$210	514
Included in accounts payable at December 31, 2014 and 2013 were $80 million and $88 million, respectively, representing book overdrafts and $185 million and $140 million, respectively, associated with capital expenditures. Included in legal reserves at December 31, 2013, was $235 million related to the then tentative settlement agreement with the trustees in the KPNQwest Dutch bankruptcy proceeding. In February 2014, we paid approximately €171 million (or approximately $235 million) to settle this proceeding.
(16) Labor Union Contracts
Approximately 36% of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). As of December 31, 2014, approximately two thousand or 4% of our employees are subject to additional collective bargaining agreements that expired in 2014. We believe that relations with our employees continue to be generally good. We are currently negotiating the terms of new agreements covering these employees. Additionally, approximately two thousand, or 4%, of our employees are subject to collective bargaining agreements that expire in 2015.
(17) Repurchase of CenturyLink Common Stock
In February 2013, our Board of Directors authorized us to repurchase up to $2 billion of our outstanding common stock. On May 29, 2014, we completed the 2013 stock repurchase program, repurchasing over the course of the program a total of 59.5 million shares in the open market at an average purchase price of $33.63 per share. Of those aggregate amounts, we repurchased 13.7 million shares in the open market during the first half of 2014 for an aggregate market price of $433 million, or an average purchase price of $31.54 per share. All shares of common stock repurchased under our 2013 stock repurchase program have been retired.
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the year ended December 31, 2014, we repurchased 5.2 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $200 million, or an average purchase price of $38.40 per share. The repurchased common stock has been retired. These repurchased shares exclude shares that, as of December 31, 2014, we had agreed to purchase under this program for an aggregate of $6 million, or an average purchase price of $40.22 per share, in transactions that settled early in the first quarter of 2015. The $6 million in shares excluded from the repurchase is included in other current liabilities on our consolidated balance sheet as of December 31, 2014. As of December 31, 2014, we had approximately $800 million in stock remaining available for repurchase under the Stock Repurchase Program. As of February 20, 2015, we had repurchased 7.7 million shares for $298 million, or an average purchase price of $38.57 per share.

(18) Accumulated Other Comprehensive Loss
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2014:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
Other comprehensive income (loss) before reclassifications	(1,107)	(162)	(15)	(1,284)
Amounts reclassified from accumulated other comprehensive income	56	12	1	69
Net current-period other comprehensive income (loss)	(1,051)	(150)	(14)	(1,215)
Balance at December 31, 2014	$(1,720)	(272)	(25)	(2,017)
The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2014:

Year Ended December 31, 2014	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$85	See Note 7—Employee Benefits
Prior service cost	25	See Note 7—Employee Benefits
Total before tax	110
Income tax expense (benefit)	(42)	Income tax expense
Insignificant items	1
Net of tax	$69
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2013:

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

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2013:

Year Ended December 31, 2013	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(88)	See Note 7—Employee Benefits
Prior service cost	(5)	See Note 7—Employee Benefits
Total before tax	(93)
Income tax expense (benefit)	35	Income tax expense
Insignificant items	(1)
Net of tax	$(59)
(19) Dividends
Our Board of Directors declared the following dividends payable in 2014 and 2013:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 11, 2014	11/24/2014	$0.540	$307	12/5/2014
August 19, 2014	8/29/2014	$0.540	$308	9/12/2014
May 28, 2014	6/9/2014	$0.540	$307	6/20/2014
February 24, 2014	3/10/2014	$0.540	$309	3/21/2014
November 12, 2013	11/25/2013	$0.540	$321	12/6/2013
August 27, 2013	9/6/2013	$0.540	$321	9/19/2013
May 22, 2013	6/3/2013	$0.540	$320	6/14/2013
February 27, 2013	3/11/2013	$0.540	$339	3/22/2013

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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at December 31, 2014. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Management’s Report on the Consolidated Financial Statements
Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2014. The consolidated financial statements included in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts determined using our best judgments and estimates.
Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).
Audit Committee
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

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2014. The effectiveness of our internal control over financial reporting at December 31, 2014 has been audited by KPMG LLP, as stated in their report which is included herein.
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
See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during 2014 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Glen F. Post, III	/s/ R. Stewart Ewing, Jr.
Glen F. Post, III	R. Stewart Ewing, Jr.
Chief Executive Officer, President and Director	Executive Vice President, Chief Financial Officer and Assistant Secretary

February 24, 2015

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2014 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	926,744	(1)	$44.13	(2)	22,637,230
Equity compensation plans not approved by shareholders (3)	3,179,284		36.20		—
Totals	4,106,028	(1)	$37.99	(2)	22,637,230
_______________________________________________________________________________

(1)
These amounts include restricted stock units, which represent the difference between the number of shares of restricted stock subject to market conditions granted at target and the maximum possible payout for these awards. Depending on performance, the actual share payout of these awards may range between 0-200% of target.

(2)	The amounts in column (a) include restricted stock units, which do not have an exercise price. Consequently, those awards were excluded from the calculation of this exercise price.

(3)	These amounts represent common shares to be issued upon exercise of options that were assumed in connection with certain acquisitions.
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
a.
Amended and Restated Credit Agreement, dated as of April 6, 2012, by and among CenturyLink, Inc. and the lenders and agents named therein (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012), as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of December 3, 2014, among CenturyLink, Inc. and the lenders and agents named therein (incorporated by reference to Exhibit 4.3 of CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on December 5, 2014).

b.
Guarantee Agreement, dated as of April 6, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.2(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013), as amended by the Amendment to Guarantee Agreement and Reaffirmation Agreement, dated as of December 3, 2014, among CenturyLink, Inc. and the affiliated guarantors named therein (incorporated by reference to Exhibit 4.4 of CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on December 5, 2014).

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

Exhibit Number	Description
4.4	Instruments relating to CenturyLink, Inc.'s public senior debt.(1)
a.
Indenture, dated as of March 31, 1994, by and between Century Telephone Enterprises, Inc. (currently named CenturyLink, Inc.) and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana), as Trustee.*

(i).
Form of 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-07784) filed with the Securities and Exchange Commission on March 18, 1996).

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

Exhibit Number	Description
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

	e.	Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.*
4.6	Instruments relating to indebtedness of Embarq Corporation.(1)
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

10.13*	CenturyLink Executive Severance Plan

Exhibit Number	Description
10.14
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

10.15	Certain Material Agreements and Plans of Embarq Corporation.
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

10.16	Certain Material Agreements and Plans of Qwest Communications International Inc. or Savvis, Inc.
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
101*
Financial statements from the Annual Report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to our Consolidated Financial Statements.

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

CenturyLink, Inc.
Date: February 24, 2015	By:	/s/ David D. Cole
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

/s/ Glen F. Post, III	Chief Executive Officer, President and Director	February 24, 2015
Glen F. Post, III
/s/ William A. Owens	Chairman of the Board	February 24, 2015
William A. Owens
/s/ R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary	February 24, 2015
R. Stewart Ewing, Jr.
/s/ David D. Cole	Executive Vice President, Controller and Operations Support	February 24, 2015
David D. Cole
/s/ Virginia Boulet	Director	February 24, 2015
Virginia Boulet
/s/ Peter C. Brown	Director	February 24, 2015
Peter C. Brown
/s/ Richard A. Gephardt	Director	February 24, 2015
Richard A. Gephardt
/s/ W. Bruce Hanks	Director	February 24, 2015
W. Bruce Hanks
/s/ Gregory J. McCray	Director	February 24, 2015
Gregory J. McCray
/s/ C. G. Melville, Jr.	Director	February 24, 2015
C. G. Melville, Jr.

/s/ Fred R. Nichols	Director	February 24, 2015
Fred R. Nichols
/s/ Harvey P. Perry	Director	February 24, 2015
Harvey P. Perry
/s/ Michael J. Roberts	Director	February 24, 2015
Michael J. Roberts
/s/ Laurie A. Siegel	Director	February 24, 2015
Laurie A. Siegel
/s/ Joseph R. Zimmel	Director	February 24, 2015
Joseph R. Zimmel