Form 10-Q
period 2015-03-31
CENTURYLINK, INC
filed 2015-05-06
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

On April 30, 2015, there were 563,749,179 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,451	4,538
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,911	1,935
Selling, general and administrative	851	843
Depreciation and amortization	1,040	1,107
Total operating expenses	3,802	3,885
OPERATING INCOME	649	653
OTHER (EXPENSE) INCOME
Interest expense	(328)	(331)
Other income, net	2	9
Total other expense, net	(326)	(322)
INCOME BEFORE INCOME TAX EXPENSE	323	331
Income tax expense	131	128
NET INCOME	$192	203
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.34	0.35
DILUTED	$0.34	0.35
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	561,969	574,535
DILUTED	563,505	575,456
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
NET INCOME	$192	203
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(15) and $(2) tax	23	3
Change in net prior service credit, net of $(2) and $(2) tax	4	3
Foreign currency translation adjustment and other, net of $— and $— tax	(11)	1
Other comprehensive income	16	7
COMPREHENSIVE INCOME	$208	210
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155	128
Accounts receivable, less allowance of $163 and $162	1,973	1,988
Deferred income taxes, net	718	880
Other	622	580
Total current assets	3,468	3,576
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	37,100	36,718
Accumulated depreciation	(18,917)	(18,285)
Net property, plant and equipment	18,183	18,433
GOODWILL AND OTHER ASSETS
Goodwill	20,753	20,755
Customer relationships, less accumulated amortization of $4,932 and $4,682	4,644	4,893
Other intangible assets, less accumulated amortization of $1,809 and $1,729	1,616	1,647
Other, net	856	843
Total goodwill and other assets	27,869	28,138
TOTAL ASSETS	$49,520	50,147
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$202	550
Accounts payable	1,068	1,226
Accrued expenses and other liabilities
Salaries and benefits	578	641
Income and other taxes	418	309
Interest	315	256
Other	259	210
Advance billings and customer deposits	739	726
Total current liabilities	3,579	3,918
LONG-TERM DEBT	20,254	20,121
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,921	4,030
Benefit plan obligations, net	5,755	5,808
Other	1,246	1,247
Total deferred credits and other liabilities	10,922	11,085
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 565,530 and 568,517 shares	566	569
Additional paid-in capital	16,059	16,324
Accumulated other comprehensive loss	(2,001)	(2,017)
Retained earnings	141	147
Total stockholders' equity	14,765	15,023
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,520	50,147
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$192	203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,040	1,107
Impairment of assets	8	—
Deferred income taxes	37	106
Provision for uncollectible accounts	42	30
Net long-term debt premium amortization	(4)	(11)
Share-based compensation	18	19
Changes in current assets and liabilities:
Accounts receivable	(27)	60
Accounts payable	(80)	123
Accrued income and other taxes	136	65
Other current assets and liabilities, net	(16)	(295)
Retirement benefits	(9)	(28)
Changes in other noncurrent assets and liabilities, net	(10)	3
Other, net	9	(2)
Net cash provided by operating activities	1,336	1,380
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(616)	(670)
Proceeds from sale of intangible assets or property	14	1
Other, net	(8)	(13)
Net cash used in investing activities	(610)	(682)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	594	—
Payments of long-term debt	(386)	(47)
Net (payments) borrowings on credit facility	(425)	30
Dividends paid	(304)	(309)
Net proceeds from issuance of common stock	8	7
Repurchase of common stock	(185)	(328)
Other, net	(1)	—
Net cash used in financing activities	(699)	(647)
Net increase in cash and cash equivalents	27	51
Cash and cash equivalents at beginning of period	128	168
Cash and cash equivalents at end of period	$155	219
Supplemental cash flow information:
Income taxes paid, net	$(5)	(10)
Interest paid (net of capitalized interest of $13 and $10)	$(270)	(265)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$569	584
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	1
Repurchase of common stock	(5)	(10)
Balance at end of period	566	575
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	16,324	17,343
Issuance of common stock through dividend reinvestment, incentive and benefit plans	6	6
Repurchase of common stock	(168)	(298)
Shares withheld to satisfy tax withholdings	(15)	(9)
Dividends declared	(105)	(184)
Share-based compensation and other, net	17	16
Balance at end of period	16,059	16,874
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,017)	(802)
Other comprehensive income	16	7
Balance at end of period	(2,001)	(795)
RETAINED EARNINGS
Balance at beginning of period	147	66
Net income	192	203
Dividends declared	(198)	(125)
Balance at end of period	141	144
TOTAL STOCKHOLDERS' EQUITY	$14,765	16,798
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
Our consolidated balance sheet as of December 31, 2014, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other, net financing activities.
We pay dividends out of retained earnings to the extent we have retained earnings on the date the dividend is declared. If the dividend is in excess of our retained earnings on the declaration date, then the excess is drawn from our additional paid-in capital.
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 7—Segment Information for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Change in Estimates
During the third quarter of 2014, we developed a plan to migrate customers from one of our networks to another between the fourth quarter of 2014 through the fourth quarter of 2015. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. Although they are more than fully offset by decreases in depreciation expense resulting from normal aging of our property, plant and equipment, these changes in the estimated remaining economic lives resulted in an increase in depreciation expense of approximately $12 million for the three months ended March 31, 2015, and are expected to increase depreciation expense by approximately $48 million for the year ending December 31, 2015. This increase in depreciation expense, net of tax, reduced consolidated net income by approximately $7 million, or $0.01 per basic and diluted common share, for the three months ended March 31, 2015, and is expected to reduce consolidated net income by approximately $30 million, or $0.05 per basic and diluted common share for the year ending December 31, 2015.

Recent Accounting Pronouncements
Debt Issuance Costs
On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and must be adopted by retrospectively applying the new standard to all periods presented in the financial statements. ASU 2015-03 may be adopted early for any financial statements that have not been issued.
ASU 2015-03 requires that the deferred costs associated with a debt issuance be recognized as a reduction in the carrying amount of the related debt rather than presented as a deferred charge included in other assets in our financial statements. ASU 2015-03 does not change the pattern of recognition for the deferred debt issuance costs. As of March 31, 2015, we have approximately $172 million of unamortized debt issuance costs that upon adoption of ASU 2015-03 will be reclassified out of other assets and recognized as a reduction in the carrying value of our long-term debt.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09” or “new standard”). The new standard is effective for annual and interim periods beginning January 1, 2017, and early adoption is prohibited. On April 1, 2015, the FASB proposed to defer the effective date of ASU 2014-09 by one year until January 1, 2018, but would allow early adoption as of the original January 1, 2017 effective date. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017. We have not yet decided which implementation method we will adopt.
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

(2) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums, consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation ("QC"), Qwest Capital Funding, Inc. and Embarq Corporation and subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of March 31, 2015	As of December 31, 2014
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$7,975	7,825
Credit facility (1)	1.910% - 4.000%	2019	300	725
Term loan	1.930%	2019	374	380
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2015 - 2054	7,311	7,311
Term Loan	1.930%	2025	100	—
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	479	509
Unamortized discounts, net			(115)	(111)
Total long-term debt			20,456	20,671
Less current maturities			(202)	(550)
Long-term debt, excluding current maturities			$20,254	20,121
______________________________________________________________________

(1)
The outstanding amount of our credit facility ("Credit Facility") borrowings at March 31, 2015 and December 31, 2014, were $300 million and $725 million, respectively, with weighted average interest rates of 1.930% and 2.270%, respectively. These amounts change on a regular basis.

New Issuances
On March 19, 2015, we issued $500 million aggregate principal amount of 5.625% Notes due 2025, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $494 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, at any time before January 1, 2025 at a redemption price equal to the greater of 100% of the principal amount of the Notes or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. At any time on or after January 1, 2025, we may redeem the Notes at par plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2018, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date.
Repayments
On February 17, 2015, we paid at maturity the $350 million principal and accrued and unpaid interest due under our Series M 5.000% Notes.
Term Loans and Revolving Line of Credit
On March 13, 2015, we amended our term loan agreement to reduce the interest rate payable by us thereunder and to modify some covenants to provide additional flexibility.

On February 20, 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid quarterly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. As of March 31, 2015, the outstanding principle balance on this term loan was $100 million.
In January 2015, we entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility.
Covenants
As of March 31, 2015, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
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
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. As noted in Note 7—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At March 31, 2015, the current and noncurrent portions of our leased real estate accrual were $12 million and $78 million, respectively. The remaining lease terms range from 0.3 to 10.7 years, with a weighted average of 8.5 years.
Changes in our accrued liabilities for severance expenses and leased real estate during the first three months of 2015 were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2014	$26	96
Accrued to expense	13	—
Payments, net	(17)	(3)
Reversals and adjustments	—	(3)
Balance at March 31, 2015	$22	90

(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Service cost	$22	20
Interest cost	141	151
Expected return on plan assets	(226)	(223)
Recognition of prior service cost	1	1
Recognition of actuarial loss	38	5
Net periodic pension benefit income	$(24)	(46)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Service cost	$6	5
Interest cost	35	40
Expected return on plan assets	(5)	(8)
Recognition of prior service cost	5	4
Net periodic post-retirement benefit expense	$41	41
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 were calculated as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$192	203
Earnings applicable to non-vested restricted stock	—	—
Net income applicable to common stock for computing basic earnings per common share	192	203
Net income as adjusted for purposes of computing diluted earnings per common share	$192	203
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	566,687	578,197
Non-vested restricted stock	(4,718)	(3,662)
Weighted average shares outstanding for computing basic earnings per common share	561,969	574,535
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	1,526	911
Number of shares as adjusted for purposes of computing diluted earnings per common share	563,505	575,456
Basic earnings per common share	$0.34	0.35
Diluted earnings per common share	$0.34	0.35
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 2.2 million and 3.1 million for the three months ended March 31, 2015 and 2014, respectively.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,977	21,409	20,162	21,255
(7) Segment Information
Segment Data
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

The following table summarizes our segment results for the three months ended March 31, 2015 and 2014, based on the segment categorization we were operating under at March 31, 2015.
The results of our business and consumer segments are summarized below:

	Three Months Ended March 31,
	2015	2014 (1)
	(Dollars in millions)
Total segment revenues	$4,194	4,284
Total segment expenses	2,073	2,096
Total segment income	$2,121	2,188
Total margin percentage	51%	51%
Business:
Revenues	2,697	2,775
Expenses	1,484	1,503
Income	$1,213	1,272
Margin percentage	45%	46%
Consumer:
Revenues	$1,497	1,509
Expenses	589	593
Income	$908	916
Margin percentage	61%	61%
______________________________________________________________________

(1)	Reflects the recasting of segment results discussed in the next section entitled "Recent Changes in Segment Reporting."

Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our management structure on November 1, 2014. Consequently, we have adopted several changes with respect to the assignment of certain expenses to our segments and have restated our previously-reported segment results to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

•	Certain business segment expenses were reassigned to consumer segment expense; and

•	Certain business segment expenses were reassigned to corporate overhead.
For the three months ended March 31, 2014, the segment recast resulted in an increase in consumer expenses of $10 million, and a decrease in business expenses of $13 million.
Product and Service Categories
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in fourteen markets), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other revenues, which consist primarily of Universal Service Fund ("USF") support and USF surcharges. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Strategic services	$2,320	2,271
Legacy services	1,735	1,839
Data integration	139	174
Other	257	254
Total operating revenues	$4,451	4,538
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $10 million and a corresponding increase in revenue from legacy services for the three months ended March 31, 2014.

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflects the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $135 million and $131 million for the three months ended March 31, 2015 and 2014, respectively. Those USF surcharges, where we record revenue, are included in the "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification as either business or consumer. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and allocated expenses which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results.
The following table reconciles segment income to net income:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Total segment income	$2,121	2,188
Other operating revenues	257	254
Depreciation and amortization	(1,040)	(1,107)
Other unassigned operating expenses	(689)	(682)
Other expense, net	(326)	(322)
Income tax expense	(131)	(128)
Net income	$192	203
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

Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in that case. On July 16, 2013, the Fulghum court granted plaintiffs' request to seek interlocutory review by the United States Court of Appeals for the Tenth Circuit. On February 24, 2015, the Tenth Circuit ruled that the plan documents reviewed do not support any claim for vested benefits, and affirmed the district court's dismissal of claims based on those documents. The Tenth Circuit decision allows a subset of claims for vested benefits to return to the district court for further proceedings. As to the subset, defendants anticipate successful motion practice in the district court. The Tenth Circuit also affirmed the district court's dismissal of all age discrimination claims. The Tenth Circuit reversed the district court's determination that ERISA's statute of repose is a time bar to the breach of fiduciary duty claims of fifteen named plaintiffs. Plaintiffs petitioned for further Tenth Circuit review on their claim for vested benefits. We petitioned for further Tenth Circuit review regarding the ERISA statute of repose. On April 27, 2015, a revised Tenth Circuit panel opinion was issued with no material change in the outcome, and en banc review was denied. As to any further proceedings that may occur in the district court, defendants will continue to vigorously contest any remaining claims in Fulghum and Abbott. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.
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
On September 13, 2006, Cargill Financial Markets, Plc ("Cargill") and Citibank, N.A. ("Citibank") filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, Koninklijke KPN N.V., KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest N.V. ("KPNQwest"), some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $238 million based on the exchange rate on March 31, 2015). The value of this claim will be reduced to the degree plaintiffs receive recovery from a distribution of assets from the bankruptcy estate of KPNQwest. The extent of such expected recovery is not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank have appealed that decision. We do not believe that liability is probable in this matter.
The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to the Cargill matter described above, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with that matter.

Several putative class actions relating to the installation of fiber optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in courts located in 34 states in which Qwest has such cable (Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, and Wisconsin.) For the most part, the complaints challenge our right to install our fiber optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our cable in the right-of-way without the plaintiffs' consent. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. After previous attempts to enter into a single nationwide settlement in a single court proved unsuccessful, the parties proceeded to seek court approval of settlements on a state-by-state basis. To date, the parties have received final approval of such settlements in 32 states. The settlement administration process, including claim submission and evaluation, is continuing in relation to a number of these settlements. The parties have not yet received final approval in one state (New Mexico). There is one state where an action was at one time, but is not currently, pending (Arizona). We have accrued an amount that we believe is probable for resolving these matters; however, the amount is not material to our consolidated financial statements.
CenturyLink and certain of its affiliates are defendants in one consolidated securities and four shareholder derivative actions. The actions are pending in federal court in the Western District of Louisiana. Plaintiffs in these actions have variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013. On April 21, 2015, the district court dismissed the consolidated securities class actions with prejudice. An appeal is possible. As to any further proceedings that may occur in these actions, we will continue to vigorously defend against the actions. We have not accrued a liability for these matters because we do not believe that liability is probable.
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

(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2015	As of December 31, 2014
	(Dollars in millions)
Prepaid expenses	$293	260
Materials, supplies and inventory	137	132
Assets held for sale	18	14
Deferred activation and installation charges	104	103
Other	70	71
Total other current assets	$622	580
For the three months ended March 31, 2015, we recorded impairment charges of $8 million in connection with pending negotiations involving several office buildings which we expect to sell within the next twelve months.
Selected Current Liabilities
The following table presents current liabilities reflected in our consolidated balance sheets, which include accounts payable and other current liabilities:

	As of March 31, 2015	As of December 31, 2014
	(Dollars in millions)
Accounts payable	$1,068	1,226
Other current liabilities:
Accrued rent	$28	34
Legal reserves	43	27
Other	188	149
Total other current liabilities	$259	210
Included in accounts payable at March 31, 2015 and December 31, 2014, were $62 million and $80 million, respectively, representing book overdrafts and $107 million and $185 million, respectively, associated with capital expenditures.
(10) Repurchase of CenturyLink Common Stock
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the three months ended March 31, 2015, we repurchased 4.5 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of $170 million, or an average purchase price of $37.53 per share. The repurchased common stock has been retired. As of March 31, 2015, we had approximately $630 million remaining available for stock repurchases under the 2014 stock repurchase program. As of May 4, 2015, we had repurchased 11.7 million shares for $439 million, or an average price of $37.60 per share, under our 2014 stock repurchase program.

(11) Accumulated Other Comprehensive Loss
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2015 and 2014:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2014	$(1,720)	(272)	(25)	(2,017)
Other comprehensive income (loss) before reclassifications	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	24	3	—	27
Net current-period other comprehensive income	24	3	(11)	16
Balance at March 31, 2015	$(1,696)	(269)	(36)	(2,001)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
Other comprehensive income (loss) before reclassifications	—	—	1	1
Amounts reclassified from accumulated other comprehensive income	3	3	—	6
Net current-period other comprehensive income	3	3	1	7
Balance at March 31, 2014	$(666)	(119)	(10)	(795)
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(38)	See Note 4-Employee Benefits
Prior service cost	(6)	See Note 4-Employee Benefits
Total before tax	(44)
Income tax expense	17	Income tax expense
Net of tax	$(27)

Three Months Ended March 31, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(5)	See Note 4-Employee Benefits
Prior service cost	(5)	See Note 4-Employee Benefits
Total before tax	(10)
Income tax expense	4	Income tax expense
Net of tax	$(6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.
Certain statements in this report constitute forward-looking statements. See the last paragraph of this Item 2 of Part I and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2014, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
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
At March 31, 2015, we operated approximately 12.3 million access lines in 37 states, served approximately 6.1 million broadband subscribers, and operated 58 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, broadband subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
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

Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions except per share amounts)
Operating revenues	$4,451	4,538
Operating expenses	3,802	3,885
Operating income	649	653
Other expense, net	(326)	(322)
Income tax expense	131	128
Net income	$192	203
Basic earnings per common share	$0.34	0.35
Diluted earnings per common share	$0.34	0.35
The following table summarizes our broadband subscribers, access lines, data centers and number of employees:

	As of March 31,		Increase / (Decrease)	% Change
	2015	2014
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total broadband subscribers (1)	6,117	6,057	60	1.0%
Total access lines (1)	12,270	12,882	(612)	(4.8)%
Total data centers (2)	58	56	2	3.6%
Total employees	44.8	46.5	(1.7)	(3.7)%
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

(2)
We define a data center as any facility where we market, sell and deliver colocation services, managed hosting (including cloud hosting) services, multi-tenant managed services, or any combination thereof. Our data centers are located throughout North America, Europe and Asia.

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

Operating Revenues
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, private line (including special access), MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting (including cloud hosting and managed hosting), colocation, Ethernet, video (including our facilities-based video services, which we now offer in fourteen markets), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local, long-distance, switched access, Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allow a local communications network to link to networks in remote locations);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other revenues, which consists primarily of Universal Service Fund ("USF") support and USF surcharges. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas, that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following table summarizes our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$2,320	2,271	49	2%
Legacy services	1,735	1,839	(104)	(6)%
Data integration	139	174	(35)	(20)%
Other	257	254	3	1%
Total operating revenues	$4,451	4,538	(87)	(2)%
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $10 million and a corresponding increase in revenue from legacy services for the three months ended March 31, 2014.
Our total operating revenues decreased by $87 million, or 2%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to declines in legacy services and data integration revenues, which were partially offset by growth in our strategic services revenues. The decrease in legacy services revenues is attributable to the continuing loss of access lines and loss of access revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including internet and wireless communication services. The decline in data integration revenues, which are typically more volatile than several of our other sources of revenue, is primarily due to lower sales of customer premises equipment to governmental and business customers during the period. The growth in our strategic services revenues is primarily due to increases in broadband, Ethernet, MPLS and facilities-based video services, which were substantially offset by a decline in private line (including special access) services attributable to lower volumes. We estimate that the rate of our access lines losses will be between 4.4% and 5.0% over the full year of 2015. Other operating revenues increased by $3 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to higher revenues related to an increased universal service fund contribution factor, which was substantially offset by lower revenues from intrastate universal service funds.
We are aggressively marketing our strategic services (including our hosting services) in an effort to offset the continuing declines in our legacy services revenues.

Our future federal USF support revenues could be materially impacted by our upcoming election to receive or reject any specific opportunities to construct additional broadband service plant in unserved portions of our service areas under Phase 2 of the FCC Connect America Fund ("CAF") program. For additional information about the potential revenue impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,911	1,935	(24)	(1)%
Selling, general and administrative	851	843	8	1%
Depreciation and amortization	1,040	1,107	(67)	(6)%
Total operating expenses	$3,802	3,885	(83)	(2)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $24 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to decreases in customer premises equipment installation expenses related to the decrease in data integration revenues and employee-related costs, which were partially offset by increases in network expenses, facility costs and Prism TV programming expenses.
Selling, General and Administrative
Selling, general and administrative expenses increased by $8 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to increases in bad debt expense, regulatory fines of $15 million associated with a 911 system outage and impairment charges related to office buildings currently being marketed and classified as assets held for sale, which were partially offset by decreases in employee-related costs and property and other taxes.
Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$694	717	(23)	(3)%
Amortization	346	390	(44)	(11)%
Total depreciation and amortization	$1,040	1,107	(67)	(6)%
Depreciation and amortization expenses decreased by $67 million, or 6%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Depreciation expense was $694 million for the three months ended March 31, 2015 as compared to $717 million for the three months ended March 31, 2014. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain assets and the addition of new plant. The depreciation expense related to our plant for the first quarter of 2015 was lower than the depreciation expense for the first quarter of 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by increases in depreciation of new plant placed in service in the first quarter of 2015 and the impact of changes in the estimated lives of certain property, plant and equipment, which resulted in additional depreciation in the first quarter of 2015. We anticipate that the changes in the estimated lives of certain property, plant and equipment will result in an increase in depreciation expense of approximately $48 million for 2015, which will be fully offset by the decreases in depreciation expense noted above. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.

Amortization expense decreased by $44 million from $390 million in the three months ended March 31, 2014 to $346 million in the three months ended March 31, 2015 primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets acquired in connection with the acquisitions of Embarq in 2009 and Qwest in 2011. These quarterly declines are expected to continue. In addition, amortization of our software investments declined due to software becoming fully amortized faster than new software was internally developed or purchased.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(328)	(331)	(3)	(1)%
Other income, net	2	9	(7)	(78)%
Total other expense, net	$(326)	(322)	4	1%
Income tax expense	$131	128	3	2%
Interest Expense
Interest expense decreased by $3 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a lower average outstanding debt balance and an increase in capitalized interest, which were substantially offset by a reduction in the amortization of debt premiums.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net decreased by $7 million, or 78%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to increased losses on foreign currency transactions in the current period as compared to the three months ended March 31, 2014.
Income Tax Expense
For the three months ended March 31, 2015 and 2014, our effective income tax rate was 40.6% and 38.7%, respectively. The effective tax rate for the three months ended March 31, 2015, includes the effect of regulatory fines associated with a 911 system outage. The effective tax rate for the three months ended March 31, 2014, reflects the impact of the reversal of unrecognized tax benefits, which modestly decreased the rate for the first quarter of 2014.

Segment Results
General
The results for our business and consumer segments are summarized below:

	Three Months Ended March 31,
	2015	2014
	(Dollars in millions)
Total segment revenues	$4,194	4,284
Total segment expenses	2,073	2,096
Total segment income	$2,121	2,188
Total margin percentage	51%	51%
Business:
Revenues	$2,697	2,775
Expenses	1,484	1,503
Income	$1,213	1,272
Income margin percentage	45%	46%
Consumer:
Revenues	$1,497	1,509
Expenses	589	593
Income	$908	916
Income margin percentage	61%	61%
Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our management structure on November 1, 2014. Consequently, we have adopted several changes with respect to the assignment of certain expenses to our segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have restated our previously reported segment results for the three months ended March 31, 2014 to conform to the current presentation. See Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information on our changes in segment reporting.
Allocation of Revenues and Expenses
Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above. Segment revenues are based upon each customer's classification as either a business or consumer. For information on how we allocate expenses to our segments, as well as other additional information about our segments, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our enterprise, wholesale and governmental customers increasingly demand integrated data, Internet, hosting and voice services. Although we are experiencing price compression on our strategic services due to competition, we expect strategic revenues from these services to continue to grow during 2015. Demand for our private line services (including special access) from our wholesale customers continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. While we expect that these factors will continue to negatively impact our wholesale customers, we believe the demand for our fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain. We anticipate continued pricing pressure for our colocation services as wholesale vendors continue to expand their enterprise colocation operations. We believe, however, that our hybrid service capabilities, which offer multiple products and services (including colocation, managed hosting, cloud and network services), will help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our managed hosting services, specifically our cloud services offerings, by endeavoring to add differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. This expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and we expect these trends to continue. Segment revenue for hosting area network products supporting colocation and managed hosting service offerings have been relatively flat due to providing lower volumes of such services, as well as pricing pressures on VPN and bandwidth services;

•
Legacy services. We face intense competition with respect to our higher margin legacy services and continue to see customers migrating away from these services and into lower margin strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. Our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many wholesale customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Our switched access revenues have been and will continue to be impacted by changes related to the Connect America and Intercarrier Compensation Reform order ("the 2011 order") adopted by the FCC in 2011, which we believe has increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers;

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

The following table summarizes the results of operations from our business segment:

	Business Segment
	Three Months Ended March 31,		Increase / (Decrease)	%Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services	$1,582	1,569	13	1%
Legacy services	977	1,033	(56)	(5)%
Data integration	138	173	(35)	(20)%
Total revenues	2,697	2,775	(78)	(3)%
Segment expenses:
Total expenses	1,484	1,503	(19)	(1)%
Segment income	$1,213	1,272	(59)	(5)%
Segment income margin percentage	45%	46%
Segment Revenues
Business revenues decreased by $78 million, or 3%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in business segment revenues was primarily due to decline in legacy services revenues and data integration revenues, which were partially offset by growth in our strategic services revenues. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance, access and traditional WAN services for the reasons noted above. The decrease in data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers during the period. The growth in our strategic services revenues was primarily due to strong MPLS unit growth and higher Ethernet volumes, which were substantially offset by a decline in private line (including special access) services attributable to lower volumes.
Segment Expenses
Business expenses decreased by $19 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a decrease in customer premises equipment costs resulting from the lower governmental and business sales noted above and a reduction in employee-related expenses attributable to employee benefits and professional fees, which were partially offset by increases in network expenses, external commissions and facility costs.
Segment Income
Business income decreased by $59 million, or 5%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in business segment income was primarily due to the loss of customers and lower service volumes in our legacy services, which caused the declines in our revenues to outpace the declines in our segment expenses.

Consumer
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speed than ours or expanding their advanced wireless data service offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur substantial content and start-up expenses in advance of marketing and selling the service. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain and the video business is growing increasingly competitive. We believe these efforts to expand our offerings will ultimately improve our ability to compete and increase our strategic revenues;

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

The following table summarizes the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services	$738	702	36	5%
Legacy services	758	806	(48)	(6)%
Data integration	1	1	—	—%
Total revenues	1,497	1,509	(12)	(1)%
Segment expenses:
Total expenses	589	593	(4)	(1)%
Segment income	$908	916	(8)	(1)%
Segment income margin percentage	61%	61%

Segment Revenues
Consumer revenues decreased by $12 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decline in legacy services revenues was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the reasons noted above. The increase in strategic services revenues was due primarily to increases in the number of our Prism TV customers and increases in the number of broadband subscribers, as well as from price increases on various services.
Segment Expenses
Consumer expenses decreased by $4 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to decreases in employee-related expenses, which were substantially offset by increases in programming expenses for Prism TV content resulting from subscriber growth in our Prism TV markets and content rate increases and bad debt expense.
Segment Income
Consumer income decreased by $8 million, or 1%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decline in consumer segment income was primarily due to customers migrating from legacy services to lower margin strategic services, which caused our segment revenues to decrease and our segment expenses to increase.
Liquidity and Capital Resources
Overview
At March 31, 2015, we held cash and cash equivalents of $155 million and we had approximately $1.7 billion of borrowing capacity available under our $2.0 billion revolving credit facility (as amended and referred to as our "Credit Facility", which is described further below). At March 31, 2015, cash and cash equivalents of $53 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2015, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards during 2015.
Based on our current capital allocation objectives, during the remaining nine months of 2015 we anticipate expending approximately $2.4 billion of cash for capital investment in property, plant and equipment and up to $916 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. We have debt maturities of approximately $92 million, scheduled debt principal payments of approximately $17 million and scheduled capital lease and other obligation payments of approximately $56 million due during the remainder of 2015. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions.
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
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total capital expenditures will be approximately $2.4 billion for the remaining nine months of 2015.
Our capital expenditures continue to be focused largely on our strategic services. For more information on capital spending, see Items 1 and 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Net Operating Loss Carryforwards
We are currently using NOLs to offset our federal taxable income. At December 31, 2014, we had approximately $1.6 billion of federal net operating losses. Based on current laws and circumstances, including the statutory extension allowing bonus depreciation for 2014, we now expect to deplete a substantial portion of these tax benefits during 2015. Once our NOLs are substantially utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially thereafter. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" appearing in Item 1A of Part II of this report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $305 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.
Stock Repurchase Program
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. For the three months ended March 31, 2015, we repurchased 4.5 million shares for $170 million or an average purchase price of $37.53 per share under this 2014 stock repurchase program (excluding common shares that, as of March 31, 2015, we had agreed to purchase under the program for an aggregate of $9 million in transactions that settled early in the second quarter of 2015). The repurchased common stock has been retired. We currently expect to continue purchasing shares under this 2014 program in open market transactions, subject to market conditions and other factors. As of March 31, 2015, we had approximately $630 million remaining available for stock repurchases under this 2014 stock repurchase program. As of May 4, 2015, we had repurchased 11.7 million shares for $439 million, or an average price of $37.60 per share, under our 2014 stock repurchase program. For additional information on repurchases made during the three months ended March 31, 2015, see Item 2 of Part II of this report.

Credit Facilities and Term Loans
We maintain a $2 billion revolving credit facility, which, as amended, matures on December 3, 2019. The amended Credit Facility (the "Credit Facility") has 16 lenders, with commitments ranging from $3.5 million to $198.5 million and allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At March 31, 2015, we had $300 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility) is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 8—Commitment and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At March 31, 2015, we owed $374 million under a term loan maturing in 2019, which includes covenants substantially the same as those set forth in the Credit Facility. At March 31, 2015, QC owed $100 million under a term loan maturing in 2025.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At March 31, 2015, our outstanding letters of credit totaled $119 million under this facility.
On March 13, 2015, we amended our term loan agreement to reduce the interest rate payable by us thereunder and to modify some covenants to provide additional flexibility.
In January 2015, we entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2014, the accounting unfunded status of our defined benefit pension plans and post-retirement plans were $2.5 billion and $3.5 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2014 for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. We made no cash contributions to the trust for the three months ended March 31, 2015 and, based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan for the remaining nine months of 2015. The amount of required contributions to our qualified pension plan in 2016 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations.

Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to partially cover the health care costs of certain retirees. As of December 31, 2014, the fair value of these trust assets was approximately $353 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately two years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected two year period could be shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
For 2015, our estimated annual long-term rate of return is 7.5% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
In 2014, we adopted new mortality assumptions, which significantly increased the accounting unfunded status of our pension and post-retirement benefit obligations. For additional information on this and other factors that could influence our funding commitments under our benefit plans, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in this Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2014 and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—Increases in costs for pension and healthcare benefits for our active and retired employee may reduce our profitability and increase our funding commitments" in Item 1A of Part II of this report.
Connect America Fund
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is explicitly targeted to the deployment and provisioning of broadband services in high cost areas. In December 2014, the FCC issued an order finalizing requirements and conditions of the CAF phase 2 program in order to proceed with the offer of support to price cap carriers. On April 29, 2015 the FCC announced the official offer of support to price cap carriers, on a state by state basis, to build and operate a network capable of providing high-speed broadband services to underserved areas. We now have until August 27, 2015 to elect whether to exercise a “right of first refusal” to provide broadband services to households in unserved/underserved areas of our service territory. The FCC has offered to us up to $514 million per year for the next six years to provide service to 1,190,016 locations in census blocks subject to the offer. To the extent that we choose not to accept these opportunities and related CAF Phase 2 funds for any state under our right of first refusal, we expect that those opportunities and funds would be awarded at auction in either 2016 or 2017. We currently expect that we, as well as other communications companies, would be able to participate in these various future state auctions in either 2016 or 2017.
The effects on us of either accepting or rejecting CAF Phase 2 funding are highly uncertain over the long term. In states where we accept the CAF Phase 2 funding, the annual distributions will begin later in 2015. In states where we do not accept CAF Phase 2 support, the legacy USF high-cost support, also referred to as “Frozen Support”, we have historically received, will continue until the CAF Phase 2 auctions are completed. If we elect by August 27, 2015 to receive all $514 million CAF Phase 2 funding available to us, the total support per year will be approximately $169 million greater than the federal Universal Service Fund high-cost support subsidies the CAF Phase 2 opportunities would replace. However, to obtain this additional $169 million of support, we will likely need to increase our planned capital expenditures by over $500 million per year. Conversely, if we elect to forego all available CAF Phase 2 funding, we will continue to receive approximately $345 million in federal USF high-cost support subsidies in 2015 and at least a portion of 2016, but the program’s impact on us beyond 2016 would depend on the extent to which we would participate and prevail in the future auctions described above. If we ultimately receive no CAF Phase 2 funding (either through elections not to participate in the program or failures to prevail at the future auctions), we anticipate forfeiting following such future auctions a substantial portion of the approximately $345 million of USF high-cost support funds that we expect to receive in 2015. These forfeitures would have a material adverse impact on our cash flows.
Historically, we have recognized the full amount of our annual federal USF high-cost support payments as revenue in the year received. We are still in the process of determining how to recognize funds that may be received under CAF Phase 2, but because of differences inherent in the CAF Phase 2 process, we will likely defer the recognition of CAF Phase 2 funding until specific CAF Phase 2 deployment projects are completed. This potential difference in accounting treatment could materially reduce our revenue beginning at the date, on or before August 27, 2015, when we formally elect to receive any CAF Phase 2 funds. Participating in this CAF phase 2 program would likely generate incremental broadband subscribers and revenue which, however, would not occur until the network build is complete and service is available at the required broadband speeds.

As of the date of filing of this report, we have not yet decided whether to accept or reject any specific build-out opportunities and related CAF support payments available to us under the Phase 2 program. We continue to evaluate our options with respect to the opportunities afforded to us under the FCC’s CAF Phase 2 program, including assessing whether our projected return on capital warrants pursuing these opportunities in our various markets. Although we cannot determine at this point the ultimate impact of the implementation of the FCC’s CAF Phase 2 program on us, it could have a material impact on our revenues, expenses and cash flows.
In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of broadband services in rural areas. The recently issued CAF Phase 2 program overlaps certain eligible areas of the second round funding, and we are currently unable to determine how much of the $40 million in funding we will utilize or return to the FCC. The $40 million of CAF second round of the first phase funding is included in other noncurrent liabilities on our consolidated balance sheet as of March 31, 2015.
For additional information, see "Business—Regulation" in Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$1,336	1,380	(44)
Net cash used in investing activities	(610)	(682)	(72)
Net cash used in financing activities	(699)	(647)	52
Net cash provided by operating activities decreased by $44 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a decrease in net income adjusted for non-cash items and negative variances in the changes in accounts receivable and accounts payable. These decreases were substantially offset by a positive variance in other current assets and liabilities, net, which was primarily due to a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $72 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to a decrease in payments for property, plant and equipment and capitalized software.
Net cash used in financing activities increased by $52 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in net debt paydowns, which were partially offset by a reduction in common stock repurchases.
On March 19, 2015, we issued $500 million aggregate principal amount of 5.625% Notes due 2025, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $494 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, at any time before January 1, 2025 at a redemption price equal to the greater of 100% of the principal amount of the Notes or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. At any time on or after January 1, 2025, we may redeem the Notes at par plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2018, we may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with net cash proceeds of certain equity offerings. Under certain circumstances, we will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date.
On February 20, 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid quarterly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. As of March 31, 2015, the outstanding principle balance on this term loan was $100 million.

On February 17, 2015, CenturyLink paid at maturity the $350 million principal plus accrued and unpaid interest due under its series M 5.000% Notes.
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
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Three Months Ended March 31, 2015	From April 1, 2011 through December 31, 2014	Total Since Acquisition
	(Dollars in millions)
Amortized	$6	344	350
Extinguished (1)	—	276	276
Total	$6	620	626
______________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $67 million as of March 31, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. Although it is premature for us to determine the ultimate impact of the new regulations on our operations, we currently expect that they will negatively impact our current operations. For additional information, see “Risk Factors - Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
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

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2015.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 15—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 or (iii) discussed under the heading "Market Risk" above.
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

In addition to historical information, this MD&A includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change, including product displacement; the effects of ongoing changes in the regulation of the communications industry (including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, access charges, universal service, broadband deployment, data protection and net neutrality); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, security breaches or similar attacks on our network; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to use our net operating loss carryforwards in projected amounts; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled companies; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; any adverse developments in legal or regulatory proceedings involving us; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, including those caused by changes in our cash requirements, capital expenditure needs, debt obligations, pension funding requirements, cash flows, or financial position, or other similar changes; the effects of adverse weather; other risks referenced in this report (including in "Risk Factors" in Item 1A of Part II of this report) or from time to time in other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business and our recent acquisitions are described in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, the existing regulatory and technological environment, industry and competitive conditions, and economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at March 31, 2015. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Various developments have caused us to continue to lose access lines, and for each of our product and service offerings to experience increased competitive pressures. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from a variety of other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (v) have larger operations than us, including larger or more diverse networks with greater transmission capacity or more or larger data centers, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, or (ix) have substantially stronger brand names. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, or to provide more comprehensive customer service. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
However, most of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

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
Likewise, our ability to expand and update our systems and information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.
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
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 2 of Part I of this report.
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

New technologies are also affecting consumer behavior in ways that are changing how content is viewed and delivered as consumers seek more control over when, where and how they consume content, which may have a negative impact on our satellite TV services and our Prism TV services. Increased access to various media through wireless devices has the potential to reduce the viewing of our content through traditional distribution outlets, which could adversely affect the demand for our video services. These new technologies have increased the number of entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis. These changes, coupled with changing consumer preferences and other related developments, could reduce the profitability or demand for our video products and services.
If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of March 31, 2015, approximately 36% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
For additional information about our business and operations, see Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014.
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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive in our wholesale business. Moreover, regardless of whether and the degree to which we elect to participate in the FCC's CAF Phase 2 program, we anticipate our financial results will be significantly impacted in the coming years. For more information, see "Business Regulation" in Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

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
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various broadband and internet regulation initiatives including “network neutrality” regulations, as discussed further below. The FCC is also, among other things, considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. The new regulations are subject to pending judicial challenges. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband internet services.

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
There are several material proceedings pending against us, as described in Note 8—Commitments and Contingencies to our consolidated financial statements included in Item 1 of Part I of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 8 could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
We continue to carry significant debt. As of March 31, 2015, our consolidated long-term debt was approximately $20.5 billion. Approximately $3.0 billion of our consolidated debt, excluding capital lease and other obligations, matures over the 36 months ending March 31, 2018.
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
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As discussed further under “Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers,” increased bandwidth consumption by consumers and businesses have placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or to the extent the FCC requires higher minimum transmission speeds to qualify as "broadband service", we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
At December 31, 2014, we had approximately $1.6 billion of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest. Under certain circumstances, these NOLs can be used to offset our future federal taxable income. Additionally, we had state NOLs of $12 billion, which we believe have a gross tax benefit of $528 million.
The acquisitions of Qwest, Savvis and other corporations caused “ownership changes” under federal tax laws relating to the post-acquisition use of NOLs and other federal tax attributes. As a result, these laws could limit our ability to use the federal NOLs and certain other federal tax attributes of each of those corporations. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect, based on current laws and circumstances, to use a substantial portion of these federal NOLs and other federal tax attributes to reduce our federal tax liability in 2015.
A significant portion of the state NOLs are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOLs will be limited by state laws related to ownership changes. As a result, we do not expect to utilize a large portion of the state NOLs, and consequently have established an allowance against the state NOLs in the amount of $312 million.
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

As of December 31, 2014, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 7—Employee Benefits to our consolidated financial statements included in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2014. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 2 of Part I of this report.
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
For additional information concerning our liquidity and capital resources, see Item 2 of Part I of this report. For a discussion of certain currency and liquidity risks associated with our international operations, see "Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2014, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
As of March 31, 2015, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors. For additional information, please see our Registration Statement on Form 8-A/A filed with the SEC on March 2, 2015. This could deprive our shareholders of any related takeover premium.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 repurchase program. During the three months ended March 31, 2015, we repurchased approximately 4.5 million shares of our outstanding common stock in the open market (excluding common shares that, as of March 31, 2015, we had agreed to purchase under the program for an aggregate of $9 million in transactions that settled early in the second quarter of 2015). These shares were repurchased for an aggregate market price of $170 million or an average purchase price of $37.53 per share. The common stock repurchased has been retired. For additional information, see Note 10—Repurchase of CenturyLink Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.
The following table contains information about shares of our previously-issued common stock that were repurchased under our current 24-month Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
January 2015	1,457,420	$38.93	1,457,420	$743,281,109
February 2015	1,375,708	38.47	1,375,708	690,357,176
March 2015	1,686,369	35.56	1,686,369	630,385,722
Total	4,519,497	37.53	4,519,497
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2015 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2015	48,927	$38.56
February 2015	50,686	37.11
March 2015	332,148	34.41
Total	431,761

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
a.
Amended and Restated Credit Agreement, dated as of April 6, 2012, by and among CenturyLink, Inc. and the lenders and agents named therein (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012, as amended by the First Amendment to Amended and Restated Credit Agreement, dated as of December 3, 2014, among CenturyLink, Inc. and the lenders and agents named therein (incorporated by reference to Exhibit 4.3 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on December 5, 2014).

b.
Guarantee Agreement, dated as of April 6, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 11, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.2(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013), as amended by the Amendment to Guarantee Agreement and Reaffirmation Agreement, dated as of December 3, 2014, among CenturyLink, Inc. and the affiliated guarantors named therein (incorporated by reference to Exhibit 4.4 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on December 5, 2014).

4.3	Instruments relating to CenturyLink, Inc.'s Term Loan.
a.
Credit Agreement, dated as of April 18, 2012, by and among CenturyLink, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as amended by the amendment dated as of March 13, 2015.*

b.
Guarantee Agreement, dated as of April 18, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.3(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013), as amended by the amendment dated as of March 13, 2015.*

_______________________________________________________________________________

(1)
Certain of the items in Sections 4.4, 4.5 and 4.6 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

Exhibit Number	Description
4.4	Instruments relating to CenturyLink, Inc.'s public senior debt. (1)
a.
Indenture, dated as of March 31, 1994, by and between Century Telephone Enterprises, Inc. (currently named CenturyLink, Inc.) and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana), as Trustee.

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

i.
Tenth Supplemental Indenture, dated as of March 19, 2015, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit 4.1 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

(i)
Form of 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

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

Exhibit Number	Description
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

	e.	Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.
4.6	Instruments relating to indebtedness of Embarq Corporation.(1)
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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

Exhibit Number	Description
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
10.8
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

10.10
Form of Change of Control Agreement, effective January 1, 2011 between CenturyLink, Inc. and each of its other executive officers (incorporated by reference to Exhibit 10.12 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.11
CenturyLink Executive Severance Plan (incorporated by reference to Exhibit 10.13 of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2015.)

10.12
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

10.13	Certain Material Agreements and Plans of Embarq Corporation.
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

Exhibit Number	Description
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

10.14	Certain Material Agreements and Plans of Qwest Communications International Inc. or Savvis, Inc.
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

12*	Ratio of Earnings to Fixed Charges
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2015.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)