Form 10-Q
period 2015-06-30
CENTURYLINK, INC
filed 2015-08-06
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On July 31, 2015, there were 562,985,838 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,419	4,541	8,870	9,079
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,959	1,962	3,870	3,897
Selling, general and administrative	863	831	1,714	1,674
Depreciation and amortization	1,048	1,093	2,088	2,200
Total operating expenses	3,870	3,886	7,672	7,771
OPERATING INCOME	549	655	1,198	1,308
OTHER (EXPENSE) INCOME
Interest expense	(327)	(325)	(655)	(656)
Other income (expense), net	12	(7)	14	2
Total other expense, net	(315)	(332)	(641)	(654)
INCOME BEFORE INCOME TAX EXPENSE	234	323	557	654
Income tax expense	91	130	222	258
NET INCOME	$143	193	335	396
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.26	0.34	0.60	0.69
DILUTED	$0.26	0.34	0.60	0.69
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.08	1.08
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	558,640	567,915	560,304	571,225
DILUTED	559,220	569,032	561,362	572,244
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
NET INCOME	$143	193	335	396
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(15), $(2), $(30) and $(4) tax	27	3	50	6
Change in net prior service costs, net of $(3), $(3), $(5) and $(5) tax	4	5	8	8
Foreign currency translation adjustment and other, net of $—, $—, $— and $— tax	11	8	—	9
Other comprehensive income	42	16	58	23
COMPREHENSIVE INCOME	$185	209	393	419
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155	128
Accounts receivable, less allowance of $155 and $162	1,955	1,988
Deferred income taxes, net	596	880
Other	599	580
Total current assets	3,305	3,576
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	37,642	36,718
Accumulated depreciation	(19,553)	(18,285)
Net property, plant and equipment	18,089	18,433
GOODWILL AND OTHER ASSETS
Goodwill	20,758	20,755
Customer relationships, less accumulated amortization of $5,177 and $4,682	4,399	4,893
Other intangible assets, less accumulated amortization of $1,714 and $1,729	1,586	1,647
Other, net	840	843
Total goodwill and other assets	27,583	28,138
TOTAL ASSETS	$48,977	50,147
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,519	550
Accounts payable	1,049	1,226
Accrued expenses and other liabilities
Salaries and benefits	576	641
Income and other taxes	423	309
Interest	260	256
Other	225	210
Advance billings and customer deposits	745	726
Total current liabilities	4,797	3,918
LONG-TERM DEBT	18,834	20,121
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,834	4,030
Benefit plan obligations, net	5,696	5,808
Other	1,229	1,247
Total deferred credits and other liabilities	10,759	11,085
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 562,999 and 568,517 shares	563	569
Additional paid-in capital	15,896	16,324
Accumulated other comprehensive loss	(1,959)	(2,017)
Retained earnings	87	147
Total stockholders' equity	14,587	15,023
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,977	50,147
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$335	396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,088	2,200
Impairment of assets	8	32
Deferred income taxes	53	208
Provision for uncollectible accounts	84	63
Net long-term debt premium amortization	(8)	(21)
Share-based compensation	38	42
Changes in current assets and liabilities:
Accounts receivable	(51)	(72)
Accounts payable	(112)	75
Accrued income and other taxes	120	(11)
Other current assets and liabilities, net	(50)	(356)
Retirement benefits	(19)	(102)
Changes in other noncurrent assets and liabilities, net	(11)	66
Other, net	6	(11)
Net cash provided by operating activities	2,481	2,509
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,272)	(1,401)
Proceeds from sale of property	26	—
Other, net	(12)	(18)
Net cash used in investing activities	(1,258)	(1,419)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	594	—
Payments of long-term debt	(506)	(121)
Net (payments) borrowings on credit facility and revolving line of credit	(405)	120
Dividends paid	(609)	(616)
Net proceeds from issuance of common stock	9	32
Repurchase of common stock	(277)	(493)
Other, net	(2)	1
Net cash used in financing activities	(1,196)	(1,077)
Net increase in cash and cash equivalents	27	13
Cash and cash equivalents at beginning of period	128	168
Cash and cash equivalents at end of period	$155	181
Supplemental cash flow information:
Income taxes paid, net	$(41)	(23)
Interest paid (net of capitalized interest of $29 and $22)	$(654)	(672)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$569	584
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1	2
Repurchase of common stock	(7)	(15)
Balance at end of period	563	571
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	16,324	17,343
Issuance of common stock through dividend reinvestment, incentive and benefit plans	7	30
Repurchase of common stock	(247)	(441)
Shares withheld to satisfy tax withholdings	(17)	(14)
Dividends declared	(211)	(289)
Share-based compensation and other, net	40	42
Balance at end of period	15,896	16,671
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,017)	(802)
Other comprehensive income	58	23
Balance at end of period	(1,959)	(779)
RETAINED EARNINGS
Balance at beginning of period	147	66
Net income	335	396
Dividends declared	(395)	(327)
Balance at end of period	87	135
TOTAL STOCKHOLDERS' EQUITY	$14,587	16,598
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
(1) Basis of Presentation
General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network and public access, wireless, video and other ancillary services.
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
Changes in Estimates
During the third quarter of 2014, we developed a plan to migrate customers from one of our networks to another over a one-year period beginning in the fourth quarter of 2014. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. The increase in depreciation expense from the changes in estimates is expected to be more than fully offset by decreases in depreciation expense resulting from normal aging of our property, plant and equipment. These changes in the estimated remaining economic lives resulted in an increase in depreciation expense of approximately $12 million and $24 million for the three and six months ended June 30, 2015, respectively, and are expected to increase depreciation expense by approximately $48 million for the year ending December 31, 2015. This increase in depreciation expense, net of tax, reduced consolidated net income by approximately $7 million and $15 million, or $0.01 and $0.03 per basic and diluted common share, for the three and six months ended June 30, 2015, respectively, and is expected to reduce consolidated net income by approximately $30 million, or $0.05 per basic and diluted common share, for the year ending December 31, 2015.

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
ASU 2015-03 requires that the deferred costs associated with a debt issuance be recognized as a reduction in the carrying amount of the related debt rather than presented as a deferred charge included in other assets in our financial statements. ASU 2015-03 does not change the standards for recognizing deferred debt issuance costs. As of June 30, 2015, we had approximately $170 million of unamortized debt issuance costs that upon adoption of ASU 2015-03 will be reclassified from other assets and recognized as a reduction in the carrying value of our long-term debt.
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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying the new standard and are in the early stages of assessing the impact the new standard will have on us and our consolidated financial statements. We cannot, however, provide any estimate of the impact of adopting the new standard at this time.

(2) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums, consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation ("QC"), Qwest Capital Funding, Inc. and Embarq Corporation and subsidiaries ("Embarq") and is summarized as follows:

	Interest Rates	Maturities	As of June 30, 2015	As of December 31, 2014
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$7,975	7,825
Credit facility and revolving line of credit(1)	1.937% - 4.000%	2019	320	725
Term loan	1.940%	2019	369	380
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2016 - 2054	7,219	7,311
Term loan	1.940%	2025	100	—
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	457	509
Unamortized discounts, net			(119)	(111)
Total long-term debt			20,353	20,671
Less current maturities			(1,519)	(550)
Long-term debt, excluding current maturities			$18,834	20,121
______________________________________________________________________

(1)
The total outstanding amount of our credit facility ("Credit Facility") and revolving line of credit borrowings at June 30, 2015 and December 31, 2014, were $320 million and $725 million, respectively, with weighted average interest rates of 2.000% and 2.270%, respectively. These amounts change on a regular basis.

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
Repayments
On June 15, 2015, QC paid at maturity the $92 million principal amount of their 7.625% Notes.
On February 17, 2015, we paid at maturity the $350 million principal and accrued and unpaid interest due under our Series M 5.000% Notes.

Term Loans and Revolving Line of Credit
On March 13, 2015, we amended our term loan agreement to reduce the interest rate payable by us thereunder and to modify some covenants to provide additional flexibility.
On February 20, 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. As of June 30, 2015, the outstanding principal balance on this term loan was $100 million.
In January 2015, we entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. The amount available under this uncommitted revolving line of credit is reduced by any amount outstanding under the Credit Facility with the same lender. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum.
Covenants
As of June 30, 2015, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
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
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At June 30, 2015, the current and noncurrent portions of our leased real estate accrual were $10 million and $76 million, respectively. The remaining lease terms range from 0.2 to 10.5 years, with a weighted average of 8.5 years.
Changes in our accrued liabilities for severance expenses and leased real estate during the first six months of 2015 were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2014	$26	96
Accrued to expense	32	—
Payments, net	(36)	(7)
Reversals and adjustments	—	(3)
Balance at June 30, 2015	$22	86

(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost	$20	19	42	39
Interest cost	142	151	283	302
Expected return on plan assets	(223)	(223)	(449)	(446)
Recognition of prior service cost	2	3	3	4
Recognition of actuarial loss	42	5	80	10
Net periodic pension benefit income	$(17)	(45)	(41)	(91)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost	$6	5	12	11
Interest cost	35	40	70	79
Expected return on plan assets	(5)	(8)	(10)	(16)
Recognition of prior service cost	5	5	10	9
Net periodic post-retirement benefit expense	$41	42	82	83
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$143	193	335	396
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	143	193	335	396
Net income as adjusted for purposes of computing diluted earnings per common share	$143	193	335	396
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	563,495	572,240	565,091	575,218
Non-vested restricted stock	(4,855)	(4,325)	(4,787)	(3,993)
Weighted average shares outstanding for computing basic earnings per common share	558,640	567,915	560,304	571,225
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	570	1,107	1,048	1,009
Number of shares as adjusted for purposes of computing diluted earnings per common share	559,220	569,032	561,362	572,244
Basic earnings per common share	$0.26	0.34	0.60	0.69
Diluted earnings per common share	$0.26	0.34	0.60	0.69
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 2.4 million for both the three months ended June 30, 2015 and 2014, respectively, and averaged 2.3 million and 2.8 million for the six months ended June 30, 2015 and 2014, respectively.
(6) Fair Value Disclosure
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt, excluding capital lease and other obligations. Due to their short-term nature, the carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of June 30, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,896	20,370	20,162	21,255
(7) Segment Information
Segment Data
During the fourth quarter of 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, MPLS, Voice over Internet Protocol ("VoIP"), network management services, colocation, managed hosting and cloud hosting services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance voice services.

The results of our business and consumer segments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
	(Dollars in millions)
Total segment revenues	$4,161	4,288	8,355	8,572
Total segment expenses	2,142	2,117	4,215	4,213
Total segment income	$2,019	2,171	4,140	4,359
Total margin percentage	49%	51%	50%	51%
Business:
Revenues	2,659	2,788	5,356	5,563
Expenses	1,525	1,516	3,009	3,019
Income	$1,134	1,272	2,347	2,544
Margin percentage	43%	46%	44%	46%
Consumer:
Revenues	$1,502	1,500	2,999	3,009
Expenses	617	601	1,206	1,194
Income	$885	899	1,793	1,815
Margin percentage	59%	60%	60%	60%
______________________________________________________________________

(1)	Reflects the recasting of segment results discussed in the next section entitled "Recent Changes in Segment Reporting."
Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our management structure in the fourth quarter of 2014. Consequently, we have adopted several changes with respect to the assignment of certain expenses to our segments and have restated our previously-reported segment results to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

•	Certain business segment expenses were reassigned to consumer segment expense; and

•	Certain business segment expenses were reassigned to corporate overhead.
For the three months ended June 30, 2014, the segment recast resulted in an increase in consumer expenses of $2 million, and a decrease in business expenses of $3 million. For the six months ended June 30, 2014, the segment recast resulted in an increase in consumer expenses of $12 million, and a decrease in business expenses of $16 million.
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

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other revenues, which consist primarily of Universal Service Fund ("USF") support and USF surcharges. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenues for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Strategic services	$2,332	2,289	4,652	4,560
Legacy services	1,687	1,812	3,422	3,651
Data integration	142	187	281	361
Other	258	253	515	507
Total operating revenues	$4,419	4,541	8,870	9,079
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $9 million and $19 million and a corresponding increase in revenue from legacy services for the three and six months ended June 30, 2014.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $139 million and $136 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $274 million and $267 million for the six months ended June 30, 2015 and 2014, respectively. Those USF surcharges, where we record revenue, are included in "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification as either business or consumer. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities and allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Similarly, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income (expense) is not monitored as a part of our segment operations and is therefore excluded from our segment results.

The following table reconciles segment income to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Total segment income	$2,019	2,171	4,140	4,359
Other operating revenues	258	253	515	507
Depreciation and amortization	(1,048)	(1,093)	(2,088)	(2,200)
Other unassigned operating expenses	(680)	(676)	(1,369)	(1,358)
Other expense, net	(315)	(332)	(641)	(654)
Income tax expense	(91)	(130)	(222)	(258)
Net income	$143	193	335	396
We do not have any single customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.
(8) Commitments and Contingencies
We are vigorously defending against all of the matters described below. As a matter of course, we are prepared to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have established accrued liabilities for the matters described below where losses are deemed probable and reasonably estimable.
Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in the case. On interlocutory appeal, the United States Court of Appeals for the Tenth Circuit ruled on February 24, 2015, that the plan documents reviewed do not support any claim for vested benefits, and affirmed the district court's dismissal of claims based on those documents. The Tenth Circuit decision allowed a subset of claims for vested benefits to return to the district court for further proceedings. The Tenth Circuit also affirmed the district court's dismissal of all age discrimination claims. The Tenth Circuit reversed the district court's determination that ERISA's statute of repose is a time bar to the breach of fiduciary duty claims of fifteen named plaintiffs. Plaintiffs petitioned for further Tenth Circuit review on their claims for vested benefits. We petitioned for further Tenth Circuit review regarding the ERISA statute of repose. On April 27, 2015, a revised Tenth Circuit panel opinion was issued with no material change in the outcome. On June 10, 2015, the district court in Fulghum granted summary judgment to defendants on an additional group of claims for vested benefits.  On July 27, 2015, pursuant to the terms of a stipulation by the parties, the district court in Fulghum granted judgment in favor of defendants on all remaining and unadjudicated vested benefits claims. This judgment is without prejudice to any rights the parties may have to pursue any additional appellate relief. As to any further proceedings that may occur in the district court, defendants will continue to vigorously contest any remaining claims in Fulghum and Abbott. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.

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
On September 13, 2006, Cargill Financial Markets, Plc ("Cargill") and Citibank, N.A. ("Citibank") filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, Koninklijke KPN N.V., KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest N.V. ("KPNQwest"), some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $243 million based on the exchange rate on June 30, 2015). The value of this claim will be reduced to the degree plaintiffs receive recovery from a distribution of assets from the bankruptcy estate of KPNQwest. The extent of such expected recovery is not yet known. On April 25, 2012, the court issued its judgment denying the claims asserted by Cargill and Citibank in their lawsuit. Cargill and Citibank have appealed that decision. We do not believe that liability is probable in this matter.
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
CenturyLink and certain of its affiliates were defendants in one consolidated securities and four shareholder derivative actions. The actions were pending in federal court in the Western District of Louisiana. Plaintiffs in these actions had variously alleged, among other things, that CenturyLink and certain of its current and former officers and directors violated federal securities laws and/or breached fiduciary duties owed to the Company and its shareholders. Plaintiffs' complaints focus on alleged material misstatements or omissions concerning CenturyLink's financial condition and changes in CenturyLink's capital allocation strategy in early 2013. On April 21, 2015, the district court dismissed the consolidated securities class actions with prejudice. The time for appealing the decision has expired. On June 16, 2015, the district court, pursuant to the parties' stipulation, dismissed the derivative actions without prejudice. These matters are now resolved.
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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of June 30, 2015	As of December 31, 2014
	(Dollars in millions)
Prepaid expenses	$286	260
Materials, supplies and inventory	124	132
Assets held for sale	10	14
Deferred activation and installation charges	105	103
Other	74	71
Total other current assets	$599	580
During the first quarter of 2015, we recorded impairment charges of $8 million in connection with pending negotiations involving several office buildings which we expect to sell within the next twelve months.
Selected Current Liabilities
The following table presents current liabilities reflected in our consolidated balance sheets, which include accounts payable and other current liabilities:

	As of June 30, 2015	As of December 31, 2014
	(Dollars in millions)
Accounts payable	$1,049	1,226
Other current liabilities:
Accrued rent	$31	34
Legal contingencies	24	27
Other	170	149
Total other current liabilities	$225	210
Included in accounts payable at June 30, 2015 and December 31, 2014, were $65 million and $80 million, respectively, representing book overdrafts and $120 million and $185 million, respectively, associated with capital expenditures.

(10) Repurchase of CenturyLink Common Stock
In the first quarter of 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the six months ended June 30, 2015, we repurchased 7 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of approximately $260 million, or an average purchase price of $36.83 per share. The repurchased common stock has been retired. As of June 30, 2015, we had approximately $540 million remaining available for stock repurchases under the 2014 stock repurchase program.
(11) Accumulated Other Comprehensive Loss
Information Relating to 2015
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and six months ended June 30, 2015:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at March 31, 2015	$(1,696)	(269)	(36)	(2,001)
Other comprehensive income (loss) before reclassifications	—	—	11	11
Amounts reclassified from accumulated other comprehensive income	28	3	—	31
Net current-period other comprehensive income	28	3	11	42
Balance at June 30, 2015	$(1,668)	(266)	(25)	(1,959)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2014	$(1,720)	(272)	(25)	(2,017)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	52	6	—	58
Net current-period other comprehensive income	52	6	—	58
Balance at June 30, 2015	$(1,668)	(266)	(25)	(1,959)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2015:

Three Months Ended June 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(42)	See Note 4-Employee Benefits
Prior service cost	(7)	See Note 4-Employee Benefits
Total before tax	(49)
Income tax expense	18	Income tax expense
Net of tax	$(31)

Six Months Ended June 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(80)	See Note 4-Employee Benefits
Prior service cost	(13)	See Note 4-Employee Benefits
Total before tax	(93)
Income tax expense	35	Income tax expense
Net of tax	$(58)
Information Relating to 2014
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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2014:

Three Months Ended June 30, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(5)	See Note 4-Employee Benefits
Prior service cost	(8)	See Note 4-Employee Benefits
Total before tax	(13)
Income tax expense	5	Income tax expense
Net of tax	$(8)

Six Months Ended June 30, 2014	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(10)	See Note 4-Employee Benefits
Prior service cost	(13)	See Note 4-Employee Benefits
Total before tax	(23)
Income tax expense	9	Income tax expense
Net of tax	$(14)

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
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance, broadband, private line (including special access), Multi-Protocol Label Switching ("MPLS"), data integration, managed hosting (including cloud hosting), colocation, Ethernet, network and public access, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At June 30, 2015, we operated approximately 12.1 million access lines in 37 states, served approximately 6.1 million broadband subscribers, and operated 59 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, broadband subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
In the fourth quarter of 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our private line (including special access), broadband, Ethernet, MPLS, Voice over Internet Protocol ("VoIP"), network management services, colocation, managed hosting and cloud hosting services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance voice services.

Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions except per share amounts)
Operating revenues	$4,419	4,541	8,870	9,079
Operating expenses	3,870	3,886	7,672	7,771
Operating income	549	655	1,198	1,308
Other expense, net	(315)	(332)	(641)	(654)
Income tax expense	91	130	222	258
Net income	$143	193	335	396
Basic earnings per common share	$0.26	0.34	0.60	0.69
Diluted earnings per common share	$0.26	0.34	0.60	0.69
The following table summarizes our broadband subscribers, access lines, data centers, Prism subscribers and number of employees:

	As of June 30,		Increase / (Decrease)	% Change
	2015	2014
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total broadband subscribers (1)	6,108	6,055	53	0.9%
Total access lines (1)	12,109	12,707	(598)	(4.7)%
Total Prism subscribers	258	214	44	20.6%
Total data centers (2)	59	57	2	3.5%
Total employees	44.4	45.5	(1.1)	(2.4)%
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

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other revenues, which consists primarily of Universal Service Fund ("USF") support and USF surcharges. We receive both federal and state USF support, which are government subsidies designed to reimburse us for the portion of the cost of providing certain telecommunications services, such as in high-cost rural areas that we are not able to recover from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$2,332	2,289	43	2%
Legacy services	1,687	1,812	(125)	(7)%
Data integration	142	187	(45)	(24)%
Other	258	253	5	2%
Total operating revenues	$4,419	4,541	(122)	(3)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$4,652	4,560	92	2%
Legacy services	3,422	3,651	(229)	(6)%
Data integration	281	361	(80)	(22)%
Other	515	507	8	2%
Total operating revenues	$8,870	9,079	(209)	(2)%
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $9 million and $19 million, respectively, and a corresponding increase in revenue from legacy services for the three and six months ended June 30, 2014.

Our total operating revenues decreased by $122 million, or 3% and $209 million, or 2%, for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 primarily due to declines in legacy services and data integration revenues, which were partially offset by growth in our strategic services revenues. The decrease in legacy services revenues is attributable to the continuing loss of access lines and loss of access revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including internet and wireless communication services. The decline in data integration revenues, which are typically more volatile than several of our other sources of revenue, is primarily due to lower sales of customer premises equipment to governmental and business customers during the period. The growth in strategic services revenues is primarily due to increased demand for our broadband, Ethernet, MPLS and facilities-based video services, which were substantially offset by a decline in private line (including special access) services attributable to lower volumes. We estimate that the rate of our access lines losses will be between 4.4% and 5.0% over the full year of 2015. Other operating revenues increased by $5 million, or 2%, and $8 million, or 2%, for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 primarily due to higher revenues related to an increased universal service fund contribution factor, which was partially offset by lower revenues from intrastate universal service funds.
We are aggressively marketing our strategic services (including our hosting services) in an effort to offset the continuing declines in our legacy services revenues.
Our future federal USF support revenues could be materially impacted by our upcoming election to receive or reject any funds under Phase 2 of the FCC's Connect America Fund ("CAF") program. For additional information about the potential revenue impact of the CAF Phase 2 program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,959	1,962	(3)	—%
Selling, general and administrative	863	831	32	4%
Depreciation and amortization	1,048	1,093	(45)	(4)%
Total operating expenses	$3,870	3,886	(16)	—%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,870	3,897	(27)	(1)%
Selling, general and administrative	1,714	1,674	40	2%
Depreciation and amortization	2,088	2,200	(112)	(5)%
Total operating expenses	$7,672	7,771	(99)	(1)%

Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $3 million, or less than 1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to decreases in salaries and wages, professional fees, facility costs and customer premises equipment installation expenses related to the decrease in data integration revenues, which were substantially offset by increases in benefits expense and Prism TV programming expenses related to subscriber growth and content rate increases. Cost of services and products (exclusive of depreciation and amortization) decreased by $27 million, or 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to decreases in salaries and wages, professional fees and customer premises equipment installation expenses related to the decrease in data integration revenues, which were partially offset by increases in benefits expense, network expenses and Prism TV programming expenses related to subscriber growth and content rate increases.
Selling, General and Administrative
Selling, general and administrative expenses increased by $32 million, or 4%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to increases in marketing and advertising expense, bad debt expense and property and other taxes, which were partially offset by a decrease in benefits expense and impairments on assets. Selling, general and administrative expenses increased by $40 million, or 2%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to increases in bad debt expense, regulatory fines of $15 million associated with a 911 system outage and impairment charges related to office buildings currently being marketed and classified as assets held for sale, which were partially offset by a decrease in benefits expense.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$706	727	(21)	(3)%
Amortization	342	366	(24)	(7)%
Total depreciation and amortization	$1,048	1,093	(45)	(4)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$1,400	1,445	(45)	(3)%
Amortization	688	755	(67)	(9)%
Total depreciation and amortization	$2,088	2,200	(112)	(5)%
Depreciation expense decreased by $21 million, or 3%, and by $45 million, or 3%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the first six months of 2015 was lower than the depreciation expense for the first six months of 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by increases in depreciation attributable to new plant placed in service in the first six months of 2015 and the impact of changes in the estimated lives of certain property, plant and equipment, which resulted in additional depreciation in the first six months of 2015. We anticipate that the changes in the estimated lives of certain property, plant and equipment will result in an increase in depreciation expense of approximately $48 million for 2015, which we expect will be fully offset by the decreases in depreciation expense noted above. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.

Amortization expense decreased by $24 million, or 7%, and by $67 million, or 9%, for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014 primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets acquired in connection with the acquisitions of Embarq in 2009 and Qwest in 2011. We expect these declines to continue. In addition, amortization of our software investments declined due to software becoming fully amortized faster than new software was internally developed or purchased.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	(327)	(325)	2	1%
Other income (expense), net	12	(7)	19	nm
Total other expense, net	$(315)	(332)	(17)	(5)%
Income tax expense	$91	130	(39)	(30)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(655)	(656)	(1)	—%
Other income, net	14	2	12	nm
Total other expense, net	$(641)	(654)	(13)	(2)%
Income tax expense	$222	258	(36)	(14)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $2 million, or 1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to a reduction in the amortization of debt premiums and a favorable tax related settlement in 2014, which were substantially offset by increased capitalized interest. Interest expense decreased by $1 million, or less than 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to increased capitalized interest, lower average debt outstanding and lower bond coupon rates, which were substantially offset by a reduction in the amortization of debt premiums.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net increased by $19 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to lower losses on foreign currency transactions and the impact of a second quarter of 2014 impairment charge of $14 million recorded in connection with the sale of our 700 MHz A-Block Wireless Spectrum licenses. Other income, net increased by $12 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the impact of the above referenced 2014 impairment charge, which was partially offset by an increase in losses on foreign currency transactions.

Income Tax Expense
For the three months ended June 30, 2015 and 2014, our effective income tax rate was 38.9% and 40.2%, respectively. The effective tax rate for the three months ended June 30, 2014, reflects the unfavorable impact of receiving no tax benefit from the impairment of our 700 MHz A-Block wireless spectrum licenses, because we are not likely to generate income of a character required to realize a tax benefit from the loss of ultimate disposition. For the six months ended June 30, 2015 and 2014, our effective income tax rate was 39.9% and 39.4%, respectively. The effective tax rate for the six months ended June 30, 2015, includes the effect of regulatory fines associated with a 911 system outage. The effective tax rate for the six months ended June 30, 2014, is also impacted by the loss of tax benefit of the above noted wireless spectrum impairment.
Segment Results
General
The results for our business and consumer segments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in millions)
Total segment revenues	$4,161	4,288	8,355	8,572
Total segment expenses	2,142	2,117	4,215	4,213
Total segment income	$2,019	2,171	4,140	4,359
Total margin percentage	49%	51%	50%	51%
Business:
Revenues	$2,659	2,788	5,356	5,563
Expenses	1,525	1,516	3,009	3,019
Income	$1,134	1,272	2,347	2,544
Income margin percentage	43%	46%	44%	46%
Consumer:
Revenues	$1,502	1,500	2,999	3,009
Expenses	617	601	1,206	1,194
Income	$885	899	1,793	1,815
Income margin percentage	59%	60%	60%	60%
Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our management structure in the fourth quarter of 2014. Consequently, we have adopted several changes with respect to the assignment of certain expenses to our segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have restated our previously reported segment results for the three and six months ended June 30, 2014 to conform to the current presentation. See Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information on our changes in segment reporting.
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

Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our enterprise, wholesale and governmental customers increasingly demand integrated data, Internet, hosting and voice services. Although competitive pressures and transitioning to our new management structure have slowed the rate of growth of our strategic services over the first half of 2015, we expect improved contributions from strategic services in this segment over the second half of the year. Demand for our private line services (including special access) from our wholesale customers continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. While we expect that these factors will continue to negatively impact our wholesale customers, we believe the demand for our fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain. We anticipate continued pricing pressure for our colocation services as wholesale vendors continue to expand their enterprise colocation operations. We believe, however, that our hybrid service capabilities, which offer multiple products and services (including colocation, managed hosting, cloud and network services), will help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our managed hosting services; specifically our cloud services offerings, by endeavoring to add differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. This expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and we expect these trends to continue. Segment revenue for hosting area network products supporting colocation and managed hosting service offerings have slightly declined due to providing lower volumes of such services, as well as pricing pressures on VPN and bandwidth services;

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

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our business segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended June 30,		Increase / (Decrease)	%Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services	$1,574	1,580	(6)	—%
Legacy services	943	1,022	(79)	(8)%
Data integration	142	186	(44)	(24)%
Total revenues	2,659	2,788	(129)	(5)%
Segment expenses:
Total expenses	1,525	1,516	9	1%
Segment income	$1,134	1,272	(138)	(11)%
Segment income margin percentage	43%	46%

	Business Segment
	Six Months Ended June 30,		Increase / (Decrease)	%Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services	$3,156	3,149	7	—%
Legacy services	1,920	2,055	(135)	(7)%
Data integration	280	359	(79)	(22)%
Total revenues	5,356	5,563	(207)	(4)%
Segment expenses:
Total expenses	3,009	3,019	(10)	—%
Segment income	$2,347	2,544	(197)	(8)%
Segment income margin percentage	44%	46%
Segment Revenues
Business revenues decreased by $129 million, or 5%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $207 million, or 4%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decrease in business segment revenues was primarily due to declines in legacy services revenues and data integration revenues. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance, access and traditional WAN services for the reasons noted above. The decrease in data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers during the period. The changes in strategic services revenues were primarily due to MPLS unit growth and higher Ethernet volumes, offset by declines in private line (including special access) and hosting services.
Segment Expenses
Business expenses increased by $9 million, or 1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to increases in salaries, wages and benefits, marketing and advertising expenses and network expenses, which were substantially offset by decreases in professional fees and customer premises equipment costs resulting from the lower governmental and business sales noted above in segment revenues. Business expenses decreased by $10 million, or less than 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to decreases in professional fees, fleet expense and customer premises equipment costs resulting from the lower governmental and business sales, which were partially offset by increases in salaries and wages, network expenses and external commissions. Excluding customer premises equipment costs, operating expenses increased by $46 million and $86 million for the three and six months ended June 30, 2015, respectively, as compared to the three and six months ended June 30, 2014.

Segment Income
Business income decreased by $138 million, or 11%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $197 million, or 8%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decreases in business segment income were due to the loss of customers and lower service volumes in our legacy services and to the increase in operating expenses, excluding the impact of the reduction in customer premises equipment costs.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, demand for our broadband services could be adversely affected by competitors continuing to provide services at higher average broadband speed than ours or expanding their advanced wireless data service offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur substantial content and start-up expenses in advance of marketing and selling the service. Although, over time, we expect that our facilities-based video services will be profitable, our associated content costs continue to increase and the video business is growing increasingly competitive. We believe these efforts to expand our offerings will ultimately improve our ability to compete and increase our strategic revenues;

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

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services	$758	709	49	7%
Legacy services	744	790	(46)	(6)%
Data integration	—	1	(1)	(100)%
Total revenues	1,502	1,500	2	—%
Segment expenses:
Total expenses	617	601	16	3%
Segment income	$885	899	(14)	(2)%
Segment income margin percentage	59%	60%

	Consumer Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services	$1,496	1,411	85	6%
Legacy services	1,502	1,596	(94)	(6)%
Data integration	1	2	(1)	(50)%
Total revenues	2,999	3,009	(10)	—%
Segment expenses:
Total expenses	1,206	1,194	12	1%
Segment income	$1,793	1,815	(22)	(1)%
Segment income margin percentage	60%	60%
Segment Revenues
Consumer revenues increased by $2 million, or less than 1%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in consumer revenues was primarily due to increases in strategic services revenues, which were substantially offset by declines in legacy services revenues. The increase in strategic services revenues was primarily due to increases in the number of our Prism TV customers and increases in the number of broadband subscribers, as well as from price increases on various services. The decline in legacy services revenues was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the reasons noted above. Consumer revenues decreased by $10 million, or less than 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decline in legacy services revenues was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the reasons noted above. The increase in strategic services revenues was primarily due to increases in the number of our Prism TV customers and increases in the number of broadband subscribers, as well as from price increases on various services. Price increase initiatives implemented during the first half of 2015 had a greater impact on our second quarter strategic services revenues as compared to our first quarter strategic services revenues.
Segment Expenses
Consumer expenses increased by $16 million, or 3%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and increased by $12 million, or 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to increases in bad debt expense and programming expenses for Prism TV content resulting from subscriber growth and content rate increases, which were partially offset by decreases in salaries and wages and professional fees.

Segment Income
Consumer income decreased by $14 million, or 2%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 and decreased by $22 million, or 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The decline in consumer segment income was primarily driven by increases in our segment expenses.
Liquidity and Capital Resources
Overview
At June 30, 2015, we held cash and cash equivalents of $155 million and we had approximately $1.7 billion of borrowing capacity available under our $2.0 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At June 30, 2015, cash and cash equivalents of $70 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2015, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards during 2015. Generally speaking, our principal funding source is cash from operating activities and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends and periodic stock repurchases.
Based on our current capital allocation objectives, during the remaining six months of 2015 we anticipate expending approximately $1.5 billion of cash for capital investment in property, plant and equipment and up to $608 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. During the remainder of 2015, we have scheduled debt principal payments of approximately $11 million and scheduled capital lease and other fixed obligations of approximately $39 million. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions and other factors.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We use our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance our cash requirements.
Connect America Fund
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies. Among other changes, this initial ruling established the framework for a multi-year transition of federal universal service funding to a new system where such funding is targeted in part for the deployment and provisioning of broadband services in high cost areas. In December 2014, the FCC issued an order finalizing requirements and conditions of the CAF Phase 2 program in order to proceed with the offer of support to price cap carriers. For additional information, see "Business—Regulation" in Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014.
On April 29, 2015 the FCC announced the official offer of support to price cap carriers, on a state by state basis, to build and operate a network capable of providing high-speed broadband services to underserved areas. We have until August 27, 2015 to elect whether to exercise a “right of first refusal” to provide broadband services to households in unserved/underserved areas of our service territory. The FCC has offered to us up to $514 million per year for the next six years to provide service to 1,190,016 locations in census blocks subject to the offer. As of the date of filing this report, we anticipate accepting more than $300 million of the total offered in at least two dozen states, and we continue to evaluate the remaining funding of approximately $200 million, which is primarily for the other remaining states.

In states where we accept the CAF Phase 2 funding, we anticipate the cash distributions will begin in September or October 2015. In any states where we do not accept CAF Phase 2 support, the legacy USF high-cost support, also referred to as “Frozen Support”, which we have historically received, will continue until the CAF Phase 2 auctions are completed. Depending on our ultimate elections, the total support we expect to receive will be between $50 million and $200 million greater in 2015 than the legacy federal Universal Service Fund high-cost support subsidies the CAF Phase 2 opportunities would replace. To the extent that we choose not to accept these markets and related CAF Phase 2 funds for any state under our right of first refusal, we expect that those markets and funds would be awarded at auction in either 2016 or 2017. We currently expect that we, as well as other communications companies, would be able to participate in those auctions. We also currently expect that if we elect to forego the remaining funding of approximately $200 million annually for CAF Phase 2 funding in the remaining states, we will continue to receive approximately $8 million per month in federal USF high-cost support subsidies until these future auctions occur, but the impact on us beyond the date of the auctions would depend on the extent to which we would participate and prevail in the auctions.
Historically, we have recognized the full amount of our annual federal USF high-cost support payments as other revenue in the year received. We will likely recognize the full amount of CAF Phase 2 support payments as other revenue in the year received. At this stage, we anticipate the amounts we receive in our next few quarters will be equal to or greater than the amount we would have received under the legacy federal Universal Service Fund high-cost support subsidies.
In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of broadband services in rural areas. The CAF Phase 2 program overlaps certain eligible areas of the second round funding, and we are continuing to evaluate how much of the $40 million in funding we will utilize or return to the FCC. The $40 million of CAF second round of the first phase funding is included in other noncurrent liabilities on our consolidated balance sheet as of June 30, 2015.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total capital expenditures will be approximately $1.5 billion for the remaining six months of 2015. We also anticipate that in 2016 our total capital expenditures will be approximately $3.0 billion, inclusive of any CAF Phase 2 related capital expenditures.
Our capital expenditures continue to be focused largely on our strategic services. For more information on our capital spending, see Items 1 and 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Net Operating Loss Carryforwards
We are currently using NOLs to offset our federal taxable income. At December 31, 2014, we had approximately $1.6 billion of federal net operating losses. Based on current laws and circumstances, including the statutory extension allowing bonus depreciation for 2014, we now expect to deplete a substantial portion of these tax benefits during 2015. Once our NOLs are substantially utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially thereafter. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" appearing in Item 1A of Part II of this report and the MD&A discussion included in Item 7 or Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $304 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.
Stock Repurchase Program
In the first quarter of 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the six months ended June 30, 2015, we repurchased 7 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of approximately $260 million or an average purchase price of $36.83 per share. The repurchased common stock has been retired. We currently expect to continue purchasing shares under this 2014 program in open market transactions, subject to market conditions and other factors. As of June 30, 2015, we had approximately $540 million remaining available for stock repurchases under this 2014 stock repurchase program. For additional information on repurchases made during the three months ended June 30, 2015, see Item 2 of Part II of this report.
Credit Facilities, Revolving Line of Credit and Term Loans
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At June 30, 2015, we had $320 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility and revolving line of credit.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Our debt to EBITDA ratios could be adversely affected by a wide variety of events, including unforeseen expenses or contingencies. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
At June 30, 2015, CenturyLink owed $369 million under a term loan maturing in 2019 and QC owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.

We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At June 30, 2015, our outstanding letters of credit totaled $117 million under this facility.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2014, the accounting unfunded status of our defined benefit pension plans and post-retirement plans were $2.5 billion and $3.5 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. We made no cash contributions to the trust for the six months ended June 30, 2015 and, based on current laws and circumstances; we do not expect any contributions to be required for our qualified pension plan for the remaining six months of 2015. The amount of required contributions to our qualified pension plan in 2016 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions.
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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$2,481	2,509	(28)
Net cash used in investing activities	(1,258)	(1,419)	(161)
Net cash used in financing activities	(1,196)	(1,077)	119
Net cash provided by operating activities decreased by $28 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a decrease in net income adjusted for non-cash items and a negative variance in the change in accounts payable. These decreases were substantially offset by a positive variance in accrued income and other taxes, retirement benefits and other current assets and liabilities, net, which was primarily due to a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation. For additional information about our operating results, see "Results of Operations" above.

Net cash used in investing activities decreased by $161 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to a decrease in payments for property, plant and equipment and capitalized software.
Net cash used in financing activities increased by $119 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to an increase in net debt paydowns, which were partially offset by a reduction in common stock repurchases.
On June 15, 2015, QC paid at maturity the $92 million principal amount of our 7.625% Notes.
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
On February 20, 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025, the maturity date of the loan. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. As of June 30, 2015, the outstanding principal balance on this term loan was $100 million.
On February 17, 2015, we paid at maturity the $350 million principal plus accrued and unpaid interest due under our Series M 5.000% Notes.
In January 2015, we entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. As of June 30, 2015, the outstanding principal balance on this line of credit was $85 million.
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

The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Six Months Ended June 30, 2015	From April 1, 2011 through December 31, 2014	Total Since Acquisition
	(Dollars in millions)
Amortized	$12	344	356
Extinguished (1)	—	276	276
Total	$12	620	632
______________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $61 million as of June 30, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. Although it is premature for us to determine the ultimate impact of the new regulations on our operations, we currently expect that they will negatively impact our current operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
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
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2015.
We do not believe that there were any material changes to market risks arising from changes in interest rates or fluctuations in foreign currencies for the six months ended June 30, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at June 30, 2015. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Likewise, our ability to expand and update our systems and information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.
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
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading “Risk Factors—Risks Relating to Legal and Regulatory Matters." We also provide products or services to various federal, state and local agencies. Governmental agencies frequently reserve the right to terminate their contracts for convenience, or to suspend or debar companies from receiving future subsidies or contracts under certain circumstances. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
Reliance on financial institutions. We rely on a number of financial institutions to provide us with short-term liquidity under our credit facility. If one or more of these lenders default on their funding commitments, our access to revolving credit could be adversely affected.
Rising costs, changes in consumer behaviors and other industry changes may adversely impact our video business
The costs of purchasing video programming have risen significantly in recent years and continue to rise. Moreover, an increasing number of consumers are receiving access to video content through video streaming or other services pursuant to new technologies for a nominal or no fee, which will likely reduce demand for more traditional video products, such as the satellite TV services that we resell and our Prism TV services.

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
As of June 30, 2015, approximately 36% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
In addition, we rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases.
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
For additional information about our business and operations, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by, among others, (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and re-direct federal universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. Moreover, regardless of whether and the degree to which we elect to participate in the FCC's CAF Phase 2 program, we anticipate our financial results will be significantly impacted in the coming years. For more information, see "Business Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

Several judicial challenges to the 2011 order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
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
In addition, increased regulation of our suppliers could increase our costs. For instance, if enhanced regulation of greenhouse gas emissions increases our energy costs, the profitability of our hosting and other operations could be adversely affected.
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
We continue to carry significant debt. As of June 30, 2015, our consolidated long-term debt was approximately $20.4 billion. Approximately $2.9 billion of our consolidated debt, excluding capital lease and other obligations, matures over the 36 months ending June 30, 2018.
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
At December 31, 2014, we had approximately $1.6 billion of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest. Under certain circumstances, these NOLs can be used to offset our future federal taxable income. Additionally, at such date, we had state NOLs of approximately $12 billion, which we believe have a gross tax benefit of approximately $528 million.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2014, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

We have a significant amount of goodwill, customer relationships and other intangible assets on our consolidated balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.
As of June 30, 2015, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 repurchase program. During the three months ended June 30, 2015, we repurchased approximately 2.5 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $90 million or an average purchase price of $35.57 per share. The common stock repurchased has been retired. For additional information, see Note 10—Repurchase of CenturyLink Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.
The following table contains information about shares of our previously-issued common stock that were repurchased under our current 24-month Stock Repurchase Program during the second quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
April 2015	1,770,890	$35.53	1,770,890	$567,471,257
May 2015	756,484	35.68	756,484	540,482,777
June 2015	—	—	—	540,482,777
Total	2,527,374	35.57	2,527,374
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2015 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2015	15,390	$35.21
May 2015	34,266	34.13
June 2015	16,932	32.30
Total	66,588

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
a.
Credit Agreement, dated as of April 18, 2012, by and among CenturyLink, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as amended by the amendment dated as of March 13, 2015.

b.
Guarantee Agreement, dated as of April 18, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.3(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013), as amended by the amendment dated as of March 13, 2015 (incorporated by reference to Exhibit 4.3(b) of CenturyLink's Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 001-07784) filed with the Securities and Exchange Commission on May 6, 2015).

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

Exhibit Number	Description
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

Exhibit Number	Description
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

10.7
2015 Executive Officer Short-Term Incentive Program (incorporated by reference to Exhibit A of CenturyLink's 2015 Proxy Statement on Form 14A (File No. 001-07784) filed with the Securities and Exchange Commission on April 8, 2015).

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

10.10
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2015.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)