Form 10-Q
period 2015-09-30
CENTURYLINK, INC
filed 2015-11-05
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On October 30, 2015, there were 549,004,205 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,554	4,514	13,424	13,593
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,993	1,975	5,863	5,872
Selling, general and administrative	857	823	2,571	2,497
Depreciation and amortization	1,048	1,097	3,136	3,297
Total operating expenses	3,898	3,895	11,570	11,666
OPERATING INCOME	656	619	1,854	1,927
OTHER (EXPENSE) INCOME
Interest expense	(329)	(325)	(984)	(981)
Other income, net	2	5	16	7
Total other expense, net	(327)	(320)	(968)	(974)
INCOME BEFORE INCOME TAX EXPENSE	329	299	886	953
Income tax expense	124	111	346	369
NET INCOME	$205	188	540	584
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.37	0.33	0.97	1.03
DILUTED	$0.37	0.33	0.97	1.02
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.62	1.62
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	554,897	565,965	558,502	569,472
DILUTED	555,156	567,432	559,293	570,640
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
NET INCOME	$205	188	540	584
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(16), $(2), $(46) and $(6) tax	24	3	74	9
Change in net prior service costs, net of $(3), $(2), $(8) and $(7) tax	4	3	12	11
Foreign currency translation adjustment and other	(10)	(16)	(10)	(7)
Other comprehensive income	18	(10)	76	13
COMPREHENSIVE INCOME	$223	178	616	597
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$355	128
Accounts receivable, less allowance of $160 and $162	1,951	1,988
Deferred income taxes, net	450	880
Other	594	580
Total current assets	3,350	3,576
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	38,250	36,718
Accumulated depreciation	(20,182)	(18,285)
Net property, plant and equipment	18,068	18,433
GOODWILL AND OTHER ASSETS
Goodwill	20,757	20,755
Customer relationships, less accumulated amortization of $5,414 and $4,682	4,162	4,893
Other intangible assets, less accumulated amortization of $1,767 and $1,729	1,568	1,647
Other, net	849	843
Total goodwill and other assets	27,336	28,138
TOTAL ASSETS	$48,754	50,147
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,910	550
Accounts payable	1,087	1,226
Accrued expenses and other liabilities
Salaries and benefits	682	641
Income and other taxes	535	309
Interest	329	256
Other	268	210
Advance billings and customer deposits	736	726
Total current liabilities	5,547	3,918
LONG-TERM DEBT	18,504	20,121
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,742	4,030
Benefit plan obligations, net	5,534	5,808
Other	1,177	1,247
Total deferred credits and other liabilities	10,453	11,085
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 554,090 and 568,517 shares	554	569
Additional paid-in capital	15,460	16,324
Accumulated other comprehensive loss	(1,941)	(2,017)
Retained earnings	177	147
Total stockholders' equity	14,250	15,023
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,754	50,147
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$540	584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,136	3,297
Impairment of assets	9	32
Deferred income taxes	93	301
Provision for uncollectible accounts	128	110
Net long-term debt premium amortization	(10)	(30)
Share-based compensation	57	62
Changes in current assets and liabilities:
Accounts receivable	(91)	(111)
Accounts payable	(84)	(21)
Accrued income and other taxes	250	38
Other current assets and liabilities, net	123	(130)
Retirement benefits	(134)	(255)
Changes in other noncurrent assets and liabilities, net	(54)	66
Other, net	(7)	(6)
Net cash provided by operating activities	3,956	3,937
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,039)	(2,113)
Proceeds from sale of property	29	—
Other, net	(12)	—
Net cash used in investing activities	(2,022)	(2,113)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	990	483
Payments of long-term debt	(535)	(162)
Net payments on credit facility and revolving line of credit	(725)	(140)
Dividends paid	(905)	(924)
Net proceeds from issuance of common stock	11	45
Repurchase of common stock	(541)	(558)
Other, net	(2)	(2)
Net cash used in financing activities	(1,707)	(1,258)
Net increase in cash and cash equivalents	227	566
Cash and cash equivalents at beginning of period	128	168
Cash and cash equivalents at end of period	$355	734
Supplemental cash flow information:
Income taxes paid, net	$(54)	(21)
Interest paid (net of capitalized interest of $41 and $34)	$(914)	(934)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$569	584
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	4
Repurchase of common stock	(17)	(17)
Balance at end of period	554	571
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	16,324	17,343
Issuance of common stock through dividend reinvestment, incentive and benefit plans	9	43
Repurchase of common stock	(518)	(497)
Shares withheld to satisfy tax withholdings	(18)	(15)
Dividends declared	(395)	(405)
Share-based compensation and other, net	58	63
Balance at end of period	15,460	16,532
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,017)	(802)
Other comprehensive income	76	13
Balance at end of period	(1,941)	(789)
RETAINED EARNINGS
Balance at beginning of period	147	66
Net income	540	584
Dividends declared	(510)	(519)
Balance at end of period	177	131
TOTAL STOCKHOLDERS' EQUITY	$14,250	16,445
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.
(1) Basis of Presentation
General
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance, high-speed Internet, Multi-Protocol Label Switching ("MPLS"), private line (including special access), data integration, Ethernet, colocation, managed hosting (including cloud hosting), network, public access, wireless, video and other ancillary services.
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
Connect America Fund
On August 27, 2015, we agreed to accept funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and high-speed internet capable infrastructures for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support ("CAF Phase 2 Support") program. The funding from the CAF Phase 2 Support program in these 33 states will substantially supplant funding from the legacy Universal Service Fund ("USF") high-cost support program that we previously utilized to provide support for voice services in high cost rural markets (collectively, the "Legacy USF Support"). In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 Support program, which included (i) monthly payments at a higher rate than the Legacy USF Support and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 Support program over the Legacy USF Support program for the first seven months of 2015. During the third quarter of 2015, we recorded $158 million more revenue than we would have otherwise recorded during the quarter under the Legacy USF Support program, most of which was attributable to the one-time cumulative catch-up payment. During the fourth quarter of 2015, we expect to record revenue from the FCC, under the CAF Phase 2 Support program, approximately $50 million higher than amounts we would have otherwise recorded during the quarter under the Legacy USF Support program.

Changes in Estimates
During the third quarter of 2014, we developed a plan to migrate customers from one of our networks to another over a one-year period beginning in the fourth quarter of 2014. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. The increase in depreciation expense from the changes in estimates is expected to be more than fully offset by decreases in depreciation expense resulting from normal aging of our property, plant and equipment. These changes in the estimated remaining economic lives resulted in an increase in depreciation expense of approximately $12 million and $36 million for the three and nine months ended September 30, 2015, respectively, and are expected to increase depreciation expense by approximately $48 million for the year ending December 31, 2015. This increase in depreciation expense, net of tax, reduced consolidated net income by approximately $7 million and $22 million, or $0.01 and $0.04 per basic and diluted common share, for the three and nine months ended September 30, 2015, respectively, and is expected to reduce consolidated net income by approximately $30 million, or $0.05 per basic and diluted common share, for the year ending December 31, 2015.
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
ASU 2015-03 requires that the deferred costs associated with a debt issuance be recognized as a reduction in the carrying amount of the related debt rather than presented as a deferred charge included in other assets in our financial statements. ASU 2015-03 does not change the standards for recognizing deferred debt issuance costs. As of September 30, 2015, we had approximately $182 million of unamortized debt issuance costs that upon adoption of ASU 2015-03 will be reclassified from other assets and recognized as a reduction in the carrying value of our long-term debt. We plan to adopt the new standard effective December 31, 2015.
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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of the new standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying the new standard and are in the early stages of assessing the impact the new standard will have on us and our consolidated financial statements. We cannot at this time, however, provide any estimate of the impact of adopting the new standard.

(2) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums, consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation ("QC"), Qwest Capital Funding, Inc. and Embarq Corporation and subsidiaries ("Embarq") and is summarized as follows:

	Interest Rates	Maturities	As of September 30, 2015	As of December 31, 2014
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$7,975	7,825
Credit facility and revolving line of credit(1)	—%	2019	—	725
Term loan	1.950%	2019	363	380
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2016 - 2055	7,629	7,311
Term loan	1.950%	2025	100	—
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	436	509
Unamortized discounts, net			(121)	(111)
Total long-term debt			20,414	20,671
Less current maturities			(1,910)	(550)
Long-term debt, excluding current maturities			$18,504	20,121
______________________________________________________________________

(1)
The total outstanding amount of our credit facility ("Credit Facility") and revolving line of credit borrowings at December 31, 2014, was $725 million with a weighted average interest rate of 2.270%. At September 30, 2015, we had no borrowing outstanding under our Credit Facility and revolving line of credit. These amounts change on a regular basis.

New Issuances
On September 21, 2015, QC issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. The underwriting agreement included an over-allotment option granting the underwriters for the offering an opportunity to purchase additional 6.625% Notes due 2055. On September 30, 2015, QC issued an additional $10 million aggregate principal amount of the 6.625% Notes under this over-allotment option. All of the 6.625% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

On March 19, 2015, CenturyLink, Inc. issued in a private offering $500 million aggregate principal amount of 5.625% Notes due 2025, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $494 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, at any time before January 1, 2025 at a redemption price equal to the greater of 100% of the principal amount of the Notes or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. At any time on or after January 1, 2025, CenturyLink, Inc. may redeem the Notes at par plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2018, CenturyLink, Inc. may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with net cash proceeds of certain equity offerings. Under certain circumstances, CenturyLink, Inc. will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date. In October 2015, CenturyLink, Inc. exchanged all of the unregistered Notes issued on March 19, 2015 for fully-registered Notes.
Repayments
On June 15, 2015, QC paid at maturity the $92 million principal amount of its 7.625% Notes.
On February 17, 2015, CenturyLink, Inc. paid at maturity the $350 million principal and accrued and unpaid interest due under its Series M 5.000% Notes.
Term Loans and Revolving Line of Credit
On March 13, 2015, CenturyLink, Inc. amended their term loan agreement to reduce the interest rate payable by them thereunder and to modify some covenants to provide additional flexibility.
On February 20, 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. As of September 30, 2015, the outstanding principal balance on this term loan was $100 million.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. The amount available under this uncommitted revolving line of credit is reduced by any amount outstanding under the Credit Facility with the same lender. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At September 30, 2015, CenturyLink, Inc. had no borrowings outstanding under this uncommitted revolving line of credit.
Covenants
As of September 30, 2015, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
Subsequent Events
On October 13, 2015, QC redeemed all $250 million of its 7.200% Notes due 2026, which resulted in an immaterial gain.
On October 13, 2015, QC redeemed $150 million of its 6.875% Notes due 2033, which resulted in an immaterial loss.
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

We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At September 30, 2015, the current and noncurrent portions of our leased real estate accrual were $9 million and $74 million, respectively. The remaining lease terms range from 0.5 to 10.2 years, with a weighted average of 8.3 years.
Changes in our accrued liabilities for severance expenses and leased real estate for the nine months ended September 30, 2015, were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2014	$26	96
Accrued to expense	88	—
Payments, net	(77)	(10)
Reversals and adjustments	—	(3)
Balance at September 30, 2015	$37	83
(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost	$20	19	62	58
Interest cost	142	151	425	453
Expected return on plan assets	(224)	(223)	(673)	(669)
Recognition of prior service cost	1	1	4	5
Recognition of actuarial loss	40	5	120	15
Net periodic pension benefit income	$(21)	(47)	(62)	(138)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Service cost	$6	5	18	16
Interest cost	35	40	105	119
Expected return on plan assets	(6)	(8)	(16)	(24)
Recognition of prior service cost	6	4	16	13
Net periodic post-retirement benefit expense	$41	41	123	124
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2015. However, we made a voluntary contribution to the trust of $100 million during the third quarter of 2015.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$205	188	540	584
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	205	188	540	584
Net income as adjusted for purposes of computing diluted earnings per common share	$205	188	540	584
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	559,991	570,545	563,391	573,661
Non-vested restricted stock	(5,094)	(4,580)	(4,889)	(4,189)
Weighted average shares outstanding for computing basic earnings per common share	554,897	565,965	558,502	569,472
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	249	1,457	781	1,158
Number of shares as adjusted for purposes of computing diluted earnings per common share	555,156	567,432	559,293	570,640
Basic earnings per common share	$0.37	0.33	0.97	1.03
Diluted earnings per common share	$0.37	0.33	0.97	1.02
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the periods reflected in the table above. Such potentially issuable shares averaged 3.1 million and 2.1 million for the three months ended September 30, 2015 and 2014, respectively, and averaged 2.5 million for both the nine months ended September 30, 2015 and 2014.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of September 30, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,978	19,303	20,162	21,255
(7) Segment Information
Segment Data
During the fourth quarter of 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting, cloud hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance voice services.

The results of our business and consumer segments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
	(Dollars in millions)
Total segment revenues	$4,145	4,264	12,500	12,836
Total segment expenses	2,163	2,161	6,378	6,374
Total segment income	$1,982	2,103	6,122	6,462
Total margin percentage	48%	49%	49%	50%
Business:
Revenues	$2,636	2,773	7,992	8,336
Expenses	1,541	1,549	4,550	4,568
Income	$1,095	1,224	3,442	3,768
Income margin percentage	42%	44%	43%	45%
Consumer:
Revenues	$1,509	1,491	4,508	4,500
Expenses	622	612	1,828	1,806
Income	$887	879	2,680	2,694
Income margin percentage	59%	59%	59%	60%
______________________________________________________________________

(1)	Reflects the recasting of segment results discussed in the next section entitled "Recent Changes in Segment Reporting."

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
For the three months ended September 30, 2014, the segment recast resulted in an increase in consumer expenses of $1 million, and a decrease in business expenses of $1 million. For the nine months ended September 30, 2014, the segment recast resulted in an increase in consumer expenses of $13 million, and a decrease in business expenses of $17 million.
Product and Service Categories
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily high-speed Internet, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in sixteen markets), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local and long-distance services, including the sale of UNEs, switched access and Integrated Services Digital Network ("ISDN") services (which uses regular telephone lines to support voice, video and data applications);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other revenues, which consist primarily of CAF support, USF support and USF surcharges. We receive federal support from both CAF Phase 1 and CAF Phase 2 programs, and support from both federal and state USF programs, which are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of voice and high-speed internet capable infrastructure and the costs of network deployment, maintenance and operations in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Strategic services
Business high-bandwidth data services (1)	$699	655	2,083	1,904
Business low-bandwidth data services (2)	506	574	1,555	1,792
Business hosting services (3)	324	331	961	988
Other business strategic services (4)	27	30	113	55
Consumer high-speed Internet services (5)	658	616	1,945	1,847
Other consumer strategic services (6)	105	96	314	276
Total strategic services revenues	2,319	2,302	6,971	6,862

Legacy services
Business legacy voice services (7)	638	692	1,958	2,103
Other business legacy services (8)	290	307	890	951
Consumer legacy voice services (7)	664	707	2,027	2,170
Other consumer legacy services (9)	81	71	220	204
Total legacy services revenues	1,673	1,777	5,095	5,428

Data integration
Business data integration	152	184	432	543
Consumer data integration	1	1	2	3
Total data integration revenues	153	185	434	546

Other revenues
High cost support revenue (10)	284	134	550	400
Other revenue (11)	125	116	374	357
Total other revenues	409	250	924	757

Total revenues	$4,554	4,514	13,424	13,593
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes private line and high-speed Internet revenue
(3)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(4)	Includes primarily VoIP, video and IT services revenue
(5)	Includes high-speed Internet and related services revenue
(6)	Includes video and Verizon wireless revenue
(7)	Includes local and long-distance voice revenue
(8)	Includes UNEs, public access and other ancillary revenue
(9)	Includes switched access and other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $8 million and $27 million and a corresponding increase in revenue from legacy services for the three and nine months ended September 30, 2014.

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $137 million and $128 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $411 million and $395 million for the nine months ended September 30, 2015 and 2014, respectively. Those USF surcharges, where we record revenue, are included in "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
The following table reconciles segment income to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Total segment income	$1,982	2,103	6,122	6,462
Other operating revenues	409	250	924	757
Depreciation and amortization	(1,048)	(1,097)	(3,136)	(3,297)
Other unassigned operating expenses	(687)	(637)	(2,056)	(1,995)
Other expense, net	(327)	(320)	(968)	(974)
Income tax expense	(124)	(111)	(346)	(369)
Net income	$205	188	540	584
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

Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The Court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in the case. On interlocutory appeal, the United States Court of Appeals for the Tenth Circuit ruled on February 24, 2015, that the plan documents reviewed do not support any claim for vested benefits, and affirmed the district court's dismissal of claims based on those documents. The Tenth Circuit decision allowed a subset of claims for vested benefits to return to the district court for further proceedings. The Tenth Circuit also affirmed the district court's dismissal of all age discrimination claims. The Tenth Circuit reversed the district court's determination that the statute of repose under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), is a time bar to the breach of fiduciary duty claims of fifteen named plaintiffs. Plaintiffs petitioned for further Tenth Circuit review on their claims for vested benefits. We petitioned for further Tenth Circuit review regarding the ERISA statute of repose. On April 27, 2015, a revised Tenth Circuit panel opinion was issued with no material change in the outcome. On June 10, 2015, the district court in Fulghum granted summary judgment to defendants on an additional group of claims for vested benefits. On July 27, 2015, pursuant to the terms of a stipulation by the parties, the district court in Fulghum granted judgment in favor of defendants on all remaining and unadjudicated vested benefits claims. This judgment is without prejudice to any rights the parties may have to pursue any additional appellate relief. On August 25, 2015, the parties filed petitions for certiorari with the United States Supreme Court. Plaintiffs' petition seeks further review as to their claims for vested benefits; defendants' petition seeks further review as to ERISA's statute of repose. As to any further proceedings that may occur in the district court, defendants will continue to vigorously contest any remaining claims in Fulghum and Abbott. We have not accrued a liability for these matters because we believe it is premature (i) to determine whether an accrual is warranted and (ii) if so, to determine a reasonable estimate of probable liability.
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
On September 13, 2006, Cargill Financial Markets, Plc ("Cargill") and Citibank, N.A. ("Citibank") filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, Koninklijke KPN N.V., KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest N.V. ("KPNQwest"), some of whom were formerly affiliated with Qwest. The lawsuit alleged that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs alleged damages of approximately €219 million (or approximately $246 million based on the exchange rate on September 30, 2015). In September 2015, the matter was settled, and all claims have been dismissed.

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
The local exchange carrier subsidiaries of CenturyLink are among hundreds of defendants nationwide in dozens of lawsuits filed over the past year by Sprint Communications Company and affiliates of Verizon Communications Inc. The plaintiffs in these suits have challenged the right of local exchange carriers to bill interexchange carriers for switched access charges for certain calls between mobile and wireline devices that are routed through an interexchange carrier. In the lawsuits, the plaintiffs are seeking refunds of access charges previously paid and relief from future access charges. In addition, these and some other interexchange carriers have ceased paying switched access charges on these calls. These lawsuits involving our local exchange carriers and many other carriers have been consolidated for pretrial purposes in the United States District Court for the District of Northern Texas. Some of the defendants, including our affiliated carriers, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
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

(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of September 30, 2015	As of December 31, 2014
	(Dollars in millions)
Prepaid expenses	$273	260
Materials, supplies and inventory	136	132
Assets held for sale	9	14
Deferred activation and installation charges	105	103
Other	71	71
Total other current assets	$594	580
During the nine months ended September 30, 2015, we recorded impairment charges of $9 million in connection with negotiations involving several office buildings, which we either sold in the past nine months or expect to sell within the next twelve months.
Selected Current Liabilities
The following table presents current liabilities reflected in our consolidated balance sheets, which include accounts payable and other current liabilities:

	As of September 30, 2015	As of December 31, 2014
	(Dollars in millions)
Accounts payable	$1,087	1,226
Other current liabilities:
Accrued rent	$29	34
Legal contingencies	24	27
Other	215	149
Total other current liabilities	$268	210
Included in accounts payable at September 30, 2015 and December 31, 2014, were $55 million and $80 million, respectively, representing book overdrafts and $130 million and $185 million, respectively, associated with capital expenditures.
(10) Repurchase of CenturyLink Common Stock
In the first quarter of 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the nine months ended September 30, 2015, we repurchased 16.8 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of approximately $523 million, or an average purchase price of $31.08 per share. The repurchased common stock has been retired. These repurchased shares exclude shares that, as of September 30, 2015, we had agreed to purchase under this program for an aggregate of $18 million, or an average purchase price of $24.86 per share, in transactions that settled early in the fourth quarter of 2015. The $18 million in shares excluded from the repurchases is included in other current liabilities on our consolidated balance sheet as of September 30, 2015. As of September 30, 2015, we had approximately $278 million remaining available for stock repurchases under the 2014 stock repurchase program. As of November 3, 2015, we had repurchased 27.5 million shares for $866 million, or an average price of $31.52 per share, under the 2014 stock repurchase program.

(11) Accumulated Other Comprehensive Loss
Information Relating to 2015
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2015:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2015	$(1,668)	(266)	(25)	(1,959)
Other comprehensive income (loss) before reclassifications	—	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	24	4	—	28
Net current-period other comprehensive income	24	4	(10)	18
Balance at September 30, 2015	$(1,644)	(262)	(35)	(1,941)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2014	$(1,720)	(272)	(25)	(2,017)
Other comprehensive income (loss) before reclassifications	—	—	(10)	(10)
Amounts reclassified from accumulated other comprehensive income	76	10	—	86
Net current-period other comprehensive income	76	10	(10)	76
Balance at September 30, 2015	$(1,644)	(262)	(35)	(1,941)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2015:

Three Months Ended September 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(40)	See Note 4-Employee Benefits
Prior service cost	(7)	See Note 4-Employee Benefits
Total before tax	(47)
Income tax expense	19	Income tax expense
Net of tax	$(28)

Nine Months Ended September 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(120)	See Note 4-Employee Benefits
Prior service cost	(20)	See Note 4-Employee Benefits
Total before tax	(140)
Income tax expense	54	Income tax expense
Net of tax	$(86)
Information Relating to 2014
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2014:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2014	$(661)	(116)	(2)	(779)
Other comprehensive income before reclassifications	—	—	(16)	(16)
Amounts reclassified from accumulated other comprehensive income	4	2	—	6
Net current-period other comprehensive income	4	2	(16)	(10)
Balance at September 30, 2014	$(657)	(114)	(18)	(789)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2013	$(669)	(122)	(11)	(802)
Other comprehensive income before reclassifications	—	—	(7)	(7)
Amounts reclassified from accumulated other comprehensive income	12	8	—	20
Net current-period other comprehensive income	12	8	(7)	13
Balance at September 30, 2014	$(657)	(114)	(18)	(789)

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
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance, high-speed Internet, Multi-Protocol Label Switching ("MPLS"), private line (including special access), data integration, Ethernet, colocation, managed hosting (including cloud hosting), network, public access, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At September 30, 2015, we operated approximately 11.9 million access lines in 37 states, served approximately 6.1 million high-speed Internet subscribers, and operated 59 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, high-speed Internet subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
In the fourth quarter of 2014, we implemented a new organizational structure designed to strengthen our ability to attain our operational, strategic and financial goals. As a result of this reorganization, we now operate and report the following two segments in our consolidated financial statements:

•
Business. Consists generally of providing strategic, legacy and data integration products and services to enterprise, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting, cloud hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Consumer. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, wireless and video services, including our Prism TV services. Our legacy services offered to these customers include local and long-distance voice services.

Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions except per share amounts)
Operating revenues	$4,554	4,514	13,424	13,593
Operating expenses	3,898	3,895	11,570	11,666
Operating income	656	619	1,854	1,927
Other expense, net	(327)	(320)	(968)	(974)
Income tax expense	124	111	346	369
Net income	$205	188	540	584
Basic earnings per common share	$0.37	0.33	0.97	1.03
Diluted earnings per common share	$0.37	0.33	0.97	1.02
The following table summarizes our high-speed Internet subscribers, access lines, data centers, Prism subscribers and number of employees:

	As of September 30,		Increase / (Decrease)	% Change
	2015	2014
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total high-speed Internet subscribers (1)	6,071	6,063	8	0.1%
Total access lines (1)	11,915	12,537	(622)	(5.0)%
Total Prism subscribers	269	229	40	17.5%
Total data centers (2)	59	58	1	1.7%
Total employees	43.1	45.1	(2.0)	(4.4)%
______________________________________________________________________

(1)
High-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables, and access lines are lines reaching from the customers' premises to a connection with the public network. Our methodology for counting our high-speed Internet subscribers and access lines includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

(2)
We define a data center as any facility where we market, sell and deliver colocation services, managed hosting (including cloud hosting) services, multi-tenant managed services, or any combination thereof. Our data centers are located throughout North America, Europe and Asia.

During the last decade, we have experienced revenue declines primarily due to declines in private lines, access lines, switched access rates and minutes of use. To mitigate these declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•
provide a wide array of diverse services, including additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	provide our high-speed Internet and premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable;

•	increase usage of our networks; and

•	market our products and services to new customers.

Operating Revenues
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily high-speed Internet, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in sixteen markets), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local and long-distance services, including the sale UNEs, switched access, and Integrated Services Digital Network ("ISDN") services (which uses regular telephone lines to support voice, video and data applications);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other revenues, which consists primarily of Connect America Fund ("CAF") support, Universal Service Fund ("USF") support and USF surcharges. We receive federal support from both CAF Phase 1 and CAF Phase 2 programs, and support from both federal and state USF programs, which are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of voice and high-speed internet capable infrastructure and the costs of network deployment, maintenance and operations in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$2,319	2,302	17	1%
Legacy services	1,673	1,777	(104)	(6)%
Data integration	153	185	(32)	(17)%
Other	409	250	159	64%
Total operating revenues	$4,554	4,514	40	1%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$6,971	6,862	109	2%
Legacy services	5,095	5,428	(333)	(6)%
Data integration	434	546	(112)	(21)%
Other	924	757	167	22%
Total operating revenues	$13,424	13,593	(169)	(1)%
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $8 million and $27 million, respectively, and a corresponding increase in revenue from legacy services for the three and nine months ended September 30, 2014.

Our total operating revenues increased by $40 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in total operating revenues was primarily due to the additional revenue of $158 million recorded in the third quarter of 2015 under the FCC's CAF Phase 2 high-cost support ("CAF Phase 2 Support") program, which was substantially offset by declines in legacy services revenues, private line (including special access) revenues in our strategic services and data integration revenues. For additional information on our recent CAF Phase 2 Support, see the further discussion below. Total operating revenues decreased by $169 million, or 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease in total operating revenues was primarily due to declines in legacy services revenues, private line (including special access) revenues in our strategic services and data integration revenues, which were partially offset by growth in most of our other strategic services revenues and the impact of the additional revenue recorded under the CAF Phase 2 Support program noted above. The decrease in legacy services revenues is attributable to lower volumes of long-distance and the continuing loss of access lines and loss of access revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including internet and wireless communication services. The decline in data integration revenues, which are typically more volatile than several of our other sources of revenue, is primarily due to lower sales of customer premises equipment to governmental and business customers during the period. The growth in strategic services revenues is primarily due to increased demand for our high-speed Internet, Ethernet, MPLS and facilities-based video services, which were substantially offset by a decline in private line (including special access) services attributable to lower volumes. We estimate that the rate of our access lines losses will be between 5.0% and 5.5% over the full year of 2015. Other operating revenues increased by $159 million, or 64%, and increased by $167 million, or 22%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. The increase in other operating revenues was primarily due to additional revenue recorded under the CAF Phase 2 Support program and higher revenues related to an increased universal service fund contribution factor during the first seven months of 2015, which was partially offset by lower revenues from intrastate universal service funds.
We are aggressively marketing our strategic services (including our hosting services) in an effort to partially offset the continuing declines in our legacy services revenues.
Recently, we agreed to accept funding from the CAF Phase 2 Support program, which will substantially supplant funding we previously received from the legacy Universal Service Fund ("USF") high-cost support program that we previously utilized to provide support for voice services in high cost rural markets (collectively, the "Legacy USF Support"). In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 Support program, which included (i) monthly payments at a higher rate than the Legacy USF Support and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 Support program over the Legacy USF Support program for the first seven months of 2015. During the third quarter of 2015, we recorded $158 million more revenue than we would have otherwise recorded during the quarter under the Legacy USF Support program, most of which was attributable to the one-time cumulative catch-up payment. During the fourth quarter of 2015, we expect to record revenue from the FCC, under the CAF Phase 2 Support program, approximately $50 million higher than amounts we would have otherwise recorded during the quarter under the Legacy USF Support program. For additional information about the CAF Phase 2 Support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Further analysis of our operating revenues by segment is provided below in "Segment Results."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,993	1,975	18	1%
Selling, general and administrative	857	823	34	4%
Depreciation and amortization	1,048	1,097	(49)	(4)%
Total operating expenses	$3,898	3,895	3	—%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,863	5,872	(9)	—%
Selling, general and administrative	2,571	2,497	74	3%
Depreciation and amortization	3,136	3,297	(161)	(5)%
Total operating expenses	$11,570	11,666	(96)	(1)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) increased by $18 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Excluding lower customer premises equipment costs for both periods, cost of services and products increased by $41 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in cost of services and products was primarily due to increases in benefits expense from higher employee healthcare costs and higher pension and post-retirement costs, USF rate increases and higher Prism TV programming expenses related to subscriber growth and content rate increases. These increases were partially offset by decreases in salaries and wages from lower headcount, facility costs and network expense. The decrease in customer premises equipment installation expenses is directly related to the decrease in data integration revenues. Cost of services and products (exclusive of depreciation and amortization) decreased by $9 million, or less than 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Excluding lower customer premises equipment costs for both periods, cost of services and products increased by $89 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in cost of services and products was primarily due to increases in benefits expense from higher employee healthcare costs and higher pension and post-retirement costs, USF rate increases, network expenses and higher Prism TV programming expenses related to subscriber growth and content rate increases. These increases were partially offset by decreases in salaries and wages from lower headcount, professional fees and contract labor costs. The decrease in customer premises equipment installation expenses is directly related to the decrease in data integration revenues.
Selling, General and Administrative
Selling, general and administrative expenses increased by $34 million, or 4%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in selling, general and administrative expenses was primarily due to increases in severance expense. This increase was partially offset by decreases in insurance costs and property and other taxes. Selling, general and administrative expenses increased by $74 million, or 3%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in selling, general and administrative expenses was primarily due to increases in severance expense, bad debt expense, regulatory fines of $15 million associated with a 911 system outage and increased contract labor costs, which were partially offset by decreases in benefits expense, insurance costs and asset impairment charges.
Pension Lump Sum Offer
Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. In September 2015, we offered to make cash settlement payments in December 2015 to a group of former employees provided they accepted the offer by the end of October 2015. We record an accounting settlement charge associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement threshold. Based on information available as of the date of this report, we believe it is possible that settlement accounting will be triggered by the December 2015 payments. The resulting non-cash charge would reduce our net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity. The amount of the potential charge will depend on a variety of factors, including plan assets values and discount rates at the date the payments are made. Based on plan assets values and discount rates at September 30, 2015, we anticipate that, if settlement accounting is triggered, we will record a charge in the fourth quarter of 2015 between $100 to $200 million.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$713	736	(23)	(3)%
Amortization	335	361	(26)	(7)%
Total depreciation and amortization	$1,048	1,097	(49)	(4)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$2,113	2,181	(68)	(3)%
Amortization	1,023	1,116	(93)	(8)%
Total depreciation and amortization	$3,136	3,297	(161)	(5)%
Depreciation expense decreased by $23 million, or 3%, and decreased by $68 million, or 3%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the nine months ended September 30, 2015 was lower than the depreciation expense for the nine months ended September 30, 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by increases in depreciation attributable to new plant placed in service during the nine months ended September 30, 2015 and the impact of changes in the estimated lives of certain property, plant and equipment, which resulted in additional depreciation during the nine months ended September 30, 2015. We anticipate that the changes in the estimated lives of certain property, plant and equipment will result in an increase in depreciation expense of approximately $48 million for 2015, which we expect will be fully offset by the decreases in depreciation expense noted above. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation to our consolidated financial statements in Item 1 of Part I of this report.
Amortization expense decreased by $26 million, or 7%, and decreased by $93 million, or 8%, for the three and nine months ended September 30, 2015, respectively, as compared to the three and nine months ended September 30, 2014. The decrease in amortization was primarily due to the use of accelerated amortization methods for a portion of the customer relationship assets acquired in connection with the acquisitions of Embarq in 2009 and Qwest in 2011. We expect these declines to continue for several more years. In addition, amortization of our software investments declined due to software becoming fully amortized faster than new software was internally developed or purchased.
Further analysis of our operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(329)	(325)	4	1%
Other income, net	2	5	(3)	60%
Total other expense, net	$(327)	(320)	7	2%
Income tax expense	$124	111	13	12%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(984)	(981)	3	—%
Other income, net	16	7	9	(129)%
Total other expense, net	$(968)	(974)	(6)	(1)%
Income tax expense	$346	369	(23)	(6)%
Interest Expense
Interest expense increased by $4 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase in interest expense was primarily due to a reduction in the amortization of debt premiums, which was partially offset by a decrease in interest payable under our Credit Facility. Interest expense increased by $3 million, or less than 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This increase in interest expense was primarily due to a reduction in the amortization of debt premiums, which were substantially offset by higher capitalized interest, lower bond coupon rates and lower interest payable under our Credit Facility.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net decreased by $3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The decrease in other income, net was primarily due to higher losses on foreign currency transactions. Other income, net increased by $9 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in other income, net was primarily due to the impact of a second quarter of 2014 impairment charge of $14 million recorded in connection with the sale of our 700 MHz A-Block Wireless Spectrum licenses, which was partially offset by an increase in losses on foreign currency transactions.
Income Tax Expense
For the three months ended September 30, 2015 and 2014, our effective income tax rate was 37.7% and 37.1%, respectively. For the nine months ended September 30, 2015 and 2014, our effective income tax rate was 39.1% and 38.7%, respectively. The effective tax rate for the nine months ended September 30, 2015, includes the effect of regulatory fines associated with a 911 system outage. The effective tax rate for the nine months ended September 30, 2014, reflects the unfavorable impact of receiving no tax benefit from the impairment of our 700 MHz A-Block wireless spectrum licenses, because we are not likely to generate income of a character required to realize a tax benefit from the loss of ultimate disposition.

Segment Results
General
The results for our business and consumer segments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in millions)
Total segment revenues	$4,145	4,264	12,500	12,836
Total segment expenses	2,163	2,161	6,378	6,374
Total segment income	$1,982	2,103	6,122	6,462
Total margin percentage	48%	49%	49%	50%
Business:
Revenues	$2,636	2,773	7,992	8,336
Expenses	1,541	1,549	4,550	4,568
Income	$1,095	1,224	3,442	3,768
Income margin percentage	42%	44%	43%	45%
Consumer:
Revenues	$1,509	1,491	4,508	4,500
Expenses	622	612	1,828	1,806
Income	$887	879	2,680	2,694
Income margin percentage	59%	59%	59%	60%
Recent Changes in Segment Reporting
We have recast our previously reported segment results due to the reorganization of our management structure in the fourth quarter of 2014. Consequently, we have adopted several changes with respect to the assignment of certain expenses to our segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have restated our previously reported segment results for the three and nine months ended September 30, 2014 to conform to the current presentation. See Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information on our changes in segment reporting.
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

Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our enterprise, wholesale and governmental customers increasingly demand integrated data, Internet, hosting and voice services. Thus far during 2015, competitive pressures and transitioning to our new management structure have negatively impacted the growth of our strategic revenues. Demand for our private line services (including special access) from our wholesale customers continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. While we expect that these factors will continue to negatively impact our wholesale customers, we believe our fiber-based special access services provided to wireless carriers for backhaul will partially offset the decline in copper-based special access services provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration remains uncertain. We anticipate continued pricing pressure for our colocation services as wholesale vendors continue to expand their enterprise colocation operations. We believe, however, that our hybrid service capabilities, which offer multiple products and services (including colocation, managed hosting, cloud and network services), will help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our managed hosting services, specifically our cloud services offerings, by endeavoring to add differentiating features to our cloud products and acquiring additional companies that we believe have strengthened our cloud products. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. This expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and we expect these trends to continue. Price compression from these competitive pressures has negatively impacted the operating margins of our strategic services and we expect this trend to continue. The demand for new technology has also increased the number of competitors offering similar services in the markets in which we compete for the strategic services. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects caused by competition. These operating costs include sales commissions, modem costs, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above listed costs;

•
Legacy services. We face intense competition with respect to our higher margin legacy services and continue to see customers migrating away from these services and into lower margin strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. Our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many wholesale customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Beginning in 2016, we expect that a separate recent FCC order will also reduce our revenue that we collect for local voice and long-distance services provided to prisons and jails. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our strategic services to a greater extent than legacy services as noted above;

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

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended September 30,		Increase / (Decrease)	%Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$699	655	44	7%
Low-bandwidth data services (2)	506	574	(68)	(12)%
Hosting services (3)	324	331	(7)	(2)%
Other strategic services (4)	27	30	(3)	(10)%
Total strategic services revenues	1,556	1,590	(34)	(2)%
Legacy services
Voice services (5)	638	692	(54)	(8)%
Other legacy services (6)	290	307	(17)	(6)%
Total legacy services revenues	928	999	(71)	(7)%
Data integration	152	184	(32)	(17)%
Total revenues	2,636	2,773	(137)	(5)%
Segment expenses:
Total expenses	1,541	1,549	(8)	(1)%
Segment income	$1,095	1,224	(129)	(11)%
Segment income margin percentage	42%	44%

	Business Segment
	Nine Months Ended September 30,		Increase / (Decrease)	%Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,083	1,904	179	9%
Low-bandwidth data services (2)	1,555	1,792	(237)	(13)%
Hosting services (3)	961	988	(27)	(3)%
Other strategic services (4)	113	55	58	105%
Total strategic services revenues	4,712	4,739	(27)	(1)%
Legacy services
Voice services (5)	1,958	2,103	(145)	(7)%
Other legacy services (6)	890	951	(61)	(6)%
Total legacy services revenues	2,848	3,054	(206)	(7)%
Data integration	432	543	(111)	(20)%
Total revenues	7,992	8,336	(344)	(4)%
Segment expenses:
Total expenses	4,550	4,568	(18)	—%
Segment income	$3,442	3,768	(326)	(9)%
Segment income margin percentage	43%	45%
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes private line and high-speed Internet revenue
(3)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(4)	Includes primarily VoIP, video and IT services revenue
(5)	Includes local and long-distance voice revenue
(6)	Includes UNEs, public access and other ancillary revenue
Segment Revenues
Business revenues decreased by $137 million, or 5%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $344 million, or 4%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease in business segment revenues was primarily due to declines in legacy services revenues, private line (including special access) revenues in our strategic services and data integration revenues. The decline in strategic services revenues were primarily due to a reduction in private line (including special access) volumes and hosting services, offset by increases in MPLS unit growth and higher Ethernet volumes. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance, access and traditional WAN services for the reasons noted above. The decrease in data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers during the period.

Segment Expenses
Business expenses decreased by $8 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $18 million, or less than 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decreases were due primarily to reductions in customer premises equipment costs resulting from the lower governmental and business sales noted above in segment revenues. Excluding lower customer premises equipment costs, business expenses increased by $17 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase is primarily due to increases in salaries and wages, benefits expense and external commissions, which were partially offset by decreases in network expense, professional fees and fleet expenses. Excluding lower customer premises equipment costs, business expenses increased by $83 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase is primarily due to increases in salaries and wages, benefits expense, external commissions and network expense, partially offset by reductions in professional fees and fleet expense.
Segment Income
Business income decreased by $129 million, or 11%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and decreased by $326 million, or 9%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decreases in business segment income were due to the loss of customers and lower service volumes in our legacy services and to the increase in operating expenses, excluding the impact of the reduction in customer premises equipment costs.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential high-speed Internet subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, demand for our high-speed Internet services could be adversely affected by competitors continuing to provide services at higher average broadband speed than ours or expanding their advanced wireless data service offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur substantial content and start-up expenses in advance of marketing and selling the service. Although, over time, we expect that our facilities-based video services will be profitable, our associated content costs continue to increase and the video business is growing increasingly competitive. We nonetheless believe these efforts to expand our offerings will ultimately improve our ability to compete and increase our strategic revenues. Price compression from these competitors has negatively impacted the operating margins of our strategic services and we expect this trend to continue. The demand for new technology has also increased the number of competitors offering similar services in the markets in which we compete for the strategic services. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects caused by competition. These operating costs include sales commissions, modem costs, Prism TV programming expenses, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above listed costs;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Customer migration and price compression from competitive pressures have not only negatively impacted our legacy revenues, but they have also negatively impacted the operating margins of our legacy services and we expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. The operating costs also tend to impact our strategic services to a greater extent than legacy services as noted above;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as high-speed Internet, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-speed Internet services (1)	658	616	42	7%
Other strategic services (2)	105	96	9	9%
Total strategic services revenues	763	712	51	7%
Legacy services
Voice services (3)	664	707	(43)	(6)%
Other legacy services (4)	81	71	10	14%
Total legacy services revenues	745	778	(33)	(4)%
Data integration	1	1	—	—%
Total revenues	1,509	1,491	18	1%
Segment expenses:
Total expenses	622	612	10	2%
Segment income	$887	879	8	1%
Segment income margin percentage	59%	59%

	Consumer Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-speed Internet services (1)	1,945	1,847	98	5%
Other strategic services (2)	314	276	38	14%
Total strategic services revenues	2,259	2,123	136	6%
Legacy services
Voice services (3)	2,027	2,170	(143)	(7)%
Other legacy services (4)	220	204	16	8%
Total legacy services revenues	2,247	2,374	(127)	(5)%
Data integration	2	3	(1)	(33)%
Total revenues	4,508	4,500	8	—%
Segment expenses:
Total expenses	1,828	1,806	22	1%
Segment income	$2,680	2,694	(14)	(1)%
Segment income margin percentage	59%	60%
______________________________________________________________________

(1)	Includes high-speed Internet and related services revenue
(2)	Includes video and Verizon wireless revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes switched access and other ancillary revenue
Segment Revenues
Consumer revenues increased by $18 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and increased by $8 million, or less than 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in consumer revenues was primarily due to increases in strategic services revenues, which were substantially offset by declines in legacy services revenues. The increase in strategic services revenues was primarily due to increases in the number of high-speed Internet subscribers and increases in the number of our Prism TV customers, as well as from price increases on various services. The decline in legacy services revenues was primarily due to declines in local and long-distance service volumes associated with access line losses resulting from the reasons noted above.
Segment Expenses
Consumer expenses increased by $10 million, or 2%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in consumer expenses was primarily due to increases in benefits expense and programming expenses for Prism TV content resulting from subscriber growth and content rate increases, which were partially offset by decreases in marketing and advertising and network expense. Consumer expenses increased by $22 million, or 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in consumer expenses was primarily due to increases in programming expenses for Prism TV as noted above and bad debt expense, which were partially offset by decreases in salaries and wages, professional fees, fleet expense and facility costs.
Segment Income
Consumer income increased by $8 million, or 1%, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to growth in high-speed Internet subscribers and price increases on various services. Consumer income decreased by $14 million, or 1%, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decline in consumer segment income was primarily driven by a proportionately greater loss of legacy services revenues for the nine-month period.

Liquidity and Capital Resources
Overview
At September 30, 2015, we held cash and cash equivalents of $355 million and we had approximately $2.0 billion of borrowing capacity available under our $2.0 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At September 30, 2015, cash and cash equivalents of $67 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2015, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards by the end of 2015. Generally speaking, our principal funding source is cash from operating activities and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends and periodic stock repurchases.
Based on our current capital allocation objectives, during the remaining three months of 2015 we anticipate expending approximately $800 million of cash for capital investment in property, plant and equipment and up to $299 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. During the remainder of 2015, we are scheduled to make debt principal payments of approximately $6 million and capital lease and other fixed payments of approximately $17 million. Additionally, on October 13, 2015, we redeemed $400 million of our unsecured senior notes. We also anticipate expending cash for repurchasing common stock, but the amount will largely depend on market conditions and other factors.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We use our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance our cash requirements.
Connect America Fund
As we have previously disclosed, on August 27, 2015, we agreed to accept the CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and high-speed internet capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 Support program. The funding from the CAF Phase 2 Support program will substantially supplant the funding we previously received from the Legacy USF Support program that we previously utilized to provide support for voice services in high cost rural markets in these 33 states. In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 Support program, which included (i) monthly payments at a higher rate than the Legacy USF Support and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 Support program over the Legacy USF Support program for the first seven months of 2015. During the third quarter of 2015, we recorded $158 million more revenue than we would have otherwise recorded during the quarter under the Legacy USF Support program, most of which was attributable to the one-time cumulative catch-up payment. During the fourth quarter of 2015, we expect to record revenue from the FCC, under the CAF Phase 2 Support program, approximately $50 million higher than amounts we would have otherwise recorded during the quarter under the Legacy USF Support program.
We declined annual funding of approximately $10 million in four states, and we expect the funding from the CAF Phase 2 Support program for these four states will be auctioned by the FCC, perhaps as early as 2016. In these four states, the Legacy USF Support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.
As a result of accepting CAF Phase 2 support in 33 states, we will be obligated to make substantial capital expenditures to build infrastructure. See "Capital Expenditures" below.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report Form 10-K for the year ended December 31, 2014. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of broadband services in rural areas. The CAF Phase 2 Support program overlaps certain eligible areas of the second round of CAF 1 funding, and we are continuing to evaluate how much of the $40 million in funding we will utilize or return to the FCC. This $40 million of CAF 1 Round 2 funding is included in other noncurrent liabilities on our consolidated balance sheet as of September 30, 2015.

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on our current objectives, we estimate our total capital expenditures will be approximately $800 million for the remaining three months of 2015. Based on current circumstances, we preliminarily estimate that our total capital expenditures for 2016 will be approximately $3.0 billion, inclusive of CAF Phase 2 related capital expenditures.
Our capital expenditures continue to be focused largely on our strategic services. For more information on our capital spending, see Items 1 and 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.
Debt and Other Financing Arrangements
On October 13, 2015, Qwest Corporation ("QC") redeemed all $250 million of its 7.200% Notes due 2026, which resulted in an immaterial gain.
On October 13, 2015, QC redeemed $150 million of its 6.875% Notes due 2033, which resulted in an immaterial loss.
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing QC debt securities to refinance its maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by credit rating agencies, among other factors.
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
Net Operating Loss Carryforwards
We are currently using NOLs to offset our federal taxable income. At December 31, 2014, we had approximately $1.6 billion of federal net operating losses. Based on current laws and circumstances, we expect to deplete these tax benefits by the end of 2015. Once our NOLs are substantially utilized, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially thereafter. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" appearing in Item 1A of Part II of this report and the MD&A discussion included in Item 7 or Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $299 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report and the discussion of our stock repurchase program below.

Stock Repurchase Program
In the first quarter of 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. During the nine months ended September 30, 2015, we repurchased 16.8 million shares of our outstanding common stock in the open market under our 2014 stock repurchase program. These shares were repurchased for an aggregate market price of approximately $523 million or an average purchase price of $31.08 per share under this 2014 stock repurchase program (excluding common shares that, as of September 30, 2015, we had agreed to repurchase under the program for an aggregate of $18 million in transactions that settled early in the fourth quarter of 2015). The repurchased common stock has been retired. We currently expect to continue purchasing shares under this 2014 program in open market transactions, subject to market conditions and other factors. As of September 30, 2015, we had approximately $278 million remaining available for stock repurchases under the 2014 stock repurchase program. As of November 3, 2015, we had repurchased 27.5 million shares for $866 million, or an average price of $31.52 per share, under the 2014 stock repurchase program. For additional information on repurchases made during the three months ended September 30, 2015, see Item 2 of Part II of this report.
Credit Facilities, Revolving Line of Credit and Term Loans
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At September 30, 2015, we had no borrowings and no amounts of letters of credit outstanding under the Credit Facility and revolving line of credit.
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
At September 30, 2015, CenturyLink owed $363 million under a term loan maturing in 2019 and QC owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At September 30, 2015, our outstanding letters of credit totaled $117 million under this facility.
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

Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2015 or in 2016. However, the amount of required contributions to our qualified pension plan in 2017 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions, and we made such a voluntary contribution of $100 million during September 2015.
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
Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$3,956	3,937	19
Net cash used in investing activities	(2,022)	(2,113)	(91)
Net cash used in financing activities	(1,707)	(1,258)	449
Net cash provided by operating activities increased by $19 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to positive variances in accrued income and other taxes, retirement benefits and other current assets and liabilities, net, which was primarily due to a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation. These increases were substantially offset by a decrease in net income adjusted for noncash items and negative variances in other noncurrent assets and liabilities and accounts payable. Our net cash provided by operating activities was also positively impacted by the cash received from the CAF Phase 2 Support program, which was $157 million greater than the cash we would have received under the Legacy USF Support program if we had not accepted the CAF Phase 2 offers. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $91 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to a decrease in payments for property, plant and equipment and capitalized software.
Net cash used in financing activities increased by $449 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to net debt paydowns in 2015 compared to net proceeds in 2014.

On September 21, 2015, QC issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deduction underwriting discounts and other expenses, of approximately $386 million. The underwriting agreement included an over-allotment option granting the underwriters for the offering an opportunity to purchase additional 6.625% Notes due 2055. On September 30, 2015, QC issued an additional $10 million aggregate principal amount of its 6.625% Notes under this over-allotment option. All of the 6.625% Notes are unsecured obligations and may be redeemed by QC, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On June 15, 2015, QC paid at maturity the $92 million principal amount of its 7.625% Notes.
On March 19, 2015, CenturyLink, Inc. issued in a private offering $500 million aggregate principal amount of 5.625% Notes due 2025, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $494 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, at any time before January 1, 2025 at a redemption price equal to the greater of 100% of the principal amount of the Notes or the sum of the present value of the remaining scheduled payments of principal and interest on the Notes, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. At any time on or after January 1, 2025, CenturyLink, Inc. may redeem the Notes at par plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2018, CenturyLink, Inc. may redeem up to 35% of the principal amount of the Notes at a redemption price equal to 105.625% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with net cash proceeds of certain equity offerings. Under certain circumstances, CenturyLink, Inc. will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date. In October 2015, CenturyLink, Inc. exchanged all of the unregistered Notes issued on March 19, 2015 for fully-registered Notes.
On February 20, 2015, QC entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on QC's then current senior unsecured long-term debt rating. As of September 30, 2015, the outstanding principal balance on this term loan was $100 million.
On February 17, 2015, CenturyLink, Inc. paid at maturity the $350 million principal plus accrued and unpaid interest due under its Series M 5.000% Notes.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. At September 30, 2015, CenturyLink, Inc. had no borrowings outstanding under this uncommitted revolving line of credit.
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

The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Nine Months Ended September 30, 2015	From April 1, 2011 through December 31, 2014	Total Since Acquisition
	(Dollars in millions)
Amortized	$17	344	361
Extinguished (1)	—	276	276
Total	$17	620	637
______________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $56 million as of September 30, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
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
On November 4, 2015, we announced that we have retained financial advisors to assist in the exploration of strategic alternatives for our data centers and colocation business operations. The review of strategic alternatives will involve a full range of options, including, but not limited to, a partnership or joint venture, a sale of all or a portion of the data centers, as well as keeping some or all of these assets and operations as part of our portfolio.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2015.

We do not believe that there were any material changes to market risks arising from changes in interest rates or fluctuations in foreign currencies for the nine months ended September 30, 2015, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at September 30, 2015. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting during the third quarter of 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so, on a cost-effective basis, we could experience reduced profits.
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
Primarily as a result of the competitive and technological changes discussed above, we have in recent years experienced a decline in access lines, long distance revenues and network access revenues, which continue to place downward pressure on our revenues generated from legacy services and our consolidated cash flows. We have also experienced a decline in our private line services from our wholesale customers due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. The loss of private line services has also placed downward pressures on strategic revenues and our consolidated cash flows.
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
However, for the reasons described elsewhere in this report, most of these strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

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
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure (including data centers) or related systems, or of those we operate for certain of our customers.
To be successful, we will need to continue providing our customers with high-capacity, reliable and secure networks and data centers. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems (including our billing systems). As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary or classified information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
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
Additional risks to our network, infrastructure and related systems include:

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

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation and fines.
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
As of September 30, 2015, approximately 37% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire and we typically negotiate the terms of new bargaining agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Risks associated with recent changes in federal regulation. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other high-speed Internet services, and re-direct federal universal service funding to foster nationwide broadband infrastructure. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. Moreover, we expect our participation in the FCC's CAF Phase 2 Support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Business Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

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
In addition, during the last few years Congress or the FCC has initiated various other changes, including (i) broadband stimulus projects, support funds and similar plans and (ii) various broadband and internet regulation initiatives including “network neutrality” regulations, as discussed further below. The FCC is also, among other things, investigating the special access tariffs of several carriers, including us, and considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In late February 2015, the FCC adopted new regulations that regulate internet services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband internet services.

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
There are several material proceedings pending against us, as described in Note 8—Commitments and Contingencies to our consolidated financial statements included in Item 1 of Part I of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 8, as well as current litigation not described therein or future litigation, could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
We continue to carry significant debt. As of September 30, 2015, our consolidated long-term debt was approximately $20.4 billion. Approximately $2.9 billion of our consolidated debt, excluding capital lease and other obligations, matures over the 36 months ending September 30, 2018. This amount excludes the $400 million of QC debt we redeemed on October 13, 2015.
Our significant levels of debt can adversely affect us in several other respects, including:

•	limiting the ability of CenturyLink and its subsidiaries to access the capital markets;

•	exposing CenturyLink and its subsidiaries to the risk of credit rating downgrades, as described further below;

•	hindering our flexibility to plan for or react to changing market, industry or economic conditions;

•	limiting the amount of cash flow available for future operations, capital expenditures, acquisitions, strategic initiatives, dividends, stock repurchases or other uses;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangement with us;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
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

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 8—Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

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
Nationally recognized credit rating organizations have issued credit ratings relating to CenturyLink, Inc.'s long-term debt and the long-term debt of several of its subsidiaries. Most of these ratings are below “investment grade”, which results in higher borrowing costs than "investment grade" debt as well as reduced marketability of our debt securities. There can be no assurance that any rating assigned to any of these debt securities will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.
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
We could incur reduced support payments or a substantial penalty if we fail to meet the requirements under the FCC’s Connect American Fund (“CAF”) Phase 2 Support program, which could adversely affect our results of operations and financial condition.
As a result of accepting CAF Phase 2 support in 33 states, if the timing of our buildout fails to attain the FCC's milestones, the FCC could withhold future CAF support until these shortcomings are rectified.
If we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have twelve months to attain full compliance. If we are not in full compliance after the additional twelve months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus 10% of the total CAF Phase 2 support over the six-year term for the state. The amount of these penalties could be material.
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

Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation any of the following:

•
our supply of cash or other liquid assets is anticipated to decrease due to our projected payment of higher cash taxes and might decrease further for any of the reasons or potential adverse events or developments described in this report, including (i) changes in competition, regulation, federal and state support, technology, taxes, capital markets, operating costs or litigation costs, or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

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
With approximately 45,000 employees, approximately 67,000 pension retirees and approximately 24,000 former employees with vested benefits participating in our benefit plans as of December 31, 2014, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

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

•
increases in insurance premiums we are required to pay to the Pension Benefit Guaranty Corporation, an independent agency of the United States government that must cover its own underfunded status by collecting premiums from an ever shrinking population of pension plans that are qualified under the U.S. tax code;

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
A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our plant (excluding our outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Moreover, we do not carry insurance against all types of losses. For instance, we are not insured for loss of use of all our outside plant, business interruption or terrorism. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.
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
As of September 30, 2015, approximately 54% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
In the first quarter of 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 repurchase program. During the three months ended September 30, 2015, we repurchased approximately 9.8 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $263 million or an average purchase price of $26.93 per share. The common stock repurchased has been retired. For additional information, see Note 10—Repurchase of CenturyLink Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.
The following table contains information about shares of our previously-issued common stock that were repurchased under our current 24-month Stock Repurchase Program during the third quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July 2015	—	$—	—	$540,482,777
August 2015	4,446,461	27.70	4,446,461	417,316,709
September 2015	5,318,469	26.28	5,318,469	277,542,557
Total	9,764,930	26.93	9,764,930
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2015 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2015	5,968	$31.03
August 2015	8,315	28.58
September 2015	26,256	26.97
Total	40,539

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

c.
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

d.
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

e.
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
f.
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

g.
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

h.
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

(xiii)
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

	e.	Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.
4.6	Instruments relating to indebtedness of Embarq Corporation.(1)

Exhibit Number	Description
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2015.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)