Form 10-K
period 2015-12-31
CENTURYLINK, INC
filed 2016-02-25
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 17, 2016, 543,852,862 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2015 was $16.4 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2016 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

Unless the context requires otherwise, references in this Annual Report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.

PART I
ITEM 1. BUSINESS
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance voice, high-speed Internet, Multi-Protocol Label Switching ("MPLS"), private line (including special access), data integration, Ethernet, colocation, managed hosting (including cloud hosting), network, public access, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
Based on our approximately 11.7 million total access lines at December 31, 2015, we believe we are the third largest wireline telecommunications company in the United States. We operate 74% of our total access lines in portions of Colorado, Arizona, Washington, Minnesota, Florida, North Carolina, Oregon, Iowa, Utah, New Mexico, Missouri, and Nevada. We also provide local service in portions of Idaho, Ohio, Wisconsin, Virginia, Texas, Nebraska, Pennsylvania, Montana, Alabama, Indiana, Arkansas, Wyoming, Tennessee, New Jersey, South Dakota, North Dakota, Kansas, Louisiana, South Carolina, Michigan, Illinois, Georgia, Mississippi, Oklahoma, and California. In the portion of these 37 states where we have access lines, which we refer to as our local service area, we are the incumbent local telephone company.
At December 31, 2015, we served approximately 6.0 million high-speed Internet subscribers and 285 thousand Prism TV subscribers. We also operate 59 data centers throughout North America, Europe and Asia.
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
Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2015(1)	2014(2)	2013(3)
	(Dollars in millions)
Consolidated statements of operations summary results:
Operating revenues	$17,900	18,031	18,095
Operating expenses	15,295	15,621	16,642
Operating income	$2,605	2,410	1,453
Net income (loss)	$878	772	(239)
_______________________________________________________________________________

(1)
During 2015, we recognized an incremental $215 million of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(2)
During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge. For additional information, see Note 13—Quarterly Financial Data (Unaudited) to our consolidated financial statements included in Item 8 of Part II of this Annual Report.

(3)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments and a litigation settlement charge of $235 million.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2015	2014
	(Dollars in millions)
Consolidated balance sheets summary information:
Total assets (1)	$47,604	49,103
Total long-term debt (1) (2)	20,225	20,503
Total stockholders' equity	14,060	15,023
_______________________________________________________________________________

(1)
We adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. See further discussion in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(2)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this Annual Report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2015	2014	2013
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total access lines (1)	11,748	12,394	13,002
Total high-speed Internet subscribers (1)	6,048	6,082	5,991
Total Prism TV subscribers	285	242	175
Total data centers (2)	59	58	55
_______________________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and high-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and high-speed Internet subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

(2)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located in North America, Europe and Asia.

Our methodology for counting access lines, high-speed Internet subscribers, Prism TV subscribers and data centers may not be comparable to those of other companies.
Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenues are from customers located in the United States. We estimate that approximately 2% of our consolidated revenues is derived from providing telecommunications, colocation and hosting services outside the United States.

Operations
Segments
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting, cloud hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access, local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, video (including our Prism TV services) and wireless services. Our legacy services offered to these customers include local and long-distance voice service.

The following table shows the composition of our revenues by segment under our current segment categorization for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percent Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Percentage of revenues:
Business segment	59%	61%	61%	(2)%	—%
Consumer segment	34%	33%	33%	1%	—%
Other operating revenues	7%	6%	6%	1%	—%
Total operating revenues	100%	100%	100%
For additional information on our segment data, including information on certain centrally-managed assets and expenses not reflected in our segment results, see Note 12—Segment Information to our consolidated financial statements in Item 8 of Part II of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Products and Services
Our products and services include local and long-distance voice, high-speed Internet, MPLS, private line (including special access), data integration, Ethernet, colocation, managed hosting (including cloud hosting), network, public access, video, wireless and other ancillary services.
We offer our customers the ability to bundle together several products and services. For example, we offer integrated and unlimited local and long-distance voice services. Our customers can also bundle two or more services such as high-speed Internet, video (including DIRECTV through our strategic partnership), voice and Verizon Wireless (through our strategic partnership) services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 11.7 million access lines and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see “Business—Network Architecture” below.

Described in greater detail below are our key products and services.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand generally remains strong and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit data, and enhance the security, reliability and efficiency of our customers’ communications. Our strategic services are comprised of the following:

•
High-speed Internet. Our high-speed Internet services allow customers to connect to the Internet through their existing telephone lines or fiber-optic cables at high speeds. Substantially all of our high-speed Internet subscribers are located within the local service area of our wireline telephone operations;

•
MPLS. Multi-Protocol Label Switching is standards-approved data networking technology that we provide to support real-time voice and video. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks;

•
Private Line. A private line (including special access) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•
Ethernet. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers;

•	Colocation. Colocation services enable our customers to install their own information technology ("IT") equipment in our data centers;

•
Managed Hosting. Managed hosting includes provision of centralized IT infrastructure and a variety of managed services including cloud and traditional computing, application management, back-up, storage, and other advanced services including planning, design, implementation and support services;

•
Video. Our video services include our facilities-based video, marketed as CenturyLink Prism TV, which is a premium entertainment service that allows our customers to watch hundreds of television or cable channels and record up to four shows on one home digital video recorder. We also offer satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name;

•
VoIP. Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN; and

•
Managed Services. Managed services represents a blend of network, hosting, cloud, and IT services that typically require ongoing support from our staff. These services frequently involve equipment or networks owned, acquired or controlled by the customer and often include consulting or software development.

Legacy Services
Our "legacy" services represent our traditional voice, data and network services, which include the following:

•
Local Voice Services. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation. For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of UNEs, which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

•
Long-distance Voice Services. We offer our residential and business customers domestic and international long-distance services and toll-free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States;

•
Switched Access Services. As part of our wholesale services, we provide various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions;

•	ISDN. We offer integrated services digital network ("ISDN") services, which use regular telephone lines to support voice, video and data applications; and

•	WAN. We offer wide area network ("WAN") services, which allow a local communications network to link to networks in remote locations.
Data Integration
Data integration includes the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our business customers.
Other Operating Revenues
Other operating revenues consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and high-speed Internet infrastructure in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.
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
Patents, Trade Names, Trademarks and Copyrights
Either directly or through our subsidiaries, we have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business, such as our CenturyLink® and Prism® brand names. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.
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
Sales and Marketing
We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. Our offerings include both stand-alone services and bundled services designed to meet the needs of different customer segments.
We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. Our switched digital television service offering is branded under the name "Prism TV." The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name.

Our sales and marketing approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms. We support our distribution with digital marketing, direct mail, bill inserts, newspaper and television advertising, website promotions, public relations activities and sponsorship of community events and sports venues.
Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and governmental customers of all sizes, ranging from small offices to select enterprise customers. Our marketing plans include marketing our products and services primarily through digital advertising, direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets. A substantial portion of our equipment operates with licensed software. As of December 31, 2015, we maintained approximately 1.0 million miles of copper plant and approximately 259 thousand miles of domestic fiber-optic plant.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The Federal Communications Commission has defined "broadband service" as Internet access service with a minimum transmission speed of 25 megabits per second, which could create additional requirements for higher capital spending to address marketing and competitive issues. Any such additional expenditures could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete. The costs of these projects could increase materially if we conclude that we need to replace any or all of our legacy systems.
Like other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Although none of our resulting security breaches to date have materially adversely affected our business, results of operations or financial condition, we periodically notify our customers, our employees or the public of select breaches.
We rely on several other communications companies to provide our offerings. We lease a significant portion of our core fiber network from our competitors and other third parties. Many of these leases will lapse in future years. All of our satellite television and wireless voice services are provided by other carriers under agency agreements, and some of our other services are reliant upon reselling arrangements with other carriers. Our future ability to provide services on the terms of our current offerings will depend in part upon our ability to renew or replace these leases, agreements and arrangements on terms substantially similar to those currently in effect.
For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors", generally, in Item 1A of Part I of this Annual Report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see Item 2 of Part I of this Annual Report.

Regulation
Overview
As discussed further below, our operations are subject to significant local, state, federal and foreign laws and regulations.
We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic, and (iii) have traditionally developed and administered support programs designed to subsidize the provision of services to high-cost rural areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities. Many acquisitions and divestitures require approval by the FCC and some state commissions. These agencies typically have the authority to withhold their approval, or to request or impose substantial conditions upon the transacting parties in connection with granting their approvals.
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
The laws and regulations governing our affairs are quite complex and occasionally in conflict with each other. From time to time, we are fined for failing to meet applicable regulations or service requirements.
Federal Regulation
General
We are required to comply with the Communications Act of 1934. Among other things, this law requires our ILECs to offer various of our legacy services at just and reasonable rates and on non-discriminatory terms. The Telecommunications Act of 1996 materially amended the Communications Act of 1934, primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers.
In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing voice and high-speed Internet service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on 911 reliability. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for 911 service. We are making investments to protect against future 911 outages as well as incurring compliance-related costs to meet the FCC's 911 reliability standards. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

In 2012, the FCC initiated a special access proceeding and requested data, information and documents to allow it to conduct a comprehensive evaluation of competition in the special access market. In late 2015, the FCC initiated a special access tariff investigation in order to review specific terms and conditions related to long-term special access contracts and discount plans. As part of its evaluations, the FCC is reviewing special access rates, terms and conditions. The ultimate impact of these proceedings on us is currently unknown. However, if the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.
In 2015, the FCC issued an order regulating the manner in which ILECs can discontinue or reduce certain copper-based services. This order requires ILECs to provide prior notice to certain customers of their proposed change in services, and in certain cases to provide replacement offerings on reasonably comparable terms and conditions. We expect that this order will limit our flexibility to react to changing conditions in the communications industry.
Intercarrier Compensation and Universal Service
For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. The FCC has also traditionally administered support programs designed to promote the deployment of voice and high-speed Internet services in high-cost rural areas of the country.
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and to re-direct universal service funding to foster nationwide broadband coverage. The 2011 order provides for a multi-year transition as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are increased. These changes have increased the pace of reductions in the amount of switched access revenues related to our wholesale services, while creating opportunities for increased federal USF support and retail revenue funding.
In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the 2011 order. Future judicial challenges to the 2011 order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Rulemaking designed to implement the order is not complete, and several FCC proceedings relating to the 2011 order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
As a result of the 2011 order, a new Universal Service program was created to deploy broadband to unserved and underserved rural areas utilizing the Connect America Fund or "CAF". The CAF substantially replaces interstate USF funding previously utilized to support voice service in high-cost rural markets. There are two phases to the CAF program, CAF Phase 1 is a one-time broadband grant program while CAF Phase 2 is a multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories.
In August 2015, we agreed to accept from the FCC CAF Phase 2 funding of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In September of 2015, we began receiving payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly payments at a higher rate than under the interstate USF support and (ii) a substantial one-time cumulative catch-up payment designed to address program transitioning issues.
We declined annual funding of approximately $10 million in four states, and we expect the funding from the CAF Phase 2 support program for these four states will be auctioned by the FCC, perhaps in the latter part of 2016. In these four states, the interstate USF support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. Future funding is contingent upon our compliance with these infrastructure buildout commitments and certain other service requirements, including certain minimum transmission speed requirements (broadband service with download speeds of 10 megabits per second and upload speeds of 1 megabit per second). In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. For information on the risks associated with participating in this program, see Item 1A of Part I in this Annual Report.

For additional information about the potential financial impact of the CAF Phase 2 program, see Item 7 of Part II of this Annual Report.
Broadband Regulation
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act of 1934. We anticipate that these regulations and any related rules will be reviewed by both the courts and Congress. At this time, we cannot estimate the impact this may have on our business.
The FCC recently adopted a new broadband standard of 25 Mbps download speed and 3 Mbps of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings.
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
Other Regulations
We are subject to federal and state regulations of customer service standards related to Prism TV. The metrics that are followed are generally the federal rules, but local franchise authorities have the ability to adopt more stringent standards. The FCC has largely delegated its enforcement powers to the individual local franchise authorities. We are subject to penalties in many of our local franchise agreements if we miss customer service standards.
Certain of our telecommunications, colocation and hosting services conducted in foreign countries are or may become subject to various foreign laws. Some of the legal requirements governing our foreign operations are more restrictive than or conflict with those governing our domestic operations, which raises our compliance costs and regulatory risks.

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. Various foreign, federal and state legislative or regulatory bodies have recently adopted increasingly restrictive laws or regulations governing the protection or retention of data, and others are contemplating similar actions.
For additional information about these matters, see “Risk Factors—Risks Affecting Our Business” and “Risk Factors—Risks Relating to Legal and Regulatory Matters.”
Competition
General
We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation; and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.
Wireless telephone services are a significant source of competition with our ILEC services. It is increasingly common for customers to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly as our older customers are replaced over time with younger customers who are less accustomed to using traditional wireline voice services. Technological and regulatory developments in wireless services, Wi-Fi, and other wired and wireless technologies have contributed to the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services. These factors have led to a long-term systemic decline in the number of our wireline voice service customers.
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

As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we and other network-based providers must ensure that our networks can deliver competitive services that meet these increasing bandwidth and speed requirements. We plan to continue to invest in our network to be able to meet this future demand and to compete effectively. In addition, network reliability and security are increasingly important competitive factors in our business.
In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers, municipalities or alternative access vendors. These systems are capable of originating or terminating calls without use of an ILEC's networks or switching services. Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through various means, including the provision of special access or independent switching services and the concentration of telecommunications traffic on a few of an ILEC's access lines. We anticipate that all these trends will continue and lead to decreased billable use of our networks.
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our segments.
Business Segment
Strategic Services
In connection with providing strategic services to our business customers, which includes our small, medium and enterprise business, wholesale and governmental customers, we compete against other telecommunication providers, as well as other regional and national carriers, other fiber providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. Competition for private line services is based on price, network reach and reliability, service, promotions and bundled offerings. We face competition in Ethernet based services in the wholesale market from cable companies and fiber based CLEC providers.
Our competitors for providing integrated data, Internet, voice services and other IT services to our business customers range from mid-sized businesses to large enterprises. Due to the size and capacity of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing sophisticated, secure and performance-driven services to our business customers through our global infrastructure.
The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations.
Our competitors for cloud, hosting, colocation and other IT services include telecommunications companies, technology companies, cloud companies, colocation companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size, capacity and strategically low pricing tactics of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. The increase in recent years in the number of companies providing these services has placed substantial downward pressure on pricing for a wide range of cloud, hosting, colocation and other IT services. We believe, however, that our hybrid IT services capabilities, which offer multiple products and services (including colocation, managed hosting, cloud and network services), could help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our hybrid cloud portfolio by adding differentiating features across the cloud spectrum, to include private and public services, and acquiring additional companies that we believe have strengthened our cloud products.
Legacy Services
We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been, and we expect they will continue to be, adversely affected by product substitution, technological migration and price competition. For our wholesale customers, we will continue to be adversely affected by product substitution, technological migration, industry consolidation and mandated rate reductions. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers as well as some of our own wholesale markets customers, many of which are deploying their own networks to provide customers with local services. By doing so, these competitors reduce revenue producing traffic on our network.

Data Integration
In providing data integration to our business customers, we compete primarily with large integrators, equipment providers and national telecommunication providers. Competition is based on package offerings, and as such we focus on providing these customers individualized and customizable packages. Our strategy is to provide our data integration through packages that include other strategic and legacy services. As such, in providing data integration we often face many of the same competitive pressures as we face in providing strategic and legacy services, as discussed above.
We expect data integration revenues to continue to fluctuate from quarter to quarter as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our governmental customers. We further expect the profit margins on our data integration offerings to continue to be lower than those of our strategic and legacy services.
Consumer Segment
Strategic Services
With respect to providing our strategic services to residential customers, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. The manner in which we compete for high-speed Internet customers in this segment is substantially similar to the manner in which we compete for business customers, as described in the above section. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Our Prism TV residential video service faces substantial competition from a variety of competitors, including well-established cable companies, satellite companies and several national companies that deliver content over the Internet and on mobile devices. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore are able to avoid significant regulatory costs and obligations.
Our strategy for maintaining and increasing our base of broadband customers is based on pricing, packaging of services and features, quality of service and meeting customer care needs. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our network, which allows for the delivery of higher speed broadband services. We also continue to expand our marketing and product bundling efforts by offering a variety of bundled products and services with various pricing discounts, as we compete in a maturing market in which a significant portion of consumers already have broadband services. We offer these bundled products and services through various sales and marketing opportunities as further described above under the heading "Sales and Marketing."
Legacy Services
Although our status as an ILEC continues to provide us advantages in providing local services in our local service area, as noted above, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry, price compression and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance voice services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.
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

Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see Item 1A of Part II of this Annual Report and Note 14—Commitments and Contingencies included in Item 8 of Part II of this Annual Report.
Seasonality
Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the Atlantic and Gulf of Mexico coastlines.
Employees
At December 31, 2015, we had approximately 43,000 employees, of which approximately 16,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report.
Over the last several years, we have reduced our workforce primarily due to (i) integration efforts from our acquisitions, (ii) increased competitive pressures, and (iii) the loss of access lines and related legacy revenues.
Website Access and Important Investor Information
Our website is www.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this Annual Report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.
We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC. The code of conduct, as well as copies of our guidelines on significant governance issues and the charters of our audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.
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
In connection with filing this Annual Report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2015, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.
We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our website and social media accounts to augment our disclosures.

Special Note Regarding Forward-Looking Statements and Related Matters
This Annual Report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These statements constitute "forward-looking" statements as defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations or financial position;

•	statements concerning the impact of our transactions, investments and other initiatives, including our participation in government programs;

•
statements about our liquidity, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, business strategies, dividend and stock repurchase plans, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality;

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•	our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network;

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, share repurchases, dividends, pension contributions and debt payments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in Item 1A or elsewhere in this Annual Report or other of our filings with the SEC.
Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
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
ITEM 1A. RISK FACTORS
The following discussion of “risk factors” identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. You should carefully consider these factors, in addition to the other information set forth in this Annual Report and our subsequent filings with the SEC, when evaluating our business and whether to purchase, sell or hold our securities. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.

Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our customers for wireline voice services, (ii) strong competition from cable companies and others has limited the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Competition" under Item 1 of this Annual Report.
Some of our current and potential competitors (i) offer products or services that are substitutes for our wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (v) have larger or more diverse networks with greater transmission capacity or more or larger data centers, (vi) conduct operations or raise capital at a lower cost than us, (vii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (viii) offer services nationally or internationally to a larger geographic area or larger base of customers, (ix) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (x) have larger operations than ours, which may enable them to offer higher compensation packages in connection with recruiting and retaining top technological, managerial and operational talent. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of acquisition or other opportunities more readily. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
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
Rapid technological changes could significantly impact our competitive and financial position.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our wireline voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Rapid changes in technology are increasing the competitiveness of the cloud, hosting, colocation and other IT services industries. In addition, demand for our broadband services has been constrained by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Demand for our broadband services could be further reduced by advanced wireless data transmission technologies being deployed by wireless providers, including “long-term evolution” or “LTE” technologies, especially if these wireless providers continue to increase their broadband transmission speed and decrease their service rates. To enhance the competitiveness of our broadband services, we may be required to expend additional capital to augment the capabilities of our copper-based services or to install more fiber optic cable.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our operations. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to effectively respond to technological changes could also adversely affect our operating results and financial condition, as well as our ability to service debt and fund other commitments or initiatives.
Even if we succeed in adapting to changes in technology or industry standards by developing new products or services, there is no assurance that the new products or services would have a positive impact on our profit margins or financial performance.
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
Our legacy and private line services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our access lines, long-distance revenues and network access revenues, which continue to decrease revenues generated from our legacy services. We have also experienced a decline in our private line revenues due to our customers' optimization of their networks, industry consolidation, price compression and technological migration to higher-speed services. The loss of private line services has placed downward pressure on our strategic revenues.
We have taken a variety of steps to counter these declines, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this Annual Report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale and strengthen our product offerings, including new products and services.
However, for the reasons described elsewhere in this Annual Report, most of these strategic services generate lower profit margins than our legacy and private line services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy and private line services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
Our ability to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, testing delays, or an inability to act as quickly as smaller, more nimble start-up competitors. Similarly, our ability to grow through acquisitions could be limited by several factors, including our leverage and inability to identify attractively-priced target companies. For these reasons, we cannot assure you that our new product or service offerings will be as successful as anticipated, or that we will be able to continue to grow through acquisitions.

We may not be able to successfully adjust to changes in our industry, our markets and our product mix.
Ongoing changes in the communications industry have fundamentally changed consumers’ communications expectations and requirements. In response to these changes, we have substantially altered our product and service offerings through acquisitions and internal product development. Many of these changes have placed a higher premium on sales, marketing and product development functions, and necessitated ongoing changes in our processes and operating protocols, as well as periodic reorganizations of our sales and leadership teams. In addition, we now offer a more complex range of products and services, operate larger and more complex networks and serve a much larger and more diverse set of customers. Consequently, we now face greater challenges in effectively managing and administering our operations and allocating capital and other resources to our various offerings. For all these reasons, we cannot assure you that our efforts to adjust to these changes will be timely or successful.
Our revenues and cash flows may not be adequate to fund all of our current objectives.
As noted in the risk factor disclosures appearing above and below, changes in competition, technology, regulation and demand for our legacy services continue to place downward pressure on our consolidated revenues and cash flows. During each of 2015, 2014 and 2013, we experienced declines in revenues and net cash provided by operating activities as compared to prior years. Our cash flows will be further reduced as a result of anticipated increases in our cash tax payments due to our depletion of substantially all of our net operating loss carryforwards.
We rely upon our consolidated revenues and cash flows to fund our commitments and business objectives, including without limitation, funding our capital expenditures, operating costs, share repurchases, dividends, pension funding payments and debt repayments. We cannot assure you that our future cash flows will be sufficient to fund all of our cash requirements in the manner currently contemplated. Our inability to fund certain of these payments could have an adverse impact on our business, operations or competitive position or on the value of our securities.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
We are materially reliant upon our networks, information technology infrastructure (including data centers) and related technology systems (including our billing systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business customers (which includes our wholesale and governmental customers) could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We make significant efforts to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or other nations, or could result from aging equipment or other accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other operations to deliver services to our customers.
Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.

Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.
Additional risks to our network, infrastructure and related systems include:

•	power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.
Due to these factors, we experience from time to time in the ordinary course of our business short disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operations or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

•
require significant management attention or financial resources to remedy the damages that result or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers’ end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

•	require us to notify customers, regulatory agencies or the public of data breaches;

•	require us to provide credits for future service under certain service level commitments we have provided contractually to our customers or to offer expensive incentives to retain customers;

•
subject us to claims for damages, fines, penalties, termination or other remedies under our customer contracts or service standards set by state regulatory commissions, which in certain cases could exceed our insurance coverage; or

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to prolonged litigation.
We could experience difficulties in expanding and updating our technical infrastructure.
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of this Annual Report, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions, and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

Negative publicity may adversely impact us.
Outages or other service failures of networks operated by us or other operators could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, results of operations, financial condition and cash flows.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, administrative and managerial skills. There is a shortage of qualified personnel in several of these fields nationally and in our headquarters city of Monroe, Louisiana, in particular. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these newer services continues to grow, our high-speed Internet customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive high-speed Internet customers to pay for faster broadband speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations, financial condition and cash flows.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims. Like other communications companies, we have received an increasing number of these notices and claims in the past several years, and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments or, in the case of litigation, to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
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
We rely on various patents, copyright, trade names, trademark, service mark, trade secret and other similar laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe on our intellectual property. We may be unable to prevent competitors from acquiring proprietary rights that are similar to or infringe upon our proprietary rights, or to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.
Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications companies who typically compete against us in those markets. Our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor of ours and may benefit from terminating the agreement. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Trends” included in Item 7 of Part II of this Annual Report.
We also rely on reseller and sales agency arrangements with other communications companies to provide some of the services that we offer to our customers, including video services and wireless products and services. As a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. Similar to the risks described above regarding our reliance upon other carriers, we could be adversely affected if these communication companies fail to maintain competitive products or services, or fail to continue to make them available to us on attractive terms, or at all.
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
Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems, (ii) content suppliers to provide programming to our video operations, and (iii) contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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
Rising costs, changes in consumer behaviors and other industry changes may adversely impact our video business.
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
New technologies are also affecting consumer behavior in ways that are changing how content is delivered and viewed. Increased access to various media through wireless devices has the potential to reduce the viewing of our content through traditional distribution outlets. These new technologies have increased the number of entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis. All of these changes, coupled with changing consumer preferences and other related developments, could reduce demand for our video products and services. Reduced demand for our video products and services could, in turn, reduce advertisers' willingness to purchase advertising time from us, which would further reduce the profitability of our video offerings.
If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of December 31, 2015, approximately 37% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Our international operations are subject to U.S. and other laws and regulations regarding operations in foreign jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, tax laws, immigration laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. Regulations that require the awarding of contracts to local contractors or the employment of local citizens may adversely affect our flexibility or competitiveness in these jurisdictions. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various foreign jurisdictions or could be breached through inadvertence or mistake, fraudulent or negligent behavior of our employees or agents, failure to comply with certain formal documentation or technical requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us or our personnel, or prohibitions on the conduct of our business or our ability to operate in one or more countries, any of which could have a material adverse effect on our business, reputation, results of operations, financial condition or prospects.
Many foreign laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. For example, all 28 member states of the European Union have adopted new European data protection laws that we believe could impact our operations in Europe and could potentially expose us to an increased risk of litigation or significant regulatory fines. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products we seek to offer.
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	uncertainty concerning import and export restrictions, including the risk of fines or penalties assessed for violations;

•	longer payment cycles and problems collecting accounts receivable;

•	domestic and foreign regulation of overseas operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and repatriation restrictions and fluctuations in currency exchange rates;

•	challenges in securing and maintaining the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	the inability in certain jurisdictions to adequately protect intellectual property rights;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	reliance on third parties, including those with which we have limited experience;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations.
Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.
We do business and may in the future do additional business in certain countries or regions in which corruption is a serious problem. Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.
We may be unable to integrate successfully our acquired operations and realize the anticipated benefits of our recent acquisitions.
Historically, much of our growth has been attributable to acquisitions. Although we have completed most of the work to integrate the operations of the acquired companies into our operations, we will continue to devote significant management attention and resources to completing the integration of the business practices, systems and operations of CenturyLink and the acquired companies. You should be aware that our remaining efforts to integrate these companies and businesses could distract our management, disrupt our ongoing business or create inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of our acquisitions, or could otherwise adversely affect our business and financial results.
Any additional future acquisitions by us would subject us to additional business, operating and financial risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure or financial position.
From time to time in the future we may pursue other acquisition or expansion opportunities in an effort to implement our business strategies. These transactions could involve acquisitions of entire businesses or investments in start-up or established companies, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, potential violations of covenants in our debt instruments and other unidentified issues not discovered in due diligence. To the extent we acquire a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations. In particular, we can provide no assurances that we will be able to successfully integrate the technology systems, billing systems, accounting processes, sales force, cost structure, product development and service delivery processes, strategies and culture of the acquired company with ours. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition. Moreover, we generally do not announce our acquisitions until we have entered into a preliminary or definitive agreement.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of global factors may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered substantial budget cuts in recent years. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
For additional information about our business and operations, see Item 1 of Part I of this Annual Report.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of claims relating to such regulation.
General. We are subject to significant regulation by, among others, (i) the Federal Communications Commission (“FCC”), which regulates interstate communications, (ii) state utility commissions, which regulate intrastate communications, and (iii) various foreign governments and international bodies, which regulate our international operations. Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We are also subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
Regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing or refusing to pay amounts owed to us for carrying Voice over Internet Protocol (“VoIP”) traffic, or traffic they claim to be VoIP traffic. Similarly, some carriers are refusing to pay access charges for certain calls between mobile and wireline devices routed through an interexchange carrier. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

Risks associated with recent changes in regulation. Historically, our financial performance has been substantially impacted by various aspects of federal regulation, including our receipt in the past of significant universal service payments designed to promote rural telephony. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to comprehensively reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other high-speed Internet services, and re-direct federal universal service funding to foster nationwide voice and high-speed Internet infrastructure. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have, among other things, fundamentally altered the manner in which federal subsidies are calculated and disbursed to us (including terminating substantially all of the old universal service payments paid to us under predecessor support programs), and have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. We expect our participation in the FCC's CAF Phase 2 support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Regulation" in Item 1 of Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this Annual Report.
Several judicial challenges to the 2011 order are pending and additional future challenges are possible, any of which could alter or delay the FCC’s proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their rates and support programs. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. The FCC is also, among other things, investigating the special access tariffs of several carriers, including us, and considering changes in the regulation of special access services. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Certain states have recently taken steps that could reduce the amount of their universal service support payments to incumbent local exchange companies. If these trends continue, we would suffer a reduction in our revenues from state support programs.
Risks of higher costs. Regulations continue to create significant operating and capital costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.
Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband services, storing records, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including (i) the Communications Assistance for Law Enforcement Act, which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance, and (ii) the USA Freedom Act, which requires communication companies to store records of communications of their customers. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.
In addition, increased regulation of our suppliers could increase our costs. For instance, if enhanced regulation of greenhouse gas emissions increases our energy costs, the profitability of our hosting and other operations could be adversely affected.
Increased risks of fines. We have recently paid certain regulatory fines associated with network or service outages, particularly with respect to outages impacting the availability of emergency - 911 services. We believe that regulators are now pursuing higher fines than in the past for these types of incidents, and expect this trend to continue.
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

Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations in all material respects, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results. For a discussion of regulatory risks associated with our international operations, see “Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
Our participation in the FCC's Connect America Fund ("CAF") Phase 2 support program poses certain risks.
Our participation in the CAF Phase 2 support programs subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. The amount of these penalties could be material. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects.
“Open Internet” regulation could limit our ability to operate our high-speed data business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband Internet services.
We may be liable for the material that content providers distribute over our network.
Although we believe our liability for third party information stored on or transmitted through our networks is limited, the liability of private network operators is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. As a private network provider, we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.
Any adverse outcome in any of our pending key legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.
There are several material proceedings pending against us, as described in Note 14—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this Annual Report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 14, as well as current litigation not described therein or future litigation, could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.
We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations, our competitive local exchange carrier operations, and our facilities-based video services. Some of these franchises may require us to pay franchise fees. Many of our franchise agreements have compliance obligations and failure to comply may result in fines or penalties. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of this Annual Report.
Risks Affecting Our Liquidity and Capital Resources
Our high debt levels expose us to a broad range of risks.
We continue to carry significant debt. As of December 31, 2015, our consolidated long-term debt was approximately $20.225 billion. As of the date of this Annual Report, approximately $3.085 billion aggregate principal amount of our consolidated debt securities, excluding capital lease and other obligations, is scheduled to mature prior to December 31, 2018. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
Our significant levels of debt can adversely affect us in several other respects, including:

•
limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, refinancings or other general corporate purposes, particularly if, as discussed further in the risk factor disclosure below, (i) the ratings assigned to our debt securities by nationally recognized credit rating organizations are revised downward or (ii) we seek capital during periods of turbulent or unsettled market conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, dividends, stock repurchases and marketing;

•	hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•	increasing our future borrowing costs;

•	increasing the risk that third parties will be unwilling or unable to engage in hedging or other financial or commercial arrangements with us;

•	making us more vulnerable to economic or industry downturns, including interest rate increases;

•	placing us at a competitive disadvantage compared to less leveraged competitors;

•	increasing the risk that we will need to sell securities or assets, possibly on unfavorable terms, or take other unfavorable actions to meet payment obligations; or

•	increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments.
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
The terms of our debt instruments and the debt instruments of our subsidiaries permit us to incur additional indebtedness. Additional debt may be necessary for many reasons, including those discussed above. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this Annual Report.
We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities of CenturyLink, Inc., Qwest Corporation or both. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be volatile. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.
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

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 14—Commitments and Contingencies to our consolidated financial statements included elsewhere in this Annual Report.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments. If we are unable to satisfy the financial covenants contained in those instruments, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

As noted above, if we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms or at all.
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
If the credit ratings relating to certain of our long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of CenturyLink, Inc, then we will be required to offer to repurchase such debt securities. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these repurchase covenants may in certain circumstances render it more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.
Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As noted elsewhere in this Annual Report, we committed to spend substantial sums to construct infrastructure in connection with our participation in the FCC's CAF Phase 2 program. In addition, as discussed further under “Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers,” increased bandwidth consumption by consumers and businesses has placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or as needed to meet CAF Phase 2 infrastructure requirements, we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.

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
Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation any of the following:

•
our supply of cash or other liquid assets is anticipated to decrease due to our projected payment of higher cash taxes and might decrease further for any of the reasons or potential adverse events or developments described in this Annual Report, including (i) changes in competition, regulation, federal and state support, technology, taxes, capital markets, operating costs or litigation costs, or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

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

Similarly, holders of our common stock should be aware that repurchases of our common stock under various repurchase plans are completely discretionary, and may be suspended or discontinued at any time for any reason regardless of our financial position.
Our current dividend practices could limit our ability to deploy cash for other beneficial purposes.
The current practice of our Board of Directors to pay common share dividends reflects a current intention to distribute to our shareholders a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to apply to other transactions that could be beneficial to our shareholders or debtholders, including stock buybacks, debt prepayments or capital expenditures that strengthen our business. In addition, our ability to pursue any material expansion of our business through acquisitions or increased capital spending may depend more than it otherwise would on our ability to obtain third party financing.
We cannot assure you whether, when or in what amounts we will be able to use our net operating losses, or when they will be depleted.
At December 31, 2015, we had approximately $72 million of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest Communications International Inc. ("Qwest"). Under certain circumstances, these NOLs can be used to offset our future federal taxable income. The acquisitions of Qwest, SAVVIS, Inc. ("Savvis") and other corporations caused “ownership changes” under federal tax laws relating to the post-acquisition use of NOLs and other federal tax attributes. As a result, these laws could limit our ability to use the federal NOLs and certain other federal tax attributes of each of those corporations. Further limitations could apply if we are deemed to undergo an ownership change in the future. Based on current laws and circumstances, we expect to use only a portion of the aforementioned federal NOLs from 2016 through 2032.
Additionally, at December 31, 2015, we had state NOLs of approximately $13 billion. A significant portion of the state NOLs are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOLs will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOLs, and consequently have determined that as of December 31, 2015, these state NOLs had a net tax benefit (before valuation allowance) of approximately $444 million.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
With approximately 43,000 employees, approximately 68,000 pension retirees and approximately 14,000 former employees with vested benefits participating in our benefit plans as of December 31, 2015, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

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
As of December 31, 2015, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 7—Employee Benefits to our consolidated financial statements included in Item 8 of Part II of this Annual Report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 7 of Part II of this Annual Report.
For additional information concerning our liquidity and capital resources, see Item 7 of Part II of this Annual Report. For a discussion of certain currency and liquidity risks associated with our international operations, see "Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
Other Risks
We face risks from natural disasters, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.
A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles or retentions and the premiums to be based on our loss experience. Moreover, our insurance coverage is limited for certain specified types of exposure to losses. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.
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
Lapses in disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.
There can be no assurance that our disclosure controls and procedures will be effective in the future or that we will not experience a material weakness or significant deficiency in internal control over financial reporting. Any such lapses or deficiencies may materially and adversely affect our business, operating results or financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the lapses or deficiencies, expose us to regulatory or legal proceedings, including litigation brought by private individuals, subject us to fines, penalties or judgments, harm our reputation, or otherwise cause a decline in investor confidence and our stock price.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.
As of December 31, 2015, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this Annual Report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2015	2014
Land	2%	2%
Fiber, conduit and other outside plant (1)	42%	41%
Central office and other network electronics (2)	36%	36%
Support assets (3)	18%	18%
Construction in progress (4)	2%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment and software under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.
Our net property, plant and equipment was approximately $18.1 billion and $18.4 billion at December 31, 2015 and 2014, respectively. Some of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries. For additional information, see Note 5—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this Annual Report.
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

	Sales Price		Cash Dividend per Common Share
	High	Low
2015
First quarter	$40.59	34.04	0.540
Second quarter	37.00	29.28	0.540
Third quarter	31.13	24.29	0.540
Fourth quarter	29.37	24.11	0.540
2014
First quarter	$32.98	27.93	0.540
Second quarter	38.21	32.45	0.540
Third quarter	45.67	35.70	0.540
Fourth quarter	41.99	37.56	0.540
Dividends on common stock during 2015 and 2014 were paid each quarter. On February 23, 2016, our Board of Directors declared a common stock dividend of $0.54 per share.
As described in greater detail in Item 1A of Part I of this Annual Report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
At February 17, 2016, there were approximately 135,000 stockholders of record, although there were significantly more beneficial holders of our common stock. At February 17, 2016, the closing stock price of our common stock was $29.73.
Issuer Purchases of Equity Securities
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. On December 7, 2015, we completed the 2014 stock repurchase program. During the three months ended December 31, 2015, we repurchased approximately 10.3 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $278 million or an average purchase price of $27.07 per share. The common stock repurchased has been retired. For additional information, see Note 17—Repurchase of CenturyLink, Inc. Common Stock to our consolidated financial statements included in Item 8 of Part II of this Annual Report.
The following table contains information about shares of our previously-issued common stock that were repurchased under our 24-month 2014 stock repurchase program during the fourth quarter of 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 2015	5,031,341	$26.20	5,031,341	$145,743,848
November 2015	4,211,762	28.15	4,211,762	27,178,346
December 2015	1,007,841	26.97	1,007,841	—
Total	10,250,944	27.07	10,250,944

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2015 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2015	2,940	$25.93
November 2015	27,471	27.72
December 2015	3,884	27.00
Total	34,295

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
The results of operations include Savvis for periods after July 15, 2011 and Qwest for periods after April 1, 2011.
Selected financial information from our consolidated statements of operations is as follows:

	Years Ended December 31, (1)
	2015 (2)	2014 (3)	2013 (4)	2012	2011
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$17,900	18,031	18,095	18,376	15,351
Operating expenses	15,295	15,621	16,642	15,663	13,326
Operating income	$2,605	2,410	1,453	2,713	2,025
Income before income tax expense	1,316	1,110	224	1,250	948
Net income (loss)	878	772	(239)	777	573
Basic earnings (loss) per common share	1.58	1.36	(0.40)	1.25	1.07
Diluted earnings (loss) per common share	1.58	1.36	(0.40)	1.25	1.07
Dividends declared per common share	2.16	2.16	2.16	2.90	2.90
Weighted average basic common shares outstanding	554,278	568,435	600,892	620,205	532,780
Weighted average diluted common shares outstanding	555,093	569,739	600,892	622,285	534,121
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this Annual Report for a discussion of unusual items affecting the results for the years ended December 31, 2015, 2014 and 2013.

(2)
During 2015, we recognized an incremental $215 million of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(3)
During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge. For additional information, see Note 13—Quarterly Financial Data (Unaudited) to our consolidated financial statements included in Item 8 of Part II of this Annual Report.

(4)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments and a litigation settlement charge of $235 million.

Selected financial information from our consolidated balance sheets is as follows:

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Net property, plant and equipment	$18,069	18,433	18,646	18,909	19,361
Goodwill (1)	20,742	20,755	20,674	21,627	21,627
Total assets (2)	47,604	49,103	50,471	52,901	54,842
Total long-term debt (2)(3)	20,225	20,503	20,809	20,481	21,758
Total stockholders' equity (1)	14,060	15,023	17,191	19,289	20,827
_______________________________________________________________________________

(1)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments. For additional information, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(2)
We adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The adoption of both ASU 2015-03 and ASU 2015-17 reduced total assets by $1.044 billion, $1.316 billion, $1.039 billion and $1.122 billion in each year for the four years ended December 31, 2014, respectively, and ASU 2015-03 reduced total long-term debt by $168 million, $157 million, $124 million and $78 million in each year for the four years ended December 31, 2014, respectively. See further discussion in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(3)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For additional information on our total long-term debt, see Note 3—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this Annual Report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this Annual Report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$5,152	5,188	5,559	6,065	4,201
Net cash used in investing activities	(2,853)	(3,077)	(3,148)	(2,690)	(3,647)
Net cash used in financing activities	(2,301)	(2,151)	(2,454)	(3,295)	(577)
Payments for property, plant and equipment and capitalized software	(2,872)	(3,047)	(3,048)	(2,919)	(2,411)
The following table presents certain of our selected operational metrics:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total access lines (1)	11,748	12,394	13,002	13,751	14,587
Total high-speed Internet subscribers (1)	6,048	6,082	5,991	5,851	5,655
Prism TV subscribers	285	242	175	106	65
Total data centers (2)	59	58	55	54	51
_______________________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and high-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and high-speed Internet subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

(2)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located in North America, Europe and Asia.

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
Overview
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance voice, high-speed Internet, Multi-Protocol Label Switching ("MPLS"), private line (including special access), data integration, Ethernet, colocation, managed hosting (including cloud hosting), network, public access, video, wireless and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At December 31, 2015, we operated approximately 11.7 million access lines in 37 states and served approximately 6.0 million high-speed Internet subscribers and 285 thousand Prism TV subscribers. We also operated 59 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, high-speed Internet subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
Our consolidated financial statements include the accounts of CenturyLink, Inc. and its majority-owned subsidiaries ("CenturyLink").
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting, cloud hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access, local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, video (including our Prism TV services) and wireless services. Our legacy services offered to these customers include local and long-distance voice service.

Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015 (1)	2014 (2)	2013 (3)
	(Dollars in millions except per share amounts)
Operating revenues	$17,900	18,031	18,095
Operating expenses	15,295	15,621	16,642
Operating income	2,605	2,410	1,453
Other expense, net	1,289	1,300	1,229
Income tax expense	438	338	463
Net income (loss)	$878	772	(239)
Basic earnings (loss) per common share	$1.58	1.36	(0.40)
Diluted earnings (loss) per common share	$1.58	1.36	(0.40)
_______________________________________________________________________________

(1)
During 2015, we recognized an incremental $215 million of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.

(2)
During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge. For additional information, see Note 13—Quarterly Financial Data (Unaudited) to our consolidated financial statements included in Item 8 of Part II of this Annual Report.

(3)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments and a litigation settlement charge of $235 million.

The following table summarizes our access lines, high-speed Internet subscribers, Prism TV subscribers, data centers and number of employees:

	As of December 31,
	2015	2014	2013
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total access lines (1)	11,748	12,394	13,002
Total high-speed Internet subscribers (1)	6,048	6,082	5,991
Total Prism TV subscribers	285	242	175
Total data centers (2)	59	58	55
Total employees	43	45	47
_______________________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and high-speed Internet subscribers are customers that purchase high-speed Internet connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and high-speed Internet subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone high-speed Internet subscribers. We count lines when we install the service.

(2)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located in North America, Europe and Asia.

During the last decade, we have experienced revenue declines primarily due to declines in access lines, private line customers, switched access rates and minutes of use. To mitigate these revenue declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•
provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	provide our high-speed Internet and premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable;

•	increase the capacity and speed of our networks;

•	increase usage of our networks; and

•	market our products and services to new customers.
Operating Revenues
We currently categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily high-speed Internet, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in 16 markets), VoIP and Verizon Wireless services;

•
Legacy services, which include primarily local and long-distance voice services, including the sale of UNEs, switched access, and Integrated Services Digital Network ("ISDN") services (which use regular telephone lines to support voice, video and data applications);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our business customers; and

•
Other operating revenues, which consists primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and high-speed Internet infrastructure in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$9,343	9,166	177	2%
Legacy services	6,752	7,172	(420)	(6)%
Data integration	573	690	(117)	(17)%
Other	1,232	1,003	229	23%
Total operating revenues	$17,900	18,031	(131)	(1)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Strategic services	$9,166	8,776	390	4%
Legacy services	7,172	7,663	(491)	(6)%
Data integration	690	656	34	5%
Other	1,003	1,000	3	—%
Total operating revenues	$18,031	18,095	(64)	—%
During the first quarter of 2015, we determined that certain products and services associated with our acquisition of SAVVIS, Inc. ("Savvis") are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $34 million and $47 million, respectively, and a corresponding increase in revenue from legacy services for the years ended December 31, 2014 and 2013, respectively.
Our total operating revenues decreased by $131 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and operating revenues decreased by $64 million, or less than 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decline in revenues for both periods was primarily due to lower legacy services revenues, which decreased by $420 million, or 6%, and $491 million, or 6%, for the respective periods. The decline in legacy services revenues reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including Internet and wireless communication services. At December 31, 2015, we had approximately 11.7 million access lines, or approximately 5.2% less than the number of access lines we operated at December 31, 2014. At December 31, 2014, we had approximately 12.4 million access lines, or approximately 4.7% less than the number of access lines we operated at December 31, 2013. We estimate that the rate of our access lines losses will be between 5.0% and 6.0% over the full year of 2016. The growth in our strategic services revenues for both periods was primarily due to increases in high-speed Internet, Ethernet, MPLS, facilities-based video and IT services and from rate increases on various services, which were substantially offset by declines in private line (including special access) services, colocation and hosting services. The level of strategic revenue growth in 2015 was lower than 2014, primarily driven by revenue declines in hosting products as well as a pricing change for a large wholesale customer in exchange for a longer term commitment. Data integration revenues, which are typically more volatile than our other sources of revenues, decreased by $117 million, or 17%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decline in data integration revenues was primarily due to declines in governmental sales and professional services, which were partially offset by an increase in maintenance services. Data integration revenues increased by $34 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to several large sales of customer premises equipment to governmental customers and related professional services in 2014. Other operating revenues increased by $229 million, or 23%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in other operating revenues was primarily due to additional revenue recorded under the CAF Phase 2 support program. Other operating revenues increased by $3 million, or less than 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to higher USF surcharge revenues related to increased universal service fund contribution factors. For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
We are aggressively marketing our strategic services in an effort to partially offset the continuing declines in our legacy and private line services.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."

Operating Expenses
Our current definitions of operating expenses are as follows:

•
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); payments to universal service funds (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); certain litigation expenses associated with our operations; and other expenses directly related to our operations; and

•
Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.
The following tables summarize our operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,778	7,846	(68)	(1)%
Selling, general and administrative	3,328	3,347	(19)	(1)%
Depreciation and amortization	4,189	4,428	(239)	(5)%
Total operating expenses	$15,295	15,621	(326)	(2)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,846	7,507	339	5%
Selling, general and administrative	3,347	3,502	(155)	(4)%
Depreciation and amortization	4,428	4,541	(113)	(2)%
Impairment of goodwill	—	1,092	(1,092)	nm
Total operating expenses	$15,621	16,642	(1,021)	(6)%
_______________________________________________________________________________
nm - Attributing changes in impairment of goodwill to the 2013 goodwill impairment charge are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $68 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Excluding the lower customer premises equipment costs, cost of services and products increased by $56 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in costs of services and products was primarily due to increases in pension and postretirement costs, USF rate increases, higher network expenses and increases in content costs for Prism TV. These increases were partially offset by decreases in salaries and wages from lower headcount, professional fees and contract labor costs. Cost of services and products (exclusive of depreciation and amortization) increased by $339 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to increases in employee-related costs (which was significantly impacted by the below-noted lump sum pension payments), customer premises equipment installation expenses related to the increase in data integration revenues, facility and network costs, real estate and power costs and content costs for Prism TV.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $19 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily due to lower benefit expenses, insurance costs and asset impairment charges. These decreases were partially offset by increases in bad debt expense, external commissions and regulatory fines of $15 million associated with a 911 system outage. Selling, general and administrative expenses decreased by $155 million, or 4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a charge in 2013 of $235 million in connection with a litigation settlement. The decrease was partially offset by increases in employee-related costs (including severance costs), insurance costs and impairment charges related to office buildings sold and currently being held for sale.
Pension Lump Sum Offer
Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement threshold. In September 2015, we offered to make cash settlement payments in December 2015 to a group of former employees provided they accepted the offer by the end of October 2015. During the fourth quarter of 2015, we made cash settlement payments for the lump sum offer of approximately $356 million. The total amount of the lump sum settlement payments for the year ended December 31, 2015, which included the lump sum offer and lump sum elections from employees who terminated employment during the year, was less than the settlement threshold, therefore settlement accounting was not triggered in 2015. We made cash settlement payments of approximately $460 million, which triggered settlement accounting and resulted in us recording additional pension expense of $63 million for the year ended December 31, 2014. Pension expense is allocated to cost of services and products (exclusive of depreciation and amortization) and to selling, general and administrative.
Non-recurring Operating Expenses Related to Acquisitions
We have incurred certain non-recurring operating expenses related to our acquisitions since 2009, including our acquisitions of Qwest in April 2011 and Savvis in July 2011. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations, as summarized below.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$14	15	15
Total	$14	15	15
Selling, general and administrative:
Integration and other expenses associated with acquisitions	$18	36	28
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	—	—	10
Total	$18	36	38

Based on current plans and information, we estimate, in relation to our Qwest acquisition, total integration, severance and retention expenses to be between $600 million to $625 million (which includes approximately $594 million of cumulative expenses incurred through December 31, 2015) and our capital expenditures associated with integration activities will approximate $170 million (which includes approximately $144 million of cumulative capital expenditures incurred through December 31, 2015). We anticipate that the amount of our integration costs in future years will vary substantially based on integration activities conducted during those periods and could in certain cases be higher than those incurred by us during the year ended December 31, 2015.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$2,836	2,958	(122)	(4)%
Amortization	1,353	1,470	(117)	(8)%
Total depreciation and amortization	$4,189	4,428	(239)	(5)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Depreciation	$2,958	2,952	6	—%
Amortization	1,470	1,589	(119)	(7)%
Total depreciation and amortization	$4,428	4,541	(113)	(2)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. Depreciation expense decreased by $122 million, or 4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The depreciation expense related to our plant for the year ended December 31, 2015 was lower than the depreciation expense for the year ended December 31, 2014 due to full depreciation and retirement of certain plant placed in service prior to 2015. This decrease was partially offset by increases in depreciation attributable to new plant placed in service during the year ended December 31, 2015 and the impact of changes in the estimated lives of certain property, plant and equipment which resulted in additional depreciation during 2015. The changes in the estimated lives of certain property, plant and equipment resulted in an increase in depreciation expense of approximately $48 million for 2015, which was more than fully offset by the decrease in depreciation expense noted above. Depreciation expense increased by $6 million, or less than 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The 2014 depreciation expense was higher than the respective prior period depreciation expense due to new plant additions in 2014 and changes in the estimated lives of certain property, plant and equipment, which were partially offset by our plant aging and becoming fully depreciated or retired. During January 2014, we implemented changes in estimates that reduced the remaining economic lives of certain switch and circuit network equipment, which resulted in increased 2014 annual depreciation expense. Additionally, we developed a plan to migrate customers from one of our networks to another between late 2014 and late 2015. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. The impact from the above-noted changes in estimates and network migration resulted in an increase in depreciation expense of approximately $90 million for the year ended December 31, 2014. For more information about the changes in our estimates of the remaining economic lives of these assets, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this Annual Report.
Amortization expense decreased by $117 million, or 8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014 and amortization expense decreased by $119 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in amortization expense for both periods was primarily due to software becoming fully amortized faster than new software was acquired or developed.

Goodwill Impairment
During our 2013 annual goodwill impairment assessment, we concluded the carrying value of goodwill assigned to one of our previous reporting units exceeded its estimated implied fair value by $1.092 billion. The decline in estimated fair value of this previous reporting unit was the result of slower than previously projected revenue and margin growth and greater than anticipated competitive pressures.
For additional information on the risk associated with intangible assets, see "Critical Accounting Policies and Estimates-Goodwill, Customer Relationships and Other Intangibles Assets" below and "Risk Factors" in Item 1A of Part I of this Annual Report.
Further analysis of our operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(1,312)	(1,311)	1	—%
Other income, net	23	11	12	109%
Total other expense, net	$(1,289)	(1,300)	(11)	(1)%
Income tax expense	$438	338	100	30%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Interest expense	$(1,311)	(1,298)	13	1%
Net gain on early retirement of debt	—	10	(10)	(100)%
Other income, net	11	59	(48)	(81)%
Total other expense, net	$(1,300)	(1,229)	71	6%
Income tax expense	$338	463	(125)	(27)%
Interest Expense
Interest expense increased by $1 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in interest expense was primarily due to a reduction in the amortization of debt premiums, which was substantially offset by higher capitalized interest, lower bond coupon rates and lower interest under our Credit Facility. Interest expense increased by $13 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest expense was primarily due to a reduction in the amortization of debt premiums, which was partially offset by the reversal of certain tax interest reserves and increased capitalized interest.
Net Gain on Early Retirement of Debt
In the fourth quarter of 2013, Qwest redeemed its outstanding debt securities, which resulted in a gain of $10 million.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net increased by $12 million, or 109%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase in other income, net was primarily due to the impact of a 2014 impairment charge of $14 million recorded in connection with the sale of our 700 MHz A-Block Wireless Spectrum licenses, which was partially offset by a net loss on early retirement of debt in 2015. Other income, net decreased by $48 million, or 81%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to the above-noted impairment charge and a $32 million gain on the sale of wireless spectrum in 2013.

Income Tax Expense
Income tax expense increased by $100 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Our income tax expense for the year ended December 31, 2014 decreased by $125 million from the amounts for the comparable prior year. For the years ended December 31, 2015, 2014 and 2013, our effective income tax rate was 33.3%, 30.5% and 206.7%, respectively. The effective tax rate for the year ended December 31, 2015, reflects a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015, and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating losses ("NOLs"). The effective tax rate for the year ended December 31, 2014, reflects a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset, an indirect investment in KPNQwest, N.V. The subsidiary was acquired as part of the acquisition of Qwest and we assigned it no fair value in the acquisition due to the bankruptcy proceedings, which were then ongoing. The effective tax rate for the year ended December 31, 2014 also reflects a $13 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of NOLs. The rate also reflects the absence of tax benefits from the impairment and disposition of our 700 MHz A-Block wireless spectrum licenses in 2014, because we are not likely to generate income of a character required to realize a tax benefit from the loss on disposition during the period permitted by law for utilization of that loss. The 2013 effective tax rate reflects the impacts of the $1.092 billion non-deductible goodwill impairment and of an unfavorable accounting adjustment of $17 million related to non-deductible life insurance costs. The 2013 tax expense also includes the impacts of a favorable settlement with the Internal Revenue Service ("IRS") of $33 million and a favorable adjustment of $22 million related to the reversal of liabilities for uncertain tax positions. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.
Segment Results
The results for our business and consumer segments are summarized below for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Total segment revenues	$16,668	17,028	17,095
Total segment expenses	8,459	8,509	8,167
Total segment income	$8,209	8,519	8,928
Total margin percentage	49%	50%	52%
Business segment:
Revenues	$10,647	11,034	11,091
Expenses	6,034	6,089	5,808
Income	$4,613	4,945	5,283
Margin percentage	43%	45%	48%
Consumer segment:
Revenues	$6,021	5,994	6,004
Expenses	2,425	2,420	2,359
Income	$3,596	3,574	3,645
Margin percentage	60%	60%	61%

The following table reconciles our total segment revenues and total segment income presented above to consolidated operating revenues and consolidated operating income reported in our consolidated statements of operations.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Total segment revenues	$16,668	17,028	17,095
Other operating revenues	1,232	1,003	1,000
Operating revenues reported in our consolidated statements of operations	$17,900	18,031	18,095
Total segment income	$8,209	8,519	8,928
Other operating revenues	1,232	1,003	1,000
Depreciation and amortization	(4,189)	(4,428)	(4,541)
Impairment of goodwill (Note 2)	—	—	(1,092)
Other unassigned operating expenses	(2,647)	(2,684)	(2,842)
Operating income reported in our consolidated statement of operations	$2,605	2,410	1,453
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
Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated data, Internet, hosting and voice services. During 2015, our strategic revenues were negatively impacted by several factors, including competitive pressures, customer losses, migration from traditional hosting services to lower priced cloud-based services and transitioning to our new management structure negatively impacted the growth of our strategic revenues. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Additionally, we face competition in Ethernet based services in the wholesale market from cable companies and fiber based CLEC providers. We anticipate continued pricing pressure for our colocation services as vendors continue to expand their enterprise colocation operations. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. This expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and we expect these trends to continue. The demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of our strategic services and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include sales commissions, modem costs, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

•
Legacy services. We continue to experience customers migrating away from our higher margin legacy services into lower margin strategic services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our business segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Beginning in 2016, we expect that a recent FCC order will also reduce our revenue that we collect for local voice and long-distance services provided to correctional facilities. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our strategic services to a greater extent than legacy services as noted above;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have recently experienced substantial budget cuts with the possibility of additional future budget cuts. Our data integration operating margins are typically smaller than most of our other offerings; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our business segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,816	2,579	237	9%
Low-bandwidth data services (2)	2,052	2,345	(293)	(12)%
Hosting services (3)	1,281	1,316	(35)	(3)%
Other strategic services (4)	162	76	86	113%
Total strategic services revenues	6,311	6,316	(5)	—%
Legacy services
Voice services (5)	2,590	2,780	(190)	(7)%
Other legacy services (6)	1,175	1,252	(77)	(6)%
Total legacy services revenues	3,765	4,032	(267)	(7)%
Data integration	571	686	(115)	(17)%
Total revenues	10,647	11,034	(387)	(4)%
Segment expenses:
Total expenses	6,034	6,089	(55)	(1)%
Segment income	$4,613	4,945	(332)	(7)%
Segment margin percentage	43%	45%

	Business Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,579	2,230	349	16%
Low-bandwidth data services (2)	2,345	2,577	(232)	(9)%
Hosting services (3)	1,316	1,259	57	5%
Other strategic services (4)	76	60	16	27%
Total strategic services revenues	6,316	6,126	190	3%
Legacy services
Voice services (5)	2,780	2,916	(136)	(5)%
Other legacy services (6)	1,252	1,398	(146)	(10)%
Total legacy services revenues	4,032	4,314	(282)	(7)%
Data integration	686	651	35	5%
Total revenues	11,034	11,091	(57)	(1)%
Segment expenses:
Total expenses	6,089	5,808	281	5%
Segment income	$4,945	5,283	(338)	(6)%
Segment margin percentage	45%	48%
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes private line and high-speed Internet revenue
(3)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(4)	Includes primarily VoIP, video and IT services revenue
(5)	Includes local and long-distance voice revenue
(6)	Includes UNEs, public access and other ancillary revenue
Segment Revenues
Business segment revenues decreased by $387 million, or 4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in business segment revenues was primarily due to declines in legacy services revenues, private line (including special access) revenues in our strategic services and data integration revenues. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance, access and traditional WAN services for the reasons noted above. The decline in our strategic services revenues was primarily due to a reduction in hosting services and private line (including special access) volumes, as well as a pricing change on private line services for a large wholesale customer in exchange for a longer term commitment. These declines were partially offset by MPLS unit growth and higher Ethernet volumes. The decrease in data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers during the period. Business segment revenues decreased by $57 million, or 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease in business segment revenues was primarily due to the decline in legacy services revenues, which were partially offset by the growth in our strategic services and data integration revenues. The decline in legacy services revenues was attributable to lower volumes of local access and traditional WAN services. The growth in our strategic services revenues was primarily due to MPLS unit growth and higher Ethernet volume, which were substantially offset by a decline in private line (including special access) services. The increase in data integration revenues was primarily due to higher sales of customer premises equipment to governmental customers during the period.

Segment Expenses
Business segment expenses decreased by $55 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was due primarily to reductions in customer premises equipment costs resulting from the lower sales noted above in segment revenues. Excluding the lower customer premises equipment costs, business expenses increased by $59 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase is primarily due to increases in salaries and wages, benefits expense, external commissions, network expense and facility costs, which were partially offset by decreases in professional fees, materials and supplies and fleet expenses. Business segment expenses increased by $281 million, or 5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase was primarily due to increases in employee-related costs attributable to higher wages, benefits and internal commissions, customer premises equipment costs resulting from higher sales noted above, facility costs driven by MPLS unit growth and real estate and power costs.
Segment Income
Business segment income decreased by $332 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in business segment income was due to the loss of customers and lower service volumes in our legacy services and to the increase in operating expenses, excluding the impact of the reduction in customer premises equipment costs. Business segment income decreased by $338 million, or 6%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decrease was primarily due to customers migrating from legacy services to lower margin strategic services.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential high-speed Internet subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this Annual Report, certain of our competitors continue to provide high-speed Internet services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our high-speed Internet offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur substantial start-up expenses in advance of marketing and selling the service. Also, our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering strategic services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our strategic services and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects caused by competition. These operating costs include sales commissions, modem costs, Prism TV content costs, software costs on selected services and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

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

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-speed Internet services (1)	$2,611	2,469	142	6%
Other strategic services (2)	421	381	40	10%
Total strategic services revenues	3,032	2,850	182	6%
Legacy services
Voice services (3)	2,676	2,864	(188)	(7)%
Other legacy services (4)	311	276	35	13%
Total legacy services revenues	2,987	3,140	(153)	(5)%
Data integration	2	4	(2)	(50)%
Total revenues	6,021	5,994	27	—%
Segment expenses:
Total expenses	2,425	2,420	5	—%
Segment income	$3,596	3,574	22	1%
Segment income margin percentage	60%	60%

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Segment revenues:
Strategic services
High-speed Internet services (1)	$2,469	2,358	111	5%
Other strategic services (2)	381	292	89	30%
Total strategic services revenues	2,850	2,650	200	8%
Legacy services
Voice services (3)	2,864	3,101	(237)	(8)%
Other legacy services (4)	276	248	28	11%
Total legacy services revenues	3,140	3,349	(209)	(6)%
Data integration	4	5	(1)	(20)%
Total revenues	5,994	6,004	(10)	—%
Segment expenses:
Total expenses	2,420	2,359	61	3%
Segment income	$3,574	3,645	(71)	(2)%
Segment income margin percentage	60%	61%
______________________________________________________________________

(1)	Includes high-speed Internet and related services revenue
(2)	Includes video and Verizon wireless revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes switched access and other ancillary revenue
Segment Revenues
Consumer segment revenues increased by $27 million, or less than 1%, for year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in strategic services revenues was primarily due to increases in the number of Prism TV customers, as well as from 2015 price increases on various services. The decline in legacy services revenues was primarily due to declines in local and long-distance services volumes associated with access line losses resulting from the competitive and technological changes as further described above. Consumer segment revenues decreased by $10 million, or less than 1%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The decline in legacy services revenues was due to the same reasons noted above. The increase in strategic services revenues was primarily due to growth in the number of high-speed Internet subscribers and increases in the number of Prism TV customers, as well as from 2014 price increases on various services. The increase in consumer segment revenues during 2015 as compared to the decline in revenues for 2014 was primarily attributable to the above-noted price increases.
Segment Expenses
Consumer segment expenses increased by $5 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to increases in Prism TV content costs (resulting from higher volume and rates) and bad debt expense, which were partially offset by reductions in employee-related costs, marketing and advertising expenses and fleet expenses. Consumer segment expenses increased by $61 million, or 3%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was primarily due to increases in marketing and advertising expenses, Prism TV content costs resulting from subscriber growth in our Prism TV markets and the number of modems shipped for Prism TV customers, which were partially offset by reductions in employee-related costs and facility costs.

Segment Income
Consumer segment income increased by $22 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to price increases on various services and reduction of costs. Consumer segment income decreased by $71 million, or 2%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily due to customers migrating from legacy services to lower margin strategic services, and the increase in Prism TV content costs.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) pension and post-retirement benefits; (iv) loss contingencies and litigation reserves; (v) Connect America Fund support payments; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
Goodwill, Customer Relationships and Other Intangible Assets
We amortize customer relationships primarily over an estimated life of 10 to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We annually review the estimated lives and methods used to amortize our other intangible assets, primarily capitalized software. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.
We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. We assign goodwill to the reporting units using a relative fair value approach. We utilize the trailing twelve months earnings before interest, taxes, depreciation and amortization as our allocation methodology as we believe that it represents a reasonable proxy for the fair value of the operations being reorganized. The use of other fair value assignment methods could result in materially different results. For additional information on our segments, see Note 12—Segment Information to our consolidated financial statements in Item 8 of Part II of this Annual Report.
We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test. Our annual assessment date for testing goodwill impairment is October 31.
As of October 31, 2015, we assessed goodwill for impairment for our three reporting units, which we determined to be business (excluding wholesale), consumer and wholesale and determined that the estimated fair value of our wholesale reporting unit was substantially in excess of our carrying value of equity and the estimated fair value of our business and consumer reporting units exceeded our carrying value of equity by 23% and 8%, respectively.
For additional information on our goodwill balances by segment, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets in Item 8 of Part II of this Annual Report.

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2016 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization as a result of an adverse change to our overall business operations; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in our legal affairs or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of one or more of our subsidiaries that are a component of our segments. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2016.
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
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant, equipment and software requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $410 million annually or increased depreciation expense by approximately $580 million annually, respectively.
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
In 2015, approximately 45% of the qualified pension plan's January 1, 2015 net actuarial loss balance of $2.740 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 9 years for the plan. The other 55% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2015. The entire beginning net actuarial loss of $277 million for the post-retirement benefit plans was treated as indefinitely deferred during 2015.
In 2014, approximately 16% of the qualified pension plans' January 1, 2014 net actuarial loss balance of $1.048 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 9 years for the plans. The other 84% of the pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2014. The entire beginning net actuarial loss of $37 million for the post-retirement benefit plans was treated as indefinitely deferred during 2014.

In 2013, approximately 33% of the qualified pension plans' January 1, 2013 net actuarial loss balance of $2.221 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 12 years for the plans. The other 67% of the pension plans' beginning net actuarial loss balance was treated as indefinitely deferred during 2013. The entire beginning net actuarial loss of $446 million for the post-retirement benefit plans was treated as indefinitely deferred during 2013.
In computing our pension and post-retirement health care and life insurance benefit obligations, our most significant assumptions are the discount rate and mortality rates. In computing our periodic pension and post-retirement benefit expense, our most significant assumptions are the discount rate and the expected rate of return on plan assets.
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
In 2016, we plan to change the method we use to estimate the service and interest components of net periodic benefit cost for pension and other postretirement benefits. This change will result in a decrease in the service and interest components in 2016. Beginning in 2016, we plan to utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change will not affect the measurement of our total benefit obligations but is currently expected to lower our annual net periodic benefit cost by approximately $150 million in 2016. If implemented as expected, this change will be accounted for as a change in accounting estimate and accordingly will be accounted for prospectively.
Mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries. In 2015, we adopted the revised mortality table and projection scale released by the Society of Actuaries ("SOA"), which decreased the projected benefit obligation of our benefit plans by $379 million. In 2014, the SOA published new mortality rate tables reflecting increases in the projected life expectancies of North Americans since its publications of earlier tables. We adopted the new tables immediately. This resulted in an increase to the projected benefit obligation of approximately $1.3 billion for our pension and post-retirement benefit plans.
The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets in the future, net of administrative expenses paid from plan assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations to which we then add a factor of 50 basis points to reflect the benefit we expect to result from our active management of the assets. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.
To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets (higher or lower than expected return) is reflected in the net actuarial losses.
Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2015 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2015 would have increased by $121 million. If our assumed discount rates for 2015 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2015 would have increased by $119 million and our projected benefit obligation for 2015 would have increased by approximately $1.821 billion.

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
Connect America Fund Support Payments
In 2015, we accepted funding from the Connect America Fund ("CAF)" from the Federal Communications Commission ("FCC") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses (living units) in 33 states under the CAF Phase 2 high-cost support program. This program provides a monthly high-cost subsidy similar to the support provided by the FCC’s previous cost reimbursement programs. Although we believe that there is no specific authoritative U.S. GAAP guidance for the treatment of government assistance, we identified three acceptable methods to account for these funds; 1) recognize revenue when entitled to receive cash, 2) defer cash received until the living units are enabled to receive the service at the FCC specified level, or 3) record the cash received as contra capital. After assessing these alternatives, we have determined that we will recognize CAF Phase 2 funds each month as revenue when we are entitled to receive the cash less a deferred amount. The amount of revenue deferred in 2015 was approximately $12 million. We believe our recognition methodology is consistent with other companies in our industry in the United States, but may not necessarily be consistent with companies outside the United States that receive similar government funding, and we cannot provide assurances to this effect.
In computing the amount of revenue to recognize, we assume that we will not be able to economically enable 100% of the required living units in every state with voice and high-speed Internet capabilities under the CAF Phase 2 program. We defer recognition of the funds related to potential living units that we estimate we will not enable until we can precisely determine that we can fully meet the enablement targets. As disclosed elsewhere herein, in some limited instances, a portion of the funds must be returned. The effect of a hypothetical 1% change in our estimate of living units we will not enable with voice and high-speed Internet capabilities under the CAF Phase 2 program would have increased or decreased our revenue up to $3 million or $9 million, respectively, in 2015.
For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Income Taxes
Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax credit carryforwards, differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities and tax net operating losses, or NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.
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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all which involve the exercise of significant judgment. At December 31, 2015, we established a valuation allowance of $380 million, primarily related to state NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information.
Liquidity and Capital Resources
Overview
At December 31, 2015, we held cash and cash equivalents of $126 million and we had approximately $1.7 billion of borrowing capacity available under our $2.0 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At December 31, 2015, cash and cash equivalents of $62 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2016, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the previously-disclosed effect of the anticipated depletion of our federal net operating loss carryforwards during 2016. Generally speaking, our principal funding source is cash from operating activities and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases and periodic pension contributions.
Based on our current capital allocation objectives, during 2016 we anticipate expending approximately $3.0 billion of cash for capital investment in property, plant and equipment and up to $1.2 billion for dividends on our common stock, based on the current annual common stock dividend rate of $2.16 and the current number of outstanding common shares. During 2016, we have debt maturities of approximately $1.4 billion, scheduled debt principal payments of approximately $22 million and capital lease and other fixed payments of approximately $62 million.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In September of 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 support program over the interstate USF Support program for the first seven months of 2015. During 2015, we received $209 million more cash than we would have otherwise received during the same period under the interstate USF support program.
We declined annual funding of approximately $10 million in four states, and we expect the funding from the CAF Phase 2 support program for these four states will be auctioned by the FCC, perhaps in the latter part of 2016. In these four states, the interstate USF support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build infrastructure. See "Capital Expenditures" below.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this Annual Report. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of this Annual Report.

In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of broadband services in rural areas. The CAF Phase 2 support program overlaps certain eligible areas of the second round of CAF 1 funding, and we are continuing to evaluate how much of the $40 million in funding we will utilize or return to the FCC. As of the date of this Annual Report, we are past one of the benchmark deadlines for completing a portion of the broadband deployment. Due to the delays we encountered in evaluating the eligible areas, we have requested relief and an extension of the deadline with the FCC. If the FCC does not grant us relief, we will be requested to refund a substantial portion of the $40 million in funding we received. This $40 million of CAF 1 Round 2 funding is included in other noncurrent liabilities on our consolidated balance sheet as of December 31, 2015.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as the CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2016 will be approximately $3.0 billion, inclusive of CAF Phase 2 related capital expenditures.
Our capital expenditures continue to be focused on our strategic services. For more information on capital spending, see Items 1 and 1A of Part I of this Annual Report.
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
Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades of CenturyLink, Inc.'s senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of our borrowing under the Credit Facility. Moreover, any downgrades of CenturyLink, Inc.'s or Qwest Corporation's senior unsecured debt ratings could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of this Annual Report.
In January 2016, Qwest Corporation issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Net Operating Loss Carryforwards
We have been using NOLs to offset our federal taxable income. At December 31, 2015, we had approximately $72 million of federal net operating losses. Since the remainder of our NOLs are subject to the limitations imposed by section 382 of the Internal Revenue Code, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. Based on current laws (including the extension of bonus depreciation) and circumstances applied to estimates of 2016 earnings, we estimate our cash income tax liability related to 2016 will be between $400 million to $600 million.

Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment during 2016 at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $292 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this Annual Report.
Credit Facility
Our $2.0 billion Credit Facility matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At December 31, 2015, we had $330 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
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
Term Loans, Revolving Line of Credit and Revolving Letter of Credit
At December 31, 2015, CenturyLink, Inc. owed $358 million under a term loan maturing in 2019 and Qwest Corporation owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. The amount available under this uncommitted revolving line of credit is reduced by any amount outstanding under the Credit Facility with the same lender. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At December 31, 2015, we had $80 million borrowings outstanding under this uncommitted revolving line of credit.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2015, our outstanding letters of credit totaled $109 million under this facility.
For information on our outstanding debt securities, see immediately below "Future Contractual Obligations" and Note 3—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this Annual Report.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	2021 and thereafter	Total
	(Dollars in millions)
Long-term debt (1)	$1,503	1,501	251	1,160	1,032	15,082	20,529
Interest on long-term debt and capital leases (2)	1,294	1,195	1,155	1,129	1,061	15,634	21,468
Operating leases	301	289	268	235	209	1,075	2,377
Purchase commitments (3)	364	91	53	26	20	71	625
Post-retirement benefit obligation (4)	56	73	90	87	83	872	1,261
Non-qualified pension obligations (4)	5	5	5	5	5	21	46
Unrecognized tax benefits (5)	—	—	—	—	—	48	48
Other	7	5	7	5	7	60	91
Total future contractual obligations (6)	$3,530	3,159	1,829	2,647	2,417	32,863	46,445
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations, but excludes unamortized discounts, net and unamortized debt issuance costs.

(2)
Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2015.

(3)
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

(4)	Reflects only the portion of total obligation that is contractual in nature. See Note 6 below.

(5)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. The $48 million is composed of unrecognized tax benefits of $15 million and related estimated interest of $33 million, which would result in future cash payments if our tax positions were not upheld. See Note 11—Income Taxes to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2021 and thereafter" column in the above table.

(6)	The table is limited to contractual obligations only and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2015. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

•
cash funding requirements for qualified pension benefits payable to certain eligible current and future retirees. Benefits paid by our qualified pension plan are paid through a trust. Cash funding requirements for this trust are not included in this table as we are not able to reliably estimate required contributions to this trust. Our funding projections are discussed further below;

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

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we terminate these contracts in 2016, the contract termination fees would be approximately $399 million. Under the same assumption, we estimate that our termination fees for these contracts to purchase goods and services would be approximately $154 million. In the normal course of business, we do not believe payment of these fees is likely; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.

Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2015, the accounting unfunded status of our defined benefit pension plans and post-retirement benefit plans were $2.277 billion and $3.374 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this Annual Report for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan for 2016. The amount of required contributions to our qualified pension plan in 2017 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions.
Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2015, the fair value of these trust assets was approximately $193 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in these trusts will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately one year. Thereafter, covered benefits will be paid either directly by us or from these trusts as the remaining assets become liquid. This projected one year period could be shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
For 2016, our estimated annual long-term rate of return is 7.0% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$5,152	5,188	(36)
Net cash used in investing activities	(2,853)	(3,077)	(224)
Net cash used in financing activities	(2,301)	(2,151)	150

	Years Ended December 31,		Increase / (Decrease)
	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$5,188	5,559	(371)
Net cash used in investing activities	(3,077)	(3,148)	(71)
Net cash used in financing activities	(2,151)	(2,454)	(303)
Net cash provided by operating activities decreased by $36 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a slight negative variance in net income adjusted for non-cash items along with negative variances in accounts payable and other noncurrent assets and liabilities, net. The decreases were substantially offset with positive variances in accrued income and other taxes and other current assets and liabilities, net, which was primarily due to a payment of approximately $235 million in 2014 to settle certain litigation. Our net cash provided by operating activities in 2015 was also positively impacted by the cash received from the CAF Phase 2 support program, which was $209 million greater than the cash we would have otherwise received during the same period under the interstate USF support program. Net cash provided by operating activities decreased by $371 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to a negative variance in net income adjusted for non-cash items along with a payment of approximately $235 million in the first quarter of 2014 to settle certain litigation. These decreases were substantially offset by positive variances in the changes in accounts payable and retirement benefits.

During the year ended December 31, 2015, we made a voluntary cash contribution to the trust of $100 million to fund our qualified pension plan. During the years ended December 31, 2014 and 2013, and prior to the pension plan merger, we made required cash contributions to the trust of $157 million and $146 million, respectively, to fund our qualified pension plans.
Net cash used in investing activities decreased by $224 million for the year end December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a decrease in payments of property, plant and equipment and amounts paid for acquisitions in 2015. Net cash used in investing activities decreased by $71 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to less cash paid for acquisitions.
Net cash used in financing activities increased by $150 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to additional common stock repurchases as the net debt repayments were approximately the same in both years. Net cash used in financing activities decreased by $303 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily due to reductions in net debt paydowns in 2014 versus net borrowings in 2013 and common stock repurchases.
During the year ended December 31, 2015, we repurchased 27.1 million shares of the company's outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $800 million, or an average purchase price of $29.56 per share. The repurchased common stock has been retired. For additional information, see "Note 17—Repurchase of CenturyLink, Inc. Common Stock" in Item 8 of Part II of this Annual Report.
On October 13, 2015, Qwest Corporation redeemed all $250 million of its 7.2% Notes due 2026, which resulted in an immaterial gain, and redeemed $150 million of its 6.875% Notes due 2033, which resulted in an immaterial loss.
On September 21, 2015, Qwest Corporation issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. The underwriting agreement included an over-allotment option granting the underwriters for the offering an opportunity to purchase additional 6.625% Notes due 2055. On September 30, 2015, Qwest Corporation issued an additional $10 million aggregate principal amount of its 6.625% Notes under this over-allotment option. All of the 6.625% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On June 15, 2015, Qwest Corporation paid at maturity the $92 million principal amount of its 7.625% Notes.
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
On February 20, 2015, Qwest Corporation entered into a new credit agreement with several lenders that allows Qwest Corporation to borrow up to $100 million under a term loan. Under this new credit agreement, Qwest Corporation borrowed $100 million under a ten-year term note that expires on February 20, 2025.
On February 17, 2015, CenturyLink, Inc. paid at maturity the $350 million plus accrued and unpaid interest due under its Series M 5.00% notes.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility.

Certain Matters Related to Acquisitions
When we acquired Qwest and Savvis in 2011, Qwest's pre-acquisition debt obligations consisted primarily of debt securities issued by Qwest and two of its subsidiaries while Savvis' long-term debt obligations (after the discharge of its convertible senior notes in connection with the completion of the acquisition) consisted primarily of capital leases, the remaining outstanding portions of which are all now included in our consolidated debt balances. The indentures governing Qwest's remaining debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.
In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. We determined that the fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million, which we recorded as a premium.
The table below summarizes the portions of this premium recognized as a reduction to interest expense or extinguished during the periods indicated:

	Years Ended December 31,		From April 1, 2011 through December 31, 2013	Total Since Acquisition
	2015	2014
	(Dollars in millions)
Amortized	$22	42	302	366
Extinguished (1)	1	—	276	277
Total	$23	42	578	643
_______________________________________________________________________________

(1)	Extinguished in connection with the payment of Qwest debt securities prior to maturity.
The remaining premium of $50 million as of December 31, 2015, will reduce interest expense in future periods, unless otherwise extinguished.
Other Matters
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. Although it is premature for us to determine the ultimate impact of the new regulations on our operations, we currently expect that they will negatively impact our current operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part I of this Annual Report.
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
We also are involved in various legal proceedings that could substantially impact our financial position. See Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report for the current status of such legal proceedings.
On November 4, 2015, we announced that we have retained financial advisors to assist in the exploration of strategic alternatives for our data centers and colocation business operations. The review of strategic alternatives will involve a full range of options, including, but not limited to, a partnership or joint venture, a sale of all or a portion of the data centers, as well as keeping some or all of these assets and operations as part of our portfolio. Strategic services revenues generated from our colocation services was approximately $626 million, $644 million and $623 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The following tables present additional metrics related to our data centers:

	As of December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Hosting Data Center Metrics
Number of data centers (1)	59	58	1	2%
Sellable square feet, million sq ft	1.58	1.46	0.12	8%
Billed square feet, million sq feet	0.99	0.92	0.07	8%
Utilization	63%	63%	—%	—%

	As of December 31,		Increase / (Decrease)	% Change
	2014	2013
	(Dollars in millions)
Hosting Data Center Metrics
Number of data centers (1)	58	55	3	5%
Sellable square feet, million sq ft	1.46	1.39	0.07	5%
Billed square feet, million sq feet	0.92	0.96	(0.04)	(4)%
Utilization	63%	69%	(6)%	(9)%
______________________________________________________________________

(1)	We define a data center as any facility where we market, sell and deliver colocation services, managed hosting (including cloud hosting) services, multi-tenant managed services or any combination of.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2015, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
At December 31, 2015, we had approximately $19.8 billion (excluding capital lease and other obligations with a carrying amount of $425 million) of long-term debt outstanding, approximately 95.6% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2015, we had $738 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $7 million.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, primarily the British Pound, the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, future volatility in exchange rates and an increase in the number of transactions could adversely impact our consolidated results of operations. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in the fair value of financial assets resulting from a hypothetical 10% change in these exchange rates was $19 million at December 31, 2015.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2015.

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this Annual Report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.
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
We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for debt issuance costs effective January 1, 2014 due to the adoption of FASB ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for deferred income taxes effective January 1, 2014 due to the adoption of FASB ASU 2015-17, Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
/s/ KPMG LLP
Shreveport, Louisiana
February 24, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyLink, Inc.:
We have audited CenturyLink, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 24, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Shreveport, Louisiana
February 24, 2016

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$17,900	18,031	18,095
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	7,778	7,846	7,507
Selling, general and administrative	3,328	3,347	3,502
Depreciation and amortization	4,189	4,428	4,541
Impairment of goodwill (Note 2)	—	—	1,092
Total operating expenses	15,295	15,621	16,642
OPERATING INCOME	2,605	2,410	1,453
OTHER (EXPENSE) INCOME
Interest expense	(1,312)	(1,311)	(1,298)
Net gain on early retirement of debt	—	—	10
Other income, net	23	11	59
Total other expense, net	(1,289)	(1,300)	(1,229)
INCOME BEFORE INCOME TAX EXPENSE	1,316	1,110	224
Income tax expense	438	338	463
NET INCOME (LOSS)	$878	772	(239)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$1.58	1.36	(0.40)
DILUTED	$1.58	1.36	(0.40)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	554,278	568,435	600,892
DILUTED	555,093	569,739	600,892
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
NET INCOME (LOSS)	$878	772	(239)
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial gain (loss), net of $(12), $742 and $(606) tax	21	(1,200)	981
Change in net prior service credit (costs), net of $(47), $1 and $52 tax	76	(1)	(84)
Foreign currency translation adjustment and other, net of $—, $1 and $— tax	(14)	(14)	2
Other comprehensive income (loss)	83	(1,215)	899
COMPREHENSIVE INCOME (LOSS)	$961	(443)	660
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$126	128
Accounts receivable, less allowance of $152 and $162	1,943	1,988
Other	581	580
Total current assets	2,650	2,696
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	38,785	36,718
Accumulated depreciation	(20,716)	(18,285)
Net property, plant and equipment	18,069	18,433
GOODWILL AND OTHER ASSETS
Goodwill	20,742	20,755
Customer relationships, net	3,928	4,893
Other intangible assets, net	1,555	1,647
Other, net	660	679
Total goodwill and other assets	26,885	27,974
TOTAL ASSETS	$47,604	49,103
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,503	550
Accounts payable	968	1,226
Accrued expenses and other liabilities
Salaries and benefits	602	641
Income and other taxes	318	309
Interest	250	256
Other	220	210
Advance billings and customer deposits	743	726
Total current liabilities	4,604	3,918
LONG-TERM DEBT	18,722	19,953
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,569	3,154
Benefit plan obligations, net	5,511	5,808
Other	1,138	1,247
Total deferred credits and other liabilities	10,218	10,209
COMMITMENTS AND CONTINGENCIES (Note 14)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 543,800 and 568,517 shares	544	569
Additional paid-in capital	15,178	16,324
Accumulated other comprehensive loss	(1,934)	(2,017)
Retained earnings	272	147
Total stockholders' equity	14,060	15,023
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,604	49,103
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$878	772	(239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,189	4,428	4,541
Impairment of goodwill (Note 2)	—	—	1,092
Impairment of assets	9	32	—
Deferred income taxes	350	291	391
Provision for uncollectible accounts	177	159	152
Gain on sale of intangible assets	—	—	(32)
Net long-term debt issuance costs and premium amortization	(3)	(21)	(46)
Net gain on early retirement of debt	—	—	(10)
Share-based compensation	73	79	71
Changes in current assets and liabilities:
Accounts receivable	(132)	(163)	(212)
Accounts payable	(168)	70	(76)
Accrued income and other taxes	32	(84)	28
Other current assets and liabilities, net	(53)	(270)	263
Retirement benefits	(141)	(184)	(342)
Changes in other noncurrent assets and liabilities, net	(78)	99	8
Other, net	19	(20)	(30)
Net cash provided by operating activities	5,152	5,188	5,559
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,872)	(3,047)	(3,048)
Cash paid for acquisitions	(4)	(93)	(160)
Proceeds from sale of property and intangible assets	31	63	80
Other, net	(8)	—	(20)
Net cash used in investing activities	(2,853)	(3,077)	(3,148)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	989	483	2,481
Payments of long-term debt	(966)	(800)	(2,010)
Net payments on credit facility and revolving line of credit	(315)	(4)	(95)
Early retirement of debt costs	(1)	—	(31)
Dividends paid	(1,198)	(1,228)	(1,301)
Net proceeds from issuance of common stock	11	50	73
Repurchase of common stock	(819)	(650)	(1,586)
Other, net	(2)	(2)	15
Net cash used in financing activities	(2,301)	(2,151)	(2,454)
Net decrease in cash and cash equivalents	(2)	(40)	(43)
Cash and cash equivalents at beginning of period	128	168	211
Cash and cash equivalents at end of period	$126	128	168
Supplemental cash flow information:
Income taxes paid, net	$(63)	(27)	(48)
Interest paid (net of capitalized interest of $52, $47 and $41)	$(1,310)	(1,338)	(1,333)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$569	584	626
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	4	4
Repurchase of common stock	(27)	(19)	(46)
Balance at end of period	544	569	584
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	16,324	17,343	19,079
Issuance of common stock through dividend reinvestment, incentive and benefit plans	9	46	69
Repurchase of common stock	(767)	(591)	(1,551)
Shares withheld to satisfy tax withholdings	(19)	(16)	(18)
Share-based compensation and other, net	77	82	85
Dividends declared	(446)	(540)	(321)
Balance at end of period	15,178	16,324	17,343
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,017)	(802)	(1,701)
Other comprehensive income (loss)	83	(1,215)	899
Balance at end of period	(1,934)	(2,017)	(802)
RETAINED EARNINGS
Balance at beginning of period	147	66	1,285
Net income (loss)	878	772	(239)
Dividends declared	(753)	(691)	(980)
Balance at end of period	272	147	66
TOTAL STOCKHOLDERS' EQUITY	$14,060	15,023	17,191
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 3, where such references refer solely to CenturyLink, Inc.
(1) Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
We are an integrated communications company engaged primarily in providing an array of communications services to our residential and business customers. Our communications services include local and long-distance voice, high-speed Internet, Multi-Protocol Label Switching ("MPLS"), private line (including special access), data integration, Ethernet, colocation, managed hosting (including cloud hosting), network, public access, wireless, video and other ancillary services.
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
Connect America Fund Support Payments
In 2015, we accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. In September of 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a one-time cumulative catch-up payment representing the incrementally higher funding under the CAF Phase 2 support program over the interstate USF support program for the first seven months of 2015. During 2015, we recorded $215 million more revenue than we would have otherwise recorded during the same period under the interstate USF support program.
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
Additionally, during the third quarter of 2014, we developed a plan to migrate customers from one of our networks to another over a one-year period beginning in the fourth quarter of 2014. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. The increase in depreciation expense from the changes in estimates was more than fully offset by decreases in depreciation expense resulting from normal aging of our property, plant and equipment. These changes in the estimated remaining economic lives resulted in an increase in depreciation expense of approximately $48 million and $12 million for the years ended December 31, 2015 and 2014, respectively. This increase in depreciation expense, net of tax, reduced consolidated net income by approximately $32 million, or $0.06 per basic and diluted common share and $7 million, or $0.01 per basic and diluted common share, for the years ended December 31, 2015 and 2014, respectively.

Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 11—Income Taxes and Note 14—Commitments and Contingencies for additional information.
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
For all of these and other matters, actual results could differ materially from our estimates.
Revenue Recognition
We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
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
We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenues, with a corresponding increase in the credit reserve.
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
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $210 million, $214 million and $210 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments anticipate the loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers leave the network. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.
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
Our long-lived intangible assets, other than goodwill, with indefinite lives are assessed for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations.
We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment assessment is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in many of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment.
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
Common Stock
At December 31, 2015, we had 4 million unissued shares of CenturyLink, Inc. common stock reserved for acquisitions. In addition, we had 25 million shares authorized for future issuance under our equity incentive plans.
Preferred stock
Holders of outstanding CenturyLink, Inc. preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyLink, Inc.'s liquidation and vote as a single class with the holders of common stock.
Dividends
We pay dividends out of retained earnings to the extent we have retained earnings on the date the dividend is declared. If the dividend is in excess of our retained earnings on the declaration date, then the excess is drawn from our additional paid-in capital.
Recently Adopted Accounting Pronouncements
In 2015, we adopted Accounting Standards Update (“ASU”) 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03) and ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). Both ASUs are intended to simplify the presentation of financial information. ASU 2015-03 requires that debt issuance costs be presented as a reduction in the associated debt rather than as an other asset, net. ASU 2015-17 requires that deferred taxes be presented on a net basis by jurisdiction as either a net noncurrent asset or liability. The ASUs affect neither the timing of expense recognition related to the debt issuance costs nor the timing of income and expense recognition related to deferred income taxes.
We adopted both ASU 2015-03 and 2015-17 by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The retrospective application had no impact on our net income (loss) or earnings (loss) per share for the years ended December 31, 2014 and 2013, but resulted in the following changes in our previously reported consolidated balance sheet as of December 31, 2014:

•	A decrease of $880 million in Total current assets;

•	A decrease of $164 million in Other assets, net;

•	A decrease of $168 million in Long-term debt; and

•	A decrease of $876 million in Deferred income taxes, net.
The adoption of the ASUs had no impact on our net cash provided by operating activities, but did change the presentation of the adjustments to reconcile net income and changes in other noncurrent assets and liabilities, net for the years ended December 31, 2014 and 2013.
In 2015, we adopted Accounting Standards Update (“ASU”) 2015-07 (“ASU 2015-07”), which retrospectively changed the disclosure requirements for certain investments that are valued based upon net asset value (“NAV”) as a practical expedient. ASU 2015-07 was issued to eliminate diversity among entities on what level in the fair value hierarchy such investments were assigned. Under ASU 2015-07, investments valued using NAV as a practical expedient are no longer assigned to a level in the fair value hierarchy rather the value associated with the investments is disclosed in a reconciliation of the total investments measured at fair value.

For us, the change in disclosure requirements as a result of the adoption of ASU 2015-07, only affects the disclosure of the fair value of our pension and post-retirement plan assets included in footnote 7, “Employee Benefits”. ASU 2015-07 results in $5.749 billion and $264 million of pension plan and post-retirement plan assets, respectively as of December 31, 2014, not being assigned to a level in the fair value hierarchy but rather disclosed as a separate line added to the fair value hierarchy table to present total plan assets. There was no change in total pension or post-retirement plan assets as of December 31, 2014 due to the adoption of ASU 2015-07.
Recent Accounting Pronouncements
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
(2) Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2015	2014
	(Dollars in millions)
Goodwill	$20,742	20,755
Customer relationships, less accumulated amortization of $5,648 and $4,682	3,928	4,893
Indefinite-life intangible assets	269	268
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $1,778 and $1,533	1,248	1,338
Trade names and patents, less accumulated amortization of $20 and $196	38	41
Total other intangible assets, net	$1,555	1,647
Total amortization expense for intangible assets for the years ended December 31, 2015, 2014 and 2013 was $1.353 billion, $1.470 billion and $1.589 billion, respectively. As of December 31, 2015, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $33.671 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2016 through 2020 will be as follows:

(Dollars in millions)
2016	$1,161
2017	1,056
2018	944
2019	827
2020	726
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.
We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assessed our reporting units, which are business (excluding wholesale), consumer and wholesale. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31.
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
At October 31, 2015, we estimated the fair value of our business (excluding wholesale), consumer and wholesale reporting units by considering both a market approach and a discounted cash flow method, which resulted in a Level 3 fair value measurement. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. We discounted the estimated cash flows for our consumer and wholesale reporting units using a rate that represents their estimated weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 3.3% and a cost of equity of 7.6%). We discounted the estimated cash flows of our business (excluding wholesale) reporting unit using a rate that represents its estimated weighted average cost of capital, which we determined to be approximately 7.0% as of the assessment date (which was comprised of an after-tax cost of debt of 3.3% and a cost of equity of 8.6%). We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2015 and concluded that the indicated implied control premium of approximately 24.6% was reasonable based on recent transactions in the market place. As of October 31, 2015, based on our assessment performed with respect to these reporting units as described above, we concluded that our goodwill for our three reporting units was not impaired as of that date.
The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2013 through December 31, 2015.

	Business	Consumer	Wholesale	Hosting	Total
	(Dollars in millions)
As of December 31, 2013	$6,363	10,348	3,274	689	20,674
Purchase accounting adjustments	—	—	—	(11)	(11)
November 1, 2014 reorganization	4,022	(70)	(3,274)	(678)	—
Acquisitions	92	—	—	—	92
As of December 31, 2014	$10,477	10,278	—	—	20,755
Purchase accounting and other adjustments	(13)	—	—	—	(13)
As of December 31, 2015	$10,464	10,278	—	—	20,742

During the year ended December 31, 2014, we acquired all of the outstanding stock of two companies for total consideration of $95 million, net of $2 million acquired cash and including immaterial future cash payments of which $92 million was attributed to goodwill and the remainder to various assets and liabilities. During 2015, we finalized the valuations for these acquisitions resulting in a $14 million decrease in goodwill, a $13 million increase in other intangible assets and a $1 million decrease in deferred income taxes, net. The acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The goodwill is attributed primarily to expected future increases in business segment revenue from the sale of new products. The goodwill is not deductible for tax purposes.
The acquisitions did not materially impact the consolidated results of operations from the dates of the acquisitions in 2014 and would not materially impact pro forma results of operations.
For additional information on our segments, see Note 12—Segment Information.
We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2015 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge was recorded in 2015.
As of October 31, 2014, based on our assessment performed, we concluded that our goodwill for our then four reporting units was not impaired as of that date. During 2013, one of our previous reporting units experienced slower than previously projected revenues and margin growth and greater than anticipated competitive pressures and as a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill assigned to one of our then four reporting units.

(3) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and subsidiaries ("Embarq"), were as follows:

			As of December 31,
	Interest Rates	Maturities	2015	2014
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$7,975	7,825
Credit facility and revolving line of credit(1)	2.010% - 4.250%	2019	410	725
Term loan	2.180%	2019	358	380
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2016 - 2055	7,229	7,311
Term loan	2.180%	2025	100	—
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	425	509
Unamortized discounts, net			(125)	(111)
Unamortized debt issuance costs			(179)	(168)
Total long-term debt			20,225	20,503
Less current maturities			(1,503)	(550)
Long-term debt, excluding current maturities			$18,722	19,953
_______________________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at December 31, 2015 and 2014 was $410 million and $725 million, respectively, with weighted average interest rates of 2.756% and 2.270%, respectively. These amounts change on a regular basis.

New Issuances
2015
On September 21, 2015, Qwest Corporation issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. The underwriting agreement included an over-allotment option granting the underwriters for the offering an opportunity to purchase additional 6.625% Notes due 2055. On September 30, 2015, Qwest Corporation issued an additional $10 million aggregate principal amount of the 6.625% Notes under this over-allotment option. All of the 6.625% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

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
2014
On September 29, 2014, Qwest Corporation issued $500 million aggregate principal amount of 6.875% Notes due 2054, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $483 million. The Notes are senior unsecured obligations and may be redeemed, in whole or in part, on or after October 1, 2019, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
2015
On October 13, 2015, Qwest Corporation redeemed all $250 million of its 7.2% Notes due 2026, which resulted in an immaterial gain, and redeemed $150 million of its 6.875% Notes due 2033, which resulted in an immaterial loss.
On June 15, 2015, Qwest Corporation paid at maturity the $92 million principal amount of its 7.625% Notes.
On February 17, 2015, CenturyLink, Inc. paid at maturity the $350 million principal and accrued and unpaid interest due under its Series M 5.00% Notes.
2014
On October 1, 2014, Qwest Corporation paid at maturity the $600 million principal amount of its 7.50% Notes.
On April 1, 2014, a subsidiary of Embarq paid at maturity the $30 million principal amount of its 7.46% first mortgage bonds.
Credit Facility
On December 3, 2014, we amended our existing $2 billion revolving credit facility to extend the maturity date to December 3, 2019. The amended Credit Facility (the "Credit Facility") has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries.
Term Loans, Revolving Line of Credit and Revolving Letter of Credit
On March 13, 2015, CenturyLink, Inc. amended its term loan agreement to reduce the interest rate payable by it thereunder and to modify some covenants to provide additional flexibility.
On February 20, 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At December 31, 2015, the outstanding principal balance on this term loan was $100 million.

In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. The amount available under this uncommitted revolving line of credit is reduced by any amount outstanding under the Credit Facility with the same lender. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At December 31, 2015, CenturyLink, Inc. had $80 million borrowings outstanding under this uncommitted revolving line of credit.
In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2015 and 2014, our outstanding letters of credit totaled $109 million and $124 million, respectively, under this facility.
Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)
2016	$1,503
2017	1,501
2018	251
2019	1,160
2020	1,032
2021 and thereafter	15,082
Total long-term debt	$20,529
_______________________________________________________________________________

(1)	Actual principal paid in all years may differ due to the possible future refinancing of outstanding debt or the issuance of new debt.
Interest Expense
Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,364	1,358	1,339
Capitalized interest	(52)	(47)	(41)
Total interest expense	$1,312	1,311	1,298
Covenants
Certain of our loan agreements contain various restrictions, as described more fully below. Under current circumstances, we believe the covenants currently in effect place no significant restriction on the transfer of funds from our consolidated subsidiaries to CenturyLink.
The senior notes of CenturyLink, Inc. were issued under an indenture dated March 31, 1994. This indenture restricts our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indenture does not contain any provisions that are impacted by our credit ratings or that restrict the issuance of new securities in the event of a material adverse change to us. However, if the credit ratings relating to certain of our long-term debt securities issued under this indenture are downgraded in the manner specified thereunder in connection with a "change of control" of CenturyLink, Inc., then we will be required to offer to repurchase such debt securities.
The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in CenturyLink, Inc.'s March 31, 1994 indenture. The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.

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
None of the above-listed indentures of CenturyLink, Inc., Qwest Corporation, Qwest Capital Funding, Inc. and Embarq contain any financial covenants or restrictions on the ability to issue new securities in accordance with the terms of the indenture.
Several of our Embarq subsidiaries have outstanding first mortgage bonds. Each issue of these first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary. Approximately 10% of our net property, plant and equipment is pledged to secure the long-term debt of subsidiaries.
Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4.0:1.0 and 2.85:1.0, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally requires us to secure equally and ratably any advances under the Credit Facility if we pledge assets or permit liens on our property for the benefit of other debtholders. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Our debt to EBITDA ratios could be adversely affected by a wide range of events, including unforeseen expenses or contingencies. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.
CenturyLink, Inc. and Qwest Corporation are both indebted under term loans, each of which includes covenants substantially similar to those set forth in the Credit Facility.
At December 31, 2015, we believe we were in compliance with all of the provisions and covenants contained in our Credit Facility and other material debt agreements.
Guarantees
We do not guarantee the debt of any unaffiliated parties, but certain of our subsidiaries guarantee the outstanding senior notes issued by other subsidiaries. In addition, seven of our largest non-regulated subsidiaries guarantee the obligations of (i) CenturyLink, Inc. under the Credit Facility and its term loan and (ii) Qwest Corporation under its term loan.
Subsequent Event
In January 2016, Qwest Corporation issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
(4) Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2015	2014
	(Dollars in millions)
Trade and purchased receivables	$1,789	1,821
Earned and unbilled receivables	288	307
Other	18	22
Total accounts receivable	2,095	2,150
Less: allowance for doubtful accounts	(152)	(162)
Accounts receivable, less allowance	$1,943	1,988

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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2015	$162	177	(187)	152
2014	$155	159	(152)	162
2013	$158	152	(155)	155
(5) Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2015	2014
		(Dollars in millions)
Land	n/a	$571	575
Fiber, conduit and other outside plant (1)	15-45	16,166	15,151
Central office and other network electronics (2)	3-10	14,144	13,248
Support assets (3)	3-30	7,000	6,578
Construction in progress (4)	n/a	904	1,166
Gross property, plant and equipment		38,785	36,718
Accumulated depreciation		(20,716)	(18,285)
Net property, plant and equipment		$18,069	18,433
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $2.836 billion, $2.958 billion and $2.952 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
In 2014, we recorded an impairment charge of $17 million in connection with a sale-leaseback transaction involving an office building which closed in the fourth quarter of 2014. This impairment charge is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2014.
Additionally, in 2014 we sold an office building for $12 million.
Asset Retirement Obligations
At December 31, 2015, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Balance at beginning of year	$107	106	106
Accretion expense	7	7	7
Liabilities incurred	—	6	—
Liabilities settled	(2)	(2)	(4)
Change in estimate	(21)	(10)	(3)
Balance at end of year	$91	107	106
During 2015, 2014 and 2013, we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $21 million, $10 million and $3 million, respectively. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment and revisions to assets specifically identified are recorded as a reduction to accretion expense.
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
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate for which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2015, the current and noncurrent portions of our leased real estate accrual were $9 million and $71 million, respectively. The remaining lease terms range from 0.3 years to 10 years, with a weighted average of 8 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2013	$17	113
Accrued to expense	87	1
Payments, net	(78)	(16)
Reversals and adjustments	—	(2)
Balance at December 31, 2014	26	96
Accrued to expense	96	—
Payments, net	(108)	(13)
Reversals and adjustments	—	(3)
Balance at December 31, 2015	$14	80

(7) Employee Benefits
Pension, Post-Retirement and Other Post-Employment Benefits
We sponsor various defined benefit pension plans (qualified and non-qualified), which in the aggregate cover a substantial portion of our employees including legacy CenturyLink, legacy Qwest Communications International, Inc. ("Qwest") and legacy Embarq employees. On December 31, 2014, we merged our existing qualified pension plans, which included merging the Qwest Pension Plan and Embarq Retirement Pension Plan into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan ("Combined Plan"). Pension benefits for participants of the new Combined Plan who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees. We use a December 31 measurement date for all our plans.
Pension Benefits
Current funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our qualified pension plan was $2.215 billion and $2.403 billion as of December 31, 2015 and 2014, respectively.
In 2015, we made a voluntary cash contribution of $100 million to our qualified pension plan and paid approximately $6 million of benefits directly to participants of our non-qualified pension plans. Based on current laws and circumstances, we are not required to make any contributions to our qualified pension plan in 2016, but we estimate that we will pay approximately $5 million of benefits to participants of our non-qualified pension plans.
Our pension plans contain provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan's net periodic pension benefit costs, which represents the settlement threshold. In September 2015, we offered to make cash settlement payments in December 2015 to a group of former employees provided they accepted the offer by the end of October 2015. During the fourth quarter of 2015, we made cash settlement payments for the lump sum offer of approximately $356 million. The total amount of the lump sum settlement payments for the year ended December 31, 2015, which included the lump sum offer and lump sum elections from employees who terminated employment during the year, was less than the settlement threshold, therefore settlement accounting was not triggered in 2015. On December 8, 2014, lump sum pension settlement payments to terminated, but not-yet-retired legacy Qwest participants was $460 million, which exceeded the settlement threshold of $418 million. As a result, we were required to recognize a settlement charge of $63 million in 2014 to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which has been allocated and reflected in cost of services and products (exclusive of depreciation and amortization) and selling, general and administrative in our consolidated statement of operations for the year ended December 31, 2014. This charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity. The amount of any future non-cash settlement charges will depend on the level of lump sum benefit payments made in 2016 and beyond.
Post-Retirement Benefits
Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trust are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $3.374 billion and $3.477 billion as of December 31, 2015 and 2014, respectively.
No contributions were made to the post-retirement trusts in 2015, and we do not expect to make a contribution in 2016. However, in 2015 we paid approximately $116 million of benefits (net of participant contributions and direct subsidies) that were not payable by the trusts. We estimate that in 2016, we will pay approximately $137 million of benefits (net of participant contributions and direct subsidies) that are not payable by the trusts.
We expect our health care cost trend rate to decrease between 0.05% to 0.10% per year from 5.00% in 2016 to an ultimate rate of 4.50% in 2025. Our post-retirement benefit expense, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2015:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (consolidated statement of operations)	$3	(3)
Effect on benefit obligation (consolidated balance sheet)	73	(68)
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

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2016	$1,059	309	(7)
2017	1,010	300	(7)
2018	991	290	(7)
2019	973	283	(7)
2020	954	276	(7)
2021 - 2025	4,433	1,256	(30)
Net Periodic Benefit Expense
The actuarial assumptions used to compute the net periodic benefit expense for our qualified pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2015	2014	2013	2015	2014	2013
Actuarial assumptions at beginning of year:
Discount rate	3.50% - 4.10%	4.20% - 5.10%	3.50% - 4.20%	3.80%	4.50%	3.60%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%	6.00% - 7.50%	6.00% - 7.30%
Initial health care cost trend rate	N/A	N/A	N/A	6.00% / 6.50%	6.00% / 6.50%	6.50% / 7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2024	2022
_______________________________________________________________________________
N/A-Not applicable

Net periodic (income) expense for our qualified and non-qualified pension plans includes the following components:

	Pension Plans Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Service cost	$83	77	91
Interest cost	568	602	544
Expected return on plan assets	(898)	(891)	(896)
Settlements	—	63	—
Recognition of prior service cost	5	5	5
Recognition of actuarial loss	161	22	84
Net periodic pension benefit income	$(81)	(122)	(172)
Net periodic expense (income) for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Service cost	$24	22	24
Interest cost	140	159	140
Expected return on plan assets	(21)	(33)	(39)
Recognition of prior service cost	19	20	—
Recognition of actuarial loss	—	—	4
Net periodic post-retirement benefit expense	$162	168	129
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in both cost of services and products and selling, general and administrative expenses on our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013.
Benefit Obligations
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2015 and 2014 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2015	2014	2015	2014
Actuarial assumptions at end of year:
Discount rate	3.50% - 4.50%	3.50% - 4.10%	4.15%	3.80%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	5.00% / 5.25%	6.00% / 6.50%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2025	2024
_______________________________________________________________________________
N/A-Not applicable
In 2015, we adopted the revised mortality table and projection scale released by the Society of Actuaries ("SOA"), which decreased the projected benefit obligation of our benefit plans by $379 million. In 2014, to better reflect the expected lifetimes of our plan participants, we adopted a new mortality table for our defined benefit plan. The table used was based on SOA tables and increased the projected benefit obligation by approximately $1.3 billion. The 2014 increase in the projected obligation was recognized as part of the net actuarial loss and is included in the other comprehensive loss, a portion of which is subject to be amortized over the remaining estimated life of plan participants (approximately 8 years).

The following tables summarize the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$15,042	13,401	14,881
Service cost	83	77	91
Interest cost	568	602	544
Plan amendments	(100)	4	—
Actuarial loss (gain)	(800)	2,269	(1,179)
Settlements	—	(460)	—
Benefits paid by company	(6)	(6)	(5)
Benefits paid from plan assets	(1,438)	(845)	(931)
Benefit obligation at end of year	$13,349	15,042	13,401

	Post-Retirement Benefit Plans Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,830	3,688	4,075
Service cost	24	22	24
Interest cost	140	159	140
Participant contributions	57	69	96
Plan amendments	—	23	141
Direct subsidy receipts	8	9	13
Actuarial loss (gain)	(148)	245	(399)
Benefits paid by company	(181)	(166)	(266)
Benefits paid from plan assets	(163)	(219)	(136)
Benefit obligation at end of year	$3,567	3,830	3,688
Our aggregate benefit obligation as of December 31, 2015, 2014 and 2013 was $16.916 billion, $18.872 billion and $17.089 billion, respectively.
Plan Assets
We maintain plan assets for our qualified pension plan and certain post-retirement benefit plans. The qualified pension plan's assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan's assets are used to pay health care benefits and premiums on behalf of eligible retirees and to pay certain eligible plan expenses. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

The following tables summarize the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$12,571	12,346	12,321
Return on plan assets	(161)	1,373	810
Employer contributions	100	157	146
Settlements	—	(460)	—
Benefits paid from plan assets	(1,438)	(845)	(931)
Fair value of plan assets at end of year	$11,072	12,571	12,346

	Post-Retirement Benefit Plans Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$353	535	626
Return on plan assets	3	37	45
Benefits paid from plan assets	(163)	(219)	(136)
Fair value of plan assets at end of year	$193	353	535
Pension Plans: Our investment objective for the qualified pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 45% to interest rate sensitive investments and 55% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 30% of plan assets targeted primarily to long-duration investment grade bonds, 10% targeted to high yield and emerging market bonds and 5% targeted to diversified strategies, which primarily have exposures to global bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 15% to U.S. equity markets and 15% to non-U.S. developed and emerging markets. Approximately 7% is targeted to broadly diversified multi-asset class strategies that have the flexibility to adjust exposures to different asset classes. Approximately 10% is allocated to private markets investments including funds primarily invested in private equity, private debt and hedge funds. Real estate investments are targeted at 8% of plan assets. At the beginning of 2016, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 7.5%. However, projected increases in PBGC (Pension Benefit Guaranty Corporation) premium rates have now become large enough to reduce the annual long-term expected return net of administrative expenses to 7.0%.
Our non-qualified pension plans are not funded. We pay benefits directly to the participants of these plans.

Post-Retirement Benefit Plans: Our investment objective for the post-retirement benefit plans' assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our union-represented employees' post-retirement health care costs. The liquid post-retirement benefit plan assets (excluding private market investments) have target allocations of 20% to equities and 80% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to meet reimbursement requirements. Liquid equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks. The 80% non-equity allocation includes investment grade bonds, real estate, hedge funds and diversified strategies. While no new private market investments have been made in recent years, the percent allocation to existing private market investments is expected to increase as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. At the beginning of 2016, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.0%.
Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2015 and 2014, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt.
Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures and swaps to gain exposure to equity and interest rate markets consistent with target asset allocations and to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts are used to manage currency exposures. Credit default swaps are used to manage credit risk exposures in a cost effective and targeted manner relative to transacting with physical corporate fixed income securities. Options are currently used to manage interest rate exposure taking into account the implied volatility and current pricing of the specific underlying market instrument. Some derivative instruments subject the plans to counterparty risk. The external investment managers, along with Plan Management, monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.
The gross notional exposure of the derivative instruments directly held by the plans is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

	Gross Notional Exposure
	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,
	2015	2014	2015	2014
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$79	134	—	7
Exchange-traded Treasury and other interest rate futures	1,767	2,451	—	—
Interest rate swaps	550	579	—	—
Credit default swaps	189	382	—	—
Foreign exchange forwards	992	1,195	—	13
Options	285	529	—	—
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

At December 31, 2015, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2015:

•	Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

•
Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans and other methods by which all significant inputs were observable at the measurement date.

•	Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.
The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2015. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$841	1,045	—	$1,886
High yield bonds (b)	—	544	13	557
Emerging market bonds (c)	208	232	1	441
Convertible bonds (d)	—	2	—	2
U.S. stocks (f)	1,201	—	—	1,201
Non-U.S. stocks (g)	1,127	1	—	1,128
Multi-asset strategies (m)	376	—	—	376
Derivatives (n)	2	(6)	—	(4)
Cash equivalents and short-term investments (o)	—	192	—	192
Total investments, excluding investments valued at NAV	$3,755	2,010	14	5,779
Investments valued at NAV				5,293
Total pension plan assets				$11,072

	Fair Value of Post-Retirement Plan Assets at December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$2	1	—	$3
High yield bonds (b)	—	1	—	1
U.S. stocks (f)	16	—	—	16
Non-U.S. stocks (g)	12	—	—	12
Emerging market stocks (h)	4	—	—	4
Cash equivalents and short-term investments (o)	—	4	—	4
Total investments, excluding investments valued at NAV	$34	6	—	40
Investments valued at NAV				153
Total post-retirement plan assets				$193

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2014. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$1,068	1,278	—	$2,346
High yield bonds (b)	—	647	7	654
Emerging market bonds (c)	208	407	—	615
Convertible bonds (d)	—	4	—	4
U.S. stocks (f)	1,389	1	—	1,390
Non-U.S. stocks (g)	1,169	1	—	1,170
Derivatives (n)	2	15	—	17
Cash equivalents and short-term investments (o)	—	626	—	626
Total investments, excluding investments valued at NAV	$3,836	2,979	7	6,822
Investments valued at NAV				5,749
Total pension plan assets				$12,571

	Fair Value of Post-Retirement Plan Assets at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$5	1	—	$6
High yield bonds (b)	—	1	—	1
U.S. stocks (f)	35	—	—	35
Non-U.S. stocks (g)	33	—	—	33
Emerging market stocks (h)	6	—	—	6
Cash equivalents and short-term investments (o)	—	8	—	8
Total investments, excluding investments valued at NAV	$79	10	—	89
Investments valued at NAV				264
Total post-retirement plan assets				$353

The table below presents the fair value of plan assets valued at NAV by category for our pension and post-retirement plans at December 31, 2015 and 2014. See Note 1 - Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding the 2015 adoption of ASU 2015-07.

	Fair Value of Plan Assets Valued at NAV
	Pension Plans at December 31,		Post-Retirement Benefit Plans at December 31,
	2015	2014	2015	2014
	(Dollars in millions)
Investment grade bonds (a)	$115	148	35	71
High yield bonds (b)	512	860	1	14
Emerging market bonds (c)	9	27	—	—
Convertible bonds (d)	—	10	—	—
Diversified strategies (e)	516	718	54	89
U.S. stocks (f)	70	86	—	—
Non-U.S. stocks (g)	289	384	—	—
Emerging market stocks (h)	64	102	—	—
Private equity (i)	526	673	21	28
Private debt (j)	371	394	2	3
Market neutral hedge funds (k)	825	1,026	17	25
Directional hedge funds (k)	594	558	1	1
Real estate (l)	968	699	20	28
Multi-asset strategies (m)	386	—	—	—
Cash equivalents and short-term investments (o)	48	64	2	5
Total investments valued at NAV	$5,293	5,749	153	264
The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments in the tables above and discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Interests in commingled funds are valued using the net asset value ("NAV") per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV within a year of the financial statement date. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically ten years and are also valued at NAV. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:
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
(b) High yield bonds represent investments in below investment grade fixed income securities as well as commingled high yield bond funds. The valuation inputs for the securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. These securities are primarily classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying high yield instruments using the same valuation inputs described above.

(c) Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as registered mutual funds and commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. The registered mutual fund is classified as Level 1 while individual securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs described above.
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
(g) Non-U.S. stocks represent investments in stocks of companies based in developed countries outside the U.S. as well as commingled funds. The valuation inputs for non-U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above.
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
(i) Private equity represents non-public investments in domestic and foreign buy out and venture capital funds. Private equity funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships are valued at NAV using valuation methodologies that give consideration to a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment.
(j) Private debt represents non-public investments in distressed or mezzanine debt funds. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are structured as limited partnerships and are valued at NAV according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment.
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
(m) Multi-asset strategies is a new allocation in 2015 and represents broadly diversified strategies that have the flexibility to tactically adjust exposures to different asset classes through time. This asset category includes investments in a registered mutual fund which is classified as Level 1 and a commingled fund which is valued at NAV based on the market value of the underlying investments.
(n) Derivatives include exchange traded futures contracts which are classified as Level 1, as well as privately negotiated over-the-counter swaps and options that are valued based on the change in interest rates or a specific market index and are classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.
(o) Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. The valuation inputs of securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate, or London Interbank Offered Rate and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above.
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
The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Emerging Market Bonds	Total
	(Dollars in millions)
Balance at December 31, 2013	$—	—	—
Net transfers	6	—	6
Acquisitions	1	—	1
Dispositions	(3)	—	(3)
Actual return on plan assets:
Gains relating to assets sold during the year	4	—	4
(Losses) gains relating to assets still held at year-end	(1)	—	(1)
Balance at December 31, 2014	7	—	7
Net transfers	4	1	5
Acquisitions	4	—	4
Dispositions	(2)	—	(2)
Actual return on plan assets:
Gains relating to assets sold during the year	—	—	—
(Losses) gains relating to assets still held at year-end	—	—	—
Balance at December 31, 2015	$13	1	14
Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2015, the investment program produced actual losses on qualified pension and post-retirement plan assets of $158 million as compared to expected returns of $919 million for a difference of $1.077 billion. For the year ended December 31, 2014, the investment program produced actual gains on pension and post-retirement plan assets of $1.410 billion as compared to the expected returns of $924 million for a difference of $486 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.
Unfunded Status
The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
	(Dollars in millions)
Benefit obligation	$(13,349)	(15,042)	(3,567)	(3,830)
Fair value of plan assets	11,072	12,571	193	353
Unfunded status	(2,277)	(2,471)	(3,374)	(3,477)
Current portion of unfunded status	$(5)	(6)	(135)	(134)
Non-current portion of unfunded status	$(2,272)	(2,465)	(3,239)	(3,343)
The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.
Accumulated Other Comprehensive Loss-Recognition and Deferrals
The following tables present cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2014, items recognized as a component of net periodic benefits expense in 2015, additional items deferred during 2015 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2015. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2014	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2015
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(2,760)	161	(258)	(97)	(2,857)
Prior service (cost) benefit	(32)	5	99	104	72
Deferred income tax benefit (expense)	1,072	(63)	61	(2)	1,070
Total pension plans	(1,720)	103	(98)	5	(1,715)
Post-retirement benefit plans:
Net actuarial (loss) gain	(277)	—	130	130	(147)
Prior service (cost) benefit	(166)	19	—	19	(147)
Deferred income tax benefit (expense)	171	(7)	(50)	(57)	114
Total post-retirement benefit plans	(272)	12	80	92	(180)
Total accumulated other comprehensive loss	$(1,992)	115	(18)	97	(1,895)

The following table presents estimated items to be recognized in 2016 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit (cost)/income in 2016:
Net actuarial loss	$(168)	—
Prior service (cost)/income	8	(20)
Deferred income tax benefit	61	8
Estimated net periodic benefit expense to be recorded in 2016 as a component of other comprehensive income (loss)	$(99)	(12)
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
Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $381 million, $381 million and $362 million for the years ended December 31, 2015, 2014 and 2013, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $125 million, $136 million and $117 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.
401(k) Plans
We sponsor qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At both December 31, 2015 and 2014, the assets of the plans included approximately 8 million shares of our common stock as a result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $83 million, $81 million and $89 million and for the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred Compensation Plans
We sponsored non-qualified unfunded deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of liabilities related to these plans was not significant.
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

Stock Options
The following table summarizes activity involving stock option awards for the year ended December 31, 2015:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding and Exercisable at December 31, 2014	4,106	$37.99
Exercised	(335)	26.00
Forfeited/Expired	(246)	30.33
Outstanding and Exercisable at December 31, 2015	3,525	39.67
The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2015 was $1 million. The weighted average remaining contractual term for such options was 1.9 years.
During 2015, we received net cash proceeds of $9 million in connection with our option exercises. The tax benefit realized from these exercises was $1 million. The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013, was $4 million, $9 million and $11 million, respectively.
Restricted Stock Awards
For equity based awards that contain only service conditions for vesting, we calculate the award fair value based on the closing stock price on the accounting grant date. For equity based restricted stock awards that contain market conditions, the award fair value is calculated through Monte-Carlo simulations.
During the first quarter of 2015, we granted approximately 496 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 198 thousand contained only service conditions and will vest on a straight-line basis on February 23, 2016, 2017 and 2018. The remaining awards contain market and service conditions and are scheduled to vest on February 23, 2018. These shares, with market and service conditions, represent only the target for the award, as each recipient has the opportunity to ultimately receive a number of shares between 0% and 200% of the target restricted stock award depending on our total shareholder return versus that of selected peer companies for 2015, 2016 and 2017.
At the end of the first quarter of 2015, we granted approximately 1.2 million shares to certain key employees as part of our annual equity compensation program. These awards contained only service conditions and will vest on a straight-line basis on March 12, 2016, 2017 and 2018. During the third quarter of 2015 we granted shares to certain key employees as part of our long-term equity retention program. These awards will vest over a three to seven year period with approximately 193 thousand, 423 thousand and 230 thousand shares vesting on August 14, 2018, 2020 and 2022, respectively, and 55 thousand shares vesting equally on August 14, 2017, 2019, and 2021. The remaining awards granted throughout 2015 to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.
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
During the second quarter of 2014, we granted approximately 1.5 million shares to certain key employees as part of our annual equity compensation program. These awards contained only service conditions and will vest on a straight-line basis on March 26, 2015, 2016 and 2017. During the third quarter of 2014 we granted shares to certain key employees as part of our long-term equity retention program. These awards will vest over a three to seven year period with approximately 105 thousand, 325 thousand and 220 thousand vesting on August 4, 2017, 2019 and 2021, respectively. The remaining awards granted throughout 2014 to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.

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
In addition, during the first and second quarter of 2013, we granted approximately 1.2 million shares to certain key employees as part of our annual equity compensation program. These awards contained only service conditions. The remaining awards granted throughout 2013 to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.
The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2015:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2014	4,400	$36.59
Granted	2,904	31.83
Vested	(1,724)	35.71
Forfeited	(678)	38.95
Non-vested at December 31, 2015	4,902	33.86
During 2014, we granted 2.9 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $35.87. The total fair value of restricted stock that vested during 2015, 2014 and 2013, was $59 million, $53 million and $52 million, respectively.
Compensation Expense and Tax Benefit
We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013, was $73 million, $75 million and $63 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our share-based payment arrangements for the years ended December 31, 2015, 2014 and 2013, was $28 million, $29 million and $25 million, respectively. At December 31, 2015, there was $113 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.5 years.

(9) Earnings (Loss) Per Common Share
Basic and diluted earnings (loss) per common share for the years ended December 31, 2015, 2014 and 2013 were calculated as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$878	772	(239)
Earnings applicable to non-vested restricted stock	—	—	—
Net income (loss) applicable to common stock for computing basic earnings (loss) per common share	878	772	(239)
Net income (loss) as adjusted for purposes of computing diluted earnings (loss) per common share	$878	772	(239)
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	559,260	572,748	604,404
Non-vested restricted stock	(4,982)	(4,313)	(3,512)
Weighted average shares outstanding for computing basic earnings (loss) per common share	554,278	568,435	600,892
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	—
Shares issuable under incentive compensation plans	805	1,294	—
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	555,093	569,739	600,892
Basic earnings (loss) per common share	$1.58	1.36	(0.40)
Diluted earnings (loss) per common share	$1.58	1.36	(0.40)
Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 3.1 million, 2.5 million and 2.7 million for 2015, 2014 and 2013, respectively. For the year ended December 31, 2013, due to the net loss position, we excluded from the calculation of diluted loss per share 1.3 million shares which were potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input levels used to determine the fair values indicated below:

		As of December 31, 2015		As of December 31, 2014
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt excluding capital lease and other obligations	2	$19,800	19,473	19,994	21,255
(11) Income Taxes

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$28	18	1
Deferred	329	305	403
State
Current	40	26	62
Deferred	21	(14)	(8)
Foreign
Current	16	3	9
Deferred	4	—	(4)
Total income tax expense	$438	338	463

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$438	338	463
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(5)	(5)	(14)
Tax effect of the change in accumulated other comprehensive loss	59	(744)	554

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2015	2014	2013
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.6%	2.7%	2.8%
Impairment of goodwill	—%	—%	188.5%
Change in liability for unrecognized tax position	0.4%	0.4%	(24.5)%
Foreign income taxes	0.7%	0.4%	2.7%
Nondeductible accounting adjustment for life insurance	—%	—%	3.1%
Affiliate debt rationalization	(2.6)%	—%	—%
Release state valuation allowance	—%	—%	(2.3)%
Research and development credits	(2.1)%	—%	—%
Loss on worthless investment in foreign subsidiary	—%	(5.4)%	—%
Other, net	(0.7)%	(2.6)%	1.4%
Effective income tax rate	33.3%	30.5%	206.7%
The 2015 effective tax rate is 33.3% compared to 30.5% for 2014. The 2015 rate reflects a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015 and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating losses ("NOLs"). The 2014 rate reflects a $60 million tax benefit associated with a deduction for tax basis for worthless stock in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset and a $13 million tax decrease due to changes in the state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of NOLs. The 2013 rate reflects the tax effect of a $1.092 billion non-deductible goodwill impairment charge, a favorable settlement with the Internal Revenue Service of $33 million, a $22 million reduction due to the reversal of an uncertain tax position and the tax effect of a $17 million unfavorable accounting adjustment for non-deductible life insurance costs. Also in 2013, the tax rate was decreased by a $5 million reduction to the valuation allowance due to the estimated ability to utilize more state NOLs than previously expected.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2015	2014
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$2,154	2,276
Net operating loss carryforwards	487	1,091
Other employee benefits	182	214
Other	458	602
Gross deferred tax assets	3,281	4,183
Less valuation allowance	(380)	(409)
Net deferred tax assets	2,901	3,774
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,841)	(3,869)
Goodwill and other intangible assets	(2,588)	(2,908)
Other	(38)	(147)
Gross deferred tax liabilities	(6,467)	(6,924)
Net deferred tax liability	$(3,566)	(3,150)

Of the $3.566 billion and $3.150 billion net deferred tax liability at December 31, 2015 and 2014, respectively, $3.569 billion and $3.154 billion is reflected as a long-term liability and $3 million and $4 million is reflected as a net noncurrent deferred tax asset at December 31, 2015 and 2014, respectively.
At December 31, 2015, we had federal NOLs of $72 million and state NOLs of $13 billion. If unused, the NOLs will expire between 2016 and 2032; however, no significant amounts expire until 2021. At December 31, 2015, we had federal tax credits of $28 million. Additionally, we had $36 million ($23 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2016 and 2025 if not utilized. In addition, at December 31, 2015, we had $79 million of federal alternative minimum tax, or AMT, credits. Our acquisitions of Qwest and SAVVIS, Inc. ("Savvis") caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). As a result, our ability to use these NOLs and AMT credits are subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.
We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2015, a valuation allowance of $380 million was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2015 and 2014 is primarily related to state NOL carryforwards. This valuation allowance decreased by $29 million during 2015.
A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2015 and 2014 is as follows:

	2015	2014
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$17	14
Increase in tax positions taken in the current year	1	—
Increase in tax positions taken in the prior year	7	9
Decrease due to the reversal of tax positions taken in a prior year	(9)	(2)
Decrease from the lapse of statute of limitations	(1)	(1)
Settlements	—	(3)
Unrecognized tax benefits at end of year	$15	17
The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $32 million at both December 31, 2015 and 2014.
Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $33 million and $30 million at December 31, 2015 and 2014, respectively.
We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions. Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.
In 2013, Qwest filed an amended 2009 federal income tax return primarily to report the carryforward impact of prior year settlements. The refund for the 2009 amended return filed in 2013 was received in 2014. In 2014, Qwest filed an amended federal income tax return for 2010. The refund claim filed for 2010 was accepted by the IRS, and the refund was received in 2015. The 2010 amended return released certain general business credits that were required to be carried back to 2009. As a result, a subsequent 2009 federal amended return was filed by Qwest in 2014 to reflect the carrybacks from 2010. The 2009 refund claim filed in 2014 was accepted by the IRS and the refund was received in 2015.
Beginning with the 2012 tax year, our federal consolidated returns are subject to annual examination by the IRS.

Our open income tax years by major jurisdiction are as follows at December 31, 2015:

Jurisdiction	Open Tax Years
Federal	2012—current
State
Arizona	2010—current
Florida	2010—current
Other states	2011—current
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
Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $11 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.
(12) Segment Information
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting, cloud hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, video (including our Prism TV services) and wireless services. Our legacy services offered to these customers include local and long-distance voice services.

The following table summarizes our segment results for 2015, 2014 and 2013 based on the segment categorization we were operating under at December 31, 2015.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Total segment revenues	$16,668	17,028	17,095
Total segment expenses	8,459	8,509	8,167
Total segment income	$8,209	8,519	8,928
Total margin percentage	49%	50%	52%
Business segment:
Revenues	$10,647	11,034	11,091
Expenses	6,034	6,089	5,808
Income	$4,613	4,945	5,283
Margin percentage	43%	45%	48%
Consumer segment:
Revenues	$6,021	5,994	6,004
Expenses	2,425	2,420	2,359
Income	$3,596	3,574	3,645
Margin percentage	60%	60%	61%
Product and Service Categories
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily high-speed Internet, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in 16 markets), VoIP and Verizon Wireless and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice services, including the sale of UNEs, switched access and Integrated Services Digital Network ("ISDN") services (which use regular telephone lines to support voice, video and data applications);

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other operating revenues, which consist primarily of CAF support payments, USF support payments and USF surcharges. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and high-speed Internet infrastructure in high-cost rural areas where we are not able to recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Strategic services
Business high-bandwidth data services (1)	$2,816	2,579	2,230
Business low-bandwidth data services (2)	2,052	2,345	2,577
Business hosting services (3)	1,281	1,316	1,259
Other business strategic services (4)	162	76	60
Consumer high-speed Internet services (5)	2,611	2,469	2,358
Other consumer strategic services (6)	421	381	292
Total strategic services revenues	9,343	9,166	8,776

Legacy services
Business legacy voice services (7)	2,590	2,780	2,916
Other business legacy services (8)	1,175	1,252	1,398
Consumer legacy voice services (7)	2,676	2,864	3,101
Other consumer legacy services (9)	311	276	248
Total legacy services revenues	6,752	7,172	7,663

Data integration
Business data integration	571	686	651
Consumer data integration	2	4	5
Total data integration revenues	573	690	656

Other revenues
High-cost support revenue (10)	732	528	547
Other revenue (11)	500	475	453
Total other revenues	1,232	1,003	1,000

Total revenues	$17,900	18,031	18,095
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
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

During the first quarter of 2015, we determined that certain products and services associated with our acquisition of Savvis are more closely aligned to legacy services than to strategic services. As a result, these operating revenues are now reflected as legacy services. The revision resulted in a reduction of revenue from strategic services of $34 million and $47 million and a corresponding increase in revenue from legacy services for the years ended December 31, 2014 and 2013, respectively.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges that we included in revenues aggregated approximately $544 million, $526 million and $489 million for the years ended December 31, 2015, 2014 and 2013, respectively. Those USF surcharges, where we record revenue, are included in "other" operating revenues and transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to include in our bills to customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and allocated expenses which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. Other income, net is not monitored as a part of our segment operations and is therefore excluded from our segment results.
The following table reconciles segment income to net income for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Total segment income	$8,209	8,519	8,928
Other operating revenues	1,232	1,003	1,000
Depreciation and amortization	(4,189)	(4,428)	(4,541)
Impairment of goodwill	—	—	(1,092)
Other unassigned operating expenses	(2,647)	(2,684)	(2,842)
Other expenses, net	(1,289)	(1,300)	(1,229)
Income tax expense	(438)	(338)	(463)
Net income (loss)	$878	772	(239)
We do not have any single customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.

(13) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2015
Operating revenues	$4,451	4,419	4,554	4,476	17,900
Operating income	649	549	656	751	2,605
Net income	192	143	205	338	878
Basic earnings per common share	0.34	0.26	0.37	0.62	1.58
Diluted earnings per common share	0.34	0.26	0.37	0.62	1.58
2014
Operating revenues	$4,538	4,541	4,514	4,438	18,031
Operating income	653	655	619	483	2,410
Net income	203	193	188	188	772
Basic earnings per common share	0.35	0.34	0.33	0.33	1.36
Diluted earnings per common share	0.35	0.34	0.33	0.33	1.36
During the third quarter of 2015, we recognized an incremental $158 million of revenue associated with the FCC's CAF Phase 2 support program, and an additional incremental $57 million in the fourth quarter of 2015. During the fourth quarter of 2015, we also recognized a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015, and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating losses ("NOLs").
During the fourth quarter of 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset that occurred in the first quarter of 2014. During the fourth quarter of 2014, we also recognized a pension settlement charge of $63 million.

(14) Commitments and Contingencies
We are vigorously defending against all of the matters described below under the headings "Pending Matters" and "Other Proceedings and Disputes." As a matter of course, we are prepared both to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have established accrued liabilities for these matters described below where losses are deemed probable and reasonably estimable.
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
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. In October 2014, the state court granted summary judgment in Qwest's favor. In December 2015, the Colorado Court of Appeals affirmed the judgment. Comcast has filed a petition with the Colorado Supreme Court to review the Court of Appeals judgment. We have not accrued a liability for this matter because we do not believe that liability is probable.
The local exchange carrier subsidiaries of CenturyLink are among hundreds of defendants nationwide in dozens of lawsuits filed by Sprint Communications Company and affiliates of Verizon Communications Inc. The plaintiffs in these suits have challenged the right of local exchange carriers to bill interexchange carriers for switched access charges for certain calls between mobile and wireline devices that are routed through an interexchange carrier. In the lawsuits, the plaintiffs are seeking refunds of access charges previously paid and relief from future access charges. In addition, these and some other interexchange carriers have ceased paying switched access charges on these calls. These lawsuits involving our local exchange carriers and many other carriers have been consolidated for pretrial purposes in the United States District Court for the District of Northern Texas. In November 2015, the Court dismissed the plaintiffs' federal law claims and granted them leave to file state law claims, if any. Some of the defendants, including our affiliated carriers, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.

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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of whom are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate the matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $100,000 in fines and penalties.
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
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in millions)
Assets acquired through capital leases	$17	37	12
Depreciation expense	96	126	136
Cash payments towards capital leases	89	118	119

	As of December 31,
	2015	2014
	(Dollars in millions)
Assets included in property, plant and equipment	$722	850
Accumulated depreciation	352	393

The future annual minimum payments under capital lease arrangements as of December 31, 2015 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2016	$85
2017	78
2018	76
2019	62
2020	47
2021 and thereafter	223
Total minimum payments	571
Less: amount representing interest and executory costs	(153)
Present value of minimum payments	418
Less: current portion	(56)
Long-term portion	$362
Operating Leases
CenturyLink leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2015, 2014 and 2013, our gross rental expense was $467 million, $446 million and $455 million, respectively. We also received sublease rental income for the years ended December 31, 2015, 2014 and 2013 of $12 million, $14 million and $16 million, respectively.
At December 31, 2015, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2016	$301
2017	289
2018	268
2019	235
2020	209
2021 and thereafter	1,075
Total future minimum payments (1)	$2,377
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $87 million due in the future under non-cancelable subleases.
Purchase Commitments
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $625 million at December 31, 2015. Of this amount, we expect to purchase $364 million in 2016, $144 million in 2017 through 2018, $46 million in 2019 through 2020 and $71 million in 2021 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2015.

(15) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2015	2014
	(Dollars in millions)
Prepaid expenses	$238	260
Materials, supplies and inventory	144	132
Assets held for sale	8	14
Deferred activation and installation charges	105	103
Other	86	71
Total other current assets	$581	580
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
In January 2013, we sold $43 million of our wireless spectrum assets held for sale. The sale resulted in a gain of $32 million, which is recorded as other income, net on our consolidated statements of operations.
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of December 31
	2015	2014
	(Dollars in millions)
Accounts payable	$968	1,226
Other current liabilities:
Accrued rent	$32	34
Legal reserves	20	27
Other	168	149
Total other current liabilities	$220	210
Included in accounts payable at December 31, 2015 and 2014, were $68 million and $80 million, respectively, representing book overdrafts and $94 million and $185 million, respectively, associated with capital expenditures.
(16) Labor Union Contracts
Approximately 37% of our employees are members of various bargaining units represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). As of December 31, 2015, approximately three hundred, or 2%, of our employees are subject to collective bargaining agreements that expired in 2015. We believe that relations with our employees continue to be generally good. We are currently negotiating the terms of new agreements covering these employees. Approximately one thousand, or 6%, of our employees are subject to collective bargaining agreements that expire in 2016.

(17) Repurchase of CenturyLink, Inc. Common Stock
In February 2014, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1 billion of our outstanding common stock. This 2014 stock repurchase program took effect on May 29, 2014, immediately upon the completion of our predecessor 2013 stock repurchase program. On December 7, 2015, we completed the 2014 stock repurchase program, repurchasing over the course of the program a total of 32.3 million shares in the open market at an average purchase price of $30.99 per share. During the year ended December 31, 2015, we repurchased 27.1 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $800 million, or an average purchase price of $29.56 per share. The repurchased common stock has been retired.
(18) Accumulated Other Comprehensive Loss
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2015:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2014	$(1,720)	(272)	(25)	(2,017)
Other comprehensive income (loss) before reclassifications	(98)	80	(14)	(32)
Amounts reclassified from accumulated other comprehensive income	103	12	—	115
Net current-period other comprehensive income (loss)	5	92	(14)	83
Balance at December 31, 2015	$(1,715)	(180)	(39)	(1,934)
The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2015:

Year Ended December 31, 2015	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$161	See Note 7—Employee Benefits
Prior service cost	24	See Note 7—Employee Benefits
Total before tax	185
Income tax expense (benefit)	(70)	Income tax expense
Net of tax	$115
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

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2014:

Year Ended December 31, 2014	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$85	See Note 7—Employee Benefits
Prior service cost	25	See Note 7—Employee Benefits
Total before tax	110
Income tax expense (benefit)	(42)	Income tax expense
Insignificant items	1
Net of tax	$69
(19) Dividends
Our Board of Directors declared the following dividends payable in 2015 and 2014:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 10, 2015	11/24/2015	$0.540	$293	12/8/2015
August 25, 2015	9/8/2015	0.540	300	9/22/2015
May 20, 2015	6/2/2015	0.540	303	6/16/2015
February 23, 2015	3/6/2015	0.540	303	3/20/2015
November 11, 2014	11/24/2014	0.540	307	12/5/2014
August 19, 2014	8/29/2014	0.540	308	9/12/2014
May 28, 2014	6/9/2014	0.540	307	6/20/2014
February 24, 2014	3/10/2014	0.540	309	3/21/2014
The declaration of dividends is solely at the discretion of our Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015, at the reasonable assurance level.
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
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2015. The effectiveness of our internal control over financial reporting at December 31, 2015 has been audited by KPMG LLP, as stated in their report. See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which is incorporated herein by reference.
Management’s Report on the Consolidated Financial Statements
Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2015. The consolidated financial statements included in this Annual Report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Glen F. Post, III	/s/ R. Stewart Ewing, Jr.
Glen F. Post, III	R. Stewart Ewing, Jr.
Chief Executive Officer, President and Director	Executive Vice President, Chief Financial Officer and Assistant Secretary

February 24, 2016
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2015 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,731,186	(1)	$44.43	(2)	20,759,094
Equity compensation plans not approved by shareholders (3)	2,640,563		38.07		—
Totals	4,371,749	(1)	$39.67	(2)	20,759,094
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

Exhibit Number	Description
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

Exhibit Number	Description
4.5	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.(1)
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

(ii)
Sixth Supplemental Indenture, dated as of April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 13, 2009).

(iii)
Seventh Supplemental Indenture, dated as of June 8, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 7, 2011).

(iv)
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).

(v)
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

(vi)
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

Exhibit Number	Description
(vii)
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

(viii)
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

(ix)
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

(x)
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

(xi)
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

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

10.2	Stock-based Incentive Plans and Agreements of CenturyLink.
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

12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of CenturyLink, Inc.
23*	Independent Registered Public Accounting Firm Consent
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101*
Financial statements from the Annual Report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed herewith.
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

CenturyLink, Inc.
Date: February 24, 2016	By:	/s/ David D. Cole
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

/s/ Glen F. Post, III	Chief Executive Officer, President and Director	February 24, 2016
Glen F. Post, III
/s/ William A. Owens	Chairman of the Board	February 24, 2016
William A. Owens
/s/ R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary	February 24, 2016
R. Stewart Ewing, Jr.
/s/ David D. Cole	Executive Vice President, Controller and Operations Support	February 24, 2016
David D. Cole
/s/ Martha Bejar	Director	February 24, 2016
Martha Bejar
/s/ Virginia Boulet	Director	February 24, 2016
Virginia Boulet
/s/ Peter C. Brown	Director	February 24, 2016
Peter C. Brown
/s/ Richard A. Gephardt	Director	February 24, 2016
Richard A. Gephardt
/s/ W. Bruce Hanks	Director	February 24, 2016
W. Bruce Hanks
/s/ Mary L. Landrieu	Director	February 24, 2016
Mary L. Landrieu

/s/ Gregory J. McCray	Director	February 24, 2016
Gregory J. McCray
/s/ C. G. Melville, Jr.	Director	February 24, 2016
C. G. Melville, Jr.
/s/ Harvey P. Perry	Director	February 24, 2016
Harvey P. Perry
/s/ Michael J. Roberts	Director	February 24, 2016
Michael J. Roberts
/s/ Laurie A. Siegel	Director	February 24, 2016
Laurie A. Siegel