Form 10-Q
period 2016-03-31
CENTURYLINK, INC
filed 2016-05-05
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On April 28, 2016, there were 546,051,961 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$4,401	4,451
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,900	1,911
Selling, general and administrative	831	851
Depreciation and amortization	976	1,040
Total operating expenses	3,707	3,802
OPERATING INCOME	694	649
OTHER (EXPENSE) INCOME
Interest expense	(331)	(328)
Other income, net	17	2
Total other expense, net	(314)	(326)
INCOME BEFORE INCOME TAX EXPENSE	380	323
Income tax expense	144	131
NET INCOME	$236	192
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.44	0.34
DILUTED	$0.44	0.34
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	538,799	561,969
DILUTED	540,187	563,505
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
NET INCOME	$236	192
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(16) and $(15) tax	26	23
Change in net prior service costs, net of $(1) and $(2) tax	2	4
Foreign currency translation adjustment and other, net of $— and $— tax	(1)	(11)
Other comprehensive income	27	16
COMPREHENSIVE INCOME	$263	208
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2016	As of December 31, 2015
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$438	126
Accounts receivable, less allowance of $149 and $152	1,871	1,943
Other	617	581
Total current assets	2,926	2,650
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	39,229	38,785
Accumulated depreciation	(21,266)	(20,716)
Net property, plant and equipment	17,963	18,069
GOODWILL AND OTHER ASSETS
Goodwill	20,743	20,742
Customer relationships, less accumulated amortization of $5,878 and $5,648	3,698	3,928
Other intangible assets, less accumulated amortization of $1,878 and $1,798	1,525	1,555
Other, net	662	660
Total goodwill and other assets	26,628	26,885
TOTAL ASSETS	$47,517	47,604
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$517	1,503
Accounts payable	1,039	968
Accrued expenses and other liabilities
Salaries and benefits	462	602
Income and other taxes	458	318
Interest	318	250
Other	302	220
Advance billings and customer deposits	730	743
Total current liabilities	3,826	4,604
LONG-TERM DEBT	19,508	18,722
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,596	3,569
Benefit plan obligations, net	5,445	5,511
Other	1,106	1,138
Total deferred credits and other liabilities	10,147	10,218
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 546,164 and 543,800 shares	546	544
Additional paid-in capital	15,184	15,178
Accumulated other comprehensive loss	(1,907)	(1,934)
Retained earnings	213	272
Total stockholders' equity	14,036	14,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,517	47,604
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$236	192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	976	1,040
Impairment of assets	—	8
Deferred income taxes	11	37
Provision for uncollectible accounts	46	42
Net long-term debt issuance costs and premium amortization	(1)	(2)
Share-based compensation	18	18
Changes in current assets and liabilities:
Accounts receivable	26	(27)
Accounts payable	78	(80)
Accrued income and other taxes	160	136
Other current assets and liabilities, net	(72)	(16)
Retirement benefits	(21)	(9)
Changes in other noncurrent assets and liabilities, net	(35)	(10)
Other, net	1	7
Net cash provided by operating activities	1,423	1,336
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(611)	(616)
Proceeds from sale of property	7	14
Other, net	(1)	(8)
Net cash used in investing activities	(605)	(610)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	227	594
Payments of long-term debt	(25)	(386)
Net payments on credit facility and revolving line of credit	(410)	(425)
Dividends paid	(290)	(304)
Net proceeds from issuance of common stock	4	8
Repurchase of common stock	(12)	(185)
Other, net	—	(1)
Net cash used in financing activities	(506)	(699)
Net increase in cash and cash equivalents	312	27
Cash and cash equivalents at beginning of period	126	128
Cash and cash equivalents at end of period	$438	155
Supplemental cash flow information:
Income taxes paid, net	$(11)	(5)
Interest paid (net of capitalized interest of $12 and $13)	$(262)	(270)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$544	569
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	2
Repurchase of common stock	—	(5)
Balance at end of period	546	566
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	15,178	16,324
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	6
Repurchase of common stock	—	(168)
Shares withheld to satisfy tax withholdings	(12)	(15)
Share-based compensation and other, net	16	17
Dividends declared	—	(105)
Balance at end of period	15,184	16,059
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,934)	(2,017)
Other comprehensive income	27	16
Balance at end of period	(1,907)	(2,001)
RETAINED EARNINGS
Balance at beginning of period	272	147
Net income	236	192
Dividends declared	(295)	(198)
Balance at end of period	213	141
TOTAL STOCKHOLDERS' EQUITY	$14,036	14,765
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 2, where such references refer solely to CenturyLink, Inc.
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
Our consolidated balance sheet as of December 31, 2015, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first three months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Connect America Fund
In 2015, we accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and high-speed Internet capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. During the first quarter of 2016, we recorded $52 million more revenue than in the first quarter of 2015 for the 33 states. We received a substantial one-time cumulative catch-up payment from the FCC in the third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.

Recent Accounting Pronouncements
Share-based Compensation
On March 30, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, “Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 is effective for us as of January 1, 2017, but early adoption may be elected. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We have not determined when we will implement this standard or if we will retrospectively apply the requirements when allowed.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: 1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payment and the associated tax deduction from additional paid-in capital to income tax expense; 2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and 3) an optional accounting policy election to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. These provisions would not have had a material impact on our previously issued financial statements; however, this is not necessarily representative of future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which are currently not reflected on their balance sheets.
ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We have not yet decided when we will adopt ASU 2016-02 or which practical expedient options we will elect. We are currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this report, we cannot provide any estimate of the impact of adopting ASU 2016-02.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs and we defer contract fulfillment costs only up to the extent of any revenue deferred.
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018. Early adoption is permitted as of January 1, 2017. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2017, if adopting early, otherwise in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying ASU 2014-09 and are assessing the impact this standard will have on us and our consolidated financial statements. We cannot at this time, however, provide any estimate of the impact of adopting ASU 2014-09.

(2) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of March 31, 2016	As of December 31, 2015
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$7,975	7,975
Credit facility and revolving line of credit(1)	—%	2019	—	410
Term loan	2.190%	2019	352	358
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 8.375%	2016 - 2056	7,464	7,229
Term loan	2.190%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.082% - 7.995%	2016 - 2036	2,669	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	415	425
Unamortized discounts, net			(128)	(125)
Unamortized debt issuance costs			(185)	(179)
Total long-term debt			20,025	20,225
Less current maturities			(517)	(1,503)
Long-term debt, excluding current maturities			$19,508	18,722
______________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at December 31, 2015 was $410 million with a weighted-average interest rate of 2.756%. At March 31, 2016, we had no borrowings outstanding under our Credit Facility or revolving line of credit. These amounts change on a regular basis.

New Issuance
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
Covenants
As of March 31, 2016, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.

Subsequent Events
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
On April 6, 2016, CenturyLink, Inc. issued $1 billion aggregate principal amount of 7.5% Notes due in 2024, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $988 million. All of the 7.5% Notes are unsecured obligations and may be redeemed by CenturyLink, Inc., in whole or in part, on or after January 1, 2024, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. At any time before January 1, 2024, the Notes are redeemable, in whole or in part, at CenturyLink, Inc.'s option, at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2019, CenturyLink, Inc. may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings. Under certain circumstances, CenturyLink, Inc. will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date. We plan to use the net proceeds from this debt offering, along with other available funds, to pay at maturity the $1.184 billion aggregate principal amount of Embarq Corporation's 7.082% Notes due on June 1, 2016. Consequently, we have classified $990 million of these Notes as long-term debt and the remaining $194 million of these Notes as current maturities of long-term debt on our consolidated balance sheet as of March 31, 2016.
(3) Severance and Leased Real Estate
Periodically, we have reductions in our workforce and have accrued liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. As noted in Note 7—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At March 31, 2016, the current and noncurrent portions of our leased real estate accrual were $8 million and $65 million, respectively. The remaining lease terms range from 0.3 to 9.7 years, with a weighted-average of 8.3 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2015	$14	80
Accrued to expense	15	1
Payments, net	(12)	(10)
Reversals and adjustments	—	2
Balance at March 31, 2016	$17	73

(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Service cost	$17	22
Interest cost	107	141
Expected return on plan assets	(184)	(226)
Recognition of prior service (credit) cost	(2)	1
Recognition of actuarial loss	42	38
Net periodic pension benefit income	$(20)	(24)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Service cost	$5	6
Interest cost	28	35
Expected return on plan assets	(2)	(5)
Recognition of prior service cost	5	5
Net periodic post-retirement benefit expense	$36	41
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015 were calculated as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$236	192
Earnings applicable to non-vested restricted stock	—	—
Net income applicable to common stock for computing basic earnings per common share	236	192
Net income as adjusted for purposes of computing diluted earnings per common share	$236	192
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	544,845	566,687
Non-vested restricted stock	(6,046)	(4,718)
Weighted-average shares outstanding for computing basic earnings per common share	538,799	561,969
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	1,378	1,526
Number of shares as adjusted for purposes of computing diluted earnings per common share	540,187	563,505
Basic earnings per common share	$0.44	0.34
Diluted earnings per common share	$0.44	0.34
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 3.1 million and 2.2 million for the three months ended March 31, 2016 and 2015, respectively.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,610	19,561	19,800	19,473
(7) Segment Information
Segment Data
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, video (including our Prism TV services) and wireless services. Our legacy services offered to these customers include local and long-distance voice services.

The results of our business and consumer segments are summarized below:

	Three Months Ended March 31,
	2016	2015 (1)
	(Dollars in millions)
Total segment revenues	$4,093	4,194
Total segment expenses	2,051	2,071
Total segment income	$2,042	2,123
Total margin percentage	50%	51%

Business segment:
Revenues	$2,604	2,697
Expenses	1,427	1,463
Income	$1,177	1,234
Margin percentage	45%	46%
Consumer segment:
Revenues	$1,489	1,497
Expenses	624	608
Income	$865	889
Margin percentage	58%	59%
______________________________________________________________________

(1)	Reflects the recasting of segment results discussed in the next section entitled "Changes in Segment Reporting."

Changes in Segment Reporting
We continually review, evaluate and refine our expense allocations to better reflect how we view and manage our operations, and as a result, during the first quarter of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments. We have recast our previously-reported segment results for the three months ended March 31, 2015, to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

•	Certain marketing and advertising expenses were reassigned from the business segment to the consumer segment;

•	Certain service delivery costs were reassigned from the consumer segment to the business segment;

•	Centralized human resources training costs were reassigned from the business and consumer segments to corporate overhead; and

•	Marketing direct mail costs and certain printing expenses were reassigned from corporate overhead to the business and consumer segments.
For the three months ended March 31, 2015, the segment expense recast resulted in an increase in consumer expenses of $19 million and a decrease in business expenses of $21 million.
Product and Service Categories
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily high-speed Internet, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in 16 markets), Voice over Internet Protocol ("VoIP"), Verizon Wireless and other ancillary services;

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

From time to time, we may change the categorization of our products and services.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Strategic services
Business high-bandwidth data services (1)	$738	687
Business low-bandwidth data services (2)	481	532
Business hosting services (3)	307	318
Other business strategic services (4)	54	45
Consumer high-speed Internet services (5)	667	635
Other consumer strategic services (6)	107	103
Total strategic services revenues	2,354	2,320

Legacy services
Business legacy voice services (7)	622	670
Other business legacy services (8)	287	306
Consumer legacy voice services (7)	634	688
Other consumer legacy services (9)	80	70
Total legacy services revenues	1,623	1,734

Data integration
Business data integration	115	139
Consumer data integration	1	1
Total data integration revenues	116	140

Other revenues
High-cost support revenue (10)	174	134
Other revenue (11)	134	123
Total other revenues	308	257

Total revenues	$4,401	4,451
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes private line and high-speed Internet revenue
(3)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(4)	Includes primarily VoIP, video and IT services revenue
(5)	Includes high-speed Internet and related services revenue
(6)	Includes video and Verizon wireless revenue
(7)	Includes local and long-distance voice revenue
(8)	Includes UNEs, public access, switched access and other ancillary revenue
(9)	Includes other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated approximately $146 million and $135 million for the three months ended March 31, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction tax surcharges are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification as either business or consumer. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two reportable segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are (i) directly associated with specific segment customers or activities and (ii) allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.
The following table reconciles segment income to net income:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Total segment income	$2,042	2,123
Other operating revenues	308	257
Depreciation and amortization	(976)	(1,040)
Other unassigned operating expenses	(680)	(691)
Other expense, net	(314)	(326)
Income tax expense	(144)	(131)
Net income	$236	192
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
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. In October 2014, the state court granted summary judgment in Qwest's favor. In December 2015, the Colorado Court of Appeals affirmed the judgment. Comcast has filed a petition with the Colorado Supreme Court to review the Court of Appeals judgment, which remains pending. We have not accrued a liability for this matter because we do not believe that liability is probable.
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
CenturyLink and several of its subsidiaries are defendants in lawsuits filed over the past few years in the Circuit Court of St. Louis County, Missouri by numerous Missouri municipalities alleging underpayment of taxes. These municipalities are seeking, among other things, (i) a declaratory judgment regarding the extent of our obligations to pay certain business license and gross receipts taxes and (ii) a monetary award of back taxes covering 2007 to the present, plus penalties and interest. In an April 2016 ruling in connection with one of these pending cases, the court made findings which, if not overturned, will result in tax liability to us well in excess of the contingent liability we have established. Following further proceedings at the district court, we plan to file an appeal and continue to vigorously defend against these claims. For a variety of reasons, we expect the outcome of our appeal to significantly reduce our ultimate exposure, although we can provide no assurances to this effect.
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
(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2016	As of December 31, 2015
	(Dollars in millions)
Prepaid expenses	$276	238
Materials, supplies and inventory	136	144
Assets held for sale	2	8
Deferred activation and installation charges	106	105
Other	97	86
Total other current assets	$617	581

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of March 31, 2016	As of December 31, 2015
	(Dollars in millions)
Accounts payable	$1,039	968
Other current liabilities:
Accrued rent	$28	32
Legal contingencies	41	20
Other	233	168
Total other current liabilities	$302	220
Included in accounts payable at March 31, 2016 and December 31, 2015, were (i) $50 million and $68 million, respectively, representing book overdrafts and (ii) $87 million and $94 million, respectively, associated with capital expenditures.
(10) Accumulated Other Comprehensive Loss
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2016 and 2015:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2015	$(1,715)	(180)	(39)	(1,934)
Other comprehensive income (loss) before reclassifications	—	—	(1)	(1)
Amounts reclassified from accumulated other comprehensive income	25	3	—	28
Net current-period other comprehensive income	25	3	(1)	27
Balance at March 31, 2016	$(1,690)	(177)	(40)	(1,907)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2014	$(1,720)	(272)	(25)	(2,017)
Other comprehensive income (loss) before reclassifications	—	—	(11)	(11)
Amounts reclassified from accumulated other comprehensive income	24	3	—	27
Net current-period other comprehensive income	24	3	(11)	16
Balance at March 31, 2015	$(1,696)	(269)	(36)	(2,001)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(42)	See Note 4-Employee Benefits
Prior service cost	(3)	See Note 4-Employee Benefits
Total before tax	(45)
Income tax expense	17	Income tax expense
Net of tax	$(28)

Three Months Ended March 31, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(38)	See Note 4-Employee Benefits
Prior service cost	(6)	See Note 4-Employee Benefits
Total before tax	(44)
Income tax expense	17	Income tax expense
Net of tax	$(27)

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2015, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first three months of the year are not necessarily indicative of the results of operations that might be expected for the entire year.
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
At March 31, 2016, we operated approximately 11.6 million access lines in 37 states, and served approximately 6.1 million high-speed Internet subscribers and 302 thousand Prism TV subscribers. We also operated 59 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, high-speed Internet subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", and our methodology for counting Prism TV subscribers may not be comparable to those of other companies.
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, private line (including special access), Ethernet, high-speed Internet, colocation, managed hosting, cloud hosting and other ancillary services. Our legacy services offered to these customers primarily include switched access and local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related professional services, all of which are described further below under the heading "Operating Revenues"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our high-speed Internet, video (including our Prism TV services) and wireless services. Our legacy services offered to these customers include local and long-distance voice service.

Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions except per share amounts)
Operating revenues	$4,401	4,451
Operating expenses	3,707	3,802
Operating income	694	649
Other expense, net	(314)	(326)
Income tax expense	144	131
Net income	$236	192
Basic earnings per common share	$0.44	0.34
Diluted earnings per common share	$0.44	0.34
The following table summarizes our access lines, high-speed Internet subscribers, Prism TV subscribers, data centers and number of employees:

	As of March 31,		Increase / (Decrease)	% Change
	2016	2015
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total access lines (1)	11,611	12,270	(659)	(5)%
Total high-speed Internet subscribers (1)	6,056	6,117	(61)	(1)%
Total Prism TV subscribers	302	249	53	21%
Total data centers (2)	59	58	1	2%
Total employees	42.8	44.8	(2.0)	(4)%
______________________________________________________________________

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

•	provide our high-speed Internet and premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable;

•	increase the capacity, speed and usage of our networks; and

•	market our products and services to new customers.

Operating Revenues
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily high-speed Internet, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in 16 markets), Voice over Internet Protocol ("VoIP"), Verizon Wireless and other ancillary services;

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

From time to time, we may change the categorization of our products and services.
The following table summarizes our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$2,354	2,320	34	1%
Legacy services	1,623	1,734	(111)	(6)%
Data integration	116	140	(24)	(17)%
Other	308	257	51	20%
Total operating revenues	$4,401	4,451	(50)	(1)%
Our total operating revenues decreased by $50 million, or 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in our total operating revenues was primarily due to lower legacy services revenues, which decreased by $111 million, or 6%. The decline in our legacy services revenues reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including Internet and wireless communication services. We estimate that the rate of our access lines losses will be between 5.0% and 6.0% over the full year of 2016. The growth in our strategic services revenues is primarily due to increased demand for our Ethernet, MPLS and facilities-based video services and price increases on high-speed Internet services, which were substantially offset by declines in the volume of our private line (including special access) and hosting services. The decline in our data integration revenues, which are typically more volatile than our other sources of revenues, is primarily due to declines in governmental and business sales and maintenance services. The increase in our other operating revenues is primarily due to additional revenue recorded under the CAF Phase 2 support program. During the first quarter of 2016, we recorded $52 million more revenue than in the first quarter of 2015 for the 33 CAF Phase 2 states. We received a substantial one-time cumulative catch-up payment from the FCC in third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."

Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,900	1,911	(11)	(1)%
Selling, general and administrative	831	851	(20)	(2)%
Depreciation and amortization	976	1,040	(64)	(6)%
Total operating expenses	$3,707	3,802	(95)	(2)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $11 million, or 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in our cost of services and products was primarily due to reductions in salaries and wages from lower headcount, professional fees and network expenses. These reductions were partially offset by increases in content costs for Prism TV, facility costs and USF rate increases.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $20 million, or 2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, employee benefits expense, professional fees and impairment of asset charges. These reductions were partially offset by increases in insurance costs, bad debt expense and marketing and advertising expenses.
Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$661	694	(33)	(5)%
Amortization	315	346	(31)	(9)%
Total depreciation and amortization	$976	1,040	(64)	(6)%
Depreciation expense decreased by $33 million, or 5%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the three months ended March 31, 2016 was lower than the depreciation expense for the three months ended March 31, 2015 due to full depreciation and retirement of certain plant placed in service prior to 2016. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since March 31, 2015.
Amortization expense decreased by $31 million, or 9%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in amortization expense was primarily due to software becoming fully amortized faster than new software was acquired or developed.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(331)	(328)	3	1%
Other income, net	17	2	15	nm
Total other expense, net	$(314)	(326)	(12)	(4)%
Income tax expense	$144	131	13	10%
___________________________________________________________________
nm - Percentages greater than 200% and comparison between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $3 million, or 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase in interest expense was primarily due to increased interest expense on unsecured notes due to timing of their issuance and paydowns, which was partially offset by a decrease in interest paid under our Credit Facility.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net increased by $15 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in other income, net was primarily due to gains on foreign currency transactions.
Income Tax Expense
For the three months ended March 31, 2016 and 2015, our effective income tax rate was 37.9% and 40.6%, respectively. The effective tax rate for the three months ended March 31, 2016, includes the effect of changes in state apportionment factors. The effective tax rate for the three months ended March 31, 2015, includes the effect of regulatory fines associated with a 911 system outage.

Segment Results
General
The results for our business and consumer segments are summarized below:

	Three Months Ended March 31,
	2016	2015
	(Dollars in millions)
Total segment revenues	$4,093	4,194
Total segment expenses	2,051	2,071
Total segment income	$2,042	2,123
Total margin percentage	50%	51%

Business segment:
Revenues	$2,604	2,697
Expenses	1,427	1,463
Income	$1,177	1,234
Margin percentage	45%	46%
Consumer segment:
Revenues	$1,489	1,497
Expenses	624	608
Income	$865	889
Margin percentage	58%	59%
Changes in Segment Reporting
During the first quarter of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have recast our previously reported segment results for the three months ended March 31, 2015 to conform to the current presentation. See Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information on our changes in segment reporting.
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

Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated data, Internet, hosting and voice services. During 2015, our strategic revenues were negatively impacted by several factors, including competitive pressures, customer losses, migration from traditional hosting services to lower priced cloud-based services and the restructuring of our sales organization. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Additionally, we face competition in Ethernet based services in the wholesale market from cable companies and fiber based CLEC providers. We anticipate continued pricing pressure for our colocation services as vendors continue to expand their enterprise colocation operations. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing, which has intensified competitive pressures. This expansion in competitive cloud computing offerings has led to increased pricing pressure and competition for enterprise customers, and we expect these trends to continue. The demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression resulting from these above-mentioned competitive pressures has negatively impacted the operating margins of our strategic services and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include sales commissions, modem costs, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

•
Legacy services. We continue to experience customers migrating away from our higher margin legacy services into lower margin strategic services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, declining demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our business segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer loss, customer migration and price compression. Operating costs also tend to impact our strategic services to a greater extent than legacy services for the reasons noted above;

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

The following table summarizes the results of operations from our business segment:

	Business Segment
	Three Months Ended March 31,		Increase / (Decrease)	%Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$738	687	51	7%
Low-bandwidth data services (2)	481	532	(51)	(10)%
Hosting services (3)	307	318	(11)	(3)%
Other strategic services (4)	54	45	9	20%
Total strategic services revenues	1,580	1,582	(2)	—%
Legacy services
Voice services (5)	622	670	(48)	(7)%
Other legacy services (6)	287	306	(19)	(6)%
Total legacy services revenues	909	976	(67)	(7)%
Data integration	115	139	(24)	(17)%
Total revenues	2,604	2,697	(93)	(3)%
Segment expenses:
Total expenses	1,427	1,463	(36)	(2)%
Segment income	$1,177	1,234	(57)	(5)%
Segment margin percentage	45%	46%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes private line and high-speed Internet revenue
(3)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(4)	Includes primarily VoIP, video and IT services revenue
(5)	Includes local and long-distance voice revenue
(6)	Includes UNEs, public access, switched access and other ancillary revenue
Segment Revenues
Business segment revenues decreased by $93 million, or 3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in business segment revenues was primarily due to declines in our legacy services revenues, low-bandwidth data services and our data integration revenues. The decline in our legacy services revenues was attributable to a reduction in access lines and lower volumes of long-distance and access services for the reasons noted above. The decrease in our data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers and a decline in maintenance services during the period. The decrease in our strategic services revenues was primarily due to reductions in the volume of private line (including special access) and hosting services, which were substantially offset by increases in MPLS unit growth and higher Ethernet volumes.
Segment Expenses
Business segment expenses decreased by $36 million, or 2%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in our business segment expenses is primarily due to reductions in salaries and wages, employee benefits expense, internal commissions and network expense, which were partially offset by increases in facility costs.

Segment Income
Business segment income decreased by $57 million, or 5%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decreases in our business segment income were due predominately to the loss of customers and lower service volumes in our legacy services.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential high-speed Internet subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, certain of our competitors continue to provide high-speed Internet services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our high-speed Internet offerings. We also continue to expand our other strategic product offerings, including facilities-based video services. The expansion of our facilities-based video service infrastructure requires us to incur substantial start-up expenses in advance of marketing and selling the service. Also, our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering strategic services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our strategic services and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects caused by competition. These operating costs include sales commissions, modem costs, Prism TV content costs, software costs on selected services and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

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

The following table summarizes the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-speed Internet services (1)	667	635	32	5%
Other strategic services (2)	107	103	4	4%
Total strategic services revenues	774	738	36	5%
Legacy services
Voice services (3)	634	688	(54)	(8)%
Other legacy services (4)	80	70	10	14%
Total legacy services revenues	714	758	(44)	(6)%
Data integration	1	1	—	—%
Total revenues	1,489	1,497	(8)	(1)%
Segment expenses:
Total expenses	624	608	16	3%
Segment income	$865	889	(24)	(3)%
Segment margin percentage	58%	59%
______________________________________________________________________

(1)	Includes high-speed Internet and related services revenue
(2)	Includes video and Verizon wireless revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue
Segment Revenues
Consumer segment revenues decreased by $8 million, or 1%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease in our consumer segment revenues was primarily due to the declines in our legacy services revenues, which were substantially offset by increases in our strategic services revenues. The decline in our legacy services revenues was primarily due to lower local and long-distance service volumes associated with access line losses resulting from the factors noted above. The increase in our strategic services revenues was primarily due to high-speed internet rate increases resulting from various pricing initiatives and increases in the number of our Prism TV customers.
Segment Expenses
Consumer segment expenses increased by $16 million, or 3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in our consumer segment expenses was primarily due to increases in Prism TV content costs (resulting from higher content volume and rates), bad debt expense and marketing and advertising expense, which were partially offset by reductions in salaries and wages and employee benefits expense.
Segment Income
Consumer segment income decreased by $24 million, or 3%, for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease was primarily due to customers migrating from legacy services and increases in Prism TV content costs.

Liquidity and Capital Resources
Overview
At March 31, 2016, we held cash and cash equivalents of $438 million and we had $2 billion of borrowing capacity available under our $2 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At March 31, 2016, cash and cash equivalents of $55 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2016, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the effect of substantially lower levels of federal net operating loss carryforwards available for use during 2016 (as discussed further below). Generally speaking, our principal funding source is cash from operating activities and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases and periodic pension contributions.
Based on our current capital allocation objectives, during the remaining nine months of 2016 we anticipate expending approximately $2.4 billion of cash for capital investment in property, plant and equipment and up to $876 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 and the current number of outstanding common shares. During the remainder of 2016, we have debt maturities of approximately $1.4 billion, scheduled debt principal payments of approximately $17 million and capital lease and other fixed payments of approximately $49 million.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements discussed below). Based on current circumstances, we estimate that our total capital expenditures will be approximately $2.4 billion, inclusive of CAF Phase 2 related capital expenditures, for the remaining nine months of 2016.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc. (1)	Ba3	Ba1
Fitch Ratings	BB+	BBB-
____________________________________________________________________________

(1)	On March 15, 2016, Moody's Investors Service, Inc. downgraded CenturyLink's rating from Ba2 to Ba3 and downgraded Qwest Corporation's rating from Baa3 to Ba1.

Our credit ratings are reviewed and adjusted from time to time by the rating agencies, and downgrades of CenturyLink, Inc's senior unsecured debt ratings could, under certain circumstances, incrementally increase the cost of our borrowing under the Credit Facility. Moreover, any additional downgrades of CenturyLink, Inc.'s or Qwest Corporation's senior unsecured debt ratings could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
On April 6, 2016, CenturyLink, Inc. issued $1 billion aggregate principal amount of 7.5% Notes due in 2024, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $988 million. We plan to use these net proceeds to fund a large portion of the principal and interest due under the Notes of one of our subsidiaries maturing on June 1, 2016. For additional information on the terms of our 7.5% Notes due in 2024, see Note 2—Long-Term Debt and Credit Facilities.
Net Operating Loss Carryforwards
We are currently using NOLs to offset some of our federal taxable income. At December 31, 2015, we had approximately $72 million of federal net operating losses. Since the remainder of our NOLs are subject to the limitations imposed by section 382 of the Internal Revenue Code, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. Based on current laws (including the extension of bonus depreciation) and circumstances applied to estimates of 2016 earnings, we estimate our cash income tax liability related to 2016 will be between $400 million to $600 million.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment during 2016 at this rate of $0.54 per share, our total dividends paid each quarter would be approximately $291 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report.
Credit Facility
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At March 31, 2016, we had no borrowings and no amounts of letters of credit outstanding under the Credit Facility.
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

Term Loans, Revolving Line of Credit and Revolving Letter of Credit
At March 31, 2016, CenturyLink, Inc. owed $352 million under a term loan maturing in 2019 and Qwest Corporation owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. The amount available under this $100 million uncommitted revolving line of credit is reduced by any amounts that we then owe to this one lender under the Credit Facility. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At March 31, 2016, we had no borrowings outstanding under this uncommitted revolving line of credit.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At March 31, 2016, our outstanding letters of credit totaled $109 million under this facility.
For information on our outstanding debt securities, see Note 2—Long-Term Debt and Credit Facilities.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2015, the accounting unfunded status of our defined benefit pension plans and post-retirement benefit plans was $2.277 billion and $3.374 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2016. The amount of required contributions to our qualified pension plan in 2017 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions.
Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2015, the fair value of these trust assets was approximately $193 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in these trusts will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately one year. Thereafter, covered benefits will be paid either directly by us or from these trusts as the remaining assets become liquid. This projected one year period could be shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.
For 2016, our estimated annual long-term rate of return is 7.0% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years years to fund the deployment of voice and high-speed Internet infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In late 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time cumulative catch-up payment from the FCC in the third quarter of 2015, and, as a result, we do not expect our funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.

We declined annual funding of approximately $10 million in four states, and we expect the funding from the CAF Phase 2 support program for these four states will be auctioned by the FCC, perhaps in the latter part of 2016. In these four states, the interstate USF support we have historically received is expected to continue until the CAF Phase 2 auctions are completed.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build infrastructure. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of high-speed Internet services in rural areas. For various reasons, we failed to meet certain broadband deployment requirements by specified deadlines, but we are currently engaged in discussions with the FCC on possible courses of action, which includes our request for relief and an extension of the deadlines. If the FCC does not grant us relief, we anticipate that we will be requested to refund a substantial portion of the $40 million in funding we received. As of March 31, 2016, we have included approximately $27 million of CAF 1 Round 2 funding in other current liabilities and the remaining approximately $13 million of funding in other noncurrent liabilities on our consolidated balance sheet.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$1,423	1,336	87
Net cash used in investing activities	(605)	(610)	(5)
Net cash used in financing activities	(506)	(699)	(193)
Net cash provided by operating activities increased by $87 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to positive variances in changes in accounts payable and accounts receivable offset by negative variances in changes in other current assets and liabilities, net and net income adjusted for non-cash items. Our net cash provided by operating activities was also positively impacted by the cash received from the CAF Phase 2 support program, which was $55 million greater than the cash we received in the first quarter of 2015. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 with no significant variances noted.
Net cash used in financing activities decreased by $193 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 substantially due to the reduction of common stock repurchases.
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
Other Matters
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. In light of pending litigation, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations; however, we currently expect that they will negatively impact our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
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
On November 4, 2015, we announced that we have retained financial advisors to assist in the exploration of strategic alternatives for our data centers and colocation business operations. The review of strategic alternatives is expected to involve a full range of options, including, but not limited to, a partnership or joint venture, a sale of all or a portion of the data centers, as well as keeping some or all of these assets and operations as part of our portfolio. Strategic services revenues generated from our colocation services were approximately $155 million and $156 million for the three months ended March 31, 2016 and 2015, respectively.
The following table presents additional metrics related to our data centers:

	As of March 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Hosting Data Center Metrics
Number of data centers (1)	59	58	1	2%
Sellable square feet, million sq ft	1.57	1.53	0.04	3%
Billed square feet, million sq feet	1.01	0.93	0.08	9%
Utilization	65%	61%	4%	7%
______________________________________________________________________

(1)	We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services or both.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2016.
We do not believe that there were any material changes to market risks arising from changes in interest rates or fluctuations in foreign currencies for the three months ended March 31, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 14—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 or (iii) discussed under the heading "Market Risk" above.

Other Information
Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission ("SEC"). From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.
In addition to historical information, this MD&A includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, share repurchases, dividends, pension contributions and debt payments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us; changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this Quarterly Report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our customers for wireline voice services, (ii) strong competition from cable companies and others has limited the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Competition" under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions, and the diversion of development resources.
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
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Trends” included in Item 2 of Part I of this report.
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
As of March 31, 2016, approximately 38% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
For additional information about our business and operations, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Risks associated with recent changes in regulation. Historically, our financial performance has been substantially impacted by various aspects of federal regulation, including our receipt in the past of significant universal service payments designed to promote rural telephony. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to comprehensively reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other high-speed Internet services, and re-direct federal universal service funding to foster nationwide voice and high-speed Internet infrastructure. This initial ruling provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have, among other things, fundamentally altered the manner in which federal subsidies are calculated and disbursed to us (including terminating substantially all of the old universal service payments paid to us under predecessor support programs), and have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. We expect our participation in the FCC's CAF Phase 2 support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
Although the primary judicial challenges to the 2011 order have been resolved in the FCC's favor, petitions asking that the FCC reconsider certain aspects of the 2011 order remain pending and, as a result, future judicial challenges on related issues remain possible. Such proceedings could still cause parts of the 2011 order to be altered or delayed. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their rates and support programs. Moreover, FCC proceedings relating to implementation of the order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
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
In order to continue to provide quality high-speed data service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband Internet services.
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

For a more thorough discussion of the regulatory issues that may affect our business, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
Risks Affecting Our Liquidity and Capital Resources
Our high debt levels expose us to a broad range of risks.
We continue to carry significant debt. As of March 31, 2016, the aggregate principal amount of our consolidated long-term debt excluding unamortized discounts, net, and unamortized debt issuance costs, was approximately $20.338 billion. As of the date of this report, approximately $3.085 billion aggregate principal amount of our consolidated debt securities, excluding capital lease and other obligations, is scheduled to mature prior to March 31, 2019. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenues and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	we engage in any acquisitions or undertake substantial capital projects or other initiatives that increase our cash requirements;

•	we are required to contribute a material amount of cash to our pension plans;

•	we are required to begin to pay other post-retirement benefits earlier than anticipated;

•	our payments of federal income taxes increase faster or in greater amounts than currently anticipated; or

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
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. As noted elsewhere in this report, we committed to spend substantial sums to construct infrastructure in connection with our participation in the FCC's CAF Phase 2 program. In addition, as discussed further under “Risk Factors—Risks Affecting Our Business—Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers,” increased bandwidth consumption by consumers and businesses has placed increased demands on the transmission capacity of our networks. If we determine that our networks must be expanded to handle these increased demands or as needed to meet CAF Phase 2 infrastructure requirements, we may determine that substantial additional capital expenditures are required, even though there is no assurance that the return on our investment will be satisfactory. In addition, many of our growth and modernization initiatives are capital intensive and changes in technology could require further spending. In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
At December 31, 2015, we had approximately $72 million of federal net operating losses, or NOLs, which relate primarily to pre-acquisition losses of Qwest Communications International Inc. ("Qwest"). Under certain circumstances, these NOLs can be used to offset a portion of our future federal taxable income. The acquisitions of Qwest, SAVVIS, Inc. ("Savvis") and other corporations caused “ownership changes” under federal tax laws relating to the post-acquisition use of NOLs and other federal tax attributes. As a result, these laws could limit our ability to use the federal NOLs and certain other federal tax attributes of each of those corporations. Further limitations could apply if we are deemed to undergo an ownership change in the future. Based on current laws and circumstances, we expect to use substantially all of the aforementioned federal NOLs from 2016 through 2032.
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
As of December 31, 2015, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 7—Employee Benefits to our consolidated financial statements included in Item 1 of Part I of this report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 2 of Part I of this report.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
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
As of March 31, 2016, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2016 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2016	6,575	$23.97
February 2016	49,815	29.21
March 2016	342,289	31.42
Total	398,679

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

(i).
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
(i).
Form of 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

i.
Eleventh Supplemental Indenture, dated as of April 6, 2016, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit 4.1 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

(i).
Form of 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

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

(ii).
Sixth Supplemental Indenture, dated as of April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on April 13, 2009).

(iii).
Seventh Supplemental Indenture, dated as of June 8, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 7, 2011).

Exhibit Number	Description
(iv).
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).

(v).
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

(vi).
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

(vii).
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

(viii).
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

(ix).
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

(x).
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

(xi).
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

(i).
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of May 21, 2001, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(e) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-07784) filed with the Securities and Exchange Commission on March 15, 2002).

(ii).
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

(i).
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
(ii).
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

(iii).
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

(i).
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

(ii).
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 24, 2003, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(f) (ii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-07784) filed with the Securities and Exchange Commission on March 27, 2003).

(iii).
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 25, 2004, entered into between CenturyLink, Inc. and its officers (incorporated by reference to Exhibit 10.2(f) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2004).

(iv).
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 24, 2003, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File No. 001-07784) filed with the Securities and Exchange Commission on May 14, 2003).

(v).
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 25, 2004, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(f) (v) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-50260) filed with the Securities and Exchange Commission on May 7, 2004).

(vi).
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 17, 2005, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(e) (v) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-50260) filed with the Securities and Exchange Commission on March 16, 2005).

(vii).
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

(i).
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 13, 2005 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 000-50260) filed with the Securities and Exchange Commission on May 13, 2005).

Exhibit Number	Description
(ii).
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 12, 2006 (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2006 (File No. 001-07784) filed with the Securities and Exchange Commission on August 3, 2006).

(iii).
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 11, 2007 (incorporated by reference to Exhibit 10.2(f) (iii) of CenturyLink, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).

(iv).
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink, Inc. and each of its outside directors as of May 9, 2008 (incorporated by reference to Exhibit 10.2 (f) (iv) of CenturyLink, Inc.'s Annual Report on Form 10-K for the period ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009).

(v).
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

(vi).
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

(vii).
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

(viii).
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

(ix).
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

(i).
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

(ii).
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

(iii).
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
(iv).
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(g) (iv) of CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 2006).

(v).
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on May 9, 2007).

(vi).
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on May 9, 2007).

(vii).
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2008, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008).

(viii).
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2009 (incorporated by reference to Exhibit 10.2(g) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on May 1, 2009).

(ix).
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

(i).
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

(ii).
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

(iii).
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

(i).
Form of Restricted Stock Agreement for executive officers used in 2011 and 2012 (incorporated by reference to Exhibit 10.2(a) (i) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).

Exhibit Number	Description
(ii).
Form of Restricted Stock Agreement for non-management directors used since 2011 (incorporated by reference to Exhibit 10.2(a) (ii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).

	(iii).	Form of Restricted Stock Agreement for executive officers used since May 2013.
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2016.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)