Form 10-Q
period 2016-06-30
CENTURYLINK, INC
filed 2016-08-04
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On July 28, 2016, there were 545,969,547 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$4,398	4,419	8,799	8,870
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,949	1,959	3,849	3,870
Selling, general and administrative	812	863	1,643	1,714
Depreciation and amortization	987	1,048	1,963	2,088
Total operating expenses	3,748	3,870	7,455	7,672
OPERATING INCOME	650	549	1,344	1,198
OTHER (EXPENSE) INCOME
Interest expense	(340)	(327)	(671)	(655)
Other income, net	7	12	24	14
Total other expense, net	(333)	(315)	(647)	(641)
INCOME BEFORE INCOME TAX EXPENSE	317	234	697	557
Income tax expense	121	91	265	222
NET INCOME	$196	143	432	335
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.36	0.26	0.80	0.60
DILUTED	$0.36	0.26	0.80	0.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.08	1.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	539,627	558,640	539,213	560,304
DILUTED	540,375	559,220	540,281	561,362
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
NET INCOME	$196	143	432	335
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(17), $(15), $(33) and $(30) tax	28	27	54	50
Change in net prior service costs, net of $(1), $(3), $(2) and $(5) tax	2	4	4	8
Foreign currency translation adjustment and other, net of $—, $—, $— and $— tax	(4)	11	(5)	—
Other comprehensive income	26	42	53	58
COMPREHENSIVE INCOME	$222	185	485	393
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2016	As of December 31, 2015
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191	126
Accounts receivable, less allowance of $160 and $152	1,972	1,943
Other	628	581
Total current assets	2,791	2,650
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	39,763	38,785
Accumulated depreciation	(21,869)	(20,716)
Net property, plant and equipment	17,894	18,069
GOODWILL AND OTHER ASSETS
Goodwill	20,766	20,742
Customer relationships, less accumulated amortization of $6,104 and $5,648	3,472	3,928
Other intangible assets, less accumulated amortization of $1,901 and $1,798	1,506	1,555
Other, net	689	660
Total goodwill and other assets	26,433	26,885
TOTAL ASSETS	$47,118	47,604
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,451	1,503
Accounts payable	1,067	968
Accrued expenses and other liabilities
Salaries and benefits	562	602
Income and other taxes	505	318
Interest	258	250
Other	272	220
Advance billings and customer deposits	727	743
Total current liabilities	4,842	4,604
LONG-TERM DEBT	18,165	18,722
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,625	3,569
Benefit plan obligations, net	5,390	5,511
Other	1,111	1,138
Total deferred credits and other liabilities	10,126	10,218
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 545,924 and 543,800 shares	546	544
Additional paid-in capital	15,205	15,178
Accumulated other comprehensive loss	(1,881)	(1,934)
Retained earnings	115	272
Total stockholders' equity	13,985	14,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,118	47,604
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$432	335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,963	2,088
Impairment of assets	1	8
Deferred income taxes	21	53
Provision for uncollectible accounts	96	84
Net long-term debt issuance costs and premium amortization	—	(3)
Share-based compensation	40	38
Changes in current assets and liabilities:
Accounts receivable	(125)	(51)
Accounts payable	74	(112)
Accrued income and other taxes	208	120
Other current assets and liabilities, net	(64)	(50)
Retirement benefits	(28)	(19)
Changes in other noncurrent assets and liabilities, net	(35)	(11)
Other, net	18	1
Net cash provided by operating activities	2,601	2,481
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,264)	(1,272)
Cash paid for acquisitions	(24)	(4)
Proceeds from sale of property	11	26
Other, net	(2)	(8)
Net cash used in investing activities	(1,279)	(1,258)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,215	594
Payments of long-term debt	(1,464)	(506)
Net payments on credit facility and revolving line of credit	(410)	(405)
Dividends paid	(586)	(609)
Net proceeds from issuance of common stock	3	9
Repurchase of common stock and shares withheld to satisfy tax withholdings	(15)	(277)
Other, net	—	(2)
Net cash used in financing activities	(1,257)	(1,196)
Net increase in cash and cash equivalents	65	27
Cash and cash equivalents at beginning of period	126	128
Cash and cash equivalents at end of period	$191	155
Supplemental cash flow information:
Income taxes paid, net	$(21)	(41)
Interest paid (net of capitalized interest of $24 and $29)	$(660)	(654)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$544	569
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	1
Repurchase of common stock	—	(7)
Balance at end of period	546	563
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	15,178	16,324
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3	7
Repurchase of common stock	—	(247)
Shares withheld to satisfy tax withholdings	(14)	(17)
Share-based compensation and other, net	38	40
Dividends declared	—	(211)
Balance at end of period	15,205	15,896
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,934)	(2,017)
Other comprehensive income	53	58
Balance at end of period	(1,881)	(1,959)
RETAINED EARNINGS
Balance at beginning of period	272	147
Net income	432	335
Dividends declared	(589)	(395)
Balance at end of period	115	87
TOTAL STOCKHOLDERS' EQUITY	$13,985	14,587
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 2, where such references refer solely to CenturyLink, Inc.
(1) Basis of Presentation
General
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local and long-distance voice, broadband, Multi-Protocol Label Switching ("MPLS"), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), data integration, video, network, public access, Voice over Internet Protocol ("VoIP"), information technology and other ancillary services.
Our consolidated balance sheet as of December 31, 2015, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first six months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year, and the net cash provided by operating activities for the first six months of the year, in particular, may not be indicative of the net cash that will be provided by operating activities in the last six months of the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Connect America Fund
In 2015, we accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We recorded $52 million and $104 million more in revenue for the three and six months ended June 30, 2016, respectively, than in the comparable periods for 2015 with respect to our 33 states. We received a substantial one-time cumulative catch-up payment related to the first half of 2015 from the FCC in the third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our other operating revenues for the full year 2016 when compared to the full year 2015.

Recent Accounting Pronouncements
Financial Instruments
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption.
Share-based Compensation
On March 30, 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 is effective for us as of January 1, 2017, but early adoption may be elected. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We have not determined when we will implement this standard or if we will retrospectively apply the requirements when allowed.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: 1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payments and the associated tax deduction from additional paid-in capital to income tax expense; 2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and 3) an optional accounting policy election to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. These provisions would not have had a material impact on our previously issued financial statements; however, this is not necessarily representative of future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
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

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We are studying ASU 2014-09 and are assessing the impact this standard will have on us and our consolidated financial statements. We cannot at this time, however, provide any estimate of the impact of adopting ASU 2014-09.
(2) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisting of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and its subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of June 30, 2016	As of December 31, 2015
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$8,975	7,975
Credit facility and revolving line of credit(1)	—%	2019	—	410
Term loan	2.220%	2019	347	358
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 7.750%	2017 - 2056	7,229	7,229
Term loan	2.220%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior notes	7.995%	2036	1,485	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	232	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	441	425
Unamortized discounts, net			(130)	(125)
Unamortized debt issuance costs			(194)	(179)
Total long-term debt			19,616	20,225
Less current maturities			(1,451)	(1,503)
Long-term debt, excluding current maturities			$18,165	18,722
______________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at December 31, 2015 was $410 million with a weighted-average interest rate of 2.756%. At June 30, 2016, we had no borrowings outstanding under our Credit Facility or revolving line of credit. These amounts change on a regular basis.

New Issuances
In April 2016, CenturyLink, Inc. issued $1 billion aggregate principal amount of 7.5% Notes due in 2024, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $988 million. All of the 7.5% Notes are unsecured obligations and may be redeemed by CenturyLink, Inc., in whole or in part, on or after January 1, 2024, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. At any time before January 1, 2024, the Notes are redeemable, in whole or in part, at CenturyLink, Inc.'s option, at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2019, CenturyLink, Inc. may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings. Under certain circumstances, CenturyLink, Inc. will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date.
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
Repayments
On June 1, 2016, Embarq Corporation paid at maturity the $1.184 billion principal amount and accrued and unpaid interest due under its 7.082% Notes.
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
Covenants
As of June 30, 2016, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
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
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities - other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At June 30, 2016, the current and noncurrent portions of our leased real estate accrual were $8 million and $64 million, respectively. The remaining lease terms range from 0.1 to 9.5 years, with a weighted-average of 8.1 years.

Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2015	$14	80
Accrued to expense	22	2
Payments, net	(23)	(13)
Reversals and adjustments	—	3
Balance at June 30, 2016	$13	72
(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$15	20	32	42
Interest cost	107	142	214	283
Expected return on plan assets	(183)	(223)	(367)	(449)
Recognition of prior service (credit) cost	(2)	2	(4)	3
Recognition of actuarial loss	45	42	87	80
Net periodic pension benefit income	$(18)	(17)	(38)	(41)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$5	6	10	12
Interest cost	27	35	55	70
Expected return on plan assets	(2)	(5)	(4)	(10)
Recognition of prior service cost	5	5	10	10
Net periodic post-retirement benefit expense	$35	41	71	82
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$196	143	432	335
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	196	143	432	335
Net income as adjusted for purposes of computing diluted earnings per common share	$196	143	432	335
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	545,988	563,495	545,417	565,091
Non-vested restricted stock	(6,361)	(4,855)	(6,204)	(4,787)
Weighted-average shares outstanding for computing basic earnings per common share	539,627	558,640	539,213	560,304
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	738	570	1,058	1,048
Number of shares as adjusted for purposes of computing diluted earnings per common share	540,375	559,220	540,281	561,362
Basic earnings per common share	$0.36	0.26	0.80	0.60
Diluted earnings per common share	$0.36	0.26	0.80	0.60
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 4.1 million and 2.4 million for the three months ended June 30, 2016 and 2015, respectively, and averaged 3.6 million and 2.3 million for the six months ended June 30, 2016 and 2015, respectively.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of June 30, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,175	19,434	19,800	19,473
(7) Segment Information
Segment Data
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), broadband, VoIP, information technology and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

The results of our business and consumer segments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total segment revenues	$4,091	4,161	8,184	8,355
Total segment expenses	2,141	2,140	4,192	4,211
Total segment income	$1,950	2,021	3,992	4,144
Total margin percentage	48%	49%	49%	50%

Business segment:
Revenues	$2,597	2,658	5,201	5,355
Expenses	1,487	1,504	2,914	2,967
Income	$1,110	1,154	2,287	2,388
Margin percentage	43%	43%	44%	45%
Consumer segment:
Revenues	$1,494	1,503	2,983	3,000
Expenses	654	636	1,278	1,244
Income	$840	867	1,705	1,756
Margin percentage	56%	58%	57%	59%

Changes in Segment Reporting
We continually review, evaluate and refine our expense allocations to better reflect how we view and manage our operations, and as a result, during the first half of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments. We have recast our previously-reported segment results for the three and six months ended June 30, 2015, to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

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
For the three months ended June 30, 2015, the segment expense recast resulted in an increase in consumer expenses of $19 million and a decrease in business expenses of $21 million. For the six months ended June 30, 2015, the segment expense recast resulted in an increase in consumer expenses of $38 million and a decrease in business expenses of $42 million.
Product and Service Categories
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are now more closely aligned with our legacy services than with our strategic services. As a result, we now reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $401 million and $818 million (net of $2 million and $4 million of deferred revenue included in other business legacy services) for the three and six months ended June 30, 2015, respectively. In addition, our business broadband services remain a strategic service and are now included in our other business strategic services.
We now categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in 16 markets), VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice services, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other operating revenues, which consist primarily of CAF support payments, USF support payments and USF surcharges. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Strategic services
Business high-bandwidth data services (1)	$753	697	1,491	1,384
Business hosting services (2)	305	319	612	637
Other business strategic services (3)	172	155	342	315
Consumer broadband services (4)	682	652	1,349	1,287
Other consumer strategic services (5)	118	106	225	209
Total strategic services revenues	2,030	1,929	4,019	3,832

Legacy services
Business voice services (6)	611	648	1,233	1,318
Business low-bandwidth data services (7)	352	403	718	822
Other business legacy services (8)	281	293	567	597
Consumer voice services (6)	615	675	1,249	1,363
Other consumer legacy services (9)	79	70	159	140
Total legacy services revenues	1,938	2,089	3,926	4,240

Data integration
Business data integration	123	143	238	282
Consumer data integration	—	—	1	1
Total data integration revenues	123	143	239	283

Other revenues
High-cost support revenue (10)	173	132	347	266
Other revenue (11)	134	126	268	249
Total other revenues	307	258	615	515

Total revenues	$4,398	4,419	8,799	8,870
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes broadband and related services revenue
(5)	Includes video and other revenue
(6)	Includes local and long-distance voice revenue
(7)	Includes private line (including special access) revenue
(8)	Includes UNEs, public access, switched access and other ancillary revenue
(9)	Includes other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the related expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated approximately $144 million and $139 million for the three months ended June 30, 2016 and 2015, respectively, and approximately $291 million and $274 million for the six months ended June 30, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
The following table reconciles segment income to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total segment income	$1,950	2,021	3,992	4,144
Other operating revenues	307	258	615	515
Depreciation and amortization	(987)	(1,048)	(1,963)	(2,088)
Other unassigned operating expenses	(620)	(682)	(1,300)	(1,373)
Interest expense and other income, net	(333)	(315)	(647)	(641)
Income tax expense	(121)	(91)	(265)	(222)
Net income	$196	143	432	335
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
Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. The court has stayed proceedings in Abbott indefinitely, except for limited discovery and motion practice as to approximately 80 of the plaintiffs. On February 14, 2013, the Fulghum court dismissed the majority of the plaintiffs' claims in the case. On interlocutory appeal, the United States Court of Appeals for the Tenth Circuit ruled on February 24, 2015, that the plan documents reviewed do not support any claim for vested benefits, and affirmed the district court's dismissal of claims based on those documents. The Tenth Circuit decision allowed a subset of claims for vested benefits to return to the district court for further proceedings. The Tenth Circuit also affirmed the district court's dismissal of all age discrimination claims. The Tenth Circuit reversed the district court's determination that the statute of repose under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), is a time bar to the breach of fiduciary duty claims of fifteen named plaintiffs. The district court in Fulghum subsequently granted judgment in favor of defendants on all remaining and unadjudicated vested benefits claims, and on July 5, 2016, ordered that any affected class members may appeal this ruling. The named Fulghum plaintiffs have stated in court filings that they will not appeal because there is no reasonable prospect for success. Assuming no individual class members attempt an appeal by August 4, 2016, all claims for vested benefits under this suit will lapse. Defendants will continue to vigorously contest any further proceedings that may occur in the district court. We have accrued a liability that we believe is probable for these matters; the amount is not material to our consolidated financial statements.
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
Subsidiaries of CenturyLink, Inc. are among hundreds of companies in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the District of Northern Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, three IXCs, Sprint Communications Company L.P. ("Sprint"), affiliates of Verizon Communications Inc. ("Verizon") and affiliates of Level 3 Communications LLC ("Level 3"), assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges. In addition, Level 3 has ceased paying switched access charges on these calls.

In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges, and also allowed the IXCs to refile state-law claims. Since then, many of the LECs and IXCs have filed revised pleadings and additional motions, which remain pending. Separately, some of the defendants, including CenturyLink, Inc.'s LECs, have petitioned the Federal Communications Commission to address these issues on an industry-wide basis.
As both an IXC and a LEC, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
CenturyLink, Inc. and several of its subsidiaries are defendants in lawsuits filed over the past few years in the Circuit Court of St. Louis County, Missouri by numerous Missouri municipalities alleging underpayment of taxes. These municipalities are seeking, among other things, (i) a declaratory judgment regarding the extent of our obligations to pay certain business license and gross receipts taxes and (ii) a monetary award of back taxes covering 2007 to the present, plus penalties and interest. In an April 2016 ruling in connection with one of these pending cases, the court made findings which, if not overturned, will result in a tax liability to us well in excess of the contingent liability we have established. Following further proceedings at the district court, we plan to file an appeal and continue to vigorously defend against these claims. For a variety of reasons, we expect the outcome of our appeal to significantly reduce our ultimate exposure, although we can provide no assurances to this effect.
Other Proceedings and Disputes
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of whom are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
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
(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of June 30, 2016	As of December 31, 2015
	(Dollars in millions)
Prepaid expenses	$285	238
Materials, supplies and inventory	138	144
Assets held for sale	6	8
Deferred activation and installation charges	108	105
Other	91	86
Total other current assets	$628	581

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of June 30, 2016	As of December 31, 2015
	(Dollars in millions)
Accounts payable	$1,067	968
Other current liabilities:
Accrued rent	$30	32
Legal contingencies	36	20
Other	206	168
Total other current liabilities	$272	220
Included in accounts payable at June 30, 2016 and December 31, 2015, were (i) $46 million and $68 million, respectively, representing book overdrafts and (ii) $119 million and $94 million, respectively, associated with capital expenditures.
Other Information
During the six months ended June 30, 2016, we made three small acquisitions for total consideration of $24 million, including immaterial future cash payments, of which substantially all of the $24 million has initially been attributed to goodwill. These acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The majority of the goodwill is attributed primarily to expected future increases in business segment revenue from the sale of new products. An immaterial portion of the goodwill may be deductible for tax purposes.

(10) Accumulated Other Comprehensive Loss
Information Relating to 2016
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and six months ended June 30, 2016:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at March 31, 2016	$(1,690)	(177)	(40)	(1,907)
Other comprehensive income (loss) before reclassifications	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	27	3	—	30
Net current-period other comprehensive income	27	3	(4)	26
Balance at June 30, 2016	$(1,663)	(174)	(44)	(1,881)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2015	$(1,715)	(180)	(39)	(1,934)
Other comprehensive income (loss) before reclassifications	—	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive income	52	6	—	58
Net current-period other comprehensive income	52	6	(5)	53
Balance at June 30, 2016	$(1,663)	(174)	(44)	(1,881)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2016:

Three Months Ended June 30, 2016	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(45)	See Note 4-Employee Benefits
Prior service cost	(3)	See Note 4-Employee Benefits
Total before tax	(48)
Income tax benefit	18	Income tax expense
Net of tax	$(30)

Six Months Ended June 30, 2016	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(87)	See Note 4-Employee Benefits
Prior service cost	(6)	See Note 4-Employee Benefits
Total before tax	(93)
Income tax benefit	35	Income tax expense
Net of tax	$(58)
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
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2015:

Three Months Ended June 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(42)	See Note 4-Employee Benefits
Prior service cost	(7)	See Note 4-Employee Benefits
Total before tax	(49)
Income tax benefit	18	Income tax expense
Net of tax	$(31)

Six Months Ended June 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(80)	See Note 4-Employee Benefits
Prior service cost	(13)	See Note 4-Employee Benefits
Total before tax	(93)
Income tax benefit	35	Income tax expense
Net of tax	$(58)

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2015, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first six months of the year are not necessarily indicative of the results of operations that might be expected for the entire year, and the net cash provided by operating activities for the first six months of the year, in particular, may not be indicative of the net cash that will be provided by operating activities in the last six months of the year.
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local and long-distance voice, broadband, Multi-Protocol Label Switching ("MPLS"), private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), data integration, video, network, public access, Voice over Internet Protocol ("VoIP"), information technology and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At June 30, 2016, we operated approximately 11.4 million access lines in 37 states, and served approximately 6.0 million broadband subscribers and approximately 311 thousand Prism TV subscribers. We also operated 58 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, broadband subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", and our methodology for counting Prism TV subscribers may not be comparable to those of other companies.
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), broadband, VoIP, information technology and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice services, including the sale of unbundled network elements ("UNEs") which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Operating Revenues"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions except per share amounts)
Operating revenues	$4,398	4,419	8,799	8,870
Operating expenses	3,748	3,870	7,455	7,672
Operating income	650	549	1,344	1,198
Interest expense and other income, net	(333)	(315)	(647)	(641)
Income tax expense	121	91	265	222
Net income	$196	143	432	335
Basic earnings per common share	$0.36	0.26	0.80	0.60
Diluted earnings per common share	$0.36	0.26	0.80	0.60
The following table summarizes our access lines, broadband subscribers, Prism TV subscribers, data centers and number of employees:

	As of June 30,		Increase / (Decrease)	% Change
	2016	2015
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total access lines (1)	11,413	12,109	(696)	(6)%
Total broadband subscribers (1)	5,990	6,108	(118)	(2)%
Total Prism TV subscribers	311	258	53	21%
Total data centers (2)	58	59	(1)	(2)%
Total employees	42.8	44.4	(1.6)	(4)%
______________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and broadband subscribers are customers that purchase broadband connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our access lines and broadband subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

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

Operating Revenues
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are now more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 7—Segment Information, these operating revenues are now reflected as legacy services.
We now categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we now offer in 16 markets), VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice services, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other operating revenues, which consists primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both CAF Phase 1 and CAF Phase 2 programs, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. USF surcharges are the amounts we collect based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$2,030	1,929	101	5%
Legacy services	1,938	2,089	(151)	(7)%
Data integration	123	143	(20)	(14)%
Other	307	258	49	19%
Total operating revenues	$4,398	4,419	(21)	—%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$4,019	3,832	187	5%
Legacy services	3,926	4,240	(314)	(7)%
Data integration	239	283	(44)	(16)%
Other	615	515	100	19%
Total operating revenues	$8,799	8,870	(71)	(1)%

Our total operating revenues decreased by $21 million, or less than 1%, and decreased by $71 million, or 1%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The decrease in our total operating revenues for both periods was primarily due to lower legacy services revenues, which decreased by $151 million, or 7%, and $314 million, or 7%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The decline in our legacy services revenues for both periods reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including special access) services. We estimate that the rate of our access lines losses will be between 5.0% and 6.0% over the full year of 2016. The growth in our strategic services revenues for both periods was primarily due to increased demand for our Ethernet, MPLS and facilities-based video services and price increases on broadband services, which were partially offset by declines in our hosting services and losses of broadband customers. The decrease in our data integration revenues for both periods, which is typically more volatile than our other sources of revenues, was primarily due to declines in governmental and business sales and maintenance services. The increase in our other operating revenues for both periods was primarily due to additional revenue recorded under the FCC's CAF Phase 2 support program. We recorded $52 million and $104 million more in revenue for the three and six months ended June 30, 2016, respectively, than for the three and six months ended June 30, 2015, with respect to our 33 CAF Phase 2 states. We received a substantial one-time cumulative catch-up payment related to the first half of 2015 from the FCC in the third quarter of 2015, and, as a result, we do not expect funding from the CAF Phase 2 support program to materially change our other operating revenues for the full year 2016 when compared to the full year 2015.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,949	1,959	(10)	(1)%
Selling, general and administrative	812	863	(51)	(6)%
Depreciation and amortization	987	1,048	(61)	(6)%
Total operating expenses	$3,748	3,870	(122)	(3)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,849	3,870	(21)	(1)%
Selling, general and administrative	1,643	1,714	(71)	(4)%
Depreciation and amortization	1,963	2,088	(125)	(6)%
Total operating expenses	$7,455	7,672	(217)	(3)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $10 million, or 1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in our cost of services and products was primarily due to reductions in salaries and wages from lower headcount, employee benefits expense, contract labor costs and payment processing fees. These decreases were substantially offset by increases in Prism TV content costs (resulting from higher content volume and rates), facility costs and real estate and power costs. Cost of services and products (exclusive of depreciation and amortization) decreased by $21 million, or 1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in our cost of services and products was primarily due to reductions in salaries and wages from lower headcount, professional fees, network expense, contract labor costs and payment processing fees. These reductions were partially offset by increases in Prism TV content costs, facility costs, customer premises equipment costs and USF rates.

Selling, General and Administrative
Selling, general and administrative expenses decreased by $51 million, or 6%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, contract labor costs and property and other taxes, which were partially offset by increases in external commissions, bad debt expense and marketing and advertising expenses. Selling, general and administrative expenses decreased by $71 million, or 4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This decrease in our selling, general and administrative expenses was primarily due to the same factors decreasing second quarter 2016 expenses, as well as impairment of asset charges. These decreases were partially offset by the same factors increasing second quarter 2016 expenses.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$675	706	(31)	(4)%
Amortization	312	342	(30)	(9)%
Total depreciation and amortization	$987	1,048	(61)	(6)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$1,336	1,400	(64)	(5)%
Amortization	627	688	(61)	(9)%
Total depreciation and amortization	$1,963	2,088	(125)	(6)%
Depreciation expense decreased by $31 million, or 4%, and decreased by $64 million, or 5%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the six months ended June 30, 2016 was lower than the depreciation expense for the six months ended June 30, 2015 due to full depreciation and retirement of certain plant placed in service prior to 2016. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since June 30, 2015.
Amortization expense decreased by $30 million, or 9%, and decreased by $61 million, or 9%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The decrease in amortization expense for both periods was primarily due to software becoming fully amortized faster than new software was acquired or developed.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(340)	(327)	13	4%
Other income, net	7	12	(5)	(42)%
Total other expense, net	$(333)	(315)	18	6%
Income tax expense	$121	91	30	33%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(671)	(655)	16	2%
Other income, net	24	14	10	71%
Total other expense, net	$(647)	(641)	6	1%
Income tax expense	$265	222	43	19%
Interest Expense
Interest expense increased by $13 million, or 4%, and increased by $16 million, or 2%, for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015. The increase in interest expense for both periods was primarily due to increased interest expense on unsecured notes primarily due to the issuance of $1 billion of new debt in April 2016 in advance of a debt maturity in June 2016.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net decreased $5 million, or 42%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease in other income, net was primarily due to losses on transactions denominated in foreign currencies. Other income, net increased by $10 million, or 71%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This increase in other income, net was primarily due to gains on transactions denominated in foreign currencies and an increase in state economic development funding.
Income Tax Expense
For the three months ended June 30, 2016 and 2015, our effective income tax rate was 38.2% and 38.9%, respectively. The effective tax rate for the three months ended June 30, 2016, includes the effect of changes in state apportionment factors and research and development credits. For the six months ended June 30, 2016 and 2015, our effective income tax rate was 38.0% and 39.9%, respectively. The effective tax rate for the six months ended June 30, 2016, includes the effect of changes in state apportionment factors and research and development credits. The effective tax rate for the six months ended June 30, 2015, includes the effect of regulatory fines associated with a 911 system outage.

Segment Results
General
The results for our business and consumer segments are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total segment revenues	$4,091	4,161	8,184	8,355
Total segment expenses	2,141	2,140	4,192	4,211
Total segment income	$1,950	2,021	3,992	4,144
Total margin percentage	48%	49%	49%	50%

Business segment:
Revenues	$2,597	2,658	5,201	5,355
Expenses	1,487	1,504	2,914	2,967
Income	$1,110	1,154	2,287	2,388
Margin percentage	43%	43%	44%	45%
Consumer segment:
Revenues	$1,494	1,503	2,983	3,000
Expenses	654	636	1,278	1,244
Income	$840	867	1,705	1,756
Margin percentage	56%	58%	57%	59%
Changes in Segment Reporting
During the first half of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have recast our previously reported segment results for the three and six months ended June 30, 2015 to conform to the current presentation. See Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information on our changes in segment reporting.
Allocation of Revenues and Expenses
Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above under "Operating Revenues." Segment revenues are based upon each customer's classification as either business or consumer. We report our segment revenues based upon all services provided to that segment's customers. For information on how we allocate expenses to our segments, as well as other additional information about our segments, see Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. We anticipate continued pricing pressure for our colocation services as vendors continue to expand their enterprise colocation operations. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing. This expansion in competitive cloud computing offerings has led to increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. The demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression resulting from these above-mentioned competitive pressures has negatively impacted the operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed support functions;

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

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have experienced substantial budget cuts with the possibility of additional future budget cuts. Our data integration operating margins are typically smaller than most of our other offerings; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our business segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended June 30,		Increase / (Decrease)	%Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$753	697	56	8%
Hosting services (2)	305	319	(14)	(4)%
Other strategic services (3)	172	155	17	11%
Total strategic services revenues	1,230	1,171	59	5%
Legacy services
Voice services (4)	611	648	(37)	(6)%
Low-bandwidth data services (5)	352	403	(51)	(13)%
Other legacy services (6)	281	293	(12)	(4)%
Total legacy services revenues	1,244	1,344	(100)	(7)%
Data integration	123	143	(20)	(14)%
Total revenues	2,597	2,658	(61)	(2)%

Segment expenses	1,487	1,504	(17)	(1)%
Segment income	$1,110	1,154	(44)	(4)%
Segment margin percentage	43%	43%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes local and long-distance voice revenue
(5)	Includes private line (including special access) revenue
(6)	Includes UNEs, switched access and other ancillary revenue

	Business Segment
	Six Months Ended June 30,		Increase / (Decrease)	%Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$1,491	1,384	107	8%
Hosting services (2)	612	637	(25)	(4)%
Other strategic services (3)	342	315	27	9%
Total strategic services revenues	2,445	2,336	109	5%
Legacy services
Voice services (4)	1,233	1,318	(85)	(6)%
Low-bandwidth data services (5)	718	822	(104)	(13)%
Other legacy services (6)	567	597	(30)	(5)%
Total legacy services revenues	2,518	2,737	(219)	(8)%
Data integration	238	282	(44)	(16)%
Total revenues	5,201	5,355	(154)	(3)%

Segment expenses	2,914	2,967	(53)	(2)%
Segment income	$2,287	2,388	(101)	(4)%
Segment margin percentage	44%	45%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes local and long-distance voice revenue
(5)	Includes private line (including special access) revenue
(6)	Includes UNEs, switched access and other ancillary revenue
Segment Revenues
Business segment revenues decreased by $61 million, or 2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $154 million, or 3%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The decrease in business segment revenues for both periods was primarily due to declines in our legacy services revenues and our data integration revenues. The decline in our legacy services revenues for both periods was attributable to a reduction in access lines and lower volumes of long-distance and access services for the reasons noted above and to reductions in the volume of private line (including special access) services. The decrease in our data integration revenues for both periods was primarily due to lower sales of customer premises equipment to governmental and business customers and to declines in maintenance services during the periods. The increase in our strategic services revenues for both periods was primarily due to increases in MPLS unit growth and higher Ethernet volumes, which were partially offset by declines in our hosting services.
Segment Expenses
Business segment expenses decreased by $17 million, or 1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $53 million, or 2%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in our business segment expenses for both periods was primarily due to reductions in salaries and wages from lower headcount, employee benefits expense and network expense, which were partially offset by increases in customer premises equipment costs and facility costs.

Segment Income
Business segment income decreased by $44 million, or 4%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $101 million, or 4%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decline in our business segment income for both periods was due predominantly to the loss of customers and lower service volumes in our legacy services.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings. We also continue to expand our other strategic product offerings. The expansion of our facilities-based video service infrastructure to new markets requires us to incur substantial start-up expenses in advance of marketing and selling the service. Also, our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering strategic services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our strategic services and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects caused by competition. These operating costs include employee costs, marketing and advertising expenses, sales commissions, modem costs, Prism TV content costs, and installation costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Customer migration and price compression from competitive pressures have not only negatively impacted our legacy revenues, but they have also negatively impacted the operating margins of our legacy services and we expect this trend to continue. Operating costs, such as installation costs and facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. The operating costs also tend to impact our strategic services margins to a greater extent than legacy services margins as noted above;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment due to the related discounts; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$682	652	30	5%
Other strategic services (2)	118	106	12	11%
Total strategic services revenues	800	758	42	6%
Legacy services
Voice services (3)	615	675	(60)	(9)%
Other legacy services (4)	79	70	9	13%
Total legacy services revenues	694	745	(51)	(7)%
Total revenues	1,494	1,503	(9)	(1)%

Segment expenses	654	636	18	3%
Segment income	$840	867	(27)	(3)%
Segment margin percentage	56%	58%

	Consumer Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$1,349	1,287	62	5%
Other strategic services (2)	225	209	16	8%
Total strategic services revenues	1,574	1,496	78	5%
Legacy services
Voice services (3)	1,249	1,363	(114)	(8)%
Other legacy services (4)	159	140	19	14%
Total legacy services revenues	1,408	1,503	(95)	(6)%
Data integration	1	1	—	—%
Total revenues	2,983	3,000	(17)	(1)%

Segment expenses	1,278	1,244	34	3%
Segment income	$1,705	1,756	(51)	(3)%
Segment margin percentage	57%	59%
_____________________________________________________________________

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue

Segment Revenues
Consumer segment revenues decreased by $9 million, or 1%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $17 million, or 1%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease in our consumer segment revenues for both periods was primarily due to the declines in our legacy services revenues, which were partially offset by increases in our strategic services revenues. The decline in our legacy services revenues for both periods was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the factors noted above. The increase in our strategic services revenues for both periods was primarily due to rate increases resulting from various pricing initiatives on broadband, Prism TV and other strategic products and services, and increases in the number of our Prism TV customers.
Segment Expenses
Consumer segment expenses increased by $18 million, or 3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and increased by $34 million, or 3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in our consumer segment expenses for both periods was primarily due to increases in costs related to Prism TV (resulting from higher content volume and rates), sales commissions, marketing and advertising expenses and professional fees, which were partially offset by reductions in salaries and wages from lower headcount and employee benefits expense.
Segment Income
Consumer segment income decreased by $27 million, or 3%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and decreased by $51 million, or 3%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The decrease for both periods was primarily due to loss of customers for legacy services and increases in the costs related to the growth in Prism TV.
Liquidity and Capital Resources
Overview
At June 30, 2016, we held cash and cash equivalents of $191 million and we had $2 billion of borrowing capacity available under our $2 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At June 30, 2016, cash and cash equivalents of $54 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
In connection with our budgeting process in early 2016, our executive officers and our Board of Directors reviewed our sources and potential uses of cash over the next several years, including among other things the effect of substantially lower levels of federal net operating loss carryforwards available for use during 2016 (as discussed further below). Generally speaking, our principal funding source is cash from operating activities and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. As discussed below, the amount we pay for income taxes and retiree healthcare benefits are expected to increase substantially in the near future.
Based on our current capital allocation objectives, during the remaining six months of 2016 we anticipate expending approximately $1.8 billion of cash for capital investment in property, plant and equipment and up to $583 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 per share and the current number of outstanding common shares. During the remainder of 2016, we have scheduled debt principal payments of approximately $11 million and capital lease and other fixed payments of approximately $39 million.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. As described further below, beginning in 2017, we expect that we will need to dedicate a larger portion of our available cash to fund payments of post-retirement health care and life insurance benefits.

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements discussed below). Based on current circumstances, we estimate that our total capital expenditures will be approximately $1.8 billion, inclusive of CAF Phase 2 related capital expenditures, for the remaining six months of 2016.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and Qwest Corporation by credit rating agencies, among other factors. We have no debt maturities due during the remainder of 2016.
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
Net Operating Loss Carryforwards
We are currently using Net Operating Loss ("NOL") carryforwards to offset some of our federal taxable income. At December 31, 2015, we had approximately $72 million of federal NOL carryforwards. Since the remainder of our NOL carryforwards are subject to the limitations imposed by section 382 of the Internal Revenue Code, we expect that the amounts of our cash flows dedicated to the payment of federal taxes will increase substantially. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. Based on current laws (including the extension of bonus depreciation) and circumstances applied to estimates of 2016 earnings, we estimate our cash income tax liability related to 2016 will be between $400 million to $500 million.
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

Credit Facility
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At June 30, 2016, we had no borrowings and no amounts of letters of credit outstanding under the Credit Facility.
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
Term Loans, Revolving Line of Credit and Revolving Letter of Credit
At June 30, 2016, CenturyLink, Inc. owed $347 million under a term loan maturing in 2019 and Qwest Corporation owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. The amount available under this $100 million uncommitted revolving line of credit is reduced by any amounts that we then owe to this one lender under the Credit Facility. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At June 30, 2016 we had no borrowings outstanding under this uncommitted revolving line of credit.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At June 30, 2016, our outstanding letters of credit totaled $109 million under this facility.
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

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2015, the fair value of these trust assets was approximately $193 million. Although most of these assets are relatively liquid, a small portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in these trusts will be substantially depleted in providing continuing reimbursements for covered post-retirement health care costs in 2016. Thereafter, covered benefits will be paid either directly by us or from these trusts as the remaining assets become liquid. As described further in our Annual Report on Form 10-K for the year ended December 31, 2015, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $116 million, $88 million and $157 million for the years ended December 31, 2015, 2014 and 2013, respectively, while the amounts paid from the trust were $163 million, $219 million and $136 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, see Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015.
For 2016, our estimated annual long-term rate of return is 7.0% for both the pension plan trust assets and post-retirement plans trust assets, based on the assets currently held. However, actual returns could be substantially different.
Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In late 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time cumulative catch-up payment from the FCC in the third quarter of 2015, and, as a result, we do not expect our funding from the CAF Phase 2 support program to materially change our operating revenues for the full year 2016 when compared to the full year 2015.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build infrastructure over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the second round of the first phase of the CAF program, we received $40 million in funding for deployment of broadband services in rural areas. For various reasons, we failed to meet certain broadband deployment requirements by specified deadlines, but we are currently developing alternate solutions, which may satisfy some or all of the requirements. If the FCC does not recognize our alternate deployment plans or grant us an extension of time to fulfill the deployment requirements, we anticipate that we will be requested to refund a substantial portion of the $40 million in funding we received. As of June 30, 2016, we have included approximately $23 million of CAF 1 Round 2 funding in other current liabilities and the remaining approximately $17 million of funding in other noncurrent liabilities on our consolidated balance sheet.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$2,601	2,481	120
Net cash used in investing activities	(1,279)	(1,258)	21
Net cash used in financing activities	(1,257)	(1,196)	61

Net cash provided by operating activities increased by $120 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to positive variances in changes in accounts payable and accrued income and other taxes, which were partially offset by negative variances in changes in accounts receivable and net income adjusted for non-cash items. Our net income adjusted for non-cash items for the first six months of 2016 includes the cash received from the CAF Phase 2 support program, which was $110 million greater than the cash we received in the first six months of 2015. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities increased by $21 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase in cash used in acquisitions during the first half of 2016.
Net cash used in financing activities increased by $61 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to an increase in net debt paydowns, which was partially offset by a reduction of common stock repurchases.
On June 1, 2016, Embarq Corporation paid at maturity the $1.184 billion principal amount and accrued and unpaid interest due under its 7.082% Notes.
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
In April 2016, CenturyLink, Inc. issued $1 billion aggregate principal amount of 7.5% Notes due in 2024, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $988 million. For additional information on the terms of our 7.5% Notes due in 2024, see Note 2—Long-Term Debt and Credit Facilities.
In January 2016, Qwest Corporation issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $227 million. For additional information on the terms of Qwest Corporation's 7% Notes due in 2056, see Note 2—Long-Term Debt and Credit Facilities.
Other Matters
In February 2015, the FCC adopted new regulations that regulate broadband services as a public utility under Title II of the Communications Act. In light of pending litigation, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations; however, we currently expect that they will negatively impact our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
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
In November 2015, we announced that we have retained financial advisors to assist in the exploration of strategic alternatives for our data centers and colocation business operations. Our review of strategic alternatives has assessed a wide range of options, including, but not limited to, a partnership or joint venture, a sale of all or a portion of the data centers, as well as keeping some or all of these assets and operations as part of our portfolio. This process continues. Strategic services revenues generated from our colocation services were approximately $311 million and $312 million for the six months ended June 30, 2016 and 2015, respectively.

The following table presents additional metrics related to our data centers:

	As of June 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Hosting Data Center Metrics
Number of data centers (1)	58	59	(1)	(2)%
Sellable square feet, million sq ft	1.55	1.57	(0.02)	(1)%
Billed square feet, million sq feet	1.02	1.01	0.01	1%
Utilization	66%	64%	2%	3%
______________________________________________________________________

(1)	We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services or both.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, primarily the British Pound and secondarily the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, future volatility in exchange rates and an increase in the number of transactions could adversely impact our consolidated results of operations.
We do not believe that there were any material changes to market risks arising from changes in interest rates or fluctuations in foreign currencies for the six months ended June 30, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2016.
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

In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, periodic share repurchases, periodic pension contributions and other benefits payments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us; changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of terrorism, adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions (including uncertainty about the long-term prospects of the European Union, China and certain other economies), or in public policy; and other risks referenced in Item 1A or elsewhere in this Quarterly Report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our customers for wireline voice services, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Competition" under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Some of our current and potential competitors (i) offer products or services that are substitutes for our wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, including faster average broadband transmission speeds and greater content, (iv) offer shorter installation intervals, allowing customers to begin receiving services sooner after ordering, (v) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (vi) have larger or more diverse networks with greater transmission capacity or more or larger data centers, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to offer higher compensation packages in connection with recruiting and retaining top technological, managerial and operational talent. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of acquisition or other opportunities more readily. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.

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
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our access lines, long-distance revenues and network access revenues. We have also experienced a decline in our private line revenues due to our customers' optimization of their networks, industry consolidation, price compression and technological migration to higher-speed services.
We have taken a variety of steps to counter these declines in our legacy services revenues, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale and strengthen our product offerings, including new products and services.
However, for the reasons described elsewhere in this report, most of our strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to our newer strategic product and service offerings. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.
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
As noted in the risk factor disclosures appearing above and below, changes in competition, technology, regulation and demand for our legacy services continue to place downward pressure on our consolidated revenues and cash flows. During each of 2015, 2014 and 2013, we experienced declines in revenues and net cash provided by operating activities as compared to prior years. Our cash flows will be further impacted by other changes discussed herein, including anticipated increases in our cash tax payments due to our impending depletion of substantially all of our net operating loss carryforwards and additional post-retirement health care payments as a result of our depletion of substantially all of the post-retirement benefit plan trust assets.
We rely upon our consolidated revenues and cash flows to fund our commitments and business objectives, including without limitation, funding our capital expenditures, operating costs, debt repayments, dividends, periodic share repurchases, periodic pension contributions and other benefits payments. We cannot assure you that our future cash flows will be sufficient to fund all of our cash requirements in the manner currently contemplated. Our inability to fund certain of these payments could have an adverse impact on our business, operations or competitive position or on the value of our securities.

We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
We are materially reliant upon our networks, information technology infrastructure (including data centers) and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of sensitive and proprietary information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business customers (which includes our wholesale and governmental customers) could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
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
Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
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
Due to these factors, from time to time in the ordinary course of our business we experience short disruptions in our service, and could experience more significant disruptions in the future.
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
Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these newer services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. While we believe demand for these services may drive broadband customers to pay for faster broadband speeds, competitive or regulatory constraints may preclude us from recovering the costs of the necessary network investments. This could result in an adverse impact to our operating margins, results of operations, financial condition and cash flows.
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
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” included in Item 2 of Part I of this report.

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
We lease most of our data centers. Although the majority of these leases provide us with the opportunity to renew the lease, many of these renewal options provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. We cannot assure you that our data centers in the future will have access to sufficient space or power on attractive terms, or at all.
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
As of June 30, 2016, approximately 37% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of global factors (including uncertainty about the long-term prospects of the European Union, China and certain other economies) may result in a prolonged period of economic stagnation, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered substantial budget cuts in recent years. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, if current economic conditions persist or decline, our operating results, financial condition, and liquidity could be adversely affected.
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
Risks associated with recent changes in regulation. Historically, our financial performance has been substantially impacted by various aspects of federal regulation, including our receipt in the past of significant universal service payments designed to promote rural telephony. In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (“the 2011 order”) intended to comprehensively reform the existing regulatory regime to focus support on networks capable of providing new technologies, including VoIP and other broadband services, and re-direct federal universal service funding to foster nationwide voice and broadband infrastructure. The 2011 order provides for a multi-year transition as intercarrier compensation charges are reduced, federal universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end-user customers are gradually increased. These changes have, among other things, fundamentally altered the manner in which federal subsidies are calculated and disbursed to us (including terminating substantially all of the old universal service payments paid to us under predecessor support programs), and have substantially increased the pace of reductions in the amount of switched access revenues we receive from our wholesale customers. We expect our participation in the FCC's CAF Phase 2 support program will significantly impact our financial results and capital expenditures in the coming years. For more information, see "Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
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

In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. In second quarter of 2016, the FCC concluded its special access tariff investigation and initiated a Notice of Proposed Rulemaking ("NPRM") to consider changes in Business Data Services ("BDS") regulation. The results of the special access tariff investigation should not have a material impact on us. Several rules changes are being evaluated in the Business Data Services NPRM that may or may not have a material adverse impact on our financial results. The FCC is considering redefining which markets are subject to BDS regulation, broadband speed thresholds that trigger BDS regulation and potential productivity factors that may be limited to specific services or geographies. Given the inextricably intertwined nature of the issues under review in the BDS rulemaking, we will be unable to determine the NPRM’s impact until a final FCC order is issued. The FCC has signaled its desire to issue a BDS order by year end 2016. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
Our participation in the CAF Phase 2 support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. The amount of these penalties could be material. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects.
“Open Internet” regulation could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality broadband service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In 2015, the FCC adopted new regulations that regulate broadband services as a public utility under Title II of the Communications Act. Several companies, including us, have initiated judicial actions challenging the new regulations, which remain pending. The ultimate impact of the new regulations will depend on several factors, including the results of pending litigation and the manner in which the new regulations are implemented and enforced. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. It is possible that Congress, the FCC or the courts could take further action in the future to modify regulations affecting the provision of broadband Internet services.
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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, are increasing our legal and financial compliance costs and making some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.
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
We continue to carry significant debt. As of June 30, 2016, the aggregate principal amount of our consolidated long-term debt excluding unamortized discounts, net, and unamortized debt issuance costs, was approximately $19.940 billion. As of the date of this report, approximately $1.946 billion aggregate principal amount of our consolidated debt securities, excluding capital lease and other obligations, is scheduled to mature prior to June 30, 2019. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
As noted above, if we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all.

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
We cannot assure you that we will continue paying dividends at the current rates, or at all.
For the reasons noted below, we cannot assure you that we will continue periodic dividends on our capital stock at the current rates, or at all.
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
We cannot assure you whether, when or in what amounts we will be able to use our net operating loss carryforwards, or when they will be depleted.
At December 31, 2015, we had approximately $72 million of federal net operating loss carryforward, or NOL carryforward, which relate primarily to pre-acquisition losses of Qwest Communications International Inc. ("Qwest"). Under certain circumstances, these NOL carryforwards can be used to offset a portion of our future federal taxable income. The acquisitions of Qwest, SAVVIS, Inc. ("Savvis") and other corporations caused “ownership changes” under federal tax laws relating to the post-acquisition use of NOL carryforwards and other federal tax attributes. As a result, these laws could limit our ability to use the federal NOL carryforwards and certain other federal tax attributes of each of those corporations. Further limitations could apply if we are deemed to undergo an ownership change in the future. Based on current laws and circumstances, we expect to use substantially all of the aforementioned federal NOL carryforwards from 2016 through 2032.
Additionally, at December 31, 2015, we had state NOL carryforwards of approximately $13 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2015, these state NOL carryforwards had a net tax benefit (before valuation allowance) of approximately $444 million.
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
With approximately 43,000 employees, approximately 68,000 pension retirees and approximately 14,000 former employees with vested benefits participating in our benefit plans as of December 31, 2015, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;

•	changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our pension and other post-retirement plans;

•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•	increasing longevity of our employees and retirees;

•	the continuing implementation of the Patient Protection and Affordable Care Act, and the related reconciliation act and regulations promulgated thereunder;

•	increases in the number of retirees who elect to receive lump sum benefit payments;

•
increases in insurance premiums we are required to pay to the Pension Benefit Guaranty Corporation, an independent agency of the United States government that must cover its own underfunded status by collecting premiums from an ever shrinking population of pension plans that are qualified under the U.S. tax code;

•	changes in plan benefits; and

•	changes in funding laws or regulations.
Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows available for other purposes. Similarly, depletion of assets placed in trust by us to fund these benefits, such as those discussed elsewhere herein, will similarly reduce our liquidity by reducing our cash flows available for other purposes.

As of December 31, 2015, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 7—Employee Benefits to our consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 2 of Part I of this report.
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
As of June 30, 2016, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2016 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2016	1,602	$31.91
May 2016	67,584	27.08
June 2016	18,236	28.02
Total	87,422

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

(iii).
Eighth Supplemental Indenture, dated as of September 21, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 20, 2011).

Exhibit Number	Description
(iv).
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

(v).
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

(vi).
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

(vii).
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

(viii).
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

(ix).
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

(x).
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

i.
CenturyLink 2011 Equity Incentive Plan, as amended through May 18, 2016 (incorporated by reference to Appendix A of CenturyLink, Inc.'s Proxy Statement for its 2016 Annual Meeting of Shareholders (File No. 001-07784) filed with the Securities and Exchange Commission on April 5, 2016).

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

e.
SAVVIS, Inc. Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on May 5, 2006), as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.6 of SAVVIS, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on February 26, 2007); Amendment No. 2 (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 15, 2007); Amendment No. 3 (incorporated by reference to Exhibit 10.3 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-29375) filed with the Securities and Exchange Commission on July 31, 2007; Amendment No. 4 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (file No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009); and Amendment No. 5 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2016.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)