Form 10-Q
period 2016-09-30
CENTURYLINK, INC
filed 2016-11-04
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On October 27, 2016, there were 546,690,239 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$4,382	4,554	13,181	13,424
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,996	1,993	5,845	5,863
Selling, general and administrative	796	857	2,439	2,571
Depreciation and amortization	995	1,048	2,958	3,136
Total operating expenses	3,787	3,898	11,242	11,570
OPERATING INCOME	595	656	1,939	1,854
OTHER (EXPENSE) INCOME
Interest expense	(327)	(329)	(998)	(984)
Other (expense) income, net	(19)	2	5	16
Total other expense, net	(346)	(327)	(993)	(968)
INCOME BEFORE INCOME TAX EXPENSE	249	329	946	886
Income tax expense	97	124	362	346
NET INCOME	$152	205	584	540
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.28	0.37	1.08	0.97
DILUTED	$0.28	0.37	1.08	0.97
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.62	1.62
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	539,806	554,897	539,411	558,502
DILUTED	540,917	555,156	540,493	559,293
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
NET INCOME	$152	205	584	540
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(16), $(16), $(49) and $(46) tax	28	24	82	74
Change in net prior service costs, net of $(1), $(3), $(3) and $(8) tax	2	4	6	12
Foreign currency translation adjustment and other, net of $—, $—, $— and $— tax	(4)	(10)	(9)	(10)
Other comprehensive income	26	18	79	76
COMPREHENSIVE INCOME	$178	223	663	616
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2016	As of December 31, 2015
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$140	126
Accounts receivable, less allowance of $173 and $152	1,957	1,943
Other	631	581
Total current assets	2,728	2,650
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	40,304	38,785
Accumulated depreciation	(22,464)	(20,716)
Net property, plant and equipment	17,840	18,069
GOODWILL AND OTHER ASSETS
Goodwill	20,766	20,742
Customer relationships, less accumulated amortization of $6,322 and $5,648	3,254	3,928
Other intangible assets, less accumulated amortization of $1,980 and $1,798	1,518	1,555
Other, net	690	660
Total goodwill and other assets	26,228	26,885
TOTAL ASSETS	$46,796	47,604
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,534	1,503
Accounts payable	1,036	968
Accrued expenses and other liabilities
Salaries and benefits	548	602
Income and other taxes	330	318
Interest	320	250
Other	255	220
Advance billings and customer deposits	710	743
Total current liabilities	4,733	4,604
LONG-TERM DEBT	18,184	18,722
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,653	3,569
Benefit plan obligations, net	5,228	5,511
Other	1,106	1,138
Total deferred credits and other liabilities	9,987	10,218
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 546,690 and 543,800 shares	547	544
Additional paid-in capital	15,121	15,178
Accumulated other comprehensive loss	(1,855)	(1,934)
Retained earnings	79	272
Total stockholders' equity	13,892	14,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,796	47,604
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$584	540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,958	3,136
Impairment of assets	1	9
Deferred income taxes	32	93
Provision for uncollectible accounts	144	128
Net long-term debt issuance costs and premium amortization	2	(3)
Net loss on early retirement of debt	27	—
Share-based compensation	60	57
Changes in current assets and liabilities:
Accounts receivable	(158)	(91)
Accounts payable	52	(84)
Accrued income and other taxes	1	250
Other current assets and liabilities, net	(24)	123
Retirement benefits	(143)	(134)
Changes in other noncurrent assets and liabilities, net	(41)	(54)
Other, net	17	(14)
Net cash provided by operating activities	3,512	3,956
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,010)	(2,039)
Cash paid for acquisitions	(24)	(4)
Proceeds from sale of property	22	29
Other, net	—	(8)
Net cash used in investing activities	(2,012)	(2,022)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,161	990
Payments of long-term debt	(2,436)	(535)
Net payments on credit facility and revolving line of credit	(325)	(725)
Dividends paid	(876)	(905)
Proceeds from issuance of common stock	5	11
Repurchase of common stock and shares withheld to satisfy tax withholdings	(15)	(541)
Other, net	—	(2)
Net cash used in financing activities	(1,486)	(1,707)
Net increase in cash and cash equivalents	14	227
Cash and cash equivalents at beginning of period	126	128
Cash and cash equivalents at end of period	$140	355
Supplemental cash flow information:
Income taxes paid, net	$(344)	(54)
Interest paid (net of capitalized interest of $38 and $41)	$(922)	(914)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$544	569
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3	2
Repurchase of common stock	—	(17)
Balance at end of period	547	554
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	15,178	16,324
Issuance of common stock through dividend reinvestment, incentive and benefit plans	5	9
Repurchase of common stock	—	(518)
Shares withheld to satisfy tax withholdings	(15)	(18)
Share-based compensation and other, net	59	58
Dividends declared	(106)	(395)
Balance at end of period	15,121	15,460
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,934)	(2,017)
Other comprehensive income	79	76
Balance at end of period	(1,855)	(1,941)
RETAINED EARNINGS
Balance at beginning of period	272	147
Net income	584	540
Dividends declared	(777)	(510)
Balance at end of period	79	177
TOTAL STOCKHOLDERS' EQUITY	$13,892	14,250
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
Our consolidated balance sheet as of December 31, 2015, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations for the first nine months of the year are not necessarily indicative of the consolidated results of operations that might be expected for the entire year, and the net cash provided by operating activities for the first nine months of the year, in particular, may not be indicative of the net cash that will be provided by operating activities in the last three months of the year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.
To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other (expense) income, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other, net financing activities.
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
Connect America Fund
In 2015, we accepted funding from the Federal Communications Commission's ("FCC") Connect America Fund ("CAF") of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states will substantially supplant funding from the interstate Universal Service Fund ("USF") high-cost program that we previously utilized to support voice services in high-cost rural markets. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time transitional payment of $127 million from the FCC in the third quarter of 2015, of which $112 million was attributable to the first six months of 2015. The transitional payment was designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. Consequently, we do not expect funding from the CAF Phase 2 support program (including the prior USF funding) to materially change our other operating revenues for the full year 2016 when compared to the full year 2015.

Recent Accounting Pronouncements
Financial Instruments
On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption.
Share-based Compensation
On March 30, 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 is effective as of January 1, 2017, but early adoption may be elected. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We will implement this new standard on its effective date, but we have not determined if we will retrospectively apply the requirements when allowed.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: 1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payments and the associated tax deduction from additional paid-in capital to income tax expense; 2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and 3) an optional accounting policy election to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. Although these provisions would not have had a material impact on our previously-issued financial statements, we cannot provide any assurance regarding their future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
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
We are currently evaluating our existing lease accounting systems to determine whether our current systems will support the new accounting requirements or if upgrades or new systems will be required, and we are in the process of developing an implementation plan. We are also currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this report, we cannot provide any estimate of the impact of adopting ASU 2016-02.
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

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have not yet decided which implementation method we will adopt. We have completed our initial assessment of our business and systems requirements and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. We continue to work on developing estimates of the impact of ASU 2014-09 on the timing of our revenue recognition but cannot currently provide a reasonably accurate estimate of its impact.
(2) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisting of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and its subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of September 30, 2016	As of December 31, 2015
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$8,975	7,975
Credit facility and revolving line of credit(1)	2.274% - 4.250%	2019	85	410
Term loan	2.280%	2019	341	358
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 7.750%	2017 - 2056	7,259	7,229
Term loan	2.280%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior note	7.995%	2036	1,485	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	228	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	441	425
Unamortized discounts, net			(131)	(125)
Unamortized debt issuance costs			(196)	(179)
Total long-term debt			19,718	20,225
Less current maturities			(1,534)	(1,503)
Long-term debt, excluding current maturities			$18,184	18,722
______________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at September 30, 2016 and December 31, 2015 was $85 million and $410 million, respectively, with a weighted-average interest rate of 2.507% and 2.756%, respectively. These amounts change on a regular basis.

New Issuances
On August 22, 2016, Qwest Corporation issued $978 million aggregate principal amount of 6.5% Notes due 2056, including $128 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $946 million. All of the 6.5% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after September 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On April 6, 2016, CenturyLink, Inc. issued $1 billion aggregate principal amount of 7.5% Notes due 2024, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $988 million. All of the 7.5% Notes are unsecured obligations and may be redeemed by CenturyLink, Inc., in whole or in part, on or after January 1, 2024, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. At any time before January 1, 2024, the Notes are redeemable, in whole or in part, at CenturyLink, Inc.'s option, at a redemption price equal to the greater of 100% of the principal amount of the Notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted to the redemption date in the manner described in the Notes, plus accrued and unpaid interest to the redemption date. In addition, at any time on or prior to April 1, 2019, CenturyLink, Inc. may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of certain equity offerings. Under certain circumstances, CenturyLink, Inc. will be required to make an offer to repurchase the Notes at a price of 101% of the aggregate principal amount plus accrued and unpaid interest to the repurchase date.
On January 29, 2016, Qwest Corporation issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $227 million. All of the 7% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after February 1, 2021, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
On September 19, 2016, a subsidiary of Embarq Corporation redeemed all of the less than $4 million of its 8.77% Notes due 2017, which resulted in an immaterial loss.
On September 15, 2016, Qwest Corporation redeemed $287 million of its 7.5% Notes due 2051, which resulted in a loss of $9 million.
On August 29, 2016, Qwest Corporation redeemed all $661 million of its 7.375% Notes due 2051, which resulted in a loss of $18 million.
On June 1, 2016, Embarq Corporation paid at maturity the $1.184 billion principal amount and accrued and unpaid interest due under its 7.082% Notes.
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
Covenants
As of September 30, 2016, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.
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
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As noted in Note 7—Segment Information, we do not allocate these severance expenses to our segments.

We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities - other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At September 30, 2016, the current and noncurrent portions of our leased real estate accrual were $8 million and $61 million, respectively. The remaining lease terms range from 0.1 to 9.2 years, with a weighted-average of 8.0 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2015	$14	80
Accrued to expense	25	3
Payments, net	(30)	(16)
Reversals and adjustments	—	2
Balance at September 30, 2016	$9	69
(4) Employee Benefits
Net periodic (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$16	20	48	62
Interest cost	107	142	321	425
Expected return on plan assets	(183)	(224)	(550)	(673)
Recognition of prior service (credit) cost	(2)	1	(6)	4
Recognition of actuarial loss	44	40	131	120
Net periodic pension benefit income	$(18)	(21)	(56)	(62)
Net periodic expense (income) for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Service cost	$4	6	14	18
Interest cost	29	35	84	105
Expected return on plan assets	(2)	(6)	(6)	(16)
Recognition of prior service cost	5	6	15	16
Net periodic post-retirement benefit expense	$36	41	107	123
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2016. However, we made a voluntary contribution to the trust of $100 million during the third quarter of 2016.

(5) Earnings Per Common Share
Basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$152	205	584	540
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	152	205	584	540
Net income as adjusted for purposes of computing diluted earnings per common share	$152	205	584	540
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	546,310	559,991	545,715	563,391
Non-vested restricted stock	(6,504)	(5,094)	(6,304)	(4,889)
Weighted-average shares outstanding for computing basic earnings per common share	539,806	554,897	539,411	558,502
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	1,101	249	1,072	781
Number of shares as adjusted for purposes of computing diluted earnings per common share	540,917	555,156	540,493	559,293
Basic earnings per common share	$0.28	0.37	1.08	0.97
Diluted earnings per common share	$0.28	0.37	1.08	0.97
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 2.7 million and 3.1 million for the three months ended September 30, 2016 and 2015, respectively, and averaged 3.3 million and 2.5 million for the nine months ended September 30, 2016 and 2015, respectively.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of September 30, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,277	20,076	19,800	19,473
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

The results of our business and consumer segments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total segment revenues	$4,078	4,145	12,262	12,500
Total segment expenses	2,200	2,165	6,392	6,376
Total segment income	$1,878	1,980	5,870	6,124
Total margin percentage	46%	48%	48%	49%

Business segment:
Revenues	$2,606	2,636	7,807	7,991
Expenses	1,544	1,528	4,458	4,495
Income	$1,062	1,108	3,349	3,496
Margin percentage	41%	42%	43%	44%
Consumer segment:
Revenues	$1,472	1,509	4,455	4,509
Expenses	656	637	1,934	1,881
Income	$816	872	2,521	2,628
Margin percentage	55%	58%	57%	58%

Changes in Segment Reporting
We continually review, evaluate and refine our expense allocations to better reflect how we view and manage our operations, and as a result, during the first half of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments. We have recast our previously-reported segment results for the three and nine months ended September 30, 2015, to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

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
For the three months ended September 30, 2015, the segment expense recast resulted in an increase in consumer expenses of $15 million and a decrease in business expenses of $13 million. For the nine months ended September 30, 2015, the segment expense recast resulted in an increase in consumer expenses of $53 million and a decrease in business expenses of $55 million.
Product and Service Categories
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are more closely aligned with our legacy services than with our strategic services. As a result, we reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $389 million and $1.207 billion (net of $2 million and $6 million of deferred revenue included in other business legacy services) for the three and nine months ended September 30, 2015, respectively. In addition, our business broadband services remain a strategic service and are included in our other business strategic services.
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), VoIP, information technology and other ancillary services;

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

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Strategic services
Business high-bandwidth data services (1)	$744	699	2,235	2,083
Business hosting services (2)	303	324	915	961
Other business strategic services (3)	179	143	521	458
Consumer broadband services (4)	674	658	2,023	1,945
Other consumer strategic services (5)	115	105	340	314
Total strategic services revenues	2,015	1,929	6,034	5,761

Legacy services
Business voice services (6)	601	638	1,834	1,956
Business low-bandwidth data services (7)	339	391	1,057	1,213
Other business legacy services (8)	277	288	844	885
Consumer voice services (6)	605	664	1,854	2,027
Other consumer legacy services (9)	78	81	237	221
Total legacy services revenues	1,900	2,062	5,826	6,302

Data integration
Business data integration	163	153	401	435
Consumer data integration	—	1	1	2
Total data integration revenues	163	154	402	437

Other revenues
High-cost support revenue (10)	171	284	518	550
Other revenue (11)	133	125	401	374
Total other revenues	304	409	919	924

Total revenues	$4,382	4,554	13,181	13,424
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes broadband and related services revenue
(5)	Includes video and other revenue
(6)	Includes local and long-distance voice revenue
(7)	Includes private line (including special access) revenue
(8)	Includes UNEs, public access, switched access and other ancillary revenue
(9)	Includes other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $144 million and $137 million for the three months ended September 30, 2016 and 2015, respectively, and $435 million and $411 million for the nine months ended September 30, 2016 and 2015, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
The following table reconciles segment income to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total segment income	$1,878	1,980	5,870	6,124
Other operating revenues	304	409	919	924
Depreciation and amortization	(995)	(1,048)	(2,958)	(3,136)
Other unassigned operating expenses	(592)	(685)	(1,892)	(2,058)
Interest expense and other (expense) income, net	(346)	(327)	(993)	(968)
Income tax expense	(97)	(124)	(362)	(346)
Net income	$152	205	584	540
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
Pending Matters
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The court certified classes on the claims for vested benefits and age discrimination, but rejected class certification on the claims for breach of fiduciary duty. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs alleged breach of fiduciary duty in connection with the changes in retiree benefits that were at issue in Fulghum. After extensive district court proceedings in Fulghum, and an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit, defendants prevailed in 2015 on all age discrimination claims and on the majority of claims for vested benefits. The district court in Fulghum subsequently granted judgment in favor of defendants on all remaining vested benefits claims, and in July 2016 ordered that any affected class members could appeal this ruling. No appeal was taken, and all claims for vested benefits thus have lapsed. On August 31, 2016, the parties reached a settlement in principle on all remaining claims in Fulghum and Abbott. Assuming its terms are successfully implemented, we believe the settlement is likely to be final in mid 2017. We have accrued a liability that we believe is probable for these matters; the amount is not material to our consolidated financial statements.
On July 16, 2013, Comcast MO Group, Inc. ("Comcast") filed a lawsuit in Colorado state court against Qwest Communications International, Inc. ("Qwest"). Comcast alleges Qwest breached the parties' 1998 tax sharing agreement ("TSA") when it refused to partially indemnify Comcast for a tax liability settlement Comcast reached with the Commonwealth of Massachusetts in a dispute to which we were not a party. Comcast seeks approximately $80 million in damages, excluding interest. Qwest and Comcast are parties to the TSA in their capacities as successors to the TSA's original parties, U S WEST, Inc., a telecommunications company, and MediaOne Group, Inc., a cable television company, respectively. In October 2014, the state court granted summary judgment in Qwest's favor. In December 2015, the Colorado Court of Appeals affirmed the judgment. On October 3, 2016, the Colorado Supreme Court denied Comcast's petition to review the Court of Appeals judgment. We have not accrued a liability for this matter because we do not believe that liability is probable.
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
(9) Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of September 30, 2016	As of December 31, 2015
	(Dollars in millions)
Prepaid expenses	$271	238
Materials, supplies and inventory	136	144
Assets held for sale	1	8
Deferred activation and installation charges	111	105
Other	112	86
Total other current assets	$631	581

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of September 30, 2016	As of December 31, 2015
	(Dollars in millions)
Accounts payable	$1,036	968
Other current liabilities:
Accrued rent	$29	32
Legal contingencies	46	20
Other	180	168
Total other current liabilities	$255	220
Included in accounts payable at September 30, 2016 and December 31, 2015, were (i) $59 million and $68 million, respectively, representing book overdrafts and (ii) $110 million and $94 million, respectively, associated with capital expenditures.
Other Information
During the nine months ended September 30, 2016, we made three small acquisitions for total consideration of $24 million, including immaterial future cash payments, of which substantially all of the $24 million has initially been attributed to goodwill. These acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The majority of the goodwill is attributed primarily to expected future increases in business segment revenue from the sale of new products. The majority of the goodwill from these acquisitions is expected to be deductible for tax purposes.

(10) Accumulated Other Comprehensive Loss
Information Relating to 2016
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2016:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2016	$(1,663)	(174)	(44)	(1,881)
Other comprehensive income (loss) before reclassifications	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive income	26	4	—	30
Net current-period other comprehensive income	26	4	(4)	26
Balance at September 30, 2016	$(1,637)	(170)	(48)	(1,855)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2015	$(1,715)	(180)	(39)	(1,934)
Other comprehensive income (loss) before reclassifications	—	—	(9)	(9)
Amounts reclassified from accumulated other comprehensive income	78	10	—	88
Net current-period other comprehensive income	78	10	(9)	79
Balance at September 30, 2016	$(1,637)	(170)	(48)	(1,855)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2016:

Three Months Ended September 30, 2016	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(44)	See Note 4-Employee Benefits
Prior service cost	(3)	See Note 4-Employee Benefits
Total before tax	(47)
Income tax benefit	17	Income tax expense
Net of tax	$(30)

Nine Months Ended September 30, 2016	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(131)	See Note 4-Employee Benefits
Prior service cost	(9)	See Note 4-Employee Benefits
Total before tax	(140)
Income tax benefit	52	Income tax expense
Net of tax	$(88)
Information Relating to 2015
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended months ended September 30, 2015:

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
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended months ended September 30, 2015:

Three Months Ended September 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(40)	See Note 4-Employee Benefits
Prior service cost	(7)	See Note 4-Employee Benefits
Total before tax	(47)
Income tax benefit	19	Income tax expense
Net of tax	$(28)

Nine Months Ended September 30, 2015	(Decrease) Increase in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$(120)	See Note 4-Employee Benefits
Prior service cost	(20)	See Note 4-Employee Benefits
Total before tax	(140)
Income tax benefit	54	Income tax expense
Net of tax	$(86)

(11) Labor Union Contracts
Over 37% of our employees are members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. Approximately 11,000, or 26%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017.
(12) Subsequent Events
Colocation Transaction
On November 3, 2016, we entered into a definitive stock purchase agreement with a consortium led by BC Partners, Inc. and Medina Capital ("Purchaser") under which we propose to sell our data centers and colocation business for cash and equity valued at $2.3 billion, subject to offsets for the capital lease obligations described below and various working capital and other adjustments. The assets that will be sold and the liabilities to be assumed are currently included in our continuing operations. As part of the transaction, Purchaser will assume our capital lease obligations, which amounted to $320 million as of September 30, 2016, related to the properties that we will sell. The parties anticipate closing the transaction in the first quarter of 2017. The transaction is subject to regulatory approvals, including filings under the Hart-Scott-Robino Antitrust Improvement Act and a review by the Committee of Foreign Investments in the United States, as well as other customary closing conditions.
The transaction will result in Purchaser acquiring 57 data centers. This business generated revenues of $626 million, excluding revenue with affiliates, for us in 2015. We have not yet determined the final pre-tax gain or loss on the transaction as a result of various allocations, primarily attributable to intangibles and goodwill, required as part of carving these assets out of CenturyLink. However, it is possible that the transaction could result in a pre-tax loss that is material. Additionally, as a result of the final structure of the agreement, we are in the process of determining the total tax impact of the divestiture and related restructuring, which is likely to be material, but we are unable to currently estimate a reasonably accurate estimate of its impact.
Level 3 Transaction
On October 31, 2016, we entered into a definitive merger agreement under which we propose to acquire Level 3 Communications, Inc. (“Level 3”) in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and a fixed exchange ratio of 1.4286 CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own 51% and Level 3 shareholders are expected to own 49% of the combined company at closing. On September 30, 2016, Level 3 had outstanding $10.9 billion of long-term debt.
Completion of the transaction is subject to the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as approvals from the Federal Communications Commission and certain state regulatory approvals. The transaction is also subject to the approval of CenturyLink and Level 3 shareholders, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction by the end of the third quarter 2017. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Level 3 a termination fee of $472 million and Level 3 may be obligated to pay CenturyLink a termination fee of $738 million.

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2015, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations that might be expected for the entire year, and the net cash provided by operating activities for the first nine months of the year, in particular, may not be indicative of the net cash that will be provided by operating activities in the last three months of the year.
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
At September 30, 2016, we operated approximately 11.2 million access lines in 37 states, and served approximately 6.0 million broadband subscribers and approximately 318 thousand Prism TV subscribers. We also operated 58 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, broadband subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", and our methodology for counting Prism TV subscribers may not be comparable to those of other companies.
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

Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions except per share amounts)
Operating revenues	$4,382	4,554	13,181	13,424
Operating expenses	3,787	3,898	11,242	11,570
Operating income	595	656	1,939	1,854
Interest expense and other (expense) income, net	(346)	(327)	(993)	(968)
Income tax expense	97	124	362	346
Net income	$152	205	584	540
Basic earnings per common share	$0.28	0.37	1.08	0.97
Diluted earnings per common share	$0.28	0.37	1.08	0.97
The following table summarizes our access lines, broadband subscribers, Prism TV subscribers, data centers and number of employees:

	As of September 30,		Increase / (Decrease)	% Change
	2016	2015
	(in thousands except for data centers, which are actual amounts)
Operational metrics:
Total access lines (1)	11,231	11,915	(684)	(6)%
Total broadband subscribers (1)	5,950	6,071	(121)	(2)%
Total Prism TV subscribers	318	269	49	18%
Total data centers (2)	58	59	(1)	(2)%
Total employees	42.5	43.1	(0.6)	(1)%
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

Operating Revenues
From time to time, we may change the categorization of our products and services. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 7—Segment Information, these operating revenues are reflected as legacy services.
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), VoIP, information technology and other ancillary services;

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

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$2,015	1,929	86	4%
Legacy services	1,900	2,062	(162)	(8)%
Data integration	163	154	9	6%
Other	304	409	(105)	(26)%
Total operating revenues	$4,382	4,554	(172)	(4)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$6,034	5,761	273	5%
Legacy services	5,826	6,302	(476)	(8)%
Data integration	402	437	(35)	(8)%
Other	919	924	(5)	(1)%
Total operating revenues	$13,181	13,424	(243)	(2)%

Our total operating revenues decreased by $172 million, or 4%, and decreased by $243 million, or 2%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The decrease in our total operating revenues for both periods was primarily due to lower legacy services revenues, which decreased by $162 million, or 8%, and $476 million, or 8%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The decline in our legacy services revenues for both periods reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including special access) services. We estimate that the rate of our access lines losses will be between 5.0% and 6.0% over the full year of 2016. The growth in our strategic services revenues for both periods was primarily due to increased demand for our Ethernet, MPLS and facilities-based video services and price increases on broadband services, which were partially offset by declines in our hosting services and losses of broadband customers. Data integration revenues, which is typically more volatile than our other sources of revenues, increased by $9 million, or 6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in our data integration revenues was primarily due to increases in governmental and business sales and maintenance services. Data integration revenues decreased by $35 million, or 8%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in data integration revenues was primarily due to declines in governmental and business sales and maintenance services. Other operating revenues decreased by $105 million, or 26%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to the FCC CAF Phase 2 one-time transitional payment received in the third quarter of 2015. See Note 1—Basis of Presentation for additional information on the CAF Phase 2 program. Other operating revenues decreased by $5 million, or 1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to lower revenues from intrastate universal service fund and CAF Phase 2 funding associated with a phase down in funding in certain census areas, which were partially offset by higher USF surcharge revenues related to increased universal service fund contribution factors.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,996	1,993	3	—%
Selling, general and administrative	796	857	(61)	(7)%
Depreciation and amortization	995	1,048	(53)	(5)%
Total operating expenses	3,787	3,898	(111)	(3)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,845	5,863	(18)	—%
Selling, general and administrative	2,439	2,571	(132)	(5)%
Depreciation and amortization	2,958	3,136	(178)	(6)%
Total operating expenses	$11,242	11,570	(328)	(3)%

Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) increased by $3 million, or less than 1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in our cost of services and products was primarily due to increases in customer premises equipment and maintenance costs related to the increase in data integration revenue, Prism TV content costs (resulting from higher content volume and rates), network expense and USF rates. These increases were substantially offset by reductions in professional fees and payment processing fees. Cost of services and products (exclusive of depreciation and amortization) decreased by $18 million, or less than 1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in our cost of services and products was primarily due to reductions in salaries and wages from lower headcount, professional fees, customer premises equipment costs and payment processing fees. These reductions were partially offset by increases in Prism TV content costs, facility costs, network expense and USF rates.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $61 million, or 7%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, professional fees and marketing and advertising expenses, which were partially offset by an increase in bad debt expense. Selling, general and administrative expenses decreased by $132 million, or 5%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, professional fees, property and other taxes and impairment of asset charges, which were partially offset by increases in bad debt expense and external commissions.
In response to the continued decline of our legacy services revenues and to better align our workforce with our workload requirements, in the third quarter of 2016 we began planning to reduce our workforce. We plan to reduce our workforce by approximately 3,000 employees, initially through voluntary severance packages and the balance through involuntary reductions. We plan to recognize in the fourth quarter of 2016 a charge for severance expenses and other one-time termination benefits that we currently estimate will be between $150 million to $200 million.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$691	713	(22)	(3)%
Amortization	304	335	(31)	(9)%
Total depreciation and amortization	$995	1,048	(53)	(5)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$2,028	2,113	(85)	(4)%
Amortization	930	1,023	(93)	(9)%
Total depreciation and amortization	$2,958	3,136	(178)	(6)%
Depreciation expense decreased by $22 million, or 3%, and decreased by $85 million, or 4%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets and the addition of new plant. The depreciation expense related to our plant for the nine months ended September 30, 2016 was lower than the depreciation expense for the nine months ended September 30, 2015 due to full depreciation and retirement of certain plant placed in service prior to 2016. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since September 30, 2015.

Amortization expense decreased by $31 million, or 9%, and decreased by $93 million, or 9%, for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization for a portion of our customer relationship assets. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. In addition, amortization of capitalized software is lower due to software becoming fully amortized faster than new software was acquired or developed.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(327)	(329)	(2)	(1)%
Other (expense) income, net	(19)	2	(21)	nm
Total other expense, net	$(346)	(327)	19	6%
Income tax expense	$97	124	(27)	(22)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(998)	(984)	14	1%
Other (expense) income, net	5	16	(11)	(69)%
Total other expense, net	$(993)	(968)	25	3%
Income tax expense	$362	346	16	5%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense remained relatively unchanged for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. Interest expense increased by $14 million, or 1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in interest expense was primarily due to increases in interest expense on unsecured notes related to the issuance of $1 billion of new debt in April 2016 in advance of a debt maturity in June 2016 and to a reduction in the amount of net premium amortization recorded at acquisition due to the early retirement of several issuances of debt during the period, which has the effect of increasing interest expense.
Other (Expense) Income, Net
Other (expense) income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other (expense) income, net decreased by $21 million, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in other (expense) income, net was primarily due to losses on early retirement of debt. Other (expense) income, net decreased by $11 million, or 69%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease in other (expense) income, net was primarily due to losses on early retirement of debt, which was partially offset by a reduction in losses on transactions denominated in foreign currencies in 2016 and the impact of nonrecurring funding from a state economic development program.

Income Tax Expense
For the three months ended September 30, 2016 and 2015, our effective income tax rate was 39.0% and 37.7%, respectively. The effective tax rate for the three months ended September 30, 2016, includes the effect of changes in state apportionment factors and research and development credits. The effective tax rate for the three months ended September 30, 2015, includes the effect of a release of a portion of a litigation accrual. For the nine months ended September 30, 2016 and 2015, our effective income tax rate was 38.3% and 39.1%, respectively. The effective tax rate for the nine months ended September 30, 2016, includes the effect of changes in state apportionment factors and research and development credits. The effective tax rate for the nine months ended September 30, 2015, includes the effect of non-tax deductible regulatory fines associated with a 911 system outage.
Segment Results
General
The results for our business and consumer segments are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in millions)
Total segment revenues	$4,078	4,145	12,262	12,500
Total segment expenses	2,200	2,165	6,392	6,376
Total segment income	$1,878	1,980	5,870	6,124
Total margin percentage	46%	48%	48%	49%

Business segment:
Revenues	$2,606	2,636	7,807	7,991
Expenses	1,544	1,528	4,458	4,495
Income	$1,062	1,108	3,349	3,496
Margin percentage	41%	42%	43%	44%
Consumer segment:
Revenues	$1,472	1,509	4,455	4,509
Expenses	656	637	1,934	1,881
Income	$816	872	2,521	2,628
Margin percentage	55%	58%	57%	58%
Changes in Segment Reporting
During the first half of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have recast our previously reported segment results for the three and nine months ended September 30, 2015 to conform to the current presentation. See Note 7—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information on our changes in segment reporting.
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

Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total business segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. We anticipate continued pricing pressure for our colocation services as vendors continue to expand their enterprise colocation operations. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing. This expansion in competitive cloud computing offerings has led to increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression resulting from these above-mentioned competitive pressures has negatively impacted the operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed support functions;

•
Legacy services. We continue to experience customers migrating away from our higher margin legacy services into lower margin strategic services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, an increase in the use of non-voice communications and a related decrease in the demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our business segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer loss, customer migration and price compression. Operating costs also tend to impact our strategic services to a greater extent than legacy services for the reasons noted above;

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

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended September 30,		Increase / (Decrease)	%Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$744	699	45	6%
Hosting services (2)	303	324	(21)	(6)%
Other strategic services (3)	179	143	36	25%
Total strategic services revenues	1,226	1,166	60	5%
Legacy services
Voice services (4)	601	638	(37)	(6)%
Low-bandwidth data services (5)	339	391	(52)	(13)%
Other legacy services (6)	277	288	(11)	(4)%
Total legacy services revenues	1,217	1,317	(100)	(8)%
Data integration	163	153	10	7%
Total revenues	2,606	2,636	(30)	(1)%

Segment expenses	1,544	1,528	16	1%
Segment income	$1,062	1,108	(46)	(4)%
Segment margin percentage	41%	42%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes local and long-distance voice revenue
(5)	Includes private line (including special access) revenue
(6)	Includes UNEs, switched access and other ancillary revenue

	Business Segment
	Nine Months Ended September 30,		Increase / (Decrease)	%Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,235	2,083	152	7%
Hosting services (2)	915	961	(46)	(5)%
Other strategic services (3)	521	458	63	14%
Total strategic services revenues	3,671	3,502	169	5%
Legacy services
Voice services (4)	1,834	1,956	(122)	(6)%
Low-bandwidth data services (5)	1,057	1,213	(156)	(13)%
Other legacy services (6)	844	885	(41)	(5)%
Total legacy services revenues	3,735	4,054	(319)	(8)%
Data integration	401	435	(34)	(8)%
Total revenues	7,807	7,991	(184)	(2)%

Segment expenses	4,458	4,495	(37)	(1)%
Segment income	$3,349	3,496	(147)	(4)%
Segment margin percentage	43%	44%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes local and long-distance voice revenue
(5)	Includes private line (including special access) revenue
(6)	Includes UNEs, switched access and other ancillary revenue
Segment Revenues
Business segment revenues decreased by $30 million, or 1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $184 million, or 2%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The decrease in business segment revenues for both periods was primarily due to declines in our legacy services revenues. The decline in our legacy services revenues for both periods was attributable to a reduction in access lines and lower volumes of long-distance and access services for the reasons noted above and to reductions in the volume of private line (including special access) services. The increase in our strategic services revenues for both periods was primarily due to increases in MPLS unit growth and higher Ethernet and VOIP volumes, which were partially offset by declines in our hosting services. The increase in our data integration revenues for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was primarily due to higher sales of customer premises equipment to business customers. The decrease in our data integration revenues for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 was primarily due to lower sales of customer premises equipment to governmental and business customers and to declines in maintenance services.

Segment Expenses
Business segment expenses increased by $16 million, or 1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in our business segment expenses was primarily due to increases in salaries and wages, employee benefits expense and customer premises equipment costs, which were partially offset by reductions in professional fees, payment processing fees and sales commissions. Business segment expenses decreased by $37 million, or 1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in our business segment expenses was primarily due to reductions in salaries and wages from lower headcount, professional fees, customer premises equipment costs, payment processing fees and sales commissions, which were partially offset by increases in facility costs, network expense and bad debt expense.
Segment Income
Business segment income decreased by $46 million, or 4%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $147 million, or 4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decline in our business segment income for both periods was due predominantly to the loss of customers and lower service volumes in our legacy services.
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

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$674	658	16	2%
Other strategic services (2)	115	105	10	10%
Total strategic services revenues	789	763	26	3%
Legacy services
Voice services (3)	605	664	(59)	(9)%
Other legacy services (4)	78	81	(3)	(4)%
Total legacy services revenues	683	745	(62)	(8)%
Data integration	—	1	(1)	(100)%
Total revenues	1,472	1,509	(37)	(2)%

Segment expenses	656	637	19	3%
Segment income	$816	872	(56)	(6)%
Segment margin percentage	55%	58%
_____________________________________________________________________

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue

	Consumer Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$2,023	1,945	78	4%
Other strategic services (2)	340	314	26	8%
Total strategic services revenues	2,363	2,259	104	5%
Legacy services
Voice services (3)	1,854	2,027	(173)	(9)%
Other legacy services (4)	237	221	16	7%
Total legacy services revenues	2,091	2,248	(157)	(7)%
Data integration	1	2	(1)	(50)%
Total revenues	4,455	4,509	(54)	(1)%

Segment expenses	1,934	1,881	53	3%
Segment income	$2,521	2,628	(107)	(4)%
Segment margin percentage	57%	58%
_____________________________________________________________________

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue
Segment Revenues
Consumer segment revenues decreased by $37 million, or 2%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $54 million, or 1%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease in our consumer segment revenues for both periods was primarily due to the declines in our legacy services revenues, which were partially offset by increases in our strategic services revenues. The decline in our legacy services revenues for both periods was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the factors noted above. The increase in our strategic services revenues for both periods was primarily due to rate increases resulting from various pricing initiatives on broadband, Prism TV and other strategic products and services, and increases in the number of our Prism TV customers, which were partially offset by a decline in broadband customers.
Segment Expenses
Consumer segment expenses increased by $19 million, or 3%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in our consumer segment expenses was primarily due to increases in costs related to Prism TV (resulting from higher content volume and rates), professional fees and employee benefits expense, which were partially offset by reductions in payment processing fees and marketing and advertising expense. Consumer segment expenses increased by $53 million, or 3%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in our consumer segment expenses was primarily due to increases in costs related to Prism TV (resulting from higher content volume and rates), professional fees, sales commissions and bad debt expense, which were partially offset by reductions in salaries and wages from lower headcount and payment processing fees.

Segment Income
Consumer segment income decreased by $56 million, or 6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and decreased by $107 million, or 4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The decrease for both periods was primarily due to loss of customers for legacy services and increases in the costs related to the growth in Prism TV.
Liquidity and Capital Resources
Overview
At September 30, 2016, we held cash and cash equivalents of $140 million and we had $1.990 billion of borrowing capacity available under our $2 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At September 30, 2016, cash and cash equivalents of $56 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
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
Based on our current capital allocation objectives, during the remaining three months of 2016 we anticipate expending approximately $1.0 billion of cash for capital investment in property, plant and equipment and $292 million for dividends on our common stock, based on the current quarterly common stock dividend rate of $0.54 per share and the current number of outstanding common shares. During the remainder of 2016, we have scheduled debt principal payments of approximately $6 million and capital lease and other fixed payments of approximately $23 million.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements discussed below). We estimate that our total capital expenditures will be approximately $1.0 billion, inclusive of CAF Phase 2 related capital expenditures, for the remaining three months of 2016.
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
Following the announcement of our pending acquisition of Level 3, Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody’s Investor Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investor Service, Inc. and its current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.
Net Operating Loss Carryforwards
In recent years, we have been using Net Operating Loss ("NOL") carryforwards to offset a large portion of our federal taxable income. At December 31, 2015, we had approximately $72 million of federal NOL carryforwards remaining. A portion of these remaining NOL carryforwards are subject to the limitations imposed by section 382 of the Internal Revenue Code ("Code"). As a result of the substantial utilization of the NOL carryforwards in prior years and the limitations imposed on portions of the remaining NOL carryforward balance, the amounts of our cash flows dedicated to the payment of federal taxes has increased and is expected to continue to increase substantially in the future. The amounts of those payments will depend upon many factors, including future earnings, tax law changes and future tax circumstances. Based on current laws (including the extension of bonus depreciation) and our current estimates of 2016 earnings, we estimate our cash income tax liability related to 2016 will be between $350 million to $450 million.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment at this rate of $0.54 per share, our total dividends paid in the fourth quarter 2016 would be $292 million based on our current number of outstanding shares (which does not reflect shares that we might repurchase or issue in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report.
Credit Facility
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At September 30, 2016, we had $10 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.

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
Term Loans, Revolving Line of Credit and Revolving Letter of Credit
At September 30, 2016, CenturyLink, Inc. owed $341 million under a term loan maturing in 2019 and Qwest Corporation owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.
In January 2015, CenturyLink, Inc. entered into a $100 million uncommitted revolving line of credit with one of the lenders under the Credit Facility. In August 2016, the uncommitted revolving line of credit note was modified to reduce the maximum borrowing capacity under the uncommitted revolving line of credit to $85 million. The amount available under this uncommitted revolving line of credit is reduced by any amounts that we then owe to this one lender under the Credit Facility. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At September 30, 2016, we had $75 million borrowings outstanding under this uncommitted revolving line of credit.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At September 30, 2016, our outstanding letters of credit totaled $108 million under this facility.
For information on our outstanding debt securities, see Note 2—Long-Term Debt and Credit Facilities.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2015, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and post-retirement benefit plans was $2.277 billion and $3.374 billion, respectively. See Note 7—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2016. The amount of required contributions to our qualified pension plan in 2017 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions, including a voluntary contribution to the trust of $100 million during the third quarter of 2016.
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
Workforce Reductions
In response to the continued decline of our legacy services revenues and to better align our workforce with our workload requirements, in the third quarter of 2016 we began planning to reduce our workforce. We plan to reduce our workforce by approximately 3,000 employees, initially through voluntary severance packages and the balance through involuntary reductions. We plan to recognize in the fourth quarter of 2016 a charge for severance expenses and other one-time termination benefits that we currently estimate will be between $150 million to $200 million. The payments of severance benefits to terminated employees are expected to begin in the fourth quarter of 2016 and continue in the first quarter of 2017.
Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 support program. The funding from the CAF Phase 2 support program is expected to substantially supplant the funding we previously received from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In late 2015, we began receiving these payments from the FCC under the new CAF Phase 2 support program, which included monthly support payments at a higher rate than under the interstate USF support program. We received a substantial one-time transitional payment of $127 million from the FCC in the third quarter of 2015, of which $112 million was attributable to the first six months of 2015. The transitional payment was designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. Consequently, we do not expect funding from the CAF Phase 2 support program (including the prior USF funding) to materially change our other operating revenues for the full year 2016 when compared to the full year 2015.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build broadband infrastructure over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the CAF Phase 1 Round 2 program, we received $40 million in funding for deployment of broadband services in rural areas. In compliance with program terms, we returned $23 million for failing to meet interim buildout milestones within the FCC specified time frames. We repaid $14 million of funding in the third quarter of 2016 and $9 million of funding in October 2016. As of September 30, 2016, we have included $9 million of CAF 1 Round 2 funding in other current liabilities and the remaining $17 million of funding in other noncurrent liabilities on our consolidated balance sheet. At the conclusion of the CAF 1 Round 2 program in the first quarter 2017, we will have an opportunity to reclaim all or a portion of the interim refund if we ultimately meet the CAF 1 Round 2 buildout targets.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$3,512	3,956	(444)
Net cash used in investing activities	(2,012)	(2,022)	(10)
Net cash used in financing activities	(1,486)	(1,707)	(221)
Net cash provided by operating activities decreased by $444 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to negative variances in the changes in accounts receivable, accrued income and other taxes (resulting from an increase in cash paid for taxes), other current assets and liabilities, net and net income adjusted for non-cash items, which were partially offset by a positive variance in the change in accounts payable. Our payments of federal taxes increased substantially in the three months ended September 30, 2016 when compared to prior periods. The increase was the result of substantial utilization of NOL carryforwards as discussed above and the deferral of tax payments earlier in 2016 due to federal concessions for flood relief to Ouachita Parish where our corporate headquarters is located. For additional information about our operating results, see "Results of Operations" above.
Net cash used in investing activities decreased by $10 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to a decrease in payments for property, plant and equipment, which was substantially offset by an increase in cash used in acquisitions during the first half of 2016.
Net cash used in financing activities decreased by $221 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to a reduction of common stock repurchases, which was partially offset by an increase in net debt paydowns attributable to the timing of the use of net proceeds from debt issuances to pay down debt.
On September 19, 2016, a subsidiary of Embarq Corporation redeemed all of the less than $4 million of its 8.77% Notes due 2017, which resulted in an immaterial loss.
On September 15, 2016, Qwest Corporation redeemed $287 million of its 7.5% Notes due 2051, which resulted in a loss of $9 million.
On August 29, 2016, Qwest Corporation redeemed all $661 million of its 7.375% Notes due 2051, which resulted in a loss of $18 million.
On August 22, 2016, Qwest Corporation issued $978 million aggregate principal amount of 6.5% Notes due 2056, including $128 million principal amount that was sold pursuant to an over-allotment option, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $946 million.
On June 1, 2016, Embarq Corporation paid at maturity the $1.184 billion principal amount and accrued and unpaid interest due under its 7.082% Notes.
On May 2, 2016, Qwest Corporation paid at maturity the $235 million principal amount and accrued and unpaid interest due under its 8.375% Notes.
On April 6, 2016, CenturyLink, Inc. issued $1 billion aggregate principal amount of 7.5% Notes due 2024, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $988 million.
On January 29, 2016, Qwest Corporation issued $235 million aggregate principal amount of 7% Notes due 2056, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $227 million.
See Note 2—Long-Term Debt and Credit Facilities, for additional information on our outstanding debt securities.
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
As discussed further in Note 12—Subsequent Events to our consolidated financial statements in Item 1 of Part I of this report, on November 3, 2016, we entered into a definitive stock purchase agreement with a consortium led by BC Partners, Inc. and Medina Capital ("Purchaser") under which we propose to sell our data centers and colocation business for cash and equity valued at $2.3 billion, subject to offsets for the capital lease obligations and various working capital and other adjustments. The assets that will be sold and the liabilities to be assumed are currently included in our continuing operations. As part of the transaction, Purchaser will assume our capital lease obligations, which amounted to $320 million as of September 30, 2016, related to the properties that we will sell. The parties anticipate closing the transaction in the first quarter of 2017. Strategic services revenues generated from our colocation services were $469 million and $463 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table presents additional metrics related to our data centers:

	As of September 30,		Increase / (Decrease)	% Change
	2016	2015

Hosting Data Center Metrics
Number of data centers (1)	58	59	(1)	(2)%
Sellable square feet, million sq ft	1.54	1.59	(0.05)	(3)%
Billed square feet, million sq ft	1.03	1.01	0.02	2%
Utilization	67%	64%	3%	5%
______________________________________________________________________

(1)	We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services or both.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
We do not believe that there were any material changes to market risks arising from changes in interest rates or fluctuations in foreign currencies for the nine months ended September 30, 2016, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2015.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2016.
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

In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including lower demand for our legacy offerings; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix; possible changes in the demand for, or pricing of, our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, periodic share repurchases, periodic pension contributions and other benefits payments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; our ability to successfully complete our pending acquisition of Level 3, including timely receiving all shareholder and regulatory approvals and realizing the anticipated benefits of the transaction; increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us; changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of terrorism, adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions (including uncertainty about the long-term prospects of the European Union, China and certain other economies), or in public policy; and other risks referenced in Item 1A or elsewhere in this Quarterly Report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing non-voice communications and enabling a broader array of companies to offer services competitive with ours. Many of those technological changes are (i) displacing or reducing demand for our wireline voice services, (ii) enabling the development of competitive products or services, or (iii) enabling our current customers to reduce or bypass use of our networks. Rapid changes in technology are increasing the competitiveness of the cloud, hosting, colocation and other IT services industries. In addition, demand for our broadband services has been constrained by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours. Demand for our broadband services could be further reduced by advanced wireless data transmission technologies being deployed by wireless providers, including “long-term evolution” or “LTE” technologies, especially if these wireless providers continue to increase their broadband transmission speed and decrease their service rates. To enhance the competitiveness of our broadband services, we will likely be required to expend additional capital to augment the capabilities of our copper-based services or to install more fiber optic cable.
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
As noted in the risk factor disclosures appearing above and below, changes in competition, technology, regulation and demand for our legacy services continue to place downward pressure on our consolidated revenues and cash flows. During each of 2015, 2014 and 2013, we experienced declines in revenues and net cash provided by operating activities as compared to prior periods. Our cash flows will be further impacted by other changes discussed herein, including anticipated increases in our cash tax payments due to our impending depletion of substantially all of our net operating loss carryforwards and additional post-retirement health care payments as a result of our impending depletion of substantially all of the post-retirement benefit plan trust assets.
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
As of September 30, 2016, approximately 37% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Approximately 11,000, or 26%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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

Risks Relating to Our Pending Acquisition of Level 3
Our ability to complete the Level 3 merger is subject to the receipt of consents and approvals from governmental entities, which may impose conditions that could have an adverse effect on us or could cause us to abandon the merger.
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
The merger agreement may require us to accept conditions from these regulators that could adversely impact the combined company without us having the right to refuse to close the merger on the basis of those regulatory conditions. We can provide no assurance that we will obtain the necessary approvals or that any required conditions will not materially adversely affect us following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment of the merger.
Failure to complete the Level 3 merger could negatively impact us.
 If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay a termination fee of $472 million;

•	having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diverting the focus of management from pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits of having the merger completed.
The pendency of the Level 3 merger could adversely affect our business and operations.
 In connection with the pending Level 3 merger, some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger. In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
We expect to incur substantial expenses related to the Level 3 merger.
 We expect to incur substantial expenses in connection with completing the Level 3 merger and integrating Level 3’s business, operations, networks, systems, technologies, policies and procedures of Level 3 with ours. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Level 3 merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the merger. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the merger. The charges taken after the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following the Level 3 merger, the combined company may be unable to integrate successfully our business and Level 3’s business and realize the anticipated benefits of the merger.
The Level 3 merger involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of CenturyLink and Level 3. We may encounter difficulties in the integration process, including the following:

•
the inability to successfully combine our business and Level 3’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

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

•	the additional complexities of combining two companies with different histories, regulatory restrictions, markets and customer bases;

•	the failure to retain key employees of either of the two companies;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.
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
Following the Level 3 merger, we may be unable to retain key employees.
Our success after the merger will depend in part upon our ability to retain key Level 3 and CenturyLink employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the merger. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or Level 3 have been able to in the past.
Following the Level 3 merger, we may need to conduct branding or rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.
We plan to consult with Level 3 about how and under what brand names to market the various legacy communications services of CenturyLink and Level 3. Prior to the merger, each of us will each continue to market our respective products and services using the “CenturyLink” and “Level 3” brand names and logos. Following the merger, we may discontinue use of either or both of the “CenturyLink” or “Level 3” brand names and logos in some or all of the markets of the combined company. As a result, we expect to incur substantial capital and other costs in rebranding the combined company’s products and services in those markets that previously used a different name, and may incur substantial write-offs associated with the discontinued use of a brand name. The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

We cannot assure you whether, when or in what amounts we will be able to use Level 3’s net operating loss carryforwards following the Level 3 merger.
As of December 31, 2015, Level 3 had $9.8 billion of net operating loss carryforwards, or NOLs, which for federal income tax purposes can be used to offset future taxable income, subject to certain prior limitations under Section 382 of the Code and related regulations. Our ability to use these NOLs following the Level 3 merger will likely be further limited by Section 382 due to an expected ownership change at Level 3 as a result of the merger. However, based on estimates of the Section 382 limitations due to the merger, it is expected that we will be able to use the majority of the NOLs in the five years subsequent to the merger and we expect to use the remaining NOLs within the applicable carryover periods of the NOLs. Additionally, if we are deemed to undergo an ownership change following the merger, an additional limitation under Section 382 could result in additional limitations which could potentially further restrict use of the NOLs. Determining the limitations under Section 382 is technical and highly complex. Although both companies, based on their review to date, currently believe that Level 3 will undergo an ownership change as a result of the merger, neither company has definitively completed the analysis necessary to confirm this. If it is ultimately determined that Level 3 did not undergo an ownership change, utilization of the NOLs will be subject to the separate return limitation rules and will be restricted to application against the taxable income generated by the Level 3 group. Moreover, issuances or sales of our stock following the merger (including certain transactions outside of our control) could result in an ownership change under Section 382. For these and other reasons, we cannot assure you that we will be able to use the NOLs after the merger in the amounts we project.
The pending Level 3 merger raises other risks.
 For information on other risks raised by the pending Level 3 merger, please see the risks described below under the heading “- Other Risks”.
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
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. In second quarter of 2016, the FCC concluded its special access tariff investigation and initiated a Notice of Proposed Rulemaking ("NPRM") to consider changes in Business Data Services ("BDS") regulation. The results of the special access tariff investigation should not have a material impact on us. However, several changes to the rules and potential rate resets are being evaluated in the Business Data Services NPRM that could have a material adverse impact on our financial results. The FCC is considering redefining which markets and services are subject to BDS regulation and potentially rescinding previously granted pricing flexibility while simultaneously implementing broader contract negotiation flexibility. The FCC is also contemplating phasing in a one-time rate reset as well as implementing an annual productivity factor on specific low-bandwidth data services as early as July 2017. Given the inextricably intertwined nature of the issues under review in the BDS rulemaking and the range of potential outcomes, we will be unable to determine the NPRM’s impact until a final FCC order is issued. The FCC has signaled its desire to issue a BDS order by year end 2016. Any of these recent or pending initiatives could adversely affect our operations or financial results. Moreover, many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
We continue to carry significant debt. As of September 30, 2016, the aggregate principal amount of our consolidated long-term debt excluding unamortized discounts, net, and unamortized debt issuance costs, was $20.045 billion. As of the date of this report, $2.201 billion aggregate principal amount of our consolidated debt securities, excluding capital lease and other obligations, is scheduled to mature prior to September 30, 2019. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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

•
requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives, dividends, stock repurchases, marketing and other potential growth initiatives;

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
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.
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

Based on its evaluation of these and other relevant factors, our Board of Directors may, in its sole discretion, decide not to declare a dividend on our common stock or our outstanding shares of preferred stock for any period for any reason without prior notice, regardless of whether we have funds legally available for such purposes. Holders of our equity securities should be aware that they have no contractual or other legal right to receive dividends.
Similarly, holders of our common stock should be aware that repurchases of our common stock under any repurchase plan then in effect are completely discretionary, and may be suspended or discontinued at any time for any reason regardless of our financial position.
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
At December 31, 2015, we had $72 million of federal net operating loss carryforwards, or NOL carryforwards, which relate primarily to pre-acquisition losses of Qwest Communications International Inc. ("Qwest"). Under certain circumstances, these NOL carryforwards can be used to offset a portion of our future federal taxable income. The acquisitions of Qwest, SAVVIS, Inc. ("Savvis") and other corporations caused “ownership changes” under federal tax laws relating to the post-acquisition use of NOL carryforwards and other federal tax attributes. As a result, these laws could limit our ability to use the federal NOL carryforwards and certain other federal tax attributes of each of those corporations. Further limitations could apply if we are deemed to undergo an ownership change in the future.
Additionally, at December 31, 2015, we had state NOL carryforwards of approximately $13 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2015, these state NOL carryforwards had a net tax benefit (before valuation allowance) of $444 million.
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
As of September 30, 2016, approximately 55% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2016 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2016	4,928	$28.48
August 2016	4,847	30.70
September 2016	1,472	28.22
Total	11,247

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of October 31, 2016, by and among CenturyLink, Inc., Level 3 Communications, Inc., Wildcat Merger Sub 1 LLC and WWG Merger Sub LLC (incorporated by reference to Exhibit 2.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 3, 2016).

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

(iii).
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

Exhibit Number	Description
(iv).
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

(v).
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

(vi).
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

(vii).
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

(viii).
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

(ix).
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

(x).
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with Securities and Exchange Commission on August 22, 2016).

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

10.8
Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its directors as of July 1, 2009 (incorporated by reference to Exhibit 99.3 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on July 1, 2009).

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
a.
Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.1 of the Registration Statement on Form S-8 filed by CenturyLink, Inc. (File No. 001-07784) filed with the Securities and Exchange Commission on July 1, 2009).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 4, 2016.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)