Form 10-K
period 2016-12-31
CENTURYLINK, INC
filed 2017-02-23
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-7784

CENTURYLINK, INC.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0651161 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 16, 2017, 546,575,404 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2016 was $15.7 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2017 annual meeting of shareholders are incorporated by reference in Part III of this annual report.

Unless the context requires otherwise, references in this annual report on Form 10-K, for all periods presented, to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries.

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
Based on our approximately 11.1 million total access lines at December 31, 2016, we believe we are the third largest wireline telecommunications company in the United States. We operate 74% of our total access lines in portions of Colorado, Arizona, Washington, Minnesota, Florida, North Carolina, Oregon, Iowa, Utah, New Mexico, Missouri, and Idaho. We also provide local service in portions of Nevada, Wisconsin, Ohio, Virginia, Texas, Nebraska, Pennsylvania, Alabama, Montana, Indiana, Arkansas, Wyoming, Tennessee, New Jersey, South Dakota, North Dakota, Kansas, South Carolina, Louisiana, Michigan, Illinois, Georgia, Mississippi, Oklahoma, and California. In the portion of these 37 states where we have access lines, which we refer to as our local service area, we are the incumbent local telephone company.
At December 31, 2016, we served approximately 5.9 million broadband subscribers and 325 thousand Prism TV subscribers. We also operate 58 data centers throughout North America, Europe and Asia.
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
Pending Transactions
Pending Acquisition of Level 3
On October 31, 2016, we entered into a definitive merger agreement under which we propose to acquire Level 3 Communications, Inc. (“Level 3”) in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and 1.4286 of CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own approximately 51% and Level 3 shareholders are expected to own approximately 49% of the combined company at closing. On December 31, 2016, Level 3 had outstanding $10.9 billion of long-term debt.
Completion of the transaction is subject to the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as approvals from the Federal Communications Commission ("FCC") and certain state regulatory authorities. The transaction is also subject to the approval of CenturyLink and Level 3 shareholders at meetings scheduled to be held on March 16, 2017, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction by the end of the third quarter 2017. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Level 3 a termination fee of $472 million, or Level 3 may be obligated to pay CenturyLink a termination fee of $738 million.
See "Risk Factors—Risks Relating to Our Pending Acquisition of Level 3" in Item 1A of Part I of this annual report, for additional information concerning our pending acquisition of Level 3. Additional information about Level 3 is included in documents filed by it with the Securities and Exchange Commission ("SEC").
The foregoing description of the pending Level 3 acquisition is not complete, and is qualified in its entirety by reference to the definitive joint proxy statement/prospectus filed with the SEC by us on February 13, 2017.

Pending Sale of Colocation Business and Data Centers
On November 3, 2016, we entered into a definitive stock purchase agreement to sell our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company. During 2016, as a result of the pending sale, the assets to be sold to the Purchaser have been reclassified as assets held for sale in other current assets on our consolidated balance sheet. Additionally, the liabilities to be assumed by the Purchaser have been reclassified and presented as current liabilities associated with assets held for sale on our consolidated balance sheet. The sale is subject to regulatory approvals, including a review by the Committee of Foreign Investments in the United States, as well as other customary closing conditions. This transaction will result in the Purchaser acquiring 57 data centers. This business generated revenues of $622 million, $626 million and $643 million (excluding revenue with affiliates) for the years ended December 31, 2016, 2015 and 2014, respectively (a small portion of which will be retained by us). Based on certain estimates and assumptions regarding the closing date and various tax matters, we currently project that the net cash proceeds from the divestiture will be approximately $1.5 billion to $1.7 billion. We plan to use a portion of these net cash proceeds to partly fund our acquisition of Level 3.
See Note 3—Pending Sale of Colocation Business and Data Centers to our consolidated financial statements in Item 8 of Part II of this annual report for additional information on this pending sale.
The foregoing description of the pending sale of our data centers and colocation business is not complete, and is qualified in its entirety by reference to our current report on Form 8-K filed with the SEC on November 7, 2016.
Financial and Operational Highlights
The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2016(1)(2)	2015(1)	2014(3)
	(Dollars in millions)
Consolidated statements of operations summary results:
Operating revenues	$17,470	17,900	18,031
Operating expenses	15,139	15,295	15,621
Operating income	$2,331	2,605	2,410
Net income	$626	878	772
_______________________________________________________________________________

(1)
During 2016 and 2015, we recognized an incremental $201 million and $215 million, respectively, of revenue associated with the FCC's Connect America Fund Phase 2 support program as compared to the interstate USF program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this annual report.

(2)
During 2016, we recognized $189 million of severance expenses and other one-time termination benefits associated with our workforce reductions and $52 million of expenses related to our pending acquisition of Level 3.

(3)	During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge.
The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2016	2015
	(Dollars in millions)
Consolidated balance sheets summary information:
Total assets	$47,017	47,604
Total long-term debt(1)	19,993	20,225
Total stockholders' equity	13,399	14,060
_______________________________________________________________________________

(1)
Total long-term debt is the sum of current maturities of long-term debt, capital lease obligations of $305 million (associated with the pending sale of colocation business and data centers) included in current liabilities associated with assets held for sale and long-term debt on our consolidated balance sheets. For additional information on our total long-term debt, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this annual report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2016	2015	2014
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total access lines(1)	11,090	11,748	12,394
Total broadband subscribers(1)	5,945	6,048	6,082
Total Prism TV subscribers	325	285	242
Total data centers(2)	58	59	58
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

Our methodology for counting access lines, broadband subscribers, Prism TV subscribers and data centers may not be comparable to those of other companies.
Substantially all of our long-lived assets are located in the United States and substantially all of our total consolidated operating revenues are from customers located in the United States. We estimate that approximately 1% of our consolidated revenues is derived from providing telecommunications, colocation and hosting services outside the United States.
Operations
Segments
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), broadband, VoIP, information technology and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Products and Services"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

The following table shows the composition of our operating revenues by segment under our current segment categorization for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percent Change
	2016	2015	2014	2016 vs 2015	2015 vs 2014
Percentage of revenues:
Business segment	59%	59%	61%	—%	(2)%
Consumer segment	34%	34%	33%	—%	1%
Other operating revenues	7%	7%	6%	—%	1%
Total operating revenues	100%	100%	100%
For additional information on our segment data, including information on certain centrally-managed assets and expenses not reflected in our segment results, see Note 14—Segment Information to our consolidated financial statements in Item 8 of Part II of this annual report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this annual report.
In January 2017, we announced to our employees an organizational change designed to better align our customer-facing organizations into three business units: consumer; enterprise and IT and managed services. These organizations will be fully integrated with sales, marketing and service delivery support teams to enable faster decision-making, market responsiveness and deeper accountability. We implemented this organization change to create greater focus on the customer experience in each business unit and accelerate strategic revenue growth.
Products and Services
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 14—Segment Information, these operating revenues are now reflected as legacy services.
Our products and services include local and long-distance voice, broadband, MPLS, private line (including special access), Ethernet, colocation, hosting (including cloud hosting and managed hosting), data integration, video, network, public access, VoIP, information technology and other ancillary services.
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
Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 11.1 million access lines and forms a portion of the public switched telephone network, or PSTN. For more information on our network, see “Business—Network Architecture” below.

Described in greater detail below are our key products and services.
Strategic Services
We primarily focus our marketing and sales efforts on our “strategic” services, which are those services for which demand generally remains strong and that we believe are most important to our future performance. Generally speaking, our strategic services enable our customers to access the Internet, connect to private networks and transmit data, and enhance the security, reliability and efficiency of our customers’ communications. Our strategic services are comprised of the following:

•
Broadband. Our broadband services allow customers to connect at high speeds to the Internet through their existing telephone lines or fiber-optic cables. Substantially all of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
MPLS. Multi-Protocol Label Switching is a standards-approved data networking technology that we provide to support real-time voice and video transmission services. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks;

•
Ethernet. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers;

•	Colocation. Colocation services enable our customers to install their own IT equipment in our data centers;

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
Data Integration
Data integration includes the sale of telecommunications equipment located on customers' premises and related products and professional services. These services include network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and business customers.
Other Operating Revenues
Other operating revenues consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.
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
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this annual report, and Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report.
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
Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and governmental customers of all sizes, ranging from small offices to select enterprise customers. We strive to offer our business customers stable, reliable, secure and trusted solutions. Our marketing plans include marketing our products and services primarily through digital advertising, direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.
Network Architecture
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets. A substantial portion of our equipment operates with licensed software. As of December 31, 2016, we maintained approximately 1 million miles of copper plant and approximately 265 thousand miles of domestic fiber-optic plant.
We continue to enhance and expand our network by deploying broadband-enabled technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in customer demands and technology. In particular, we anticipate that continued increases in broadband usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The FCC's definition of "broadband service" could create additional requirements for higher capital spending to address marketing and competitive issues. Any such additional expenditures could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and take several years to complete. The costs of these projects could increase materially if we conclude that we need to replace any or all of our legacy systems.
Like other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.
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
For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," generally, in Item 1A of Part I of this annual report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see "Properties" in Item 2 of Part I of this annual report.

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
Federal Regulation
General
We are required to comply with the Communications Act of 1934. Among other things, this law requires our incumbent local exchange carriers ("ILECs") to offer various of our legacy services at just and reasonable rates and on non-discriminatory terms. The Telecommunications Act of 1996 materially amended the Communications Act of 1934, primarily to promote competition.
The FCC regulates interstate services we provide, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers. Changes in the composition of the five members of the FCC or its Chairman can have significant impacts on the regulation of our business.
In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation and regulation imposing additional obligations on us, particularly with regards to providing voice and broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on the reliability of emergency 911 services. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for providing 911 service. We are incurring capital and operating expenses designed to comply with the FCC's new requirements and minimize future outages. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively against companies not subject to the same regulations.
Over the past several years, the FCC has taken various actions and initiated certain proceedings designed to comprehensively evaluate the proper regulation of the provisions of data services to businesses. As part of its evaluation, the FCC has reviewed the rates, terms and conditions under which these services are provided. The FCC's proceedings remain pending, and their ultimate impact on us is currently unknown.

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
Intercarrier Compensation and Universal Service
For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. The FCC has also traditionally administered support programs designed to promote the deployment of voice and broadband services in high-cost rural areas of the country.
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
As a result of the 2011 order, a new Universal Service program was created to deploy broadband to unserved and underserved rural areas utilizing the Connect America Fund or "CAF". The CAF substantially replaces interstate USF funding, that we previously utilized to support voice services in high-cost rural markets. There are two phases to the CAF program, CAF Phase 1, a one-time broadband grant program, and CAF Phase 2, which is a multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories.
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states of the 37 states in which we are an ILEC under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program in these 33 states has substantially replaced the funding from the interstate USF high-cost program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In late 2015, we began receiving these support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a substantial one-time transitional payment, designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. For additional information on the payments we have thus far received under this program, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 7 of Part II of this annual report.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. Future funding is contingent upon our compliance with these infrastructure buildout commitments and certain other service requirements, including certain minimum upload and download transmission speed requirements. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the total CAF Phase 2 support over the six-year term for the state. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this annual report.
For additional information about the potential financial impact of the CAF Phase 2 program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this annual report.

Broadband Regulation
In February 2015, the FCC adopted new regulations that regulate Internet services as a public utility under Title II of the Communications Act of 1934. In 2016, that order was upheld by a court of appeals. We anticipate that these regulations and any related rules may be reviewed by Congress. In addition, the newly-constituted FCC may reconsider these regulations. At this time, we cannot estimate the impact this may have on our business.
In 2015, the FCC adopted a broadband standard of 25 megabits per second download speed and 3 megabits per second of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings, and our failure to attain these speeds in certain markets could place us at a marketing disadvantage.
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
Other Regulations
We are subject to federal and state regulations of customer service standards related to Prism TV. The FCC adopted customer service standards that we must meet in all of our Prism TV markets. The FCC has largely delegated its enforcement powers to local franchise authorities, who have the ability to adopt more stringent standards. We are subject to penalties in many of our local franchise agreements if we fail to meet applicable customer service standards.
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

For additional information about these matters, see “Risk Factors—Risks Affecting Our Business” and “Risk Factors—Risks Relating to Legal and Regulatory Matters” in item 1A of Part I of this annual report.
Competition
General
We compete in a rapidly evolving and highly competitive market, and we expect intense competition to continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do.
Wireless telephone services are a significant source of competition with our legacy ILEC services. It is increasingly common for customers to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly as our older customers are replaced over time with younger customers who are less accustomed to using traditional wireline voice services. Technological and regulatory developments in wireless services, Wi-Fi, and other wired and wireless technologies have contributed to the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services. These factors have led to a long-term systemic decline in the number of our wireline voice service customers.
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
As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To succeed, we must continue to invest in our networks to ensure that they can deliver competitive services that meet these increasing bandwidth and speed requirements. In addition, network reliability and security are increasingly important competitive factors in our business.

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
Business Segment
Strategic Services
In connection with providing strategic services to our business customers, which includes our small, medium and enterprise business, wholesale and governmental customers, we compete against other telecommunication providers, as well as other regional and national carriers, other data transport providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. We face competition in Ethernet based services in the wholesale market from cable companies and fiber based providers.
Our competitors for providing integrated data, broadband, voice services and other IT services to our business customers range from mid-sized businesses to large enterprises. Due to the size and capacity of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing sophisticated, secure and performance-driven services to our business customers through our global infrastructure.
The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations.
Our competitors for cloud, hosting, colocation and other IT services include telecommunications companies, technology companies, cloud companies, colocation companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size, capacity and strategically low pricing tactics of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. The increase in recent years in the number of companies providing these services has placed substantial downward pressure on pricing for a wide range of cloud, hosting, colocation and other IT services. We believe, however, that our hybrid IT services capabilities, which offer multiple products and services (including network services), could help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our hybrid cloud capabilities through internal product development and strategic acquisitions of select startup businesses.
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
Consumer Segment
Strategic Services
With respect to providing our strategic services to residential customers, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' latest generation technologies are allowing them to more directly compete with our strategic services. The manner in which we compete for broadband customers in this segment is substantially similar to the manner in which we compete for business customers, as described in the above section. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Our Prism TV residential video service faces substantial competition from a variety of competitors, including well-established cable companies, satellite companies and several national companies that deliver content over the Internet and on mobile devices. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are, and therefore are able to avoid significant regulatory costs and obligations.
Our strategy for maintaining and increasing our base of broadband customers is based on pricing, packaging of services and features and quality of service. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our network, which allows for the delivery of higher speed broadband services. We also continue to expand our marketing and product bundling efforts by offering a variety of bundled products and services with various pricing discounts, as we compete in a maturing market in which a significant portion of consumers already have broadband services. We offer these bundled products and services through various sales and marketing opportunities as further described above under the heading "Sales and Marketing."
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
Our strategy to manage access line loss is based primarily on our pricing, packaging of services and features and quality of service. While bundle price discounts have resulted in lower average revenues for our individual services, we believe service bundles continue to positively impact our customer retention.
Acquisitions and Dispositions
We regularly evaluate the possibility of acquiring additional assets or disposing of assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions or dispositions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.
During 2016, we acquired all of the outstanding stock of three companies for total consideration of $53 million, including future deferred or contingent cash payments of $14 million, of which $49 million has initially been attributed to goodwill. These acquisitions were consummated to expand the product offerings of our then business segment, and therefore, the goodwill was assigned to that segment. The majority of the goodwill is attributed primarily to expected future increases in revenue from the sale of new products. The majority of the goodwill from these acquisitions is expected to be deductible for tax purposes. See Note 4—Goodwill, Customer Relationships and Other Intangible Assets for additional information on these acquisitions.

Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see "Risk Factors—Risks Relating to Legal and Regulatory Matters—Risks posed by other regulation" in Item 1A of Part I of this annual report and Note 16—Commitments and Contingencies included in Item 8 of Part II of this annual report.
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
Employees
At December 31, 2016, we had approximately 40,000 employees, of which approximately 15,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this annual report and see Note 18—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this annual report for additional information on the timing of certain contract expirations.
Over the last several years, we have reduced our workforce primarily due to (i) increased competitive pressures, (ii) the loss of access lines and related legacy revenues, (iii) cost reduction initiatives, (iv) process improvements through automation and (v) integration efforts from our acquisitions.
Website Access and Important Investor Information
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
We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC. The code of conduct, as well as copies of our guidelines on significant governance issues and the charters of our key board committees, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.
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
In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2016, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

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

•
statements concerning the impact of our transactions, investments, product development and other initiatives, including our pending acquisitions and dispositions and our participation in government programs;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality;

•
our ability to (i) successfully complete our pending acquisition of Level 3, including the timely receipt of all requisite financing and all shareholder and regulatory approvals free of any detrimental conditions, and (ii) timely realize the anticipated benefits of the transaction, including our ability after the closing to attain anticipated cost savings, to use Level 3's net operating loss carryforwards in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions.

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•
our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them successfully to our customers and to introduce new offerings on a timely and cost-effective basis;

•	the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network;

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, periodic share repurchases, dividends, pension contributions and other benefits payments, and debt repayments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in this annual report or other of our filings with the SEC.
Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or other capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
Investors should also be aware that while we do, at various times, answer questions raised by securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.
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

ITEM 1A. RISK FACTORS
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this annual report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II and our consolidated financial statements and related notes in Item 8 of Part II. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of this annual report.
Some of our current and potential competitors (i) offer products or services that are substitutes for our legacy wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) offer shorter installation intervals, allowing customers to begin receiving services sooner after ordering, (v) have greater marketing, engineering, research, development, technical, financial and other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily. In the past, several of our competitors and their operations have grown through acquisitions and aggressive product development. The continued growth of our competitors could further enhance their competitive positions.
Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers terminating or reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.
We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient. If this occurred, our ability to pay our debt and other obligations and to re-invest in the business would also be adversely affected.

Rapid technological changes could significantly impact our competitive and financial position.
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing wireless services and enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, improvements in wireless and Internet-based voice communications technologies have reduced demand for our legacy voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing products, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver faster average broadband transmission speeds than ours. Rapid changes in technology have also placed competitive pressures on our video, cloud and hosting businesses, and enabled new competitors to enter our markets. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.
We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenues. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our operations. Our inability to effectively respond to technological changes could adversely affect our operating results and financial condition, as well as our ability to service debt and fund other commitments or initiatives.
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
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access, private line and other legacy revenues. Consequently, we have experienced lower consolidated revenues in each of our last several years.
We have taken a variety of steps to counter these declines in our legacy services revenues, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this annual report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale, enhance our business segment and strengthen our product offerings.
However, for the reasons described elsewhere in this annual report, most of our strategic services generate lower profit margins than our legacy services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to our newer strategic product and service offerings. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our legacy services. In addition, our reliance on third parties to provide certain of these strategic services could constrain our flexibility, as described further below.

Our failure to develop new products and services could adversely impact our competitive position.
In order to compete effectively and respond to the changing communication needs of our customers, we continuously develop, test and introduce new products and services. Our ability to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to timely and successfully develop and introduce new products or services.
Our failure to continuously develop effective service support systems could adversely impact our competitive position.
For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. Development of systems designed to support these tasks is a significant undertaking that continuously requires our personnel and third-party vendors to adjust to changes in our offerings and customers' preferences, to eliminate inconsistencies between the practices of our legacy operations and newly-acquired operations, to eliminate older support systems that are costly or obsolete, to develop uniform practices and procedures, and to automate them as much as possible. Our failure to continuously develop service support systems that are satisfactory to our current and potential customers could adversely impact our competitive position.
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
As noted in the risk factor disclosures appearing above and below, changes in competition, technology, regulation and demand for our legacy services continue to place downward pressure on our consolidated revenues and cash flows. During each of 2016, 2015, 2014 and 2013, we experienced declines in revenues and net cash provided by operating activities as compared to prior periods. Our cash flows will be further impacted by other changes discussed herein, including anticipated increases in our cash tax payments prior to the pending Level 3 acquisition and additional post-retirement health care payments as a result of the depletion in 2016 of substantially all of the post-retirement benefit plan trust assets.
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
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of information over communications networks, we face an added risk that a security breach or other significant disruption of our public networks or information technology infrastructure and related systems that we develop, install, operate and maintain for certain of our business customers (which includes our wholesale and governmental customers) could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing sensitive and confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary information on our public networks or internal systems or the systems that we operate and maintain for certain of our customers.
We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or foreign nations, or could result from aging equipment or accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers.
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
Additional risks to our network, infrastructure and related systems include:

•	power losses or physical damage, whether caused by fire, flood, adverse weather conditions, terrorism, sabotage, vandalism or otherwise;

•
capacity or system configuration limitations, including those resulting from changes in our customer's usage patterns, the introduction of new technologies or products, or incompatibilities between our newer and older systems;

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain our systems;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.

Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operational or administrative functions or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers’ end users, including trade secrets, which others could use for competitive, disruptive, destructive or otherwise harmful purposes and outcomes;

•
require significant management attention or financial resources to remedy the resulting damages or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems;

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
Market prices for many of our services have decreased in the past, and any similar price decreases in the future will adversely affect our revenues and margins.
Over the past several years, a range of competitive and technological factors, including robust network construction and intense competition, have lowered market prices for many of our products and services. If these market conditions persist, we may need to continue to reduce prices to retain customers and revenue. If future price reductions are necessary, we will suffer unless we are able to offset these reductions by reducing our operating expenses or increasing our sales volumes.

Our future growth potential will depend in part on the continued development and expansion of the Internet.
Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video and other products by businesses, consumers, and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation or (iv) changes in consumers' preferences or data usage.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Our workforce reduction initiatives over the past couple of years have further increased the challenges of attracting and retaining talented individuals. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.
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
Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
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
We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe on our intellectual property. We may be unable to prevent competitors from acquiring proprietary rights that are similar to or infringe upon our proprietary rights, or to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.
Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. To offer voice or data services in certain of our markets, we must either lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers who typically compete against us in those markets. Our reliance on these lease or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor of ours and may benefit from terminating the agreement. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Results” included in Item 7 of Part II of this annual report.
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
Our operations and financial performance could be adversely affected if our relationships with any of these other communications companies are disrupted or terminated for any other reason, including if such other companies:

•	become bankrupt or experience substantial financial difficulties;

•	suffer work stoppages or other labor strife;

•	challenge our right to receive payments or services under applicable regulations or the terms of our existing contractual arrangements; or

•	are otherwise unable or unwilling to make payments or provide services to us.
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

Reliance on utility providers and landlords. Pending the sale of our colocation business, we operate a substantial number of data center facilities, which are susceptible to electrical power shortages or outages. Our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs, which we may not be able to pass on to our customers. Due to the increasing sophistication of equipment and our products, our demand or our customers’ demand for power may exceed the power capacity in older data centers, which may limit our ability to fully utilize these data centers.
Pending the sale of our colocation business, we lease most of our data centers. Although the majority of these leases provide us with the opportunity to renew the lease, many of these renewal options provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. Any resulting increases in our rent costs could have a negative impact on our financial results. We cannot assure you that our data centers in the future will have access to sufficient space or power on attractive terms, or at all.
Reliance on governmental payments. We receive a material amount of revenue or government subsidies under various government programs, which are further described under the heading “Risk Factors—Risks Relating to Legal and Regulatory Matters." We also provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us being suspended or disbarred from future governmental programs or contracts for a significant period of time. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition could be materially adversely affected.
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
As of December 31, 2016, approximately 38% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Approximately 11,000, or 28%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Portions of our property, plant and equipment are located on property owned by third parties.
We rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies, railway companies, carriers and other third parties to locate our cable, conduit and other network equipment on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Our operations could be adversely affected if any of these authorizations terminate or lapse, or if the landowner requests price increases.
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
Many foreign laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. For example, all 28 member states of the European Union have adopted new European data protection laws that we believe could impact our operations in Europe and could potentially expose us to an increased risk of litigation or significant regulatory fines. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products and services we seek to offer.
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	uncertainty concerning import and export restrictions, including the risk of fines or penalties assessed for violations;

•	longer payment cycles and problems collecting accounts receivable;

•	domestic and foreign regulation of overseas operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates;

•	challenges in securing and maintaining the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	the inability in certain jurisdictions to adequately protect intellectual property rights;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	reliance on third parties, including those with which we have limited experience;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations.
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
We may not be able in the future to acquire new businesses on attractive terms.
Historically, much of our growth has been attributable to acquisitions. Our future ability to grow through additional acquisitions could be limited by several factors, including our leverage, debt covenants and inability to identify attractively-priced target companies. Moreover, we generally must devote significant management attention and resources to evaluate acquisition opportunities, which could preclude us from evaluating acquisition opportunities during periods when management is committed to other opportunities, tasks or activities. Accordingly, we cannot assure you that we will be able to attain future growth through acquisitions. See "Risks Relating to Our Pending Acquisition of Level 3" for a discussion of certain specific risks raised by our pending acquisition of Level 3 and see the next risk factor immediately below for a discussion of certain general risks raised by acquisitions.
Any additional future acquisitions by us would subject us to additional business, operating and financial risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure or financial position.
In an effort to implement our business strategies, we may from time to time in the future pursue other acquisition or expansion opportunities, including strategic investments. These transactions could involve acquisitions of entire businesses or investments in start-up or established companies, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, potential violations of covenants in our debt instruments and other unidentified issues not discovered in due diligence. To the extent we acquire part or all of a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by currently unascertainable risks of that business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations. In particular, we can provide no assurances that we will be able to successfully integrate the technology systems, billing systems, accounting processes, sales force, cost structure, product development and service delivery processes, standards, controls, policies, strategies and culture of the acquired company with ours. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds.

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
For additional information about our business and operations, see "Business" in Item 1 of Part I of this annual report.
Risks Relating to Our Pending Acquisition of Level 3
The completion of the Level 3 acquisition is subject to several conditions, including the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on the combined company or could cause the proposed transaction to be abandoned.
The completion of the Level 3 acquisition is subject to a number of conditions, including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of approvals from the FCC and certain other governmental entities. In deciding whether to grant some of these approvals, the relevant governmental entity will make a determination of whether, among other things, the transaction is in the public interest. We cannot provide any assurance that the necessary approvals will be obtained.
In addition, regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review. The merger agreement may require CenturyLink or Level 3 to accept conditions from these regulators that could adversely affect the combined company without either of CenturyLink or Level 3 having the right to refuse to close the acquisition on the basis of those regulatory conditions. While we are not required to accept conditions that would or would reasonably be likely to have a material adverse effect on the combined company (assuming for these purposes that the combined company is the size of CenturyLink), this assessment will be made at or prior to the closing and we cannot provide any assurance that any required conditions will not have a material adverse effect on the combined company following the proposed acquisition. In addition, we cannot provide any assurance that these conditions will not result in the abandonment of the acquisition.
It could take longer to receive the requisite governmental consents and approvals than currently anticipated. Any delay in completing the acquisition, whether caused by regulatory delays or otherwise, could cause us, Level 3, as well as the combined company, to incur extra transaction expenses or to delay or fail to realize fully the benefits that we currently expect to receive if the acquisition is successfully completed within the expected time frame.

Failure to complete the acquisition could negatively affect our stock price and our future business and financial results.
 If the Level 3 acquisition is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•
the possibility that we could be required to pay Level 3 a substantial termination fee and, in some cases, certain expenses of Level 3 if the acquisition is terminated under certain qualifying circumstances;

•
the incurrence of costs and expenses relating to the proposed acquisition, such as financing, legal, accounting, financial advisor, filing, printing and mailing fees and expenses, including the potential expense reimbursement obligations described above;

•	the possibility of a change in the trading price of our common stock to the extent current trading prices reflect a market assumption that the acquisition will be completed;

•	the possibility that we could suffer potential negative reactions from our employees, customers or vendors; and

•
the possibility that we could suffer adverse consequences associated with our management's focus on the acquisition instead of on pursuing other opportunities that could have been beneficial to us, without realizing any of the benefits contemplated by the acquisition.

In addition, if the acquisition is not completed, we could be subject to litigation related to any failure to complete the acquisition or to perform our obligations under the merger agreement.
If the acquisition is not completed, we cannot assure you that these risks will not materialize and will not materially affect our business financial results and stock price.
Our merger agreement with Level 3 contains provisions that could discourage a potential competing acquirer of us or could result in any competing proposal being at a lower price than it might otherwise be.
Our merger agreement with Level 3 contains "no-shop" provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss competing third-party proposals to acquire all or a significant part of CenturyLink. In some circumstances on termination of the merger agreement, we may be required to pay a termination fee or expenses to Level 3. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if it were prepared to pay an attractive purchase price, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expenses that may become payable in certain circumstances. If the merger agreement is terminated and we attempt to seek another business acquisition, we may not be able to negotiate a transaction with another party on terms comparable or better than the terms of the Level 3 acquisition.
The pendency of the Level 3 acquisition could adversely affect the business and operations of CenturyLink or Level 3.
 In connection with the pending Level 3 acquisition, some of the customers or vendors of CenturyLink or Level 3 may delay or defer decisions or reduce their level of business with either or both of the companies, any of which could negatively affect the revenues, earnings, cash flows and expenses of CenturyLink or Level 3, regardless of whether the acquisition is completed. Similarly, current and prospective employees of CenturyLink and Level 3 may experience uncertainty about their future roles with the combined company following the acquisition, which may materially adversely affect the ability of each of CenturyLink or Level 3 to attract and retain key management, sales, marketing, operational and technical personnel during the pendency of the acquisition. In addition, due to operating covenants in the merger agreement, each of CenturyLink and Level 3 may be unable, during the pendency of the acquisition, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial. Any of these effects could have an adverse effect on the ability to generate revenue at anticipated levels prior to the completion of the acquisition. Moreover, the pursuit of the acquisition and the preparation for the integration of the companies may place a significant burden on the management and personnel of both companies. The diversion of management's attention away from operating the companies in the ordinary course could adversely affect CenturyLink's and Level 3's financial results.

Current CenturyLink shareholders may have a reduced ownership and voting interest in the combined company after the Level 3 acquisition.
CenturyLink expects to issue or reserve for issuance approximately 538 million shares of CenturyLink common stock to Level 3 stockholders in connection with the acquisition (including shares of CenturyLink common stock to be issued in connection with outstanding Level 3 equity awards). Upon completion of the Level 3 acquisition, each CenturyLink shareholder will remain a shareholder of CenturyLink with a percentage ownership of the combined company that may be smaller than the shareholder's percentage of CenturyLink prior to the transaction, depending upon such shareholder's current ownership of Level 3 shares. As a result of these potentially reduced ownership percentages, CenturyLink shareholders may have less voting power in the combined company than they now have with respect to CenturyLink.
We expect to incur substantial expenses related to the Level 3 acquisition.
 We expect to incur substantial expenses in connection with completing the acquisition and integrating our business, operations, networks, systems, technologies, policies and procedures with those of Level 3. There are a large number of systems that will likely be integrated, including management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance systems. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the acquisition are likely in the near term to exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the acquisition. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the acquisition. The charges taken after the acquisition are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Following the Level 3 acquisition, the combined company may be unable to integrate successfully our business and Level 3’s business and realize the anticipated benefits of the acquisition.
The proposed transaction involves the combination of two companies which currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of CenturyLink and Level 3. Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine our business and Level 3’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding to terminate or reduce their business with the combined company;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to (i) provide consistent, high quality products and services under a unified culture and (ii) focus on other on-going transactions, including the pending divestiture of our data centers and colocation business and related transactions;

•	the additional complexities of combining two companies with different histories, regulatory restrictions, operating structures and markets;

•	the failure to retain key employees of either of the two companies;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s products, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect the business and financial results of the combined company.

Following the Level 3 acquisition, we may be unable to retain key employees.
The success of the combined company after the acquisition will depend in part upon its ability to retain key Level 3 and CenturyLink employees. Key employees may depart either before or after the acquisition because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the acquisition. Accordingly, no assurance can be given that we, Level 3 and, following the acquisition, the combined company will be able to retain key employees to the same extent as in the past.
In connection with the Level 3 acquisition, we will incur and assume a substantial amount of indebtedness and the agreements that will govern the indebtedness to be incurred or assumed by us are expected to contain various covenants and other provisions that impose restrictions on our ability to operate.
As a result of incurring the debt financing for the Level 3 acquisition and assuming Level 3's existing consolidated indebtedness in connection with the acquisition, we will become more leveraged. This could have material adverse consequences for us, including those listed below under the heading "Risks Affecting Our Liquidity and Capital Resources—Our high debt levels expose us to a broad range of risks."
The agreements that will govern the indebtedness to be incurred or assumed by us in connection with the acquisition are expected to contain certain affiliate guarantees and pledges of stock of certain affiliates and various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, pledge property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interest, merge or consolidate with any other person or sell or convey certain assets to any one person, among various other things. In particular, certain covenants contained in Level 3's indebtedness to be assumed by us may restrict our ability to distribute cash from Level 3 to other of our affiliated entities, or enter into other transactions among our wholly owned subsidiaries. In addition, some of the agreements that govern the debt financing are expected to contain financial covenants that will require us to maintain certain financial ratios. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our and their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For additional information, see "Risks Affecting Our Liquidity and Capital Resources."
Following the Level 3 acquisition, we plan to conduct rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.
Prior to the Level 3 acquisition, CenturyLink and Level 3 will each continue to market their respective products and services using the “CenturyLink” and “Level 3” brand names and logos. Following the acquisition, “CenturyLink” will be the brand name of the combined company. As a result, we expect to incur substantial costs in rebranding the combined company’s products and services in those markets that previously used the "Level 3" name, and may incur write-offs associated with the discontinued use of Level 3's brand names. We cannot assure you that customers will be receptive to our proposed rebranding efforts. The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the acquisition, resulting in reduced revenues.
Consummation of the Level 3 acquisition will increase our exposure to the risk of operating internationally.
CenturyLink and, to a greater extent, Level 3 conduct international operations, which expose each of them to the risks described under the heading "Risks Effecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks." Consummation of the Level 3 acquisition will generally increase our exposure to these risks. In particular, our acquisition of Level 3 will increase our exposure to currency exchange rate risks and currency transfer restrictions. Moreover, the acquisition of Level 3's Latin American operations will expose CenturyLink to the economic and political risks of operating in those markets.
Level 3 has only recently generated net income, and has generated substantial net losses in the past.
As indicated in Level 3's consolidated financial statements included in its reports filed with the SEC, Level 3 has only generated net income for its three most recently completed full fiscal years, and generated substantial losses prior to then.

Counterparties to certain significant agreements with Level 3 may exercise contractual rights to terminate such agreements following the Level 3 acquisition.
Level 3 is a party to certain agreements that give the counterparty a right under certain conditions to terminate the agreement following a "change in control" of Level 3. Under most such agreements, the Level 3 acquisition will constitute a change in control and therefore the counterparty may terminate the agreement upon the closing of the acquisition, subject to the terms and conditions specified in such agreements. Level 3 has agreements subject to such termination provisions with significant customers, major suppliers and providers of services where Level 3 has acted as reseller or sales agent. In addition, certain Level 3 customer contracts, including those with state or federal government agencies, allow the customer to terminate the contract at any time for convenience, which would allow the customer to terminate its contract before, at or after the closing of the acquisition. Any such counterparty may request modifications of their respective agreements as a condition to foregoing exercise of their termination rights. There is no assurance that such agreements will not be terminated, that any such terminations will not result in a material adverse effect, or that any modifications of such agreements to avoid termination will not result in a material adverse effect.
We may be unable to obtain security clearances necessary to perform certain Level 3 government contracts.
Certain Level 3 legal entities and officers have security clearances required for Level 3's performance of customer contracts with various government entities. Following the acquisition, it may be necessary for us to obtain comparable security clearances. If we or our officers are unable to qualify for such security clearances, we may not be able to continue to perform such contracts.
We cannot assure you whether, when or in what amounts we will be able to use Level 3’s net operating loss carryforwards following the Level 3 acquisition.
As of December 31, 2016, Level 3 had approximately $9.0 billion of net operating loss carryforwards, ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income, subject to certain limitations under Section 382 of the Code and related Treasury regulations. Our ability to use these NOLs following the Level 3 acquisition would likely be further limited by Section 382 if Level 3 is deemed to undergo an ownership change as a result of the acquisition or CenturyLink is deemed to undergo an ownership change following the acquisition, either of which could restrict use of a material portion of the NOLs. Determining the limitations under Section 382 is technical and highly complex. Although the parties, based on their review to date, currently believe that Level 3 will undergo an ownership change as a result of the acquisition, neither company has definitively completed the analysis necessary to confirm this. Moreover, issuances or sales of our stock following the acquisition (including certain transactions outside of our control) could result in an ownership change of CenturyLink under Section 382, which may further limit its use of the NOLs. For these and other reasons, we cannot assure you that we will be able to use the NOLs after the acquisition in the amounts we project.
Our pending acquisition of Level 3 raises other risks.
 Our pending acquisition of Level 3 and, upon completion thereof, our ownership of Level 3 raise additional risks not described above. For additional information, see (i) the definitive joint proxy statement/prospectus filed with the SEC by us on February 13, 2017 and (ii) Level 3's most recently filed annual report on Form 10-K, as updated by its subsequent quarterly reports on Form 10-Q.
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

Regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. In addition, from time to time carriers or other third parties refuse to pay for certain of our services, challenge our rights to receive certain service payments, file complaints requesting rate reductions or take other similar actions that have the potential to reduce our revenues. Our future revenues, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, including, but not limited to, changes in rules governing intercarrier compensation, state and federal USF support, competition policies, pricing limitations or operational restrictions. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.
Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenues, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.
Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Recent changes in federal regulations have substantially impacted our operations. In October 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes, coupled with our participation in the new FCC support programs, has significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers and our receipt of federal support payments. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of Part I of this annual report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this annual report.
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives including “network neutrality” regulations (as discussed further below) and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. In 2016, the FCC initiated rulemaking regarding the regulation of business data services. This rulemaking, which remains pending, could adversely affect our operations or financial results. Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to regulating broadband services, storing records, bolstering homeland security or cyber security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, restricting data collection, protecting intellectual property rights of third parties, or addressing other issues that impact our business, including (i) the Communications Assistance for Law Enforcement Act, which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance, (ii) the USA Freedom Act, which requires communication companies to store records of communications of their customers, and (iii) laws that have significantly enhanced our responsibilities relating to data security in certain jurisdictions. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations.
Increased risks of fines. We have recently paid certain regulatory fines associated with network or service outages, particularly with respect to outages impacting the availability of emergency - 911 services. Over the past couple of years, we believe that regulators have assessed substantially higher fines than in the past for these types of incidents, and it is possible this trend will continue.

Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in many of our key operating markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. In particular, cable television companies in recent years have been able to exploit differences in regulatory oversight, which we believe has helped them to develop service offerings competitive with ours. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could increasingly impede our ability to compete.
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
Our participation in the FCC's CAF Phase 2 support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF Phase 2 program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects.
Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
In order to continue to provide quality broadband service at attractive prices, we believe we need the continued flexibility to respond to changing consumer demands, to manage bandwidth usage efficiently for the benefit of all customers and to invest in our networks. In 2015, the FCC adopted new regulations that regulate broadband services as a public utility under Title II of the Communications Act. The ultimate impact of the new regulations will depend on several factors, including the manner in which the new regulations are implemented and enforced and whether those regulations are altered by the newly-constituted FCC or Congress. Although it is premature for us to determine the ultimate impact of the new regulations upon our operations, we currently anticipate that implementation of the proposed rules could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. Our service offerings could become subject to additional laws and regulations as they are adopted or applied to the Internet. As the significance of the Internet expands, federal, state, local or foreign governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.
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
There are several material proceedings pending against us, as described in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this annual report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 16, as well as current litigation not described therein or future litigation, could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased our legal and financial compliance costs and made some activities more time consuming. Any failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.
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
For a more thorough discussion of the regulatory issues that may affect our business, see "Business—Regulation" in Item 1 of Part I of this annual report.
Risks Affecting Our Liquidity and Capital Resources
Our high debt levels expose us to a broad range of risks.
We continue to carry significant debt. As of December 31, 2016, the aggregate principal amount of our consolidated long-term debt, excluding unamortized discounts, net, unamortized debt issuance costs and capital lease and other obligations, was $19.879 billion. As of the date of this annual report, $2.715 billion aggregate principal amount of this long-term debt is scheduled to mature prior to December 31, 2019. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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

•
increasing the risk that we may not meet the financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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
We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenues and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	we engage in additional acquisitions or undertake substantial capital projects or other initiatives that increase our cash requirements;

•	we are required to contribute a material amount of cash to our pension plans;

•	we are required to begin to pay other post-retirement benefits earlier than anticipated;

•	our payments of federal income taxes increase faster or in greater amounts than currently anticipated; or

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this annual report.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments. If we are unable to satisfy the covenants contained in those instruments, or are unable to generate cash sufficient to make required debt payments, the parties to whom we are indebted could accelerate the maturity of some or all of our outstanding indebtedness. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

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
If the credit ratings relating to certain of our currently outstanding long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of CenturyLink, Inc., then we will be required to offer to repurchase such debt securities. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities, which could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these repurchase covenants may in certain circumstances render it more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.
Our business requires us to incur substantial capital and operating expenses, which reduce our available free cash flow.
Our business is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years.
We expect to invest additional capital to expand and enhance our network infrastructure as a result of several factors, including:

•	our regulatory commitments, including infrastructure construction requirements arising out of our participation in the FCC's CAF Phase 2 program, which are discussed further herein;

•	increased demands by customers to transmit larger amounts of data at faster speeds;

•	changes in customers' service requirements;

•	technological advances of our competitors; or

•	the development and launch of new services.
We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.

In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our legacy services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
Similarly, we continue to anticipate incurring substantial operating expenses to support our incumbent services and growth initiatives. We may be unable to sufficiently manage or reduce these costs, even if revenues in some of our lines of business are decreasing. If so, our operating margins will be adversely impacted.
Our senior notes are unsecured and will be effectively subordinated to any secured indebtedness.
Our currently outstanding senior notes are unsecured and are effectively subordinated to any of our existing or future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including, upon consummation of the Level 3 acquisition, any newly-incurred acquisition financing secured by subsidiary guarantees or pledges of stock of selected subsidiaries. In the event of a bankruptcy or similar proceeding, the stock that serve as collateral for any secured indebtedness would generally be available to satisfy our obligations under such secured indebtedness, and would not be expected to be available to satisfy other claims.
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
Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation any of the following:

•
our supply of cash or other liquid assets is anticipated to remain under pressure due to declining cash flows from operating activities, increased payments of post-retirement benefits and our projected payment of higher cash taxes prior to the pending Level 3 acquisition and might be further negatively impacted by any of the potential adverse events or developments described in this annual report, including (i) changes in competition, regulation, federal and state support, technology, taxes, capital markets, operating costs or litigation costs, or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

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
At December 31, 2016, we had state NOL carryforwards of approximately $11.9 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2016, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after valuation allowance) of $131 million.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
With approximately 36,000 active employees, approximately 72,000 active and retired employees and surviving spouses eligible for post-retirement benefits, approximately 68,000 pension retirees and approximately 14,000 former employees with vested pension benefits participating in our benefit plans as of December 31, 2016, the costs of pension and healthcare benefits for our active and retired employees have a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;

•	changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our pension and other post-retirement plans;

•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•	increasing longevity of our employees and retirees;

•	the impact of the continuing implementation, modification or potential repeal of current federal healthcare legislation and regulations promulgated thereunder;

•	increases in the number of retirees who elect to receive lump sum benefit payments;

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
As of December 31, 2016, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 9—Employee Benefits to our consolidated financial statements included in Item 8 of this annual report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 7 of this annual report.
For additional information concerning our liquidity and capital resources, see Item 7 of this annual report. For a discussion of certain currency and liquidity risks associated with our international operations, see "Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
Other Risks
We face risks from natural disasters, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.
A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.
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
While frequently presented with numeric specificity, the guidance and other forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and uncertain and are largely beyond our control. As a result, actual results may differ materially from our guidance or other forward-looking statements. For additional information, see "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of Part I of this annual report.

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
As of December 31, 2016, approximately 51% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill (excluding goodwill assigned to the colocation business and included in assets held for sale), customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.
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
A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors. These provisions could deprive our shareholders of any related takeover premium. For additional information, please see our Registration Statement on Form 8-A/A filed with the SEC on March 2, 2015.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2016	2015
Land	2%	2%
Fiber, conduit and other outside plant(1)	43%	42%
Central office and other network electronics(2)	35%	36%
Support assets(3)	17%	18%
Construction in progress(4)	3%	2%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
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
Our net property, plant and equipment was approximately $17.0 billion and $18.1 billion at December 31, 2016 and 2015, respectively. Some of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries. For additional information, see Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this annual report.
ITEM 3. LEGAL PROCEEDINGS
The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this annual report is incorporated herein by reference.
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

	Sales Price		Cash Dividend per Common Share
	High	Low
2016
First quarter	$32.49	21.94	0.540
Second quarter	32.94	26.35	0.540
Third quarter	31.56	26.51	0.540
Fourth quarter	33.45	22.86	0.540
2015
First quarter	$40.59	34.04	0.540
Second quarter	37.00	29.28	0.540
Third quarter	31.13	24.29	0.540
Fourth quarter	29.37	24.11	0.540
Dividends on common stock during 2016 and 2015 were paid each quarter. On February 21, 2017, our Board of Directors declared a common stock dividend of $0.54 per share.
As described in greater detail in "Risk Factors" in Item 1A of Part I of this annual report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
At February 16, 2017, there were approximately 122,000 stockholders of record, although there were significantly more beneficial holders of our common stock. At February 16, 2017, the closing stock price of our common stock was $24.28.
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2016 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2016	5,123	$27.48
November 2016	24,858	26.94
December 2016	834	23.93
Total	30,815

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
Selected financial information from our consolidated statements of operations is as follows:

	Years Ended December 31,(1)
	2016(2)(3)	2015(2)	2014(4)	2013(5)	2012
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$17,470	17,900	18,031	18,095	18,376
Operating expenses	15,139	15,295	15,621	16,642	15,663
Operating income	$2,331	2,605	2,410	1,453	2,713
Income before income tax expense	1,020	1,316	1,110	224	1,250
Net income (loss)	626	878	772	(239)	777
Basic earnings (loss) per common share	1.16	1.58	1.36	(0.40)	1.25
Diluted earnings (loss) per common share	1.16	1.58	1.36	(0.40)	1.25
Dividends declared per common share	2.16	2.16	2.16	2.16	2.90
Weighted average basic common shares outstanding	539,549	554,278	568,435	600,892	620,205
Weighted average diluted common shares outstanding	540,679	555,093	569,739	600,892	622,285
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this annual report for a discussion of unusual items affecting the results for the years ended December 31, 2016, 2015 and 2014.

(2)
During 2016 and 2015, we recognized an incremental $201 million and $215 million, respectively, of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program as compared to the interstate USF program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this annual report.

(3)
During 2016, we recognized $189 million of severance expenses and other one-time termination benefits associated with our workforce reductions and $52 million of expenses related to our pending acquisition of Level 3.

(4)	During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge.

(5)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments and a litigation settlement charge of $235 million.

Selected financial information from our consolidated balance sheets is as follows:

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Net property, plant and equipment(1)	$17,039	18,069	18,433	18,646	18,909
Goodwill(1)(2)	19,650	20,742	20,755	20,674	21,627
Total assets(3)	47,017	47,604	49,103	50,471	52,901
Total long-term debt(3)(4)	19,993	20,225	20,503	20,809	20,481
Total stockholders' equity(2)	13,399	14,060	15,023	17,191	19,289
_______________________________________________________________________________

(1)
During 2016, as a result of the pending sale of our colocation business and data centers, we reclassified $1.071 billion in net property, plant and equipment and $1.141 billion of goodwill to assets held for sale which is included in other current assets on our consolidated balance sheet. See Note 3—Pending Sale of Colocation Business and Data Centers to our consolidated financial statements in Item 8 of Part II of this annual report, for additional information.

(2)	During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments.

(3)
In 2015, we adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The adoption of both ASU 2015-03 and ASU 2015-17 reduced total assets by $1.044 billion, $1.316 billion and $1.039 billion in each year for the three years ended December 31, 2014, respectively, and ASU 2015-03 reduced total long-term debt by $168 million, $157 million and $124 million in each year for the three years ended December 31, 2014, respectively.

(4)
Total long-term debt is the sum of current maturities of long-term debt, capital lease obligations of $305 million (associated with the pending sale of colocation business and data centers) included in current liabilities associated with assets held for sale and long-term debt on our consolidated balance sheets. For additional information on our total long-term debt, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this annual report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$4,608	5,152	5,188	5,559	6,065
Net cash used in investing activities	(2,994)	(2,853)	(3,077)	(3,148)	(2,690)
Net cash used in financing activities	(1,518)	(2,301)	(2,151)	(2,454)	(3,295)
Payments for property, plant and equipment and capitalized software	(2,981)	(2,872)	(3,047)	(3,048)	(2,919)

The following table presents certain of our selected operational metrics:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total access lines(1)	11,090	11,748	12,394	13,002	13,751
Total broadband subscribers(1)	5,945	6,048	6,082	5,991	5,851
Prism TV subscribers	325	285	242	175	106
Total data centers(2)	58	59	58	55	54
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
At December 31, 2016, we operated approximately 11.1 million access lines in 37 states and served approximately 5.9 million broadband subscribers and 325 thousand Prism TV subscribers. We also operated 58 data centers throughout North America, Europe and Asia. Our methodology for counting access lines, broadband subscribers and data centers, which is described further in the operational metrics table below under "Results of Operations", and our methodology for counting Prism TV subscribers may not be comparable to those of other companies.
Pending Acquisition of Level 3
On October 31, 2016, we entered into a definitive merger agreement under which we propose to acquire Level 3 Communications, Inc. (“Level 3”) in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and 1.4286 of CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own approximately 51% and Level 3 shareholders are expected to own approximately 49% of the combined company at closing. On December 31, 2016, Level 3 had outstanding $10.9 billion of long-term debt.
Completion of the transaction is subject to the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as approvals from the Federal Communications Commission (the "FCC") and certain state regulatory authorities. The transaction is also subject to the approval of CenturyLink and Level 3 shareholders at meetings scheduled to be held on March 16, 2017, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction by the end of the third quarter 2017. If the merger agreement is terminated under certain circumstances, we may be obligated to pay Level 3 a termination fee of $472 million, or Level 3 may be obligated to pay CenturyLink a termination fee of $738 million.
As of December 31, 2016, we had recognized $52 million of expenses associated with our activities related to the pending Level 3 acquisition. We have not recognized certain other expenses that are contingent on completion of the acquisition. These expenses include financial advisory fees and compensation expense comprised of retention bonuses, severance and stock-based compensation for stock-based awards that will vest in connection with the acquisition. Most of these contingent expenses will be recognized in our consolidated financial statements in the period in which the acquisition occurs, with the remainder recognized thereafter. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of integration planning. These amounts may be material.
Upon completion of the acquisition, Level 3's assets and liabilities will be revalued and recorded at fair value. The assignment of fair value will require a significant amount of judgment. The use of fair value measures will affect the comparability of our post-acquisition financial information and may make it more difficult to predict earnings in future periods. For example, Level 3 has certain deferred costs and deferred revenues on its balance sheet associated with capacity leases. Based on the accounting guidance for business combinations, these existing deferred costs and deferred revenues are expected to be assigned little or no value in the purchase price allocation process and will thus be eliminated.
For unaudited pro forma condensed combined financial information relating to the acquisition, see the definitive joint proxy statement/prospectus filed with the SEC by us on February 13, 2017. This pro forma financial information is based upon preliminary purchase price allocations and various assumptions and estimates, all of which we urge you to carefully consider in connection with your review of such information.

Pending Sale of Colocation Business and Data Centers
On November 3, 2016, we entered into a definitive stock purchase agreement to sell our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company. During 2016, as a result of the pending sale, the assets to be sold to the Purchaser have been reclassified as assets held for sale in other current assets on our consolidated balance sheet. Additionally, the liabilities to be assumed by the Purchaser have been reclassified and presented as current liabilities associated with assets held for sale on our consolidated balance sheet. As part of the transaction, the Purchaser will assume our capital lease obligations, which amounted to $305 million as of December 31, 2016, related to the properties that we will sell. The sale is subject to regulatory approvals, including a review by the Committee of Foreign Investments in the United States, as well as other customary closing conditions.
Upon being completed, this transaction will result in the Purchaser acquiring 57 data centers. This business generated revenues of $622 million, $626 million and $643 million (excluding revenue with affiliates) for the years ended December 31, 2016, 2015 and 2014, respectively (a small portion of which will be retained by us). Based on certain estimates and assumptions regarding the closing date and various tax matters, we currently project that the net cash proceeds from the divestiture will be approximately $1.5 billion to $1.7 billion. We plan to use a portion of these net cash proceeds to partly fund our acquisition of Level 3.
The following tables present additional metrics related to our data centers:

	As of December 31,		Increase / (Decrease)	% Change
	2016	2015
Hosting data center metrics:
Number of data centers(1)	58	59	(1)	(2)%
Sellable square feet, million sq ft	1.54	1.58	(0.04)	(3)%
Billed square feet, million sq ft	1.04	0.99	0.05	5%
Utilization	67%	63%	4%	6%

	As of December 31,		Increase / (Decrease)	% Change
	2015	2014
Hosting data center metrics:
Number of data centers(1)	59	58	1	2%
Sellable square feet, million sq ft	1.58	1.46	0.12	8%
Billed square feet, million sq ft	0.99	0.92	0.07	8%
Utilization	63%	63%	—%	—%
______________________________________________________________________

(1)
We define a data center as any facility where we market, sell and deliver either colocation services, multi-tenant managed services, or both. Our data centers are located in North America, Europe and Asia.

See Note 3—Pending Sale of Colocation Business and Data Centers to our consolidated financial statements in Item 8 of Part II of this annual report for additional information on the pending sale.
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), broadband, VoIP, information technology and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Operating Revenues"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016(1)(2)	2015(1)	2014(3)
	(Dollars in millions except per share amounts)
Operating revenues	$17,470	17,900	18,031
Operating expenses	15,139	15,295	15,621
Operating income	2,331	2,605	2,410
Other expense, net	1,311	1,289	1,300
Income tax expense	394	438	338
Net income	$626	878	772
Basic earnings per common share	$1.16	1.58	1.36
Diluted earnings per common share	$1.16	1.58	1.36
_______________________________________________________________________________

(1)
During 2016 and 2015, we recognized an incremental $201 million and $215 million, respectively, of revenue associated with the FCC's Connect America Fund Phase 2 support program as compared to the interstate USF program. For additional information, see Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements in Item 8 of Part II of this annual report.

(2)
During 2016, we recognized $189 million of severance expenses and other one-time termination benefits associated with our workforce reductions and $52 million of expenses related to our pending acquisition of Level 3.

(3)	During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge.
The following table summarizes our access lines, broadband subscribers, Prism TV subscribers, data centers and number of employees:

	As of December 31,
	2016	2015	2014
	(in thousands except for data centers, which are actuals)
Operational metrics:
Total access lines(1)	11,090	11,748	12,394
Total broadband subscribers(1)	5,945	6,048	6,082
Total Prism TV subscribers	325	285	242
Total data centers(2)	58	59	58
Total employees	40	43	45
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
Operating Revenues
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 14—Segment Information in our Notes, these operating revenues are now reflected as legacy services.
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

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other operating revenues, which consists primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Strategic services	$8,050	7,753	297	4%
Legacy services	7,672	8,338	(666)	(8)%
Data integration	533	577	(44)	(8)%
Other	1,215	1,232	(17)	(1)%
Total operating revenues	$17,470	17,900	(430)	(2)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Strategic services	$7,753	7,303	450	6%
Legacy services	8,338	9,033	(695)	(8)%
Data integration	577	692	(115)	(17)%
Other	1,232	1,003	229	23%
Total operating revenues	$17,900	18,031	(131)	(1)%
Our total operating revenues decreased by $430 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased by $131 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decline in operating revenues for both periods was primarily due to lower legacy services revenues, which decreased by $666 million, or 8%, and $695 million, or 8%, for the respective periods.
The decline in legacy services revenues for both periods reflects the continuing loss of access lines, loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including special access) services. At December 31, 2016, we had approximately 11.1 million access lines, or approximately 5.6% less than the number of access lines we operated at December 31, 2015. At December 31, 2015, we had approximately 11.7 million access lines, or approximately 5.2% less than the number of access lines we operated at December 31, 2014. We estimate that the rate of our access lines losses will be between 4% and 6% over the full year of 2017.
For 2016, the growth in our strategic services revenues was primarily due to increased demand for our Ethernet, MPLS, facilities-based video and VoIP services and from rate increases on various services, which were partially offset by declines in our hosting services and losses of broadband customers. For 2015, the growth in our strategic services revenues was primarily due to increased demand for our Ethernet, MPLS, facilities-based video and IT Services and from rate increases on various services, which were partially offset by declines in our colocation and hosting services.
Data integration revenues, which are typically more volatile than our other sources of revenues, decreased by $44 million, or 8%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decline in data integration revenues was primarily due to declines in governmental and business sales and professional and maintenance services. Data integration revenues decreased by $115 million, or 17%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decline in data integration revenues was primarily due to declines in governmental sales and professional services, which were partially offset by an increase in maintenance services.
Other operating revenues decreased by $17 million, or 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in other operating revenues was primarily due to lower high-cost support revenues. These declines were partially offset by higher USF surcharge revenues related to increased universal service fund contribution factors. Other operating revenues increased by $229 million, or 23%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in other operating revenues was primarily due to additional revenue recorded under the CAF Phase 2 support program. For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
We are aggressively marketing our strategic services in an effort to partially offset the continuing declines in our legacy services.

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

These expense classifications may not be comparable to those of other companies.
The following tables summarize our operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,774	7,778	(4)	—%
Selling, general and administrative	3,449	3,328	121	4%
Depreciation and amortization	3,916	4,189	(273)	(7)%
Total operating expenses	$15,139	15,295	(156)	(1)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,778	7,846	(68)	(1)%
Selling, general and administrative	3,328	3,347	(19)	(1)%
Depreciation and amortization	4,189	4,428	(239)	(5)%
Total operating expenses	$15,295	15,621	(326)	(2)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $4 million, or less than 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in costs of services and products (exclusive of depreciation and amortization) was primarily due to reductions in salaries and wages from lower headcount, professional fees, payment processing fees and customer premises equipment costs, which were substantially offset by increases in content costs for Prism TV (resulting from higher content volume and rates), network expense and USF rates. Cost of services and products (exclusive of depreciation and amortization) decreased by $68 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Excluding the lower customer premises equipment costs, cost of services and products increased by $56 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in costs of services and products was primarily due to increases in pension and postretirement costs, USF rate increases, higher network expenses and increases in content costs for Prism TV. These increases were partially offset by decreases in salaries and wages from lower headcount, professional fees and contract labor costs.

Selling, General and Administrative
Selling, general and administrative expenses increased by $121 million, or 4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in selling, general and administrative expenses was primarily due to increases in severance expenses associated with our recent workforce reduction, higher payments of employee health care claims, bad debt and other expenses (including fees related to the Level 3 acquisition), which were partially offset by reductions in professional fees and property and other taxes. Selling, general and administrative expenses decreased by $19 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily due to lower benefit expenses, insurance costs and asset impairment charges. These decreases were partially offset by increases in bad debt expense, external commissions and regulatory fines of $15 million associated with a 911 system outage.
Pension Lump Sum Offer
Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. These lump sum payments are paid from the trust that holds the plan's assets. Under pension settlement accounting, we record an accounting settlement charge associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost. There were no pension lump sum offerings in 2016, other than those to eligible employees who terminated during 2016. For the year ended December 31, 2015, we made cash settlement payments to former employees for lump sum offers of approximately $356 million, but pension settlement accounting was not triggered in 2015. For the year ended December 31, 2014, we made cash settlement payments to former employees for lump sum offers of approximately $460 million, which triggered pension settlement accounting and resulted in us recording additional pension expense of $63 million. Pension expense is allocated to cost of services and products (exclusive of depreciation and amortization), selling, general and administrative and to capital projects. See Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this annual report, for additional information on the pension lump sum offers.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$2,691	2,836	(145)	(5)%
Amortization	1,225	1,353	(128)	(9)%
Total depreciation and amortization	$3,916	4,189	(273)	(7)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Depreciation	$2,836	2,958	(122)	(4)%
Amortization	1,353	1,470	(117)	(8)%
Total depreciation and amortization	$4,189	4,428	(239)	(5)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and our entry into an agreement to sell our data centers and colocation business. Depreciation expense decreased by $145 million, or 5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased by $122 million, or 4%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The depreciation expense related to our plant was lower for both periods due to full depreciation and retirement of certain plant placed in service prior to 2016 and 2015. Additionally, we ceased depreciating property, plant and equipment assets of our colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional depreciation expense during 2016 of $30 million if we had not agreed to sell the colocation business. The decrease in both periods was partially offset by an increase in depreciation expense attributable to new plant placed in service during the respective years.

Additionally, in 2015, the lower depreciation expense was further offset by the impact of changes in the estimated lives of certain property, plant and equipment which resulted in additional depreciation. The changes in the estimated lives of certain property, plant and equipment resulted in an increase in depreciation expense of approximately $48 million for 2015, which was more than fully offset by the decrease in depreciation expense noted above. In addition, we developed a plan to migrate customers from one of our networks to another, which began in late 2014 and ended in late 2015. As a result, we implemented changes in estimates that reduced the remaining economic lives of certain network assets. The impact from the above-noted changes in estimates and network migration resulted in an increase in depreciation expense of approximately $90 million for the year ended December 31, 2014.
Amortization expense decreased by $128 million, or 9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased by $117 million, or 8%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in amortization expense for both periods was primarily due to the use of accelerated amortization for a portion of our customer relationship assets and our entry into an agreement to sell our data centers and colocation business. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. We ceased amortizing the intangible assets of our colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional amortization expense during 2016 of $6 million if we had not agreed to sell the colocation business. In addition, amortization of capitalized software was lower in both periods due to software becoming fully amortized faster than new software was acquired or developed.
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(1,318)	(1,312)	6	—%
Other income, net	7	23	(16)	(70)%
Total other expense, net	$(1,311)	(1,289)	22	2%
Income tax expense	$394	438	(44)	(10)%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Interest expense	$(1,312)	(1,311)	1	—%
Other income, net	23	11	12	109%
Total other expense, net	$(1,289)	(1,300)	(11)	(1)%
Income tax expense	$438	338	100	30%
Interest Expense
Interest expense increased by $6 million, or less than 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in interest expense was substantially due to a reduction in the amount of net premium amortization recorded at acquisition due to the early retirement of several issuances of debt during the period, which has the effect of increasing interest expense and an increase in interest expense on unsecured notes related to the issuance of $1.0 billion of new debt in April, 2016 in advance of a debt maturity in June, 2016. Interest expense increased by $1 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in interest expense was primarily due to a reduction in the amortization of debt premiums, which was substantially offset by higher capitalized interest, lower bond coupon rates and lower interest under our Credit Facility. See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report and Liquidity and Capital Resources below for additional information about our debt.

Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and foreign currency gains and losses. Other income, net decreased by $16 million, or 70%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease in other income, net was primarily due to losses on early retirement of debt, which was partially offset by the impact of nonrecurring funding from a state economic development program. Other income, net increased by $12 million, or 109%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase in other income, net was primarily due to the impact of a 2014 impairment charge of $14 million recorded in connection with the sale of our 700 MHz A-Block Wireless Spectrum licenses, which was partially offset by a net loss on early retirement of debt in 2015.
Income Tax Expense
Income tax expense decreased by $44 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Our income tax expense for the year ended December 31, 2015 increased by $100 million from the amounts for the comparable prior year. For the years ended December 31, 2016, 2015 and 2014, our effective income tax rate was 38.6%, 33.3% and 30.5%, respectively. The effective tax rate for the year ended December 31, 2016 reflects a tax impact of $18 million from an intercompany dividend payment from one of our foreign subsidiaries to its domestic parent company that was made as part of our corporate restructuring in preparation for the sale of our colocation business. The effective tax rate for the year ended December 31, 2015 reflects a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015, and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating loss carryforwards ("NOLs"). The effective tax rate for the year ended December 31, 2014 reflects a $60 million tax benefit associated with a worthless stock deduction for the tax basis in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset, an indirect investment in KPNQwest, N.V. The subsidiary was acquired as part of the acquisition of Qwest and we assigned it no fair value in the acquisition due to the bankruptcy proceedings, which were then ongoing. The effective tax rate for the year ended December 31, 2014 also reflects a $13 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of NOLs. The rate also reflects the absence of tax benefits from the impairment and disposition of our 700 MHz A-Block wireless spectrum licenses in 2014, because we are not likely to generate income of a character required to realize a tax benefit from the loss on disposition during the period permitted by law for utilization of that loss. See Note 13—Income Taxes to our consolidated financial statements in Item 8 of Part II of this annual report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Segment Results
The results for our business and consumer segments are summarized below for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Total segment revenues	$16,255	16,668	17,028
Total segment expenses	8,492	8,461	8,502
Total segment income	$7,763	8,207	8,526
Total margin percentage	48%	49%	50%
Business segment:
Revenues	$10,352	10,646	11,030
Expenses	5,930	5,967	6,019
Income	$4,422	4,679	5,011
Margin percentage	43%	44%	45%
Consumer segment:
Revenues	$5,903	6,022	5,998
Expenses	2,562	2,494	2,483
Income	$3,341	3,528	3,515
Margin percentage	57%	59%	59%
The following table reconciles our total segment revenues and total segment income presented above to consolidated operating revenues and consolidated operating income reported in our consolidated statements of operations.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Total segment revenues	$16,255	16,668	17,028
Other operating revenues	1,215	1,232	1,003
Operating revenues reported in our consolidated statements of operations	$17,470	17,900	18,031
Total segment income	$7,763	8,207	8,526
Other operating revenues	1,215	1,232	1,003
Depreciation and amortization	(3,916)	(4,189)	(4,428)
Other unassigned operating expenses	(2,731)	(2,645)	(2,691)
Operating income reported in our consolidated statements of operations	$2,331	2,605	2,410
Changes in Segment Reporting
During the first half of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments, including changes that increased our consumer segment expenses and decreased our business segment expenses in prior periods. We have recast our previously reported segment results for the years ended December 31, 2015 and 2014 to conform to the current presentation. See Note 14—Segment Information to our consolidated financial statements in Item 8 of Part II of this annual report for additional information on our changes in segment reporting.
Allocation of Revenues and Expenses
Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above. Segment revenues are based upon each customer's classification to an individual segment. We report our segment revenues based upon all services provided to that segment's customers. For information on how we allocate expenses to our segments, as well as other additional information about our segments, see Note 14—Segment Information.

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

•
Legacy services. We continue to experience customers migrating away from our higher margin legacy services into lower margin strategic services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, an increase in the use of non-voice communications and a related decrease in the demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our business segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer loss, customer migration and price compression. Operating costs also tend to impact our legacy services to a lesser extent than our strategic services as noted above;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts. Our data integration operating margins are typically smaller than most of our other offerings; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our business segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,990	2,816	174	6%
Hosting services (2)	1,210	1,281	(71)	(6)%
Other strategic services (3)	703	624	79	13%
Total strategic services revenues	4,903	4,721	182	4%
Legacy services
Voice services (4)	2,413	2,588	(175)	(7)%
Low-bandwidth data services (5)	1,382	1,594	(212)	(13)%
Other legacy services (6)	1,123	1,168	(45)	(4)%
Total legacy services revenues	4,918	5,350	(432)	(8)%
Data integration	531	575	(44)	(8)%
Total revenues	10,352	10,646	(294)	(3)%
Segment expenses:
Total expenses	5,930	5,967	(37)	(1)%
Segment income	$4,422	4,679	(257)	(5)%
Segment margin percentage	43%	44%
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes local and long-distance voice revenue
(5)	Includes private line (including special access) revenue
(6)	Includes UNEs, public access, switched access and other ancillary revenue

	Business Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,816	2,579	237	9%
Hosting services (2)	1,281	1,316	(35)	(3)%
Other strategic services (3)	624	558	66	12%
Total strategic services revenues	4,721	4,453	268	6%
Legacy services
Voice services (4)	2,588	2,777	(189)	(7)%
Low-bandwidth data services (5)	1,594	1,893	(299)	(16)%
Other legacy services (6)	1,168	1,219	(51)	(4)%
Total legacy services revenues	5,350	5,889	(539)	(9)%
Data integration	575	688	(113)	(16)%
Total revenues	10,646	11,030	(384)	(3)%
Segment expenses:
Total expenses	5,967	6,019	(52)	(1)%
Segment income	$4,679	5,011	(332)	(7)%
Segment margin percentage	44%	45%
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes local and long-distance voice revenue
(5)	Includes private line (including special access) revenue
(6)	Includes UNEs, public access, switched access and other ancillary revenue
Segment Revenues
Business segment revenues decreased by $294 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in business segment revenues was primarily due to declines in our legacy services revenues. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance and access services for the reasons noted above and to reductions in the volume of private line (including special access) services. The increase in our strategic services revenues was primarily due to increases in MPLS unit growth and higher Ethernet and VOIP volumes, which were partially offset by declines in our hosting services. The decrease in our data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers and to declines in maintenance services. Business segment revenues decreased by $384 million, or 3%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in business segment revenues was primarily due to declines in legacy services revenues and data integration revenues, which were partially offset by the growth in our strategic services revenues. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance, access and traditional WAN services for the reasons noted above and a reduction in private line (including special access) volumes, as well as a pricing reduction on private line services for a large wholesale customer in exchange for a longer term commitment. The growth in our strategic services revenues was primarily due to MPLS unit growth and higher Ethernet volumes, which were partially offset by a reduction in hosting services. The decrease in data integration revenues was primarily due to lower sales of customer premises equipment to governmental and business customers during the period.

Segment Expenses
Business segment expenses decreased by $37 million, or 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in our business segment expenses was primarily due to decreases in salaries and wages, professional fees and payment processing fees, which were partially offset by increases in facility costs, network expense and real estate and power costs. Business segment expenses decreased by $52 million, or 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease was primarily due to lower customer premises equipment costs resulting from the lower sales noted above in segment revenues. Excluding the lower customer premises equipment costs, business expenses increased by $62 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase is primarily due to increases in salaries and wages, benefits expense, external commissions, network expense and facility costs, which were partially offset by decreases in professional fees, materials and supplies and fleet expenses.
Segment Income
Business segment income decreased by $257 million, or 5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 and decreased by $332 million, or 7%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The decrease in business segment income for both periods was due predominantly to the loss of customers and lower service volumes in our legacy services.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part I of this annual report, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings. The offering of our facilities-based video services in our markets requires us to incur substantial start-up expenses in advance of marketing and selling the service. Also, our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering strategic services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our strategic services and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services. These operating costs include employee costs, marketing and advertising expenses, sales commissions, Prism TV content costs and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Customer migration and price compression from competitive pressures have not only negatively impacted our legacy revenues, but they have also negatively impacted the operating margins of our legacy services and we expect this trend to continue. Operating costs, such as installation costs and facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our legacy services margins to a lesser extent than our strategic services as noted above;

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle broadband services with other services such as local voice, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment due to the related discounts; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$2,689	2,611	78	3%
Other strategic services (2)	458	421	37	9%
Total strategic services revenues	3,147	3,032	115	4%
Legacy services
Voice services (3)	2,442	2,676	(234)	(9)%
Other legacy services (4)	312	312	—	—%
Total legacy services revenues	2,754	2,988	(234)	(8)%
Data integration	2	2	—	—%
Total revenues	5,903	6,022	(119)	(2)%
Segment expenses:
Total expenses	2,562	2,494	68	3%
Segment income	$3,341	3,528	(187)	(5)%
Segment income margin percentage	57%	59%
______________________________________________________________________

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2015	2014
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$2,611	2,469	142	6%
Other strategic services (2)	421	381	40	10%
Total strategic services revenues	3,032	2,850	182	6%
Legacy services
Voice services (3)	2,676	2,865	(189)	(7)%
Other legacy services (4)	312	279	33	12%
Total legacy services revenues	2,988	3,144	(156)	(5)%
Data integration	2	4	(2)	(50)%
Total revenues	6,022	5,998	24	—%
Segment expenses:
Total expenses	2,494	2,483	11	—%
Segment income	$3,528	3,515	13	—%
Segment income margin percentage	59%	59%
______________________________________________________________________

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue
Segment Revenues
Consumer segment revenues decreased by $119 million, or 2%, for year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in our consumer segment revenues was primarily due to the declines in our legacy services revenues, which were partially offset by increases in our strategic revenues. The decline in our legacy services revenues for both periods was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the competitive and technological factors noted above. The increase in our strategic services revenues was primarily due to 2016 rate increases resulting from various pricing initiatives on broadband, Prism TV and other strategic products and services, and increases in the number of our Prism TV customers, which were partially offset by a decline in broadband customers. Consumer segment revenues increased by $24 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in strategic services revenues was primarily due to increases in the number of Prism TV customers, as well as from 2015 price increases on various services. The decline in legacy services revenues was primarily due to declines in local and long-distance services volumes associated with access line losses resulting from the competitive and technological factors as further described above.
Segment Expenses
Consumer segment expenses increased by $68 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in our consumer segment expenses was primarily due to increases in costs related to Prism TV (resulting from higher content volume and rates), professional fees, sales commissions, bad debt expense and network costs, which were partially offset by reductions in salaries and wages from lower headcount and payment processing fees. Consumer segment expenses increased by $11 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to increases in Prism TV content costs (resulting from higher volume and rates) and bad debt expense, which were partially offset by reductions in employee-related costs, facility costs, fleet expenses and network expenses.

Segment Income
Consumer segment income decreased by $187 million, or 5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily due to loss of customers from legacy services and increases in the costs related to the growth in Prism TV. Consumer segment income increased by $13 million, or less than 1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to price increases on various services.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) property, plant and equipment; (iii) pension and post-retirement benefits; (iv) loss contingencies and litigation reserves; (v) Connect America Fund; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
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
We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. We assign goodwill to the reporting units using a relative fair value approach. We utilize the trailing twelve months earnings before interest, taxes, depreciation and amortization as our allocation methodology as we believe that it represents a reasonable proxy for the fair value of the operations being reorganized. The use of other fair value assignment methods could result in materially different results. For additional information on our segments, see Note 14—Segment Information to our consolidated financial statements in Item 8 of Part II of this annual report.
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
As of October 31, 2016, we assessed goodwill for impairment for our three reporting units, which we determined to be business (excluding wholesale), consumer and wholesale and determined that the estimated fair value of our wholesale reporting unit was substantially in excess of our carrying value of equity and the estimated fair value of our business and consumer reporting units exceeded our carrying value of equity by 28% and 18%, respectively.
For additional information on our goodwill balances by segment, see Note 4—Goodwill, Customer Relationships and Other Intangible Assets in Item 8 of Part II of this annual report.

We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2017 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization as a result of an adverse change to our overall business operations; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in our legal affairs or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of one or more of our subsidiaries that are a component of our segments. For additional information, see "Risk Factors" in Item 1A of Part I of this annual report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2017.
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
Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $390 million annually or increased depreciation expense by approximately $550 million annually, respectively.
Pension and Post-retirement Benefits
We sponsor a noncontributory qualified defined benefit pension plan (referred to as our qualified pension plan) for a substantial portion of our employees. In addition to this tax-qualified pension plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.
In 2016, approximately 53% of the qualified pension plan's January 1, 2016 net actuarial loss balance of $2.843 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 9 to 10 years for the plan. The other 47% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2016. The entire beginning net actuarial loss of $147 million for the post-retirement benefit plans was treated as indefinitely deferred during 2016.
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

In 2014, approximately 16% of the qualified pension plans' January 1, 2014 net actuarial loss balance of $1.048 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 8 to 9 years for the plans. The other 84% of the pension plans' beginning net actuarial loss balance was treated as indefinitely deferred during 2014. The entire beginning net actuarial loss of $37 million for the post-retirement benefit plans was treated as indefinitely deferred during 2014.
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
In 2016, we changed the method we use to estimate the service and interest components of net periodic benefit expense for pension and other postretirement benefit obligations. This change resulted in a decrease in the service and interest components in 2016. Beginning in 2016, we utilized a full yield curve approach in connection with estimating these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change more precisely measures service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations but lowered our annual net periodic benefit cost by approximately $149 million in 2016. This change was treated as a change in accounting estimate and, accordingly, we did not adjust the amounts recorded in 2015 or 2014.
Mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries. In 2016, we adopted the revised mortality table and projection scale released by the Society of Actuaries ("SOA"), which decreased the projected benefit obligation of our benefit plans by $268 million. The 2015 revised mortality table and projection scale decreased the 2015 projected benefit obligation of our benefit plans by $379 million. In 2014, the SOA published new mortality rate tables reflecting increases in the projected life expectancies of North Americans since its publications of earlier tables. We adopted the new tables immediately. This resulted in an increase to the projected benefit obligation of approximately $1.3 billion for our pension and post-retirement benefit plans. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 9 to 10 years as of December 31, 2016.
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
Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive (loss) income in the consolidated statements of comprehensive income (loss) as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2016 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2016 would have increased by $92 million. If our assumed discount rates for 2016 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2016 would have increased by $46 million and our projected benefit obligation for 2016 would have increased by approximately $1.753 billion.

Loss Contingencies and Litigation Reserves
We are involved in several material legal proceedings, as described in more detail in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.
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
Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses (living units) in 33 states under the CAF Phase 2 high-cost support program. This program provides a monthly high-cost subsidy similar to the support provided by the FCC’s previous cost reimbursement programs. Although we believe that there is no specific authoritative U.S. GAAP guidance for the treatment of government assistance, we identified three acceptable methods to account for these funds: (1) recognize revenue when entitled to receive cash, (2) defer cash received until the living units are enabled to receive the service at the FCC specified level, or (3) record the cash received as contra capital. After assessing these alternatives, we have determined that we will recognize CAF Phase 2 funds each month as revenue when we are entitled to receive the cash less a deferred amount. The amount of revenue deferred in 2016 was approximately $12 million. We believe our recognition methodology is consistent with other companies in our industry in the United States, but may not necessarily be consistent with companies outside the United States that receive similar government funding, and we cannot provide assurances to this effect.
In computing the amount of revenue to recognize, we assume that we will not be able to economically enable 100% of the required living units in every state with voice and broadband capabilities under the CAF Phase 2 program. We defer recognition of the funds related to potential living units that we estimate we will not enable until we can with reasonable assurance determine that we can fully meet the enablement targets. As disclosed elsewhere herein, in some limited instances, a portion of the funds must be returned if enablement targets are not attained. Based on estimated enablement, the effect of a hypothetical 1% decrease in our estimate of living units we will not enable with voice and broadband capabilities under the CAF Phase 2 program would have increased our revenue by $3 million in 2016 and a 1% increase would have decreased our revenue by $9 million in 2016.
For additional information about the CAF Phase 2 support program, see the discussion below in "Liquidity and Capital Resources—Connect America Fund."
Income Taxes
Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax credit carryforwards, differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities and tax net operating loss carryforwards, or NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.
The measurement of deferred taxes often involves the exercise of considerable judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken in filed tax returns and the resulting tax basis are more likely than not to be sustained if they are audited by taxing authorities. Assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all which involve the exercise of significant judgment. At December 31, 2016, we established a valuation allowance of $375 million primarily related to state NOLs, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes to our consolidated financial statements in Item 8 of Part II of this annual report for additional information.
Liquidity and Capital Resources
Overview
At December 31, 2016, we held cash and cash equivalents of $222 million and we had $1.630 billion of borrowing capacity available under our $2 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At December 31, 2016, cash and cash equivalents of $44 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. As discussed below, the amount we pay for income taxes is expected to increase for most of 2017, and the amount we pay for retiree healthcare benefits is expected to increase substantially in 2017. The potential impact of the pending sale of our colocation business and data centers and the potential impact of the pending acquisition of Level 3 are further described below.
Based on our current capital allocation objectives, during 2017 we anticipate expending approximately $2.6 billion of cash for capital investment in property, plant and equipment and up to $1.176 billion for dividends on our common stock, based on the current annual common stock dividend rate of $2.16 and the current number of outstanding common shares, assuming solely for these purposes no impact from the Level 3 acquisition. During 2017, we have debt maturities of $1.421 billion, scheduled debt principal payments of $22 million and capital lease and other fixed payments of approximately $100 million (including $41 million of capital lease obligations related to the colocation operations), excluding liabilities that we expect to assume later in 2017 in connection with consummating the Level 3 acquisition. Each of the expenditures are described further below.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
Potential Impact of the Sale of Our Colocation Business and Data Centers
If, as anticipated, we sell our colocation business and data centers in the manner discussed in Note 3—Pending Sale of Colocation Business and Data Centers to our consolidated financial statements in Item 8 of Part II of this annual report, we expect to receive net cash proceeds of approximately $1.5 billion to $1.7 billion from the sale, which is net of tax payments relating to the sale of approximately $100 million to $200 million, which we anticipate will be triggered by certain corporate restructuring actions we are taking in the first quarter of 2017 regarding certain subsidiaries involved in the colocation business. We also expect ongoing cash flows from operating activities will be negatively impacted by approximately $30 million to $45 million per quarter.

Potential Impact of the Pending Acquisition of Level 3
If, as anticipated, we complete the acquisition of Level 3 by the end of third quarter of 2017 in the manner discussed in Note 2—Pending Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this annual report, we expect our operations, financial position and cash flows to be significantly impacted following the closing of the transaction. We expect to issue a significant amount of new debt to finance the Level 3 acquisition, and we would assume approximately $10.9 billion of Level 3’s outstanding debt upon consummating the acquisition. With this additional debt, we would expect our cash paid for interest payments to be significantly higher following the closing of the transaction. We project that our capital expenditures would increase significantly; we anticipate, based on information included in Level 3’s annual guidance regarding its estimated 2017 capital expenditures, that Level 3 will spend approximately $100 million to $125 million per month on average, in the period prior to closing, but that amount could be significantly different than amounts that we expect to spend in the months following the closing of the transaction. In connection with consummating the acquisition, we would expect to issue approximately 538 million shares of our common stock to Level 3 stockholders (including shares of CenturyLink common stock expected to be issued in exchange for outstanding Level 3 equity awards), based on the number of Level 3 shares held of record on January 27, 2017. Based on our current quarterly common stock dividend rate of $0.54 per share, this issuance of additional shares would result in an additional incremental dividend payment of approximately $290 million per quarter. Also, we expect our upcoming cash payments for transaction costs, integration costs and debt financing costs to be material primarily following the closing of the transaction. These above factors are expected to result in a net cash outflow for the period of 2017 following the closing. However, we expect we will have sufficient liquidity to more than offset the impact of the net cash outflows.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2017 will be approximately $2.6 billion, inclusive of CAF Phase 2 related capital expenditures, but exclusive of additional capital expenditures with respect to the Level 3 operations that we expect to acquire later this year.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Business" and "Risk Factors" in Items 1 and 1A, respectively, of Part I of this annual report.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and Qwest Corporation by credit rating agencies, among other factors. For further information on our debt maturities, see "Future Contractual Obligations" below.
As of the date of this annual report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.(1)	Ba3	Ba1
Fitch Ratings	BB+	BBB-
______________________________________________________________________

(1)	On March 15, 2016, Moody's Investors Service, Inc. downgraded CenturyLink, Inc.'s rating from Ba2 to Ba3 and downgraded Qwest Corporation's rating from Baa3 to Ba1.
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
Net Operating Loss Carryforwards
In recent years, we have been using Net Operating Loss ("NOL") carryforwards to offset a large portion of our federal taxable income. As of December 31, 2016, we have substantially utilized our federal NOL carryforwards. A portion of these remaining NOL carryforwards are subject to the limitations imposed by section 382 of the Internal Revenue Code ("Code"). As a result of the substantial utilization of the NOL carryforwards in prior years and the limitations imposed on portions of the remaining NOL carryforward balance, the amounts of our cash flows dedicated to or required for the payment of federal taxes has increased and is expected to continue to increase substantially during 2017 prior to our anticipated acquisition of additional NOLs later this year, as described further below. The amounts of our near-term tax payments will depend upon many factors, including our future earnings and tax circumstances. Based on current laws (including the extension of bonus depreciation) and our current estimates of 2017 earnings, we estimate our cash income tax liability related to 2017 will be between $500 million to $600 million, exclusive of (i) tax payments relating to the sale of our data centers and colocation business of approximately $100 million to $200 million, which we anticipate will be triggered by certain corporate restructuring actions we are taking in the first quarter of 2017 regarding certain subsidiaries involved in the colocation business and (ii) the impact of acquiring Level 3.
Based on information provided to us by Level 3, as of December 31, 2016, Level 3 had approximately $9.0 billion of NOL carryforwards that we expect to acquire in connection with the Level 3 transaction. We cannot assure you that we will be able to use these NOL carryforwards fully, or at all. See "Risk Factors—Risk Relating to Our Pending Acquisition of Level 3—We cannot assure you, whether, when or in what amounts we will be able to use Level 3's net operating loss carryforwards following the Level 3 acquisition" in Item 1A of Part I of this annual report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment during 2017 at this rate of $0.54 per share, our average total dividends paid each quarter prior to the Level 3 acquisition would be approximately $294 million based on our current number of outstanding shares (which does not reflect shares that we expect to issue in connection with the Level 3 acquisition or any other shares that we might issue or repurchase in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this annual report.
Credit Facility
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At December 31, 2016, we had $370 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.

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
Term Loans and Revolving Letter of Credit
At December 31, 2016, CenturyLink, Inc. owed $336 million under a term loan maturing in 2019 and Qwest Corporation owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.
We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2016, our outstanding letters of credit totaled $105 million under this facility.
For information on our outstanding debt securities, see immediately below "Future Contractual Obligations" and Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report.
Level 3 Financing Commitment Letter
In connection with entering into our merger agreement with Level 3, we obtained a debt commitment letter from a group of lenders. See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report, for additional information on the financing commitment letter.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	2022 and thereafter	Total
	(Dollars in millions)
Long-term debt(1)(2)	$1,544	280	1,131	1,032	2,329	14,003	20,319
Interest on long-term debt and capital leases(2)	1,202	1,164	1,137	1,069	893	15,434	20,899
Operating leases(3)	295	276	249	226	162	1,049	2,257
Purchase commitments(4)	166	109	44	26	15	67	427
Post-retirement benefit obligation(5)	97	94	90	87	83	775	1,226
Non-qualified pension obligations(5)	6	5	5	5	4	20	45
Unrecognized tax benefits(6)	—	—	—	—	—	51	51
Other	6	7	7	6	8	60	94
Total future contractual obligations (7)	$3,316	1,935	2,663	2,451	3,494	31,459	45,318
_______________________________________________________________________________

(1)
Includes current maturities and capital lease obligations, but excludes unamortized discounts, net and unamortized debt issuance costs. Also, includes $305 million of capital lease obligations related to our colocation operations. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report for additional information regarding the future commitments for capital leases related to our colocation operations.

(2)
Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2016. Also, includes interest and executory costs of $93 million associated with our capital lease obligations related to our colocation operations. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report for additional information regarding the future commitments for capital leases related to our colocation operations.

(3)
Includes $750 million of operating lease future rental commitments related to our colocation operations. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report for additional information regarding the future commitments for operating leases related to our colocation operations.

(4)
We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have purchase commitments with third-party vendors for operating, installation and maintenance services for facilities. In addition, we have service-related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above, we estimated payments for these service contracts based on estimates of the level of services we expect to receive. Includes $80 million of purchase commitments related to our colocation operations. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report for additional information regarding the purchase commitments related to our colocation operations.

(5)	Reflects only the portion of total obligation that is contractual in nature. See Note 7 below.

(6)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. The $51 million is composed of unrecognized tax benefits of $16 million and related estimated interest of $35 million, which would result in future cash payments if our tax positions were not upheld. See Note 13—Income Taxes to our consolidated financial statements in Item 8 of Part II of this annual report for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2022 and thereafter" column in the above table.

(7)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2016. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this annual report;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and pricing is based upon volumes and usage. Assuming we terminate these contracts in 2017, the contract termination fees would be $359 million. Under the same assumption, we estimate that our termination fees for these contracts to purchase goods and services would be $165 million. In the normal course of business, we do not believe payment of these fees is likely;

•	service level commitments to our customers, the violation of which typically results in service credits rather than cash payments; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.
For information on debt that we expect to assume or incur in connection with consummating the Level 3 acquisition, see "Risk Factors" in Item 1A of Part I of this annual report and Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2016, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.409 billion and $3.360 billion, respectively. See Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this annual report for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2017. The amount of required contributions to our qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions to the trust in addition to required contributions, including voluntary contributions in the amount of $100 million made in the third quarter of both 2016 and 2015. We currently expect to make a voluntary contribution of $100 million to the trust in 2017.
Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. Assets in the post-retirement trusts have been substantially depleted as of December 31, 2016; however, we will continue to pay certain benefits through the trusts. The fair value of these trust assets was approximately $53 million at December 31, 2016, with a portion comprised of investments with restricted liquidity. Benefits not paid through the trusts will be paid directly by us. As described further in Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this annual report, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $129 million, $116 million and $88 million for the years ended December 31, 2016, 2015 and 2014, respectively, while the amounts paid from the trust were $145 million, $163 million and $219 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II in this annual report.
For 2017, our estimated annual long-term rates of return are 6.5% and 5.0% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.

Workforce Reductions
In response to the continued decline of our legacy services revenues and to better align our workforce with our workload requirements, we periodically implement workforce reduction programs. In the third quarter of 2016, we announced plans to reduce our workforce, initially through voluntary severance packages and the balance through involuntary reductions. We recognized in the fourth quarter of 2016 a charge for severance expenses and other one-time termination benefits of $164 million, $98 million of which remained to be paid as of December 31, 2016.
Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program has substantially replaced the funding from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In late 2015, we began receiving these monthly support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a substantial one-time transitional payment, designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. For 2016, we continued to receive monthly support payments at the higher rate than under the interstate USF support program. We received $214 million and $209 million more cash from the CAF Phase 2 program for the years ended December 31, 2016 and 2015, respectively, than the projected amounts we would have otherwise received during the same periods under the interstate USF support program.
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build broadband infrastructure over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this annual report and see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of this annual report.
In 2013, under the CAF Phase 1 Round 2 program, we received $40 million in funding for deployment of broadband services in rural areas. In compliance with program terms, during the second half of 2016 we returned $23 million for failing to meet interim buildout milestones within the FCC specified time frames. As of December 31, 2016, we have included the remaining $17 million of funding in deferred credits and other liabilities - other on our consolidated balance sheet. At the conclusion of the CAF 1 Round 2 program in the first quarter 2017, we will have an opportunity to reclaim a majority of the interim refund if we ultimately meet the CAF 1 Round 2 buildout targets.
Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$4,608	5,152	(544)
Net cash used in investing activities	(2,994)	(2,853)	141
Net cash used in financing activities	(1,518)	(2,301)	(783)

	Years Ended December 31,		Increase / (Decrease)
	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$5,152	5,188	(36)
Net cash used in investing activities	(2,853)	(3,077)	(224)
Net cash used in financing activities	(2,301)	(2,151)	150

Operating Activities
Net cash provided by operating activities decreased by $544 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a significant negative variance in net income adjusted for non-cash items (attributable to higher cash taxes paid and lower profitability), which was partially offset by a positive variance in the change in accounts payable. Net cash provided by operating activities decreased by $36 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a slight negative variance in net income adjusted for non-cash items along with negative variances in accounts payable and other noncurrent assets and liabilities, net. The decreases were substantially offset with positive variances in accrued income and other taxes and other current assets and liabilities, net, which was primarily due to a payment of approximately $235 million in 2014 to settle certain litigation. Our net cash provided by operating activities in 2016 and 2015 were positively impacted by the cash received from the CAF Phase 2 support program, which was $214 million and $209 million greater in 2016 and 2015, respectively, than the projected amounts of cash we would have otherwise received during the same periods under the interstate USF support program. For additional information about our operating results, see "Results of Operations" above.
Investing Activities
Net cash used in investing activities increased by $141 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 substantially due to an increase in payments for property, plant and equipment. Net cash used in investing activities decreased by $224 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to a decrease in payments of property, plant and equipment and amounts paid for acquisitions in 2015.
Financing Activities
Net cash used in financing activities decreased by $783 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a reduction of common stock repurchases. Net cash used in financing activities increased by $150 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to additional common stock repurchases. Net debt repayments have been about the same for all three years.
On December 23, 2016, a subsidiary of Embarq Corporation redeemed $5 million of its 8.375% Notes due 2025, which resulted in an immaterial loss.
On September 19, 2016, a subsidiary of Embarq Corporation redeemed all of its 8.77% Notes due 2017, which was less than $4 million and resulted in an immaterial loss.
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
See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this annual report, for additional information on our outstanding debt securities.

Other Matters
In February 2015, the FCC adopted new regulations that regulate broadband services as a public utility service under Title II of the Communications Act. In light of pending litigation and changes in the composition of the FCC, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part I of this annual report.
We have cash management arrangements with certain of our principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to us. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these advances, which, in accordance with generally accepted accounting principles, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.
We also are involved in various legal proceedings that could substantially impact our financial position. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report for the current status of such legal proceedings.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2016, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
At December 31, 2016, we had approximately $19.6 billion (excluding capital lease and other obligations with a carrying amount of $440 million) of long-term debt outstanding, approximately 96% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. At December 31, 2016, we had $806 million floating rate debt exposed to changes in either the London InterBank Offered Rate (LIBOR) or the Prime Rate. A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $8 million.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, primarily the British Pound, and secondarily the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, future volatility in exchange rates and an increase in the number of transactions could adversely impact our consolidated results of operations. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from a hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar, with all other variables held constant. The aggregate potential change in the fair value of financial assets resulting from a hypothetical 10% change in these exchange rates was $18 million at December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2016.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this annual report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.
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
We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CenturyLink, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2017 expressed an unqualified opinion on the effectiveness of CenturyLink, Inc.'s internal control over financial reporting.
/s/ KPMG LLP
Shreveport, Louisiana
February 22, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyLink, Inc.:
We have audited CenturyLink, Inc.'s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CenturyLink, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Shreveport, Louisiana
February 22, 2017

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$17,470	17,900	18,031
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	7,774	7,778	7,846
Selling, general and administrative	3,449	3,328	3,347
Depreciation and amortization	3,916	4,189	4,428
Total operating expenses	15,139	15,295	15,621
OPERATING INCOME	2,331	2,605	2,410
OTHER (EXPENSE) INCOME
Interest expense	(1,318)	(1,312)	(1,311)
Other income, net	7	23	11
Total other expense, net	(1,311)	(1,289)	(1,300)
INCOME BEFORE INCOME TAX EXPENSE	1,020	1,316	1,110
Income tax expense	394	438	338
NET INCOME	$626	878	772
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$1.16	1.58	1.36
DILUTED	$1.16	1.58	1.36
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	539,549	554,278	568,435
DILUTED	540,679	555,093	569,739
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
NET INCOME	$626	878	772
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial (loss) gain, net of $113, $(12) and $742 tax	(168)	21	(1,200)
Change in net prior service credit (costs), net of $(4), $(47) and $1 tax	6	76	(1)
Foreign currency translation adjustment and other, net of $—, $— and $1 tax	(21)	(14)	(14)
Other comprehensive (loss) income	(183)	83	(1,215)
COMPREHENSIVE INCOME (LOSS)	$443	961	(443)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$222	126
Accounts receivable, less allowance of $178 and $152	2,017	1,943
Assets held for sale	2,376	8
Other	547	573
Total current assets	5,162	2,650
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	39,194	38,785
Accumulated depreciation	(22,155)	(20,716)
Net property, plant and equipment	17,039	18,069
GOODWILL AND OTHER ASSETS
Goodwill	19,650	20,742
Customer relationships, net	2,797	3,928
Other intangible assets, net	1,531	1,555
Other, net	838	660
Total goodwill and other assets	24,816	26,885
TOTAL ASSETS	$47,017	47,604
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,503	1,503
Accounts payable	1,179	968
Accrued expenses and other liabilities
Salaries and benefits	802	602
Income and other taxes	301	318
Interest	260	250
Other	213	220
Current liabilities associated with assets held for sale	419	—
Advance billings and customer deposits	672	743
Total current liabilities	5,349	4,604
LONG-TERM DEBT	18,185	18,722
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,471	3,569
Benefit plan obligations, net	5,527	5,511
Other	1,086	1,138
Total deferred credits and other liabilities	10,084	10,218
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 546,545 and 543,800 shares	547	544
Additional paid-in capital	14,970	15,178
Accumulated other comprehensive loss	(2,117)	(1,934)
(Accumulated deficit) retained earnings	(1)	272
Total stockholders' equity	13,399	14,060
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,017	47,604
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$626	878	772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,916	4,189	4,428
Impairment of assets	13	9	32
Deferred income taxes	6	350	291
Provision for uncollectible accounts	192	177	159
Net long-term debt issuance costs and premium amortization	2	(3)	(21)
Net loss on early retirement of debt	27	—	—
Share-based compensation	80	73	79
Changes in current assets and liabilities:
Accounts receivable	(266)	(132)	(163)
Accounts payable	109	(168)	70
Accrued income and other taxes	(43)	32	(84)
Other current assets and liabilities, net	92	(53)	(270)
Retirement benefits	(152)	(141)	(184)
Changes in other noncurrent assets and liabilities, net	(18)	(78)	99
Other, net	24	19	(20)
Net cash provided by operating activities	4,608	5,152	5,188
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,981)	(2,872)	(3,047)
Cash paid for acquisitions	(39)	(4)	(93)
Proceeds from sale of property and intangible assets	30	31	63
Other, net	(4)	(8)	—
Net cash used in investing activities	(2,994)	(2,853)	(3,077)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,161	989	483
Payments of long-term debt	(2,462)	(966)	(800)
Net payments on credit facility and revolving line of credit	(40)	(315)	(4)
Early retirement of debt costs	—	(1)	—
Dividends paid	(1,167)	(1,198)	(1,228)
Proceeds from issuance of common stock	6	11	50
Repurchase of common stock and shares withheld to satisfy tax withholdings	(16)	(819)	(650)
Other, net	—	(2)	(2)
Net cash used in financing activities	(1,518)	(2,301)	(2,151)
Net increase (decrease) in cash and cash equivalents	96	(2)	(40)
Cash and cash equivalents at beginning of period	126	128	168
Cash and cash equivalents at end of period	$222	126	128
Supplemental cash flow information:
Income taxes paid, net	$(397)	(63)	(27)
Interest paid (net of capitalized interest of $54, $52 and $47)	$(1,301)	(1,310)	(1,338)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$544	569	584
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3	2	4
Repurchase of common stock	—	(27)	(19)
Balance at end of period	547	544	569
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	15,178	16,324	17,343
Issuance of common stock through dividend reinvestment, incentive and benefit plans	7	9	46
Repurchase of common stock	—	(767)	(591)
Shares withheld to satisfy tax withholdings	(15)	(19)	(16)
Share-based compensation and other, net	79	77	82
Dividends declared	(279)	(446)	(540)
Balance at end of period	14,970	15,178	16,324
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,934)	(2,017)	(802)
Other comprehensive (loss) income	(183)	83	(1,215)
Balance at end of period	(2,117)	(1,934)	(2,017)
(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	272	147	66
Net income	626	878	772
Dividends declared	(899)	(753)	(691)
Balance at end of period	(1)	272	147
TOTAL STOCKHOLDERS' EQUITY	$13,399	14,060	15,023
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 5, where such references refer solely to CenturyLink, Inc.
(1)    Background and Summary of Significant Accounting Policies
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
On October 31, 2016, we entered into a definitive merger agreement under which we agreed to acquire Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction. See Note 2—Pending Acquisition of Level 3 for additional information. On November 3, 2016, we entered into a definitive stock purchase agreement with a consortium led by BC Partners, Inc. and Medina Capital under which we propose to sell our data centers and colocation business for a combination of cash and equity. See Note 3—Pending Sale of Colocation Business and Data Centers for additional information.
Basis of Presentation
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 14—Segment Information for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period presented.
Connect America Fund
In 2015, we accepted Connect America Fund ("CAF") funding from the Federal Communications Commission ("FCC") of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 states under the CAF Phase 2 high-cost support program. The funding from the CAF Phase 2 support program has substantially replaced the funding from the interstate Universal Service Fund ("USF") program that we previously utilized to support voice services in high-cost rural markets in these 33 states. In late 2015, we began receiving these monthly support payments from the FCC under the new CAF Phase 2 support program, which included (i) monthly support payments at a higher rate than under the interstate USF support program and (ii) a substantial one-time transitional payment, designed to align the prior USF payments with the new CAF Phase 2 payments for the full year 2015. For 2016, we continued to receive the monthly support payments at the higher rate than under the interstate USF support program. We recorded $201 million and $215 million more revenue from the CAF Phase 2 program for the years ended December 31, 2016 and 2015, respectively, than the projected amounts we would have otherwise recorded during the same periods under the interstate USF support program.

Changes in Estimates
In 2016, we changed the method we use to estimate the service and interest components of net periodic benefit expense for pension and other postretirement benefit obligations. This change resulted in a decrease in the service and interest components in 2016. Beginning in 2016, we utilized a full yield curve approach in connection with estimating these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change more precisely measures service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations but lowered our annual net periodic benefit cost by approximately $149 million in 2016. This change was treated as a change in accounting estimate and accordingly, we did not adjust the amounts recorded in 2015 or 2014. The reduction in expense described above, net of tax, increased net income by $91 million, or $0.17 per basic and diluted common share, for the year ended December 31, 2016.
Summary of Significant Accounting Policies
Use of Estimates
Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenues, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 13—Income Taxes and Note 16—Commitments and Contingencies for additional information.
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
Revenue Recognition
We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from three years to over seven years depending on the service. We also defer costs for customer activations and installations. The deferral of customer activation and installation costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
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
We periodically transfer optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.
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
USF Surcharges, Gross Receipts Taxes and Other Surcharges
In determining whether to include in our revenues and expenses the taxes and surcharges collected from customers and remitted to government authorities, including USF surcharges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the surcharges on a gross basis and include them in our revenues and costs of services and products. In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenues and costs of services and products.
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $216 million, $210 million and $214 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Legal Costs
In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.
Income Taxes
We file a consolidated federal income tax return with our eligible subsidiaries. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.
We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 13—Income Taxes for additional information.

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
Property, Plant and Equipment
We record property, plant and equipment acquired in connection with our acquisitions based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
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
Goodwill, Customer Relationships and Other Intangible Assets
Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 10 to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We amortize our other intangible assets predominantly using the sum-of-the-years-digits method over an estimated life of 4 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.
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
We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. We utilize the earnings before interest, taxes, depreciation and amortization of each reporting unit as our allocation methodology as it represents a reasonable proxy for the fair value of the operations being reorganized.
See Note 4—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

Pension and Post-Retirement Benefits
We recognize the funded status of our defined benefit and post-retirement plans as an asset or a liability on our consolidated balance sheet. Each year's actuarial gains or losses are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive loss. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets, mortality and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 9—Employee Benefits for additional information.
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
Common Stock
At December 31, 2016, we had 4 million unissued shares of CenturyLink, Inc. common stock reserved for acquisitions, substantially all of which are reserved for issuance in connection with our pending acquisition of Level 3. In addition, we had 21 million shares authorized for future issuance under our equity incentive plans.
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
Recent Accounting Pronouncements
Income Taxes
On October 24, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of this ASU, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We are currently reviewing the requirements of this ASU and evaluating the impact on our consolidated financial statements.
We are required to adopt the provisions of ASU 2016-16 on January 1, 2018, but have the option to early adopt as of January 1, 2017. We plan to adopt the provision of ASU 2016-16 on January 1, 2018. The impact of adopting ASU 2016-16, if any, will be recognized through a cumulative adjustment to retained earnings as of the date of adoption.
Financial Instruments
On June 16, 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize any impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this annual report, we have not yet determined the date we will adopt ASU 2016-13.
Share-based Compensation
On March 30, 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 modifies the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with current generally accepted accounting principles. ASU 2016-09 became effective as of January 1, 2017. ASU 2016-09 includes different transition requirements for the different changes implemented, including some provisions which allow retrospective application. We will implement this new standard on its effective date.
The primary provisions of ASU 2016-09 that we expect will affect our financial statements are: (1) a reclassification of the tax effect associated with the difference between the expense recognized for share-based payments and the associated tax deduction from additional paid-in capital to income tax expense; (2) a reclassification of the tax effect associated with the difference between compensation expense and associated deduction from financing cash flow to operating cash flow; and (3) a change in our accounting policy to account for forfeitures of share-based payment grants as they occur as opposed to our current policy of estimating the forfeitures on the grant date. The adoption of this accounting policy change will result in an immaterial increase in our retained earnings as of January 1, 2017. Although the provisions would not have had a material impact on our previously-issued financial statements, we cannot provide any assurance regarding their future impacts. Adoption of ASU 2016-09 may increase the volatility of income tax expense and cash flow from operating activities.
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which are currently not reflected on their balance sheets.
ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Early adoption of ASU 2016-02 is permitted. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that we may elect to apply. We will implement this new standard on its effective date, but we have not yet decided which practical expedient options we will elect.
We are currently evaluating our existing lease accounting systems to determine whether our current systems will support the new accounting requirements or if upgrades or new systems will be required, and we are in the process of developing an implementation plan. We are also currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this annual report, we cannot provide any estimate of the impact of adopting ASU 2016-02.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing generally accepted accounting principles (“GAAP”) on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future which could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only up to the extent of any revenue deferred. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs and could also have the impact of lowering our operating expenses.

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. Based on this initial assessment, we currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. Until we are further along in implementing our new revenue recognition system, we do not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09 on the timing of our revenue recognition.
(2)    Pending Acquisition of Level 3
On October 31, 2016, we entered into a definitive merger agreement under which we propose to acquire Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and 1.4286 of CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own approximately 51% and Level 3 shareholders are expected to own approximately 49% of the combined company at closing. On December 31, 2016, Level 3 had outstanding $10.9 billion of long-term debt.
Completion of the transaction is subject to the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as approvals from the FCC and certain state regulatory authorities. The transaction is also subject to the approval of CenturyLink and Level 3 shareholders at meetings scheduled for March 16, 2017, as well as other customary closing conditions. Subject to these conditions, we anticipate closing this transaction by the end of the third quarter 2017. If the merger is terminated under certain circumstances, we may be obligated to pay Level 3 a termination fee of $472 million, or Level 3 may be obligated to pay CenturyLink a termination fee of $738 million.
(3)    Pending Sale of Colocation Business and Data Centers
On November 3, 2016, we entered into a definitive stock purchase agreement to sell our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company. The sale is subject to regulatory approvals, including a review by the Committee of Foreign Investments in the United States, as well as other customary closing conditions.
Based on certain estimates and assumptions regarding the closing date and various tax matters, we currently project that the net cash proceeds from the divestiture will be approximately $1.5 billion to $1.7 billion. We plan to use a portion of these net cash proceeds to partly fund our acquisition of Level 3.
As a result of the pending sale of our colocation business and data centers, we reclassified the following assets and liabilities, which are now reflected as assets held for sale and current liabilities associated with the assets held for sale on our consolidated balance sheet, respectively, as of December 31, 2016:

Dollars in millions
Goodwill	$1,141
Property, plant and equipment	1,071
Other intangible assets	258
Other assets	45
Total amount reclassified to assets held for sale(1)	$2,515

Capital lease obligations	305
Other liabilities	114
Total liabilities associated with assets held for sale	$419
________________________________________________________________________
(1) A portion of the assets equivalent to our anticipated minority stake, which was based on an estimated fair value, in the consortium's newly-formed global secure infrastructure company is reflected in non-current other assets on our consolidated balance sheet.

The colocation business has resided in our business reporting unit. The amount of goodwill allocated to the colocation business being sold was determined using a relative-fair-value approach. The amount of goodwill included in the carrying amount of assets held for sale was based on the relative fair value of the colocation business we agreed to sell and the portion of the business reporting unit to be retained by us. We used the sale price as the fair value of the colocation business and the relative business fair value for the portion of the business reporting unit we will retain. As of November 3, 2016, we performed a quantitative assessment of the goodwill remaining in the business reporting unit after the allocation to the colocation business and concluded the remaining goodwill was not impaired as of that date.
Effective with the date we entered into the agreement to sell the colocation business we ceased recording depreciation of the property, plant and equipment to be sold and amortization of the intangible assets. We estimate that we would have recorded $36 million of depreciation and amortization expense in the two months subsequent to entering into the agreement to sell the colocation business if we had not met the held-for-sale criteria.
We have estimated that after factoring in the costs to sell the colocation business the net carrying value of the assets and liabilities being sold closely approximates the estimated value of the proceeds we will receive upon closing. We further estimate, due to corporate actions we plan to take in the first quarter of 2017 regarding certain subsidiaries involved in the colocation business, that we will trigger tax expense relating to the sale of approximately $100 million to $200 million.
For additional information on our goodwill, see Note 4—Goodwill, Customer Relationships and Other Intangible Assets.
(4)    Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2016	2015
	(Dollars in millions)
Goodwill	$19,650	20,742
Customer relationships, less accumulated amortization of $6,318 and $5,648	2,797	3,928
Indefinite-life intangible assets	269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,019 and $1,778	1,227	1,248
Trade names and patents, less accumulated amortization of $23 and $20	35	38
Total other intangible assets, net	$1,531	1,555
Total amortization expense for intangible assets for the years ended December 31, 2016, 2015 and 2014 was $1.225 billion, $1.353 billion and $1.470 billion, respectively. As of December 31, 2016, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $32.338 billion.
We estimate that total amortization expense for intangible assets for the years ending December 31, 2017 through 2021 will be as follows:

(Dollars in millions)
2017	$1,044
2018	925
2019	808
2020	703
2021	268
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
At October 31, 2016, we utilized a level 3 valuation technique to estimate the fair value of our business (excluding wholesale), consumer and wholesale reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. We discounted the estimated cash flows for our consumer and wholesale reporting units using a rate that represents their estimated weighted average cost of capital, which we determined to be approximately 6.0% as of the assessment date (which was comprised of an after-tax cost of debt of 2.8% and a cost of equity of 6.2%). We discounted the estimated cash flows of our business (excluding wholesale) reporting unit using a rate that represents its estimated weighted average cost of capital, which we determined to be approximately 7.0% as of the assessment date (which was comprised of an after-tax cost of debt of 2.8% and a cost of equity of 6.8%). We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2016 and concluded that the indicated implied control premium of approximately 33.8% was reasonable based on recent transactions in the market place. As of October 31, 2016, based on our assessment performed with respect to these reporting units as described above, we concluded that our goodwill for our three reporting units was not impaired as of that date.
The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2014 through December 31, 2016.

	Business	Consumer	Total
	(Dollars in millions)
As of December 31, 2014(1)	$10,477	10,278	20,755
Purchase accounting and other adjustments	(13)	—	(13)
As of December 31, 2015(1)	10,464	10,278	20,742
Purchase accounting and other adjustments	49	—	49
Goodwill attributable to the colocation business and data centers reclassified to assets held for sale	(1,141)	—	(1,141)
As of December 31, 2016(1)	$9,372	$10,278	$19,650
_____________________________________________________________________________
(1) Goodwill is net of accumulated impairment losses of $1.1 billion that related to our former hosting segment now included in our business segment.
During 2016, we acquired all of the outstanding stock of three companies for total consideration of $53 million, including future deferred or contingent cash payments of $14 million, of which $49 million has initially been attributed to goodwill. The valuation for these three acquisitions is preliminary and subject to change during the measurement period, which will end one year from the date of each acquisition. These acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The majority of the goodwill is attributed primarily to expected future increases in business segment revenue from the sale of new products. The majority of the goodwill from these acquisitions is expected to be deductible for tax purposes.
None of the above-described acquisitions materially impacted the consolidated results of operations from the dates of the acquisitions and would not materially impact pro forma results of operations.
For additional information on our segments, see Note 14—Segment Information.
We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2016 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge was recorded in 2016.

As of October 31, 2015, based on our assessment performed, we concluded that our goodwill for our then three reporting units was not impaired as of that date. As of October 31, 2014, based on our assessment performed, we concluded that our goodwill for our then four reporting units was not impaired as of that date.
(5)    Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisting of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and its subsidiaries ("Embarq"), were as follows:

			As of December 31,
	Interest Rates	Maturities	2016	2015
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$8,975	7,975
Credit facility and revolving line of credit(1)	4.500%	2019	370	410
Term loan	2.520%	2019	336	358
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 7.750%	2017 - 2056	7,259	7,229
Term loan	2.520%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior note	7.995%	2036	1,485	2,669
First mortgage bonds	7.125% - 8.770%	2017 - 2025	223	232
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	440	425
Unamortized discounts, net			(133)	(125)
Unamortized debt issuance costs			(193)	(179)
Total long-term debt			19,993	20,225
Less current maturities not associated with assets held for sale			(1,503)	(1,503)
Less capital lease obligations associated with assets held for sale(2)			(305)	—
Long-term debt, excluding current maturities and capital leases obligations associated with assets held for sale			$18,185	18,722
_______________________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at December 31, 2016 and 2015 was $370 million and $410 million, respectively, with weighted-average interest rates of 4.500% and 2.756%, respectively. These amounts change on a regular basis.

(2)
If, as anticipated, we sell our colocation business and data centers in the manner discussed in Note 3—Pending Sale of Colocation Business and Data Centers, $305 million of the capital lease obligations as of December 31, 2016 will be assumed by the Purchaser. See Note 3—Pending Sale of Colocation Business and Data Centers for additional information.

New Issuances
2016
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
2015
On September 21, 2015, Qwest Corporation issued $400 million aggregate principal amount of 6.625% Notes due 2055, in exchange for net proceeds, after deducting underwriting discounts and other expenses, of approximately $386 million. On September 30, 2015, Qwest Corporation issued an additional $10 million aggregate principal amount of the 6.625% Notes under an over-allotment option granted to the underwriter for this offering. All of the 6.625% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after September 15, 2020, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
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

Repayments
2016
On December 23, 2016, a subsidiary of Embarq Corporation redeemed $5 million of its 8.375% Notes due 2025, which resulted in an immaterial loss.
On September 19, 2016, a subsidiary of Embarq Corporation redeemed all of its 8.77% Notes due 2017, which was less than $4 million and resulted in an immaterial loss.
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
Credit Facility
Our $2 billion revolving credit facility (as amended, the "Credit Facility") matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduce the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries.
Term Loans, Revolving Line of Credit and Revolving Letter of Credit
The CenturyLink, Inc. term loan matures on April 18, 2019. In 2015, CenturyLink amended its term loan agreement to reduce the interest rate payable by it thereunder and to modify some covenants to provide additional flexibility.
In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both December 31, 2016 and 2015, the outstanding principal balance on this term loan was $100 million.
In 2016, our $85 million uncommitted revolving line of credit with one of the lenders under the Credit Facility was suspended as a result of this lender's additional borrowing commitment towards the pending acquisition of Level 3. Interest is paid monthly based upon the LIBOR plus an applicable margin between 1.00% and 2.25% per annum. At December 31, 2016, CenturyLink, Inc. had no borrowings outstanding under this uncommitted revolving line of credit and at December 31, 2015, CenturyLink, Inc. had $80 million borrowings outstanding under this uncommitted revolving line of credit.
In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2016 and 2015, our outstanding letters of credit totaled $105 million and $109 million, respectively, under this facility.

Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)
2017	$1,544
2018	280
2019	1,131
2020	1,032
2021	2,329
2022 and thereafter	14,003
Total long-term debt	$20,319
_______________________________________________________________________________

(1)
Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt. The projected amounts in the table also exclude any impacts from the sale of our colocation business or any further acquisitions.

Interest Expense
Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,372	1,364	1,358
Capitalized interest	(54)	(52)	(47)
Total interest expense	$1,318	1,312	1,311
Covenants
Certain of our loan agreements contain various restrictions, as described more fully below. Under current circumstances, we believe the covenants currently in effect place no significant restriction on the transfer of funds from our consolidated subsidiaries to CenturyLink.
The senior notes of CenturyLink, Inc. were issued under an indenture dated March 31, 1994. This indenture restricts our ability to (i) incur, issue or create liens upon the property of CenturyLink, Inc. and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indenture does not contain any provisions that are impacted by our credit ratings or that restrict the issuance of new securities in the event of a material adverse change to us. However, if the credit ratings relating to certain of our long-term debt securities issued under this indenture are downgraded in the manner specified thereunder in connection with a "change of control" of CenturyLink, Inc., then we will be required to offer to repurchase such debt securities.
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
Embarq's senior note was issued pursuant to an indenture dated as of May 17, 2006. While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq's consolidated net tangible assets. The indenture contains customary events of default, none of which are impacted by Embarq's credit rating.

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
At December 31, 2016, we believe we were in compliance with all of the provisions and covenants contained in our Credit Facility and other material debt agreements.
Guarantees
We do not guarantee the debt of any unaffiliated parties, but certain of our subsidiaries guarantee the outstanding senior notes issued by other subsidiaries. In addition, nine of our largest wholly owned subsidiaries guarantee the obligations of CenturyLink, Inc. under the Credit Facility and its term loan.
Level 3 Financing Commitment Letter
In connection with entering into our merger agreement with Level 3 (discussed further in Note 2), on October 31, 2016, we obtained a debt commitment letter, which was amended and restated on November 13, 2016, and further amended on November 15, 2016 (the “Debt Commitment Letter”), from Bank of America, N.A., Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., Wells Fargo Bank, National Association, Royal Bank of Canada, Goldman Sachs Bank USA, SunTrust Bank, Mizuho Bank, Ltd., Regions Bank, Fifth Third Bank, Credit Suisse AG, Cayman Islands Branch, and U.S. Bank, National Association (collectively the “Commitment Parties”), pursuant to which the Commitment Parties or certain of their affiliates agreed to provide a $2.0 billion senior secured revolving credit facility, a $1.5 billion senior secured term loan “A” credit facility, a $4.5 billion senior secured term loan “B” credit facility and a $2.225 billion senior secured bridge loan facility (collectively, the “Commitment Facilities”), together with certain backstop commitments designed to provide additional acquisition-related financing in certain limited instances. The secured bridge loan facility will only be drawn to the extent we are unable to raise such amounts by issuing senior secured notes or other debt securities at or prior to the closing of the Level 3 acquisition. The senior secured revolving credit facility is designed to replace the Credit Facility. Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., affiliates of BofA Merrill Lynch and Morgan Stanley, will be entitled to receive financing fees in connection with the debt commitment letter, the amount of which will vary based on, among other things, when the debt financing is incurred, whether the previously-announced divestiture of our data centers and colocation business closes prior to the Level 3 acquisition and whether the bridge loan facility is drawn. The financing fees to be payable to Bank of America, N.A. and Morgan Stanley Senior Funding, Inc. are expected to be quite substantial.
Each Commitment Party’s commitments to provide the Commitment Facilities and each Commitment Party’s agreements to perform the services described in the Commitment Letter will automatically terminate on the earliest of (i) the date of termination of our merger agreement with Level 3 in accordance with its terms, (ii) the closing of the Level 3 acquisition with or without the use of such Commitment Facilities and (iii) 11:59 p.m. on October 31, 2017 (or, if the “Termination Date” as defined in the merger agreement is extended in certain circumstances, the date to which it is extended that is not later than 11:59 p.m. on January 31, 2018).

The definitive documentation governing the Level 3 debt financing has not been finalized and, accordingly, the actual terms of the debt financing may differ from those described above. Although the debt financing described above is not subject to due diligence or a “market out,” such financing may not be considered assured. The obligation of the Commitment Parties to provide debt financing under the debt commitment letter is subject to a number of conditions, and it is anticipated that the definitive debt financing documentation will also include certain funding conditions. There is a risk that these conditions will not be satisfied and the debt financing may not be available when required. In addition, we have the right to substitute the proceeds of other debt financing, or commitments for other debt financing, for all or any portion of the Commitment Facilities. As of the date of this annual report, no such other debt financing has been arranged.
(6)    Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2016	2015
	(Dollars in millions)
Trade and purchased receivables	$1,882	1,789
Earned and unbilled receivables	299	288
Other	14	18
Total accounts receivable	2,195	2,095
Less: allowance for doubtful accounts	(178)	(152)
Accounts receivable, less allowance	$2,017	1,943
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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2016	$152	192	(166)	178
2015	$162	177	(187)	152
2014	$155	159	(152)	162

(7)    Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2016	2015
		(Dollars in millions)
Land	N/A	$563	571
Fiber, conduit and other outside plant(1)	15-45 years	16,996	16,166
Central office and other network electronics(2)	3-10 years	13,768	14,144
Support assets(3)	3-30 years	6,623	7,000
Construction in progress(4)	N/A	1,244	904
Gross property, plant and equipment		39,194	38,785
Accumulated depreciation		(22,155)	(20,716)
Net property, plant and equipment		$17,039	18,069
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
See Note 3—Pending Sale of Colocation Business and Data Centers for additional information on our colocation assets and data centers reclassified to assets held for sale.
We recorded depreciation expense of $2.691 billion, $2.836 billion and $2.958 billion for the years ended December 31, 2016, 2015 and 2014, respectively.
In 2014, we recorded an impairment charge of $17 million in connection with a sale-leaseback transaction involving an office building that we closed in the fourth quarter of 2014. This impairment charge is included in selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2014.
Additionally, in 2014 we sold an office building for $12 million.
Asset Retirement Obligations
At December 31, 2016, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.
The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Balance at beginning of year	$91	107	106
Accretion expense	6	7	7
Liabilities incurred	—	—	6
Liabilities settled	(2)	(2)	(2)
Change in estimate	—	(21)	(10)
Balance at end of year	$95	91	107
If, as anticipated, we sell our colocation business and data centers in the manner discussed in Note 3, $19 million of the asset retirement obligation as of December 31, 2016 will be assumed by the Purchaser.

Our estimates for the cost of removal of network equipment, asbestos remediation and other obligations remained unchanged for the year ended December 31, 2016. During 2015 and 2014, we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $21 million and $10 million, respectively. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment, and revisions to assets specifically identified are recorded as a reduction to accretion expense.
(8)    Severance and Leased Real Estate
Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions resulted primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As noted in Note 14—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2016, the current and noncurrent portions of our leased real estate accrual were $8 million and $59 million, respectively. The remaining lease terms range from 1.2 years to 9.0 years, with a weighted average of 7.8 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2014	$26	96
Accrued to expense	96	—
Payments, net	(108)	(13)
Reversals and adjustments	—	(3)
Balance at December 31, 2015	14	80
Accrued to expense	173	4
Payments, net	(89)	(20)
Reversals and adjustments	—	3
Balance at December 31, 2016	$98	67
(9)    Employee Benefits
Pension, Post-Retirement and Other Post-Employment Benefits
We sponsor various defined benefit pension plans (qualified and non-qualified), which in the aggregate cover a substantial portion of our employees including legacy CenturyLink, legacy Qwest Communications International, Inc. ("Qwest") and legacy Embarq employees. On December 31, 2014, we merged our existing qualified pension plans, which included merging the Qwest Pension Plan and Embarq Retirement Pension Plan into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan ("Combined Plan"). Pension benefits for participants of the new Combined Plan who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for certain eligible former employees. We use a December 31 measurement date for all our plans.

Pension Benefits
Current funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our qualified pension plan was $2.352 billion and $2.215 billion as of December 31, 2016 and 2015, respectively.
We made a voluntary cash contribution of $100 million in both 2016 and 2015 to our qualified pension plan and paid $7 million and $6 million of benefits directly to participants of our non-qualified pension plans in 2016 and 2015, respectively. Based on current laws and circumstances, we are not required to make any contributions to our qualified pension plan in 2017, but we estimate that we will pay $6 million of benefits directly to participants of our non-qualified pension plans. We currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan in 2017.
Our pension plans contain provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. Additionally, eligible employees who terminate employment may elect to receive a lump sum payout. We record these payments as a settlement only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan's net periodic pension benefit costs, which represents the settlement threshold. There were no pension lump sum offerings in 2016, other than those to eligible employees who terminated during 2016. In 2015, we made cash settlement payments of $356 million through a lump sum offering to a group of former employees. The total amount of the lump sum settlement payments for the year ended December 31, 2015, which included the lump sum offer and lump sum elections from employees who terminated employment during the year, was less than the settlement threshold, therefore settlement accounting was not triggered in 2015. In 2014, lump sum pension settlement payments to terminated, but not-yet-retired legacy Qwest participants was $460 million, which exceeded the settlement threshold of $418 million. As a result, we were required to recognize a settlement charge of $63 million in 2014 to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which has been allocated and reflected in cost of services and products (exclusive of depreciation and amortization) and selling, general and administrative in our consolidated statement of operations for the year ended December 31, 2014. This charge reduced our recorded net income and retained earnings, with an offset to accumulated other comprehensive loss in shareholders’ equity. The amount of any future non-cash settlement charges will depend on the level of lump sum benefit payments made in 2017 and beyond.
Post-Retirement Benefits
Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trust are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $3.360 billion and $3.374 billion as of December 31, 2016 and 2015, respectively.
Assets in the post-retirement trusts have been substantially depleted as of December 31, 2016; however we will continue to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2016, and we do not expect to make a contribution in 2017. In 2016, we paid $129 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2017, we expect to pay $275 million of post-retirement benefits, net of participant contributions and direct subsidies. The increase in anticipated post-retirement benefit payments is the result of substantially depleting the plan assets held in the trust.
We expect our health care cost trend rate to range from 5.0% to 5.5% in 2017 to 5.0% to 6.0% in 2018 and 2019 and grading to 4.50% by 2025. Our post-retirement benefit expense, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2016:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (consolidated statement of operations)	$2	(2)
Effect on benefit obligation (consolidated balance sheet)	66	(61)
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

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2017	$1,277	295	(6)
2018	987	284	(6)
2019	968	275	(6)
2020	948	267	(6)
2021	928	259	(6)
2022 - 2026	4,280	1,160	(26)
Net Periodic Benefit Expense
In 2016, we changed the method we use to estimate the service and interest components of net periodic benefit expense for pension and other postretirement benefit obligations. This change resulted in a decrease in the service and interest components in 2016. Beginning in 2016, we utilized a full yield curve approach in connection with estimating these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change more precisely measures service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations but lowered our annual net periodic benefit cost by approximately $149 million in 2016. This change was treated as a change in accounting estimate and accordingly, we did not adjust the amounts recorded in 2015 or 2014.
The actuarial assumptions used to compute the net periodic benefit expense for our qualified pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2016	2015	2014	2016	2015	2014
Actuarial assumptions at beginning of year:
Discount rate	3.50% - 4.50%	3.50% - 4.10%	4.20% - 5.10%	4.15%	3.80%	4.50%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.00%	7.50%	7.50%	7.00%	7.50%	6.00% - 7.50%
Initial health care cost trend rate	N/A	N/A	N/A	5.00% / 5.25%	6.00% / 6.50%	6.00% / 6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2024
_______________________________________________________________________________
N/A-Not applicable

Net periodic benefit (income) expense for our qualified and non-qualified pension plans includes the following components:

	Pension Plans Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Service cost	$64	83	77
Interest cost	427	568	602
Expected return on plan assets	(732)	(898)	(891)
Settlements	—	—	63
Special termination benefits charge	13	—	—
Recognition of prior service (credit) cost	(8)	5	5
Recognition of actuarial loss	175	161	22
Net periodic pension benefit income	$(61)	(81)	(122)
Net periodic benefit expense (income) for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Service cost	$19	24	22
Interest cost	111	140	159
Expected return on plan assets	(7)	(21)	(33)
Special termination benefits charge	3	—	—
Recognition of prior service cost	20	19	20
Net periodic post-retirement benefit expense	$146	162	168
We report net periodic benefit (income) expense for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014. In the third quarter of 2016, we announced plans to reduce our workforce, initially through voluntary severance packages and the balance through involuntary reductions. We recognized in the fourth quarter of 2016, a one-time charge of $16 million for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.
Benefit Obligations
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2016 and 2015 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2016	2015	2016	2015
Actuarial assumptions at end of year:
Discount rate	3.50% - 4.10%	3.50% - 4.50%	3.90%	4.15%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	5.00% / 5.50%	5.00% / 5.25%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2025	2025
_______________________________________________________________________________
N/A-Not applicable

In 2016, we adopted the revised mortality table and projection scale released by the Society of Actuaries ("SOA"), which decreased the projected benefit obligation of our benefit plans by $268 million. The 2015 revised mortality table and projection scale decreased the 2015 projected benefit obligation of our benefit plans by $379 million. In 2014, to better reflect the expected lifetimes of our plan participants, we adopted a new mortality table for our defined benefit plan. The table used was based on SOA tables and increased the projected benefit obligation of our benefit plans by approximately $1.3 billion. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 9 to 10 years as of December 31, 2016.
The following tables summarize the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,349	15,042	13,401
Service cost	64	83	77
Interest cost	427	568	602
Plan amendments	2	(100)	4
Special termination benefits charge	13	—	—
Actuarial loss (gain)	487	(800)	2,269
Settlements	—	—	(460)
Benefits paid by company	(7)	(6)	(6)
Benefits paid from plan assets	(1,034)	(1,438)	(845)
Benefit obligation at end of year	$13,301	13,349	15,042

	Post-Retirement Benefit Plans Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,567	3,830	3,688
Service cost	19	24	22
Interest cost	111	140	159
Participant contributions	57	57	69
Plan amendments	—	—	23
Direct subsidy receipts	5	8	9
Special termination benefits charge	3	—	—
Actuarial (gain) loss	(13)	(148)	245
Benefits paid by company	(191)	(181)	(166)
Benefits paid from plan assets	(145)	(163)	(219)
Benefit obligation at end of year	$3,413	3,567	3,830
Our aggregate benefit obligation as of December 31, 2016, 2015 and 2014 was $16.714 billion, $16.916 billion and $18.872 billion, respectively.

Plan Assets
We maintain plan assets for our qualified pension plan and certain post-retirement benefit plans. The qualified pension plan's assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan's assets are used to pay health care benefits and premiums on behalf of eligible retirees and to pay certain eligible plan expenses. As discussed further above, the liquid plan assets in our post-retirement trust have been substantially depleted as of December 31, 2016. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.
The following tables summarize the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$11,072	12,571	12,346
Return on plan assets	754	(161)	1,373
Employer contributions	100	100	157
Settlements	—	—	(460)
Benefits paid from plan assets	(1,034)	(1,438)	(845)
Fair value of plan assets at end of year	$10,892	11,072	12,571

	Post-Retirement Benefit Plans Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$193	353	535
Return on plan assets	5	3	37
Benefits paid from plan assets	(145)	(163)	(219)
Fair value of plan assets at end of year	$53	193	353
Pension Plans: Our investment objective for the qualified pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 45% to interest rate sensitive investments and 55% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 30% of plan assets targeted primarily to long-duration investment grade bonds, 10% targeted to high yield and emerging market bonds and 5% targeted to diversified strategies, which primarily have exposures to global bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 15% to U.S. equity markets and 15% to non-U.S. developed and emerging markets. Approximately 7% is targeted to broadly diversified multi-asset class strategies that have the flexibility to adjust exposures to different asset classes. Approximately 10% is allocated to private markets investments including funds primarily invested in private equity, private debt and hedge funds. Real estate investments are targeted at 8% of plan assets. At the beginning of 2017, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 7.0%. However, projected increases in PBGC (Pension Benefit Guaranty Corporation) premium rates have now become large enough to reduce the annual long-term expected return net of administrative expenses to 6.5%.
Our non-qualified pension plans are not funded. We pay benefits directly to the participants of these plans.

Post-Retirement Benefit Plans: Our investment objective for the post-retirement benefit plans' assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. At the beginning of 2017, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 5.0%.
Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2016 and 2015, the pension and post-retirement benefit plans did not directly own any shares of our common stock and less than 1% of the assets were held in CenturyLink debt.
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
The gross notional exposure of the derivative instruments directly held by the pension benefit plan is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment. Our post-retirement plans were not invested in derivative instruments for the years ended December 31, 2016 or 2015.

	Gross Notional Exposure
	Pension Plans
	Years Ended December 31,
	2016	2015
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$104	79
Exchange-traded Treasury and other interest rate futures	1,813	1,767
Interest rate swaps	260	550
Credit default swaps	240	189
Foreign exchange forwards	778	992
Options	206	285
Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 12—Fair Value Disclosure.
At December 31, 2016, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2016:

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

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2016. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$420	1,404	—	$1,824
High yield bonds (b)	7	597	11	615
Emerging market bonds (c)	212	212	—	424
Convertible bonds (d)	2	—	—	2
U.S. stocks (f)	1,144	1	—	1,145
Non-U.S. stocks (g)	721	1	—	722
Multi-asset strategies (m)	389	—	—	389
Cash equivalents and short-term investments (o)	—	207	—	207
Total investments, excluding investments valued at NAV	$2,895	2,422	11	5,328
Investments valued at NAV				5,564
Total pension plan assets				$10,892

	Fair Value of Post-Retirement Plan Assets at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$1	2	—	$3
High yield bonds (b)	—	1	—	1
U.S. stocks (f)	2	—	—	2
Non-U.S. stocks (g)	1	—	—	1
Cash equivalents and short-term investments (o)	—	5	—	5
Total investments, excluding investments valued at NAV	$4	8	—	12
Investments valued at NAV				41
Total post-retirement plan assets				$53

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
In 2015, we adopted Accounting Standards Update 2015-07 (“ASU 2015-07”), which retrospectively changed the disclosure requirements for certain investments that are valued based upon net asset value (“NAV”) as a practical expedient. ASU 2015-07 was issued to eliminate diversity among entities on what level in the fair value hierarchy such investments were assigned. Under ASU 2015-07, investments valued using NAV as a practical expedient are no longer assigned to a level in the fair value hierarchy. The value associated with these investments is disclosed in the reconciliation of the total investments measured at fair value shown below.

The table below presents the fair value of plan assets valued at NAV by category for our pension and post-retirement plans at December 31, 2016 and 2015.

	Fair Value of Plan Assets Valued at NAV
	Pension Plans at December 31,		Post-Retirement Benefit Plans at December 31,
	2016	2015	2016	2015
	(Dollars in millions)
Investment grade bonds (a)	$106	115	—	35
High yield bonds (b)	521	512	1	1
Emerging market bonds (c)	6	9	—	—
Diversified strategies (e)	522	516	1	54
U.S. stocks (f)	58	70	—	—
Non-U.S. stocks (g)	560	289	1	—
Emerging market stocks (h)	76	64	—	—
Private equity (i)	506	526	14	21
Private debt (j)	369	371	1	2
Market neutral hedge funds (k)	739	825	1	17
Directional hedge funds (k)	657	594	1	1
Real estate (l)	926	968	8	20
Multi-asset strategies (m)	412	386	—	—
Cash equivalents and short-term investments (o)	106	48	13	2
Total investments valued at NAV	$5,564	5,293	41	153
The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. Interests in commingled funds are valued using the net asset value ("NAV") per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV, generally within a year of the financial statement date. Investments in private funds, primarily limited partnerships, represent long-term commitments with a fixed maturity date and are also valued at NAV. Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:
(a) Investment grade bonds represent investments in fixed income securities as well as commingled bond funds comprised of U.S. Treasury securities, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other investment grade bonds primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. The primary observable inputs include references to the new issue market for similar securities, the secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate securities such as asset backed securities that have early redemption features. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying fixed income securities using the same valuation inputs previously described.
(b) High yield bonds represent investments in below investment grade fixed income securities as well as commingled high yield bond funds. The valuation inputs for the securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. These securities are primarily classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying high yield instruments using the same valuation inputs previously described.

(c) Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as registered mutual funds and commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. The registered mutual fund is classified as Level 1 while individual securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs previously described.
(d) Convertible bonds primarily represent investments in corporate debt securities that have features that allow the debt to be converted into equity securities under certain circumstances. The valuation inputs for the individual convertible bonds primarily utilize observable market information including a spread to U.S. Treasuries and the value and volatility of the underlying equity security. Convertible bonds are classified as Level 1.
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
(h) Emerging market stocks represent investments in an exchange traded fund and commingled funds comprised of stocks of companies located in developing markets. Exchange traded funds are based on the last published price reported on the major stock market on which the securities are traded and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described previously for individual stocks.
(i) Private equity represents non-public investments in domestic and foreign buy out and venture capital funds. Private equity funds are primarily structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships are valued at NAV using valuation methodologies that give consideration to a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment.
(j) Private debt represents non-public investments in distressed or mezzanine debt funds. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are primarily structured as limited partnerships and are valued at NAV according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment.
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
(m) Multi-asset strategies represent broadly diversified strategies that have the flexibility to tactically adjust exposures to different asset classes through time. This asset category includes investments in a registered mutual fund which is classified as Level 1 and a commingled fund which is valued at NAV based on the market value of the underlying investments.
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
The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Emerging Market Bonds	Total
	(Dollars in millions)
Balance at December 31, 2014	$7	—	7
Net transfers	4	1	5
Acquisitions	4	—	4
Dispositions	(2)	—	(2)
Balance at December 31, 2015	13	1	14
Net transfers	(2)	—	(2)
Acquisitions	1	—	1
Dispositions	(1)	(1)	(2)
Balance at December 31, 2016	$11	—	11
Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.
For the year ended December 31, 2016, the investment program produced actual gains on qualified pension and post-retirement plan assets of $759 million as compared to expected returns of $739 million for a difference of $20 million. For the year ended December 31, 2015, the investment program produced actual losses on pension and post-retirement plan assets of $158 million as compared to the expected returns of $919 million for a difference of $1.077 billion. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status
The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015
	(Dollars in millions)
Benefit obligation	$(13,301)	(13,349)	(3,413)	(3,567)
Fair value of plan assets	10,892	11,072	53	193
Unfunded status	(2,409)	(2,277)	(3,360)	(3,374)
Current portion of unfunded status	$(6)	(5)	(236)	(135)
Non-current portion of unfunded status	$(2,403)	(2,272)	(3,124)	(3,239)
The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.
Accumulated Other Comprehensive Loss-Recognition and Deferrals
The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2015, items recognized as a component of net periodic benefits expense in 2016, additional items deferred during 2016 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2016. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2015	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2016
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(2,857)	175	(466)	(291)	(3,148)
Prior service benefit (cost)	72	(8)	(2)	(10)	62
Deferred income tax benefit (expense)	1,070	(67)	188	121	1,191
Total pension plans	(1,715)	100	(280)	(180)	(1,895)
Post-retirement benefit plans:
Net actuarial (loss) gain	(147)	—	10	10	(137)
Prior service (cost) benefit	(147)	20	—	20	(127)
Deferred income tax benefit (expense)	114	(8)	(4)	(12)	102
Total post-retirement benefit plans	(180)	12	6	18	(162)
Total accumulated other comprehensive loss	$(1,895)	112	(274)	(162)	(2,057)

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2014, items recognized as a component of net periodic benefits expense in 2015, additional items deferred during 2015 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2015. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

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
The following table presents estimated items to be recognized in 2017 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic (cost) benefit income in 2017:
Net actuarial loss	$(202)	—
Prior service income (cost)	8	(20)
Deferred income tax benefit	74	8
Estimated net periodic benefit expense to be recorded in 2017 as a component of other comprehensive (loss) income	$(120)	(12)
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

Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $399 million, $381 million and $381 million for the years ended December 31, 2016, 2015 and 2014, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $127 million, $125 million and $136 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.
401(k) Plans
We sponsor qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2016 and 2015, the assets of the plans included approximately 7 million shares and 8 million shares, respectively, of our common stock all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $79 million, $83 million and $81 million and for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred Compensation Plans
We sponsored non-qualified deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of liabilities related to these plans was not significant.
(10)    Share-based Compensation
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
Stock Options
The following table summarizes activity involving stock option awards for the year ended December 31, 2016:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding and Exercisable at December 31, 2015	3,525	$39.67
Exercised	(31)	26.34
Forfeited/Expired	(486)	37.96
Outstanding and Exercisable at December 31, 2016	3,008	40.08
The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2016 was approximately $1 million. The weighted-average remaining contractual term for such options was 1.0 years.
During 2016, we received net cash proceeds of approximately $1 million in connection with our option exercises. The tax benefit realized from these exercises was less than $1 million. The total intrinsic value of options exercised for the years ended December 31, 2015 and 2014, was $4 million and $9 million, respectively. The total intrinsic value of options exercised for the year ended December 31, 2016 was less than $1 million.

Restricted Stock Awards
For equity based awards that contain only service conditions for vesting, we calculate the award fair value based on the closing stock price on the accounting grant date. We also grant equity based restricted stock awards which contain market conditions or performance conditions, in addition to service conditions. For equity based restricted stock awards that contain market conditions, the award fair value is calculated through Monte-Carlo simulations. These awards, with service and market or performance conditions, represent the number of target shares for the award, as each recipient has the opportunity to ultimately receive a number of shares between 0% and 200% of the target restricted stock award. For the awards with market conditions, the percentage received depends on our total shareholder return versus that of selected peer companies during the three-year term of the award and for the awards with performance conditions, the percentage received depends upon the attainment of two financial performance targets during the three-year term of the award.
During the first quarter of 2016, we granted approximately 766 thousand shares of restricted stock to certain executive level employees as part of our long-term incentive program, of which approximately 306 thousand contained only service conditions and will vest on a straight-line basis on February 23, 2017, 2018 and 2019. The remaining awards contain service conditions and either market or performance conditions and are scheduled to vest on February 23, 2019.
During the first quarter of 2016, we also granted approximately 1.9 million shares to certain key employees as part of our annual equity compensation program, of which approximately 1.7 million contained only service conditions and will vest on a straight-line basis on February 25, 2017, 2018 and 2019. The remaining awards contain service conditions and either market or performance conditions and are scheduled to vest on February 25, 2019. During the first and third quarter of 2016, we granted shares to certain key employees as part of our long-term equity retention program. These awards will vest over a three to seven year period with approximately 113 thousand, 322 thousand and 209 thousand shares vesting on August 16, 2019, 2021 and 2023, respectively, and 22 thousand shares vesting on January 13, 2021 and 22 thousand shares vesting on January 13, 2023. The remaining awards granted throughout 2016 to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.
During the first quarter of 2015, we granted approximately 496 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 198 thousand contained only service conditions and will vest on a straight-line basis on February 23, 2016, 2017 and 2018. The remaining awards contain service conditions and market or performance conditions and are scheduled to vest on February 23, 2018.
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
During the first quarter of 2014, we granted approximately 440 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 250 thousand contained only service conditions and will vest on a straight-line basis on February 20, 2015, 2016 and 2017. The remaining awards contain service conditions and market or performance conditions and are scheduled to vest on February 20, 2017.
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

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2016:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2015	4,902	33.86
Granted	3,564	30.83
Vested	(1,547)	34.82
Forfeited	(971)	33.23
Non-vested at December 31, 2016	5,948	31.89
During 2015, we granted 2.9 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $31.83. The total fair value of restricted stock that vested during 2016, 2015 and 2014, was $47 million, $59 million and $53 million, respectively.
Compensation Expense and Tax Benefit
We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014, was $80 million, $73 million and $75 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our share-based payment arrangements for the years ended December 31, 2016, 2015 and 2014, was $31 million, $28 million and $29 million, respectively. At December 31, 2016, there was $137 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.6 years.

(11)    Earnings Per Common Share
Basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014 were calculated as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$626	878	772
Earnings applicable to non-vested restricted stock	—	—	—
Net income applicable to common stock for computing basic earnings per common share	626	878	772
Net income as adjusted for purposes of computing diluted earnings per common share	$626	878	772
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	545,946	559,260	572,748
Non-vested restricted stock	(6,397)	(4,982)	(4,313)
Weighted average shares outstanding for computing basic earnings per common share	539,549	554,278	568,435
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10
Shares issuable under incentive compensation plans	1,120	805	1,294
Number of shares as adjusted for purposes of computing diluted earnings per common share	540,679	555,093	569,739
Basic earnings per common share	$1.16	1.58	1.36
Diluted earnings per common share	$1.16	1.58	1.36
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 3.3 million, 3.1 million and 2.5 million for 2016, 2015 and 2014, respectively.
(12)    Fair Value Disclosure
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2016		As of December 31, 2015
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$19,553	19,639	19,800	19,473
(13)    Income Taxes

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$335	28	18
Deferred	5	329	305
State
Current	27	40	26
Deferred	8	21	(14)
Foreign
Current	26	16	3
Deferred	(7)	4	—
Total income tax expense	$394	438	338

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$394	438	338
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(2)	(5)	(5)
Tax effect of the change in accumulated other comprehensive loss	(109)	59	(744)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2016	2015	2014
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.3%	2.6%	2.7%
Change in liability for unrecognized tax position	0.2%	0.4%	0.4%
Net foreign income taxes	0.1%	0.7%	0.4%
Foreign dividend paid to a domestic parent company	1.8%	—%	—%
Affiliate debt rationalization	—%	(2.6)%	—%
Research and development credits	(0.6)%	(2.1)%	—%
Loss on worthless investment in foreign subsidiary	—%	—%	(5.4)%
Other, net	(0.2)%	(0.7)%	(2.6)%
Effective income tax rate	38.6%	33.3%	30.5%
The 2016 effective tax rate is 38.6% compared to 33.3% for 2015. The effective tax rate for the year ended December 31, 2016 reflects a tax impact of $18 million from an intercompany dividend payment from one of our foreign subsidiaries to its domestic parent company that was made as part of our corporate restructuring in preparation for the sale of our colocation business. The 2015 rate reflects a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015 and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating loss carryforwards ("NOLs"). The 2014 rate reflects a $60 million tax benefit associated with a deduction for tax basis for worthless stock in a wholly-owned foreign subsidiary as a result of developments in bankruptcy proceedings involving its sole asset and a $13 million tax decrease due to changes in the state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of NOLs.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$2,175	2,154
Net operating loss carryforwards	473	487
Other employee benefits	125	182
Other	342	458
Gross deferred tax assets	3,115	3,281
Less valuation allowance	(375)	(380)
Net deferred tax assets	2,740	2,901
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,626)	(3,841)
Goodwill and other intangible assets	(2,577)	(2,588)
Other	—	(38)
Gross deferred tax liabilities	(6,203)	(6,467)
Net deferred tax liability	$(3,463)	(3,566)
Of the $3.463 billion and $3.566 billion net deferred tax liability at December 31, 2016 and 2015, respectively, $3.471 billion and $3.569 billion is reflected as a long-term liability and $8 million and $3 million is reflected as a net noncurrent deferred tax asset at December 31, 2016 and 2015, respectively.

At December 31, 2016, we had federal NOLs of $61 million and state NOLs of $11.9 billion. If unused, the NOLs will expire between 2017 and 2032; however, no significant amounts expire until 2021. At December 31, 2016, we had an immaterial amount of federal tax credits. Additionally, we had $39 million ($25 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2017 and 2026 if not utilized. In addition, at December 31, 2016, we have fully utilized all remaining federal alternative minimum tax, or AMT, credits. Our acquisitions of Qwest and SAVVIS, Inc. ("Savvis") caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). As a result, our ability to use these NOLs and AMT credits are subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.
We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2016, a valuation allowance of $375 million was established as it is more likely than not that this amount of net operating loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2016 and 2015 is primarily related to state NOL carryforwards. This valuation allowance decreased by $5 million during 2016.
A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2016 and 2015 is as follows:

	2016	2015
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$15	17
Increase in tax positions taken in the current year	1	1
Increase in tax positions taken in the prior year	—	7
Decrease due to the reversal of tax positions taken in a prior year	—	(9)
Decrease from the lapse of statute of limitations	—	(1)
Unrecognized tax benefits at end of year	$16	15
The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $34 million and $32 million at December 31, 2016 and 2015, respectively.
Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $35 million and $33 million at December 31, 2016 and 2015, respectively.
We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions. Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.
Beginning with the 2013 tax year, our federal consolidated returns are subject to annual examination by the IRS.
Our open income tax years by major jurisdiction are as follows at December 31, 2016:

Jurisdiction	Open Tax Years
Federal	2013—current
State
Arizona	2010—current
Other states	2012—current
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

(14)    Segment Information
We are organized into operating segments based on customer type, business and consumer. These operating segments are our two reportable segments in our consolidated financial statements:

•
Business Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), broadband, VoIP, information technology ("IT") and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Products and Services Categories"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

The following table summarizes our segment results for 2016, 2015 and 2014 based on the segment categorization we were operating under at December 31, 2016.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Total segment revenues	$16,255	16,668	17,028
Total segment expenses	8,492	8,461	8,502
Total segment income	$7,763	8,207	8,526
Total margin percentage	48%	49%	50%
Business segment:
Revenues	$10,352	10,646	11,030
Expenses	5,930	5,967	6,019
Income	$4,422	4,679	5,011
Margin percentage	43%	44%	45%
Consumer segment:
Revenues	$5,903	6,022	5,998
Expenses	2,562	2,494	2,483
Income	$3,341	3,528	3,515
Margin percentage	57%	59%	59%
Changes in Segment Reporting
We continually review, evaluate and refine our expense allocations to better reflect how we view and manage our operations, and as a result, during the first half of 2016, we implemented several changes with respect to the assignment of certain expenses to our reportable segments. We have recast our previously-reported segment results for the years ended December 31, 2015 and 2014, to conform to the current presentation. The nature of the most significant changes to segment expenses are as follows:

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
For the year ended December 31, 2015, the segment expense recast resulted in an increase in consumer expenses of $69 million and a decrease in business expenses of $67 million. For the year ended December 31, 2014, the segment expense recast resulted in an increase in consumer expenses of $63 million and a decrease in business expenses of $70 million.
Product and Service Categories
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our business low-bandwidth data services, specifically our private line (including special access) services in our business segment, are more closely aligned with our legacy services than with our strategic services. As a result, we reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $1.586 billion and $1.861 billion (net of $9 million and $33 million of deferred revenue included in other business legacy services) for the years ended December 31, 2015 and 2014, respectively. In addition, our business broadband services remain a strategic service and are now included in our other business strategic services.
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, colocation, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which use regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other operating revenues, which consist primarily of CAF support payments, USF support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Strategic services
Business high-bandwidth data services (1)	$2,990	2,816	2,579
Business hosting services (2)	1,210	1,281	1,316
Other business strategic services (3)	703	624	558
Consumer broadband services (4)	2,689	2,611	2,469
Other consumer strategic services (5)	458	421	381
Total strategic services revenues	8,050	7,753	7,303

Legacy services
Business voice services (6)	2,413	2,588	2,777
Business low-bandwidth data services (7)	1,382	1,594	1,893
Other business legacy services (8)	1,123	1,168	1,219
Consumer voice services (6)	2,442	2,676	2,865
Other consumer legacy services (9)	312	312	279
Total legacy services revenues	7,672	8,338	9,033

Data integration
Business data integration	531	575	688
Consumer data integration	2	2	4
Total data integration revenues	533	577	692

Other revenues
High-cost support revenue (10)	688	732	528
Other revenue (11)	527	500	475
Total other revenues	1,215	1,232	1,003

Total revenues	$17,470	17,900	18,031
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes colocation, hosting (including cloud hosting and managed hosting) and hosting area network revenue
(3)	Includes primarily broadband, VoIP, video and IT services revenue
(4)	Includes broadband and related services revenue
(5)	Includes video and other revenue
(6)	Includes local and long-distance voice revenue
(7)	Includes private line (including special access) revenue
(8)	Includes UNEs, public access, switched access and other ancillary revenue
(9)	Includes other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $572 million, $544 million and $526 million for the years ended December 31, 2016, 2015 and 2014, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Segment revenues are based upon each customer's classification as either business or consumer. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are (i) directly associated with specific segment customers or activities, and (ii) allocated expenses which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.
The following table reconciles segment income to net income for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Total segment income	$7,763	8,207	8,526
Other operating revenues	1,215	1,232	1,003
Depreciation and amortization	(3,916)	(4,189)	(4,428)
Other unassigned operating expenses	(2,731)	(2,645)	(2,691)
Other expenses, net	(1,311)	(1,289)	(1,300)
Income before income tax expense	1,020	1,316	1,110
Income tax expense	(394)	(438)	(338)
Net income	$626	878	772
We do not have any single customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.

(15)    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2016
Operating revenues	$4,401	4,398	4,382	4,289	17,470
Operating income	694	650	595	392	2,331
Net income	236	196	152	42	626
Basic earnings per common share	0.44	0.36	0.28	0.08	1.16
Diluted earnings per common share	0.44	0.36	0.28	0.08	1.16
2015
Operating revenues	$4,451	4,419	4,554	4,476	17,900
Operating income	649	549	656	751	2,605
Net income	192	143	205	338	878
Basic earnings per common share	0.34	0.26	0.37	0.62	1.58
Diluted earnings per common share	0.34	0.26	0.37	0.62	1.58
During the fourth quarter of 2016, we recognized $164 million of severance expenses and other one-time termination benefits associated with our workforce reductions and $52 million of expenses related to our pending acquisition of Level 3.
During the third quarter of 2015, we recognized an incremental $158 million of revenue associated with the FCC's CAF Phase 2 high-cost support program (primarily impacted by the one-time transitional payment), and an additional incremental $57 million in the fourth quarter of 2015. During the fourth quarter of 2015, we also recognized a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015, and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating loss carryforwards ("NOLs").
(16)    Commitments and Contingencies
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
Pending Matters
CenturyLink and the members of the CenturyLink Board have been named as defendants in a putative shareholder class action lawsuit filed on January 11, 2017 in the 4th Judicial District Court of the State of Louisiana, Ouachita Parish, captioned Jeffery Tomasulo v. CenturyLink, Inc., et al., Docket No. C-20170110. The complaint asserts, among other things, that the members of CenturyLink’s Board allegedly breached their fiduciary duties to the CenturyLink shareholders in approving the Level 3 merger agreement and, more particularly, that: the consideration that CenturyLink agreed to pay to Level 3 stockholders in the transaction is allegedly unfairly high; the CenturyLink directors allegedly had conflicts of interest in negotiating and approving the transaction; and the disclosures set forth in our preliminary joint proxy statement/prospectus filed in December 2016 are insufficient in that they allegedly fail to contain material information concerning the transaction. The complaint seeks, among other things, a declaration that the members of the CenturyLink Board have breached their fiduciary duties, corrective disclosure, rescissory or other damages and equitable relief, including rescission of the transaction. On February 13, 2017, the parties entered into a memorandum of understanding providing for the settlement of the lawsuit. The proposed settlement is subject to court approval, among other conditions.

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
In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges, and also allowed the IXCs to refile state-law claims. Since then, many of the LECs and IXCs have filed revised pleadings and additional motions, which remain pending. Separately, some of the defendants, including CenturyLink, Inc.'s LECs, have petitioned the FCC to address these issues on an industry-wide basis.
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
We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial in the coming 24 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.
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
The tables below summarize our capital lease activity:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in millions)
Assets acquired through capital leases	45	17	37
Depreciation expense	70	96	126
Cash payments towards capital leases	58	89	118

	As of December 31,
	2016	2015
	(Dollars in millions)
Assets included in property, plant and equipment	705	722
Accumulated depreciation	351	352

The future annual minimum payments under capital lease arrangements as of December 31, 2016 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2017	$94
2018	91
2019	70
2020	46
2021	43
2022 and thereafter	170
Total minimum payments	514
Less: amount representing interest and executory costs	(123)
Present value of minimum payments	391
Less: current portion	(69)
Long-term portion	$322
If, as anticipated, we sell our colocation business and data centers in the manner discussed in Note 3—Pending Sale of Colocation Business and Data Centers, $305 million of the capital lease obligations as of December 31, 2016 will be assumed by the Purchaser. The future annual minimum payments under capital lease arrangements for the colocation operations as of December 31, 2016 were as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2017	$60
2018	62
2019	52
2020	39
2021	40
2022 and thereafter	145
Total minimum payments	398
Less: amount representing interest and executory costs	(93)
Present value of minimum payments	$305
The present value of the minimum payments under capital lease arrangements for the colocation operations is included in "Current liabilities associated with assets held for sale" on our consolidated balance sheets. See Note 3—Pending Sale of Colocation Business and Data Centers for additional information.
Operating Leases
CenturyLink leases various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2016, 2015 and 2014, our gross rental expense was $482 million, $467 million and $446 million, respectively. We also received sublease rental income for the years ended December 31, 2016, 2015 and 2014 of $12 million, $12 million and $14 million, respectively.

At December 31, 2016, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2017	$295
2018	276
2019	249
2020	226
2021	162
2022 and thereafter	1,049
Total future minimum payments(1)	$2,257
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $77 million due in the future under non-cancelable subleases.
If, as anticipated, we sell our colocation business and data centers in the manner discussed in Note 3—Pending Sale of Colocation Business and Data Centers, $750 million of the operating leases future rental commitments as of December 31, 2016 will be assumed by the Purchaser. The future rental commitments under operating leases for the colocation operations as of December 31, 2016 were as follows:

Future Minimum Payments
(Dollars in millions)
2017	$89
2018	84
2019	71
2020	68
2021	68
2022 and thereafter	370
Total future minimum payments	$750
Purchase Commitments
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $427 million at December 31, 2016. Of this amount, we expect to purchase $166 million in 2017, $153 million in 2018 through 2019, $41 million in 2020 through 2021 and $67 million in 2022 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2016.
If, as anticipated, we sell our colocation business and data centers in the manner discussed in Note 3—Pending Sale of Colocation Business and Data Centers, $80 million of the purchase commitments as of December 31, 2016 will be assumed by the Purchaser.

(17)    Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2016	2015
	(Dollars in millions)
Prepaid expenses	$206	238
Materials, supplies and inventory	134	144
Deferred activation and installation charges	101	105
Other	106	86
Total other current assets	$547	573
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of December 31,
	2016	2015
	(Dollars in millions)
Accounts payable	$1,179	968
Other current liabilities:
Accrued rent	$31	32
Legal reserves	30	20
Other	152	168
Total other current liabilities	$213	220
Included in accounts payable at December 31, 2016 and 2015, were (i) $56 million and $68 million, respectively, representing book overdrafts and (ii) $196 million and $94 million, respectively, associated with capital expenditures.
(18)    Labor Union Contracts
Approximately 38% of our employees are members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good. Approximately 12,000, or 30%, of our employees are subject to collective bargaining agreements that are scheduled to expire in 2017, including approximately 11,000, or 28%, of our employees that are subject to collective bargaining agreements that are scheduled to expire October 7, 2017.
(19)    Accumulated Other Comprehensive Loss
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2016:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2015	$(1,715)	(180)	(39)	(1,934)
Other comprehensive income (loss) before reclassifications	(280)	6	(22)	(296)
Amounts reclassified from accumulated other comprehensive income	100	12	1	113
Net current-period other comprehensive income (loss)	(180)	18	(21)	(183)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2016:

Year Ended December 31, 2016	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$175	See Note 9—Employee Benefits
Prior service cost	12	See Note 9—Employee Benefits
Total before tax	187
Income tax expense (benefit)	(75)	Income tax expense
Insignificant items	1
Net of tax	$113
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
The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2015:

Year Ended December 31, 2015	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations or Footnote Where Additional Information is Presented If The Amount is not Recognized in Net Income in Total
	(Dollars in millions)
Amortization of pension & post-retirement plans
Net actuarial loss	$161	See Note 9—Employee Benefits
Prior service cost	24	See Note 9—Employee Benefits
Total before tax	185
Income tax expense (benefit)	(70)	Income tax expense
Net of tax	$115

(20)    Dividends
Our Board of Directors declared the following dividends payable in 2016 and 2015:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 15, 2016	11/28/2016	$0.540	$294	12/12/2016
August 23, 2016	9/2/2016	0.540	295	9/16/2016
May 18, 2016	5/31/2016	0.540	294	6/14/2016
February 23, 2016	3/4/2016	0.540	295	3/18/2016
November 10, 2015	11/24/2015	0.540	293	12/8/2015
August 25, 2015	9/8/2015	0.540	300	9/22/2015
May 20, 2015	6/2/2015	0.540	303	6/16/2015
February 23, 2015	3/6/2015	0.540	303	3/20/2015
The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016, at the reasonable assurance level.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2016. The effectiveness of our internal control over financial reporting at December 31, 2016 has been audited by KPMG LLP, as stated in their report. See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which is incorporated herein by reference.
Management’s Report on the Consolidated Financial Statements
Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2016. The consolidated financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.
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

February 22, 2017
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2016 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,000,623	(1)	$45.75	(2)	17,904,466
Equity compensation plans not approved by shareholders(3)	2,282,277		38.28		—
Totals	4,282,900	(1)	$40.08	(2)	17,904,466
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

3.2
Bylaws of CenturyLink, Inc., as amended and restated through February 4, 2016 (incorporated by reference to Exhibit 3.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2016).

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

10.2	Stock-based Incentive Plans and Agreements of CenturyLink
a.
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

b.
Amended and Restated 2005 Management Incentive Compensation Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(g) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2009 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2010).

Exhibit Number	Description
(i).
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.2(g) (iii) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2005 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 2006).

(ii).
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink, Inc. and its executive officers (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on May 9, 2007).

c.
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

(ii).
Form of Restricted Stock Agreement for executive officers used since May 2013 (incorporated by reference to Exhibit 10.2(i) (iii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013).

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

10.8
Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its directors as of February 24, 2016 (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2016).

Exhibit Number	Description
10.9
Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its officers as of February 24, 2016 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2016).

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

Exhibit Number	Description
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
101*
Financial statements from the annual report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

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

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION
Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: February 22, 2017	By:	/s/ David D. Cole
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

/s/ Glen F. Post, III	Chief Executive Officer, President and Director	February 22, 2017
Glen F. Post, III
/s/ William A. Owens	Chairman of the Board	February 22, 2017
William A. Owens
/s/ Harvey P. Perry	Vice Chairman of the Board	February 22, 2017
Harvey P. Perry
/s/ R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary	February 22, 2017
R. Stewart Ewing, Jr.
/s/ David D. Cole	Executive Vice President, Controller and Operations Support	February 22, 2017
David D. Cole
/s/ Martha H. Bejar	Director	February 22, 2017
Martha H. Bejar
/s/ Virginia Boulet	Director	February 22, 2017
Virginia Boulet
/s/ Peter C. Brown	Director	February 22, 2017
Peter C. Brown
/s/ W. Bruce Hanks	Director	February 22, 2017
W. Bruce Hanks
/s/ Mary L. Landrieu	Director	February 22, 2017
Mary L. Landrieu

/s/ Gregory J. McCray	Director	February 22, 2017
Gregory J. McCray
/s/ Michael J. Roberts	Director	February 22, 2017
Michael J. Roberts
/s/ Laurie A. Siegel	Director	February 22, 2017
Laurie A. Siegel