Form 10-Q
period 2017-03-31
CENTURYLINK, INC
filed 2017-05-05
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On April 27, 2017, there were 548,812,063 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$4,209	4,401
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,888	1,900
Selling, general and administrative	810	837
Depreciation and amortization	880	976
Total operating expenses	3,578	3,713
OPERATING INCOME	631	688
OTHER (EXPENSE) INCOME
Interest expense	(318)	(331)
Other (expense) income, net	(6)	23
Total other expense, net	(324)	(308)
INCOME BEFORE INCOME TAX EXPENSE	307	380
Income tax expense	144	144
NET INCOME	$163	236
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.30	0.44
DILUTED	$0.30	0.44
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	540,458	538,799
DILUTED	541,522	540,187
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
NET INCOME	$163	236
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(20) and $(16) tax	31	26
Change in net prior service costs, net of $(1) and $(1) tax	2	2
Foreign currency translation adjustment and other, net of $— and $— tax	(2)	(1)
Other comprehensive income	31	27
COMPREHENSIVE INCOME	$194	263
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2017	As of December 31, 2016
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214	222
Accounts receivable, less allowance of $180 and $178	1,854	2,017
Assets held for sale	2,343	2,376
Other	557	547
Total current assets	4,968	5,162
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	39,642	39,194
Accumulated depreciation	(22,626)	(22,155)
Net property, plant and equipment	17,016	17,039
GOODWILL AND OTHER ASSETS
Goodwill	19,650	19,650
Customer relationships, less accumulated amortization of $6,519 and $6,318	2,596	2,797
Other intangible assets, less accumulated amortization of $2,105 and $2,042	1,534	1,531
Other, net	838	838
Total goodwill and other assets	24,618	24,816
TOTAL ASSETS	$46,602	47,017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,499	1,503
Accounts payable	994	1,179
Accrued expenses and other liabilities
Salaries and benefits	583	802
Income and other taxes	460	301
Interest	321	260
Other	177	213
Current liabilities associated with assets held for sale	406	419
Advance billings and customer deposits	656	672
Total current liabilities	5,096	5,349
LONG-TERM DEBT	18,180	18,185
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,461	3,471
Benefit plan obligations, net	5,448	5,527
Other	1,111	1,086
Total deferred credits and other liabilities	10,020	10,084
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 548,845 and 546,545 shares	549	547
Additional paid-in capital	14,733	14,970
Accumulated other comprehensive loss	(2,086)	(2,117)
Retained earnings (accumulated deficit)	110	(1)
Total stockholders' equity	13,306	13,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,602	47,017
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$163	236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	880	976
Deferred income taxes	(37)	11
Provision for uncollectible accounts	47	46
Net long-term debt issuance costs and premium amortization	1	(1)
Share-based compensation	21	18
Changes in current assets and liabilities:
Accounts receivable	116	26
Accounts payable	(81)	78
Accrued income and other taxes	206	160
Other current assets and liabilities, net	(266)	(72)
Retirement benefits	(25)	(21)
Changes in other noncurrent assets and liabilities, net	12	(35)
Other, net	20	1
Net cash provided by operating activities	1,057	1,423
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(780)	(611)
Proceeds from sale of property	45	7
Other, net	3	(1)
Net cash used in investing activities	(732)	(605)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	227
Payments of long-term debt	(31)	(25)
Net proceeds (payments) on credit facility and revolving line of credit	5	(410)
Dividends paid	(296)	(290)
Proceeds from issuance of common stock	3	4
Shares withheld to satisfy tax withholdings	(14)	(12)
Net cash used in financing activities	(333)	(506)
Net (decrease) increase in cash and cash equivalents	(8)	312
Cash and cash equivalents at beginning of period	222	126
Cash and cash equivalents at end of period	$214	438
Supplemental cash flow information:
Income taxes refunded (paid), net	$5	(11)
Interest paid (net of capitalized interest of $20 and $12)	$(255)	(262)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$547	544
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	2
Balance at end of period	549	546
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	14,970	15,178
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	2
Shares withheld to satisfy tax withholdings	(14)	(12)
Share-based compensation and other, net	15	16
Dividends declared	(240)	—
Balance at end of period	14,733	15,184
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,117)	(1,934)
Other comprehensive income	31	27
Balance at end of period	(2,086)	(1,907)
RETAINED EARNINGS
Balance at beginning of period	(1)	272
Net income	163	236
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	3	—
Dividends declared	(55)	(295)
Balance at end of period	110	213
TOTAL STOCKHOLDERS' EQUITY	$13,306	14,036
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 4, where such references refer solely to CenturyLink, Inc.
(1)     Background
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
On October 31, 2016, we entered into a definitive merger agreement under which we agreed to acquire Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction. See Note 2—Pending Acquisition of Level 3 for additional information. On November 3, 2016, we entered into a definitive stock purchase agreement with a consortium led by BC Partners, Inc. and Medina Capital to sell our data centers and colocation business for a combination of cash and equity. See Note 3—Sale of Data Centers and Colocation Business for additional information.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2016, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 9—Segment Information for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Recently Adopted Accounting Pronouncements
In the first quarter of 2017, we adopted Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share Based Compensation” (“ASU 2016-09”), and ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”).

Share-based Compensation
ASU 2016-09 modified the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with previous U.S. generally accepted accounting principles (“GAAP”). The primary provisions of ASU 2016-09 that affect our consolidated financial statements for the three months ended March 31, 2017 are:

1.
A reclassification of the income tax effect associated with the difference between the expense recognized for share-based payments and the related tax deduction from additional paid-in capital to income tax expense. This change was applied on a prospective basis and resulted in a $7 million increase in income tax expense for the three months ended March 31, 2017.

2.
We elected to change our accounting policy to account for forfeitures of share-based payment grants as they occur as opposed to our previous policy of estimating the forfeitures on the grant date. The cumulative effect of adopting this policy as of January 1, 2017 resulted in an increase of $3 million, net of a $2 million tax effect, in retained earnings (accumulated deficit).

Net Periodic Pension and Postretirement Benefit Costs
ASU 2017-07 modified the presentation of net periodic pension and postretirement benefit costs and requires the service cost component to be reported separately from the other components in order to provide more useful information. Under ASU 2017-07, the service cost component of net periodic pension and postretirement benefit costs is required to be presented in the same expense category as the related salary and wages for the employee. The other components of the net periodic pension and postretirement benefit costs are required to be recognized below operating income in other (expense) income, net in our consolidated statements of operations. This change was applied on a retrospective basis to all previous periods to match the current period presentation. This retrospective application resulted in a $6 million reduction in operating income and a corresponding decrease in total other expense, net for the three months ended March 31, 2016.
Recent Accounting Pronouncements
Goodwill Impairment
On January 26, 2017, The Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above fair value, limited to the amount of goodwill assigned to the reporting unit.
We are required to adopt the provisions of ASU 2017-04 for any goodwill impairment tests, including our required annual test, occurring after January 1, 2020, but have the option to early adopt for any impairment test that we are required to perform. We have not determined if we will elect to early adopt the provisions of ASU 2017-04. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.
Income Taxes
On October 24, 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. After adoption of this ASU, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. We are currently reviewing the requirements of this ASU and evaluating the impact on our consolidated financial statements.
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
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing GAAP on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future, which could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only to the extent of any deferred revenue. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs and could also have the impact of lowering our operating expenses.
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis, which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements, and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. Based on this initial assessment, we currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. Until we are further along in implementing our new revenue recognition system, we do not anticipate being able to provide reasonably accurate estimates of the impact of ASU 2014-09 on the timing of our revenue recognition.

(2)    Pending Acquisition of Level 3
On October 31, 2016, we entered into a definitive merger agreement under which we propose to acquire Level 3 in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and 1.4286 of CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own approximately 51% and Level 3 shareholders are expected to own approximately 49% of the combined company at closing. On December 31, 2016, Level 3 had outstanding $10.9 billion of long-term debt.
The merger agreement was approved by CenturyLink and Level 3 shareholders at special meetings held on March 16, 2017. Completion of the transaction is subject to (i) the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (ii) approvals from the Federal Communications Commission ("FCC") and certain state regulatory authorities and (iii) other customary closing conditions. Subject to these conditions, we anticipate closing this transaction by the end of the third quarter 2017.
(3)    Sale of Data Centers and Colocation Business
On November 3, 2016, we entered into a definitive stock purchase agreement to sell our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies. The sale received final regulatory approval in April and closed on May 1, 2017.
We received initial pre-tax cash proceeds of $1.86 billion, which is subject to customary post-closing adjustments. We plan to use a portion of these after-tax net cash proceeds to partly fund our acquisition of Level 3.
As a result of the sale, we classified the following assets and liabilities as assets held for sale and liabilities associated with the assets held for sale, respectively, on our consolidated balance sheet as of March 31, 2017:

Dollars in millions
Goodwill	$1,141
Property, plant and equipment	1,068
Other intangible assets	258
Other assets	37
Impairment on assets held for sale	(11)
Total amount classified as assets held for sale(1)	$2,493

Capital lease obligations	$297
Other liabilities	109
Total liabilities associated with assets held for sale	$406
________________________________________________________________________

(1)
A portion of the assets equivalent to the estimated fair value of our anticipated minority stake in Cyxtera Technologies is reflected in non-current other assets on our consolidated balance sheet as of March 31, 2017.

Effective with the date we entered into the agreement to sell the data centers and colocation business, we ceased recording depreciation of the property, plant and equipment to be sold and amortization of the intangible assets. We estimate that we would have recorded $50 million of depreciation and amortization expense in the first quarter of 2017 if we had not met the held-for-sale criteria.
After factoring in the costs to sell the data centers and colocation business, we estimate the net carrying value of the assets and liabilities sold exceeded the value of the proceeds we received by approximately $11 million, which was recorded as an impairment loss in selling, general and administration expenses of our consolidated statement of operations for the three months ended March 31, 2017. We further estimate, due to the sale and related corporate actions we have taken regarding certain subsidiaries involved in the data centers and colocation business, that we will trigger tax expense relating to the sale totaling approximately $75 million to $150 million, $18 million of which was accrued in 2016, $15 million of which was accrued in the three months ended March 31, 2017, with the remainder to be expensed in the three months ending June 30, 2017.

(4) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisting of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and its subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of March 31, 2017	As of December 31, 2016
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.150% - 7.650%	2017 - 2042	$8,975	8,975
Credit facility and revolving line of credit(1)	4.750%	2019	375	370
Term loan	2.740%	2019	330	336
Subsidiaries
Qwest Corporation
Senior notes	6.125% - 7.750%	2017 - 2056	7,259	7,259
Term loan	2.740%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior note	7.995%	2036	1,485	1,485
First mortgage bonds	7.125% - 8.770%	2017 - 2025	223	223
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	423	440
Unamortized discounts, net			(135)	(133)
Unamortized debt issuance costs			(190)	(193)
Total long-term debt			19,976	19,993
Less current maturities not associated with assets held for sale			(1,499)	(1,503)
Less capital lease obligations associated with assets held for sale(2)			(297)	(305)
Long-term debt, excluding current maturities and capital leases obligations associated with assets held for sale			$18,180	18,185
______________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at March 31, 2017 and December 31, 2016 was $375 million and $370 million, respectively, with a weighted-average interest rate of 4.750% and 4.500%, respectively. These amounts change on a regular basis.

(2)
The capital lease obligations associated with our data centers and colocation business of $297 million as of March 31, 2017 were assumed by the Purchaser at closing. See Note 3—Sale of Data Centers and Colocation Business for additional information.

Covenants
As of March 31, 2017, we believe we were in compliance with the provisions and covenants contained in our Credit Facility and other material debt agreements.

Subsequent Events
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $555 million. All of the 6.75% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On April 3, 2017, CenturyLink, Inc. paid at maturity the $500 million principal and accrued and unpaid interest due under its 6.00% Notes.
(5)  Severance and Leased Real Estate
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
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As described in Note 9—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities - other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At March 31, 2017, the current and noncurrent portions of our leased real estate accrual were $8 million and $57 million, respectively. The remaining lease terms range from 0.9 years to 8.7 years, with a weighted-average of 7.6 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2016	$98	67
Accrued to expense	5	1
Payments, net	(74)	—
Reversals and adjustments	—	(3)
Balance at March 31, 2017	$29	65
(6)  Employee Benefits
Net periodic benefit expense (income) for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Service cost	$17	17
Interest cost	101	107
Expected return on plan assets	(166)	(184)
Recognition of prior service credit	(2)	(2)
Recognition of actuarial loss	51	42
Net periodic pension benefit expense (income)	$1	(20)

Net periodic benefit expense for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Service cost	$4	5
Interest cost	25	28
Expected return on plan assets	—	(2)
Recognition of prior service cost	5	5
Net periodic post-retirement benefit expense	$34	36
We report service cost for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. Additionally, a portion of the service cost is also allocated to certain assets under construction, which when completed are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. The remaining components of net periodic benefit (income) expense are reported in other (expense) income, net in our consolidated statements of operations. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2017. However, we currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan during the remaining nine months of 2017.

(7)  Earnings Per Common Share
Basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016 were calculated as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$163	236
Earnings applicable to non-vested restricted stock	—	—
Net income applicable to common stock for computing basic earnings per common share	163	236
Net income as adjusted for purposes of computing diluted earnings per common share	$163	236
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	547,618	544,845
Non-vested restricted stock	(7,160)	(6,046)
Weighted-average shares outstanding for computing basic earnings per common share	540,458	538,799
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	1,054	1,378
Number of shares as adjusted for purposes of computing diluted earnings per common share	541,522	540,187
Basic earnings per common share	$0.30	0.44
Diluted earnings per common share	$0.30	0.44
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 4.3 million and 3.1 million for the three months ended March 31, 2017 and 2016, respectively.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$19,553	20,095	19,553	19,639
(9)  Segment Information
Segment Data
Effective January 11, 2017, we implemented a new organizational structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to "enterprise" segment. We now report the following two segments:

•
Enterprise Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, broadband, VoIP and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

In connection with our January 2017 reorganization, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our former business segment to a new non-reportable operating segment.

The results of our enterprise and consumer segments are summarized below:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Total segment revenues	$3,768	3,931
Total segment expenses	1,930	1,930
Total segment income	$1,838	2,001
Total margin percentage	49%	51%

Enterprise segment:
Revenues	$2,356	2,442
Expenses	1,321	1,319
Income	$1,035	1,123
Margin percentage	44%	46%
Consumer segment:
Revenues	$1,412	1,489
Expenses	609	611
Income	$803	878
Margin percentage	57%	59%
Additional Changes in Segment Reporting
As a part of the implementation of the new organizational structure described in "Segment Data" above, we made several changes with respect to the assignment of certain expenses to our reportable segments, most notably the reassignment of certain marketing and advertising expenses from the consumer segment to the enterprise segment. We have recast our previously-reported segment results for the three months ended March 31, 2016, to conform to the current presentation.
Product and Service Categories
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our enterprise low-bandwidth data services, specifically our private line (including special access) services in our enterprise segment, are more closely aligned with our legacy services than with our strategic services. As a result, we reflect these operating revenues as legacy services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in a reduction of revenue from strategic services and a corresponding increase in revenue from legacy services of $365 million (net of $1 million of deferred revenue included in other enterprise legacy services) for the three months ended March 31, 2016. In addition, our enterprise broadband services remain a strategic service and are included in our other enterprise strategic services.
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

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and business customers; and

•
Other operating revenues, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Strategic services
Enterprise high-bandwidth data services (1)	$769	738
Other enterprise strategic services (2)	315	315
IT and managed services (3)	152	162
Consumer broadband services (4)	661	667
Other consumer strategic services (5)	103	107
Total strategic services revenues	2,000	1,989

Legacy services
Enterprise voice services (6)	573	622
Enterprise low-bandwidth data services (7)	314	365
Other enterprise legacy services (8)	268	287
Consumer voice services (6)	575	634
Other consumer legacy services (9)	73	80
Total legacy services revenues	1,803	1,988

Data integration
Enterprise data integration	117	115
IT and managed services data integration	1	—
Consumer data integration	—	1
Total data integration revenues	118	116

Other revenues
High-cost support revenue (10)	168	174
Other revenue (11)	120	134
Total other revenues	288	308

Total revenues	$4,209	4,401
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes primarily colocation, broadband, VOIP and video revenue
(3)	Includes primarily IT services, managed hosting, cloud hosting and hosting area network revenue
(4)	Includes broadband and related services revenue
(5)	Includes video and other revenue
(6)	Includes local and long-distance voice revenue
(7)	Includes private line (including special access) revenue
(8)	Includes UNEs, public access, switched access and other ancillary revenue
(9)	Includes other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $130 million and $146 million for the three months ended March 31, 2017 and 2016, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Our segment revenues for our two reportable segments are based upon each customer's classification as either enterprise or consumer. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses for our two reportable segments include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are (i) directly associated with specific segment customers or activities and (ii) allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.
The following table reconciles total reportable segment income to net income:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Total reportable segment income	$1,838	2,001
Non-reportable segment revenues	153	162
Other operating revenues	288	308
Depreciation and amortization	(880)	(976)
Other operating expenses	(768)	(807)
Interest expense and other (expense) income, net	(324)	(308)
Income before income tax expense	307	380
Income tax expense	(144)	(144)
Net income	$163	236
We do not have any single customer that provides more than 10% of our total consolidated operating revenues. Substantially all of our consolidated revenues come from customers located in the United States.

(10) Commitments and Contingencies
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
Pending Matters
CenturyLink and the members of the CenturyLink Board have been named as defendants in a putative shareholder class action lawsuit filed on January 11, 2017 in the 4th Judicial District Court of the State of Louisiana, Ouachita Parish, captioned Jeffery Tomasulo v. CenturyLink, Inc., et al., Docket No. C-20170110. The complaint asserts, among other things, that the members of CenturyLink’s Board allegedly breached their fiduciary duties to the CenturyLink shareholders in approving the Level 3 merger agreement and, more particularly, that: the consideration that CenturyLink agreed to pay to Level 3 stockholders in the transaction is allegedly unfairly high; the CenturyLink directors allegedly had conflicts of interest in negotiating and approving the transaction; and the disclosures set forth in our preliminary joint proxy statement/prospectus filed in December 2016 are insufficient in that they allegedly fail to contain material information concerning the transaction. The complaint seeks, among other things, a declaration that the members of the CenturyLink Board have breached their fiduciary duties, corrective disclosure, rescissory or other damages and equitable relief, including rescission of the transaction. On February 13, 2017, the parties entered into a memorandum of understanding providing for the settlement of the lawsuit. The proposed settlement is subject to court approval, among other conditions, and the amount of the settlement is not material to our consolidated financial statements.
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The court certified classes on the claims for vested benefits and age discrimination, but rejected class certification on the claims for breach of fiduciary duty. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs alleged breach of fiduciary duty in connection with the changes in retiree benefits that were at issue in Fulghum. After extensive district court proceedings in Fulghum, and an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit, defendants prevailed in 2015 on all age discrimination claims and on the majority of claims for vested benefits. The district court in Fulghum subsequently granted judgment in favor of defendants on all remaining vested benefits claims, and in July 2016 ordered that any affected class members could appeal this ruling. No appeal was taken, and all claims for vested benefits thus have lapsed. On August 31, 2016, the parties reached a settlement in principle on all remaining claims in Fulghum and Abbott. Since then, a settlement agreement has been finalized and, per its terms, the vast majority of the settlement funds were paid out to the claims administrator in March 2017, with the remainder to be paid out in the next few months. The amount of the settlement is not material to our consolidated financial statements.
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
In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges, and also allowed the IXCs to refile state-law claims. The Verizon entities did not file any new state claims, while Sprint filed state claims substantially similar to those previously dismissed. Based on the November 2015 ruling, we filed suit against Level 3 seeking payment of charges which Level 3 has disputed and withheld. Separately, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.

As both an IXC and a LEC, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.
CenturyLink, Inc. and several of its subsidiaries are defendants in lawsuits filed over the past few years in the Circuit Court of St. Louis County, Missouri by numerous Missouri municipalities alleging underpayment of taxes. These municipalities are seeking, among other things, (i) a declaratory judgment regarding the extent of our obligations to pay certain business license and gross receipts taxes and (ii) a monetary award of back taxes covering 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered into a final order awarding plaintiffs $4 million and broadening the tax base on a going forward basis. We filed a notice of appeal on March 3, 2017.We expect the outcome of our appeal to reduce our ultimate exposure, although we can provide no assurances to this effect.
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
(11)  Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2017	As of December 31, 2016
	(Dollars in millions)
Prepaid expenses	$272	206
Materials, supplies and inventory	138	134
Deferred activation and installation charges	105	101
Other	42	106
Total other current assets	$557	547

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of March 31, 2017	As of December 31, 2016
	(Dollars in millions)
Accounts payable	$994	1,179
Other current liabilities:
Accrued rent	$28	31
Legal contingencies	25	30
Other	124	152
Total other current liabilities	$177	213
Included in accounts payable at March 31, 2017 and December 31, 2016, were (i) $41 million and $56 million, respectively, representing book overdrafts and (ii) $93 million and $196 million, respectively, associated with capital expenditures.
(12)  Accumulated Other Comprehensive Loss
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2017:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)
Other comprehensive income (loss) before reclassifications	—	—	(2)	(2)
Amounts reclassified from accumulated other comprehensive income	30	3	—	33
Net current-period other comprehensive income	30	3	(2)	31
Balance at March 31, 2017	$(1,865)	(159)	(62)	(2,086)
The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2017:

Three Months Ended March 31, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$51	Other (expense) income, net
Prior service cost	3	Other (expense) income, net
Total before tax	54
Income tax benefit	(21)	Income tax expense
Net of tax	$33
________________________________________________________________________

(1)	See Note 6—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2016:

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
The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2016:

Three Months Ended March 31, 2016	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$42	Other (expense) income, net
Prior service cost	3	Other (expense) income, net
Total before tax	45
Income tax benefit	(17)	Income tax expense
Net of tax	$28
________________________________________________________________________

(1)	See Note 6—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
(13)  Labor Union Contracts
Approximately 37% of our employees are members of various bargaining units represented by the Communication Workers of America and the International Brotherhood of Electrical Workers. Approximately 12,000, or 30%, of our employees are subject to collective bargaining agreements that are scheduled to expire during the remainder of 2017, including approximately 10,000, or 25%, of our employees that are subject to collective bargaining agreements that are scheduled to expire October 7, 2017.

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2016, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.
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
At March 31, 2017, we operated 10.9 million access lines in 37 states and served 5.9 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
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
The merger agreement was approved by CenturyLink and Level 3 shareholders at special meetings held on March 16, 2017. Completion of the transaction is subject to (i) the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, (ii) approvals from the Federal Communications Commission ("FCC") and certain state regulatory authorities and (iii) other customary closing conditions. Subject to these conditions, we anticipate closing this transaction by the end of the third quarter 2017.
During the first quarter of 2017, we recognized $10 million of acquisition and integration expenses associated with our activities related to the pending Level 3 acquisition. We have not yet recognized various other expenses that are contingent on completion of the acquisition. These expenses include financial advisory fees and compensation expense comprised of severance and stock-based compensation for stock-based awards that will vest in connection with the acquisition. Most of these contingent expenses will be recognized in our consolidated financial statements in the period in which the acquisition occurs, with the remainder recognized thereafter. Compensation expense related to retention bonuses are accrued from the date of the offer through the date they are paid. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of integration planning. These amounts may be material.

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
Sale of Data Centers and Colocation Business
On November 3, 2016, we entered into a definitive stock purchase agreement to sell our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies. As part of the transaction, the Purchaser assumed our capital lease obligations, which amounted to $297 million as of March 31, 2017, related to the properties that we sold.
Cyxtera Technologies acquired the 57 data centers May 1, 2017. This business generated revenues of $153 million and $155 million (excluding revenue with affiliates) for the three months ended March 31, 2017 and 2016, respectively (a small portion of which will be retained by us). We received initial pre-tax cash proceeds of $1.86 billion, which is subject to customary post-closing adjustments. We plan to use a portion of these after-tax net cash proceeds to partly fund our acquisition of Level 3.
See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report for additional information.
New Organizational Structure
Effective January 11, 2017, we implemented a new organizational structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to the "enterprise" segment. We now report the following two segments:

•
Enterprise Segment. This segment consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, colocation, broadband, VoIP and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. This segment consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

In connection with our January 2017 reorganization, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our former business segment to a new non-reportable operating segment.

Results of Operations
The following table summarizes the results of our consolidated operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions except per share amounts)
Operating revenues	$4,209	4,401
Operating expenses	3,578	3,713
Operating income	631	688
Interest expense and other (expense) income, net	(324)	(308)
Income tax expense	144	144
Net income	$163	236
Basic earnings per common share	$0.30	0.44
Diluted earnings per common share	$0.30	0.44
The following table summarizes our access lines, broadband subscribers and number of employees:

	As of March 31,		Increase / (Decrease)	% Change
	2017	2016
	(in thousands)
Operational metrics:
Total access lines(1)	10,945	11,611	(666)	(6)%
Total broadband subscribers(1)	5,945	6,056	(111)	(2)%
Total employees	40.0	42.8	(2.8)	(7)%
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

Operating Revenues
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2016, we determined that because of declines due to customer migration to other strategic products and services, certain of our enterprise low-bandwidth data services, specifically our private line (including special access) services in our enterprise segment, are more closely aligned with our legacy services than with our strategic services. As described in greater detail in Note 9—Segment Information, these operating revenues are reflected as legacy services.
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

The following table summarizes our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$2,000	1,989	11	1%
Legacy services	1,803	1,988	(185)	(9)%
Data integration	118	116	2	2%
Other	288	308	(20)	(6)%
Total operating revenues	$4,209	4,401	(192)	(4)%
Our total operating revenues decreased by $192 million, or 4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our total operating revenues was primarily due to lower legacy services revenues, which decreased by $185 million, or 9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.
The decline in our legacy services revenues reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including special access) services. We estimate that the rate of our access lines losses will be between 4.0% and 6.0% over the full year of 2017.
The growth in our strategic services revenues was primarily due to increased demand for our Ethernet, MPLS and facilities-based video services, which were partially offset by declines in our managed hosting services and our satellite video services revenues due to the restructuring of one of our contractual agreements and losses of broadband subscribers.

Data integration revenues, which are typically more volatile than our other sources of revenues, increased by $2 million, or 2%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in our data integration revenues was primarily due to increases in governmental and business sales and maintenance services.
Other operating revenues decreased by $20 million, or 6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to lower federal USF surcharge revenues as a result of decreases in rates and a reduction in high-cost support revenues.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."
Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,888	1,900	(12)	(1)%
Selling, general and administrative	810	837	(27)	(3)%
Depreciation and amortization	880	976	(96)	(10)%
Total operating expenses	$3,578	3,713	(135)	(4)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $12 million, or 1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our cost of services and products was primarily due to reductions in salaries and wages and employee benefits from lower headcount and USF rates, which were partially offset by increases in network expense, facility costs and content costs for Prism TV resulting from increases in content volume and rates.
Selling, General and Administrative
Selling, general and administrative expenses decreased by $27 million, or 3%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, property and other taxes, professional fees and external commissions, which were partially offset by increases in marketing and advertising expenses and employee benefits and an impairment loss on assets held for sale associated with our data centers and colocation business.
Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$605	661	(56)	(8)%
Amortization	275	315	(40)	(13)%
Total depreciation and amortization	$880	976	(96)	(10)%

Depreciation expense decreased by $56 million, or 8%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and our entry into an agreement to sell our data centers and colocation business. The depreciation expense related to our plant for the three months ended March 31, 2017 was lower than the depreciation expense for the three months ended March 31, 2016 due to full depreciation and retirement of certain plant placed in service prior to 2017. Additionally, we ceased depreciating property, plant and equipment assets of our data centers and colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional depreciation expense during the first quarter 2017 of $40 million if we had not agreed to sell the data centers and colocation business. This decrease was partially offset by an increase in depreciation expense attributable to new plant placed in service since March 31, 2016.
Amortization expense decreased by $40 million, or 13%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets and our entry into an agreement to sell our data centers and colocation business. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. We ceased amortizing the intangible assets of our data centers and colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional amortization expense during the first quarter 2017 of $10 million if we had not agreed to sell the data centers and colocation business. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(318)	(331)	(13)	(4)%
Other (expense) income, net	(6)	23	(29)	nm
Total other expense, net	$(324)	(308)	16	5%
Income tax expense	$144	144	—	—%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense decreased by $13 million, or 4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decline in interest expense was primarily due to a reduction in the amount of coupon interest on senior notes and an increase in the amount of interest capitalized into property, plant and equipment.
Other (Expense) Income, Net
Other (expense) income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other (expense) income, net decreased by $29 million, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in other (expense) income, net was primarily due to the increase in pension and post-retirement benefit expense, which is now recorded to other (expense) income, net. See Note 1—Background, "Recently Adopted Accounting Pronouncements" on our adoption of ASU 2017-07 and Note 6—Employee Benefits for additional information.

Income Tax Expense
For the three months ended March 31, 2017 and 2016, our effective income tax rate was 46.9% and 37.9%, respectively. The effective tax rate for the three months ended March 31, 2017 includes the tax impact of certain employee stock based compensation transactions, the tax impact of the sale and related corporate actions we have taken regarding certain subsidiaries involved in the data centers and colocation business as described in Note 3—Sale of Data Centers and Colocation Business and the effects of changes in state apportionment factors. The effective tax rate for the three months ended March 31, 2016 includes the effects of changes in state apportionment factors.
Segment Results
General
For financial reporting purposes, we have determined that we have two reportable segments, enterprise and consumer.
The results of our enterprise and consumer segments are summarized below:

	Three Months Ended March 31,
	2017	2016
	(Dollars in millions)
Total segment revenues	$3,768	3,931
Total segment expenses	1,930	1,930
Total segment income	1,838	2,001
Total margin percentage	49%	51%

Enterprise segment:
Revenues	$2,356	2,442
Expenses	1,321	1,319
Income	1,035	1,123
Margin percentage	44%	46%
Consumer segment:
Revenues	$1,412	1,489
Expenses	609	611
Income	803	878
Margin percentage	57%	59%
Allocation of Revenues and Expenses
Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above under "Operating Revenues." Segment revenues are based upon each customer's classification as either enterprise or consumer. We report our segment revenues based upon all services provided to that segment's customers. For information on how we allocate expenses to our segments, as well as other additional information about our segments, see Note 9—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Enterprise Segment
The operations of our enterprise segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total enterprise segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated data, broadband and voice services. We compete against other telecommunication providers, as well as other regional and national carriers, other data transport providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. Customers' demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression resulting from these above-mentioned competitive pressures has negatively impacted the operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed support functions;

•
Legacy services. We continue to experience customers migrating away from our higher margin legacy services into lower margin strategic services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services offered by us and our competitors, an increase in the use of non-voice communications and a related decrease in the demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our enterprise segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued declines of our legacy services revenues. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer loss, customer migration and price compression. Operating costs also tend to impact our legacy services to a lesser extent than strategic services as noted above;

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts. Our data integration operating margins are typically smaller than most of our other offerings; and

•
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our enterprise segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following table summarizes the results of operations from our enterprise segment:

	Enterprise Segment
	Three Months Ended March 31,		Increase / (Decrease)	%Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$769	738	31	4%
Other strategic services (2)	315	315	—	—%
Total strategic services revenues	1,084	1,053	31	3%
Legacy services
Voice services (3)	573	622	(49)	(8)%
Low-bandwidth data services (4)	314	365	(51)	(14)%
Other legacy services (5)	268	287	(19)	(7)%
Total legacy services revenues	1,155	1,274	(119)	(9)%
Data integration	117	115	2	2%
Total revenues	2,356	2,442	(86)	(4)%

Segment expenses	1,321	1,319	2	—%
Segment income	$1,035	1,123	(88)	(8)%
Segment margin percentage	44%	46%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes primarily colocation, broadband, VOIP and video revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes private line (including special access) revenue
(5)	Includes UNEs, public access, switched access and other ancillary revenue
Segment Revenues
Enterprise segment revenues decreased by $86 million, or 4%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in enterprise segment revenues was primarily due to declines in our legacy services revenues. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance and access services resulting from the competitive and technological factors noted above and to reductions in the volume of private line (including special access) services. The increase in our strategic services revenues was primarily due to increases in MPLS unit growth and higher Ethernet and VOIP volumes. The increase in our data integration revenues was primarily due to increases in governmental and business sales and maintenance services.
Segment Expenses
Enterprise segment expenses increased by $2 million, or less than 1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in our enterprise segment expenses was primarily due to increases in facility costs, bad debt expense and network expense, which were partially offset by decreases in salaries and wages and marketing and advertising expenses.
Segment Income
Enterprise segment income decreased by $88 million, or 8%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decline in our enterprise segment income was due predominantly to the loss of customers and lower service volumes in our legacy services.

Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed. Moreover, as described further in Item 1A of Part II of this report, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings. Our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering strategic services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services. These operating costs include employee costs, marketing and advertising expenses, sales commissions, Prism TV content costs and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs;

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Customer migration and price compression from competitive pressures have not only negatively impacted our legacy revenues, but they have also negatively impacted the operating margins of our legacy services and we expect this trend to continue. Operating costs, such as installation costs and facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our legacy services margins to a lesser extent than our strategic services margins as noted above;

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

The following table summarizes the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$661	667	(6)	(1)%
Other strategic services (2)	103	107	(4)	(4)%
Total strategic services revenues	764	774	(10)	(1)%
Legacy services
Voice services (3)	575	634	(59)	(9)%
Other legacy services (4)	73	80	(7)	(9)%
Total legacy services revenues	648	714	(66)	(9)%
Data integration	—	1	(1)	nm
Total revenues	1,412	1,489	(77)	(5)%

Segment expenses	609	611	(2)	—%
Segment income	$803	878	(75)	(9)%
Segment margin percentage	57%	59%
_____________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue
Segment Revenues
Consumer segment revenues decreased by $77 million, or 5%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our consumer segment revenues was primarily due to declines in both our strategic services revenues and our legacy services revenues. The decrease in our strategic services revenues was primarily due to a decline in the number of broadband subscribers and a reduction in our satellite video services revenues due to the restructuring of one of our contractual agreements, which were partially offset by increases in the number of our Prism TV customers. The decrease in our legacy services revenues was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the competitive and technological factors noted above.
Segment Expenses
Consumer segment expenses decreased by $2 million, or less than 1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in our consumer segment expenses was primarily due to decreases in marketing and advertising expenses, bad debt expense and external commissions, which were partially offset by increases in costs related to Prism TV (resulting from higher content volume and rates).
Segment Income
Consumer segment income decreased by $75 million, or 9%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was primarily due to loss of customers from legacy services and increases in the costs related to the growth in Prism TV.

Liquidity and Capital Resources
Overview
At March 31, 2017, we held cash and cash equivalents of $214 million and we had $1.625 billion of borrowing capacity available under our $2 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At March 31, 2017, cash and cash equivalents of $75 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. As discussed below, the amount we pay for income taxes is expected to increase for most of 2017, and the amount we pay for retiree healthcare benefits is expected to increase substantially in 2017. The impact of the sale of our data centers and colocation business and the potential impact of the pending acquisition of Level 3 are further described below.
Based on our current capital allocation objectives, during the remaining nine months of 2017 we anticipate expending approximately $1.9 billion of cash for capital investment in property, plant and equipment and almost $293 million per quarter of dividends on our common stock (based on the assumptions described below under "Dividends"), assuming solely for these purposes no impact from the Level 3 acquisition. During the remainder of 2017, we have debt maturities of $1.421 billion, scheduled debt principal payments of $17 million and capital lease and other fixed payments of $41 million, excluding liabilities that we expect to assume later in 2017 in connection with consummating the Level 3 acquisition. Each of the expenditures are described further below.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
Impact of the Sale of Our Data Centers and Colocation Business
As discussed in Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report, we sold our data centers and colocation business on May 1, 2017 and received pre-tax cash proceeds of $1.86 billion from the sale, which is subject to customary post-closing adjustments. We anticipate we will make additional tax payments relating to the sale of approximately $75 million to $150 million, which are triggered by the sale and certain corporate restructuring actions we took regarding certain subsidiaries involved in the colocation business. We also expect ongoing cash flows from operating activities will be negatively impacted by approximately $30 million to $45 million per quarter.
Potential Impact of the Pending Acquisition of Level 3
If, as anticipated, we complete the acquisition of Level 3 by the end of third quarter of 2017 in the manner discussed in Note 2—Pending Acquisition of Level 3 to our consolidated financial statements in Item 1 of Part I of this report, we expect our operations, financial position and cash flows to be significantly impacted following the closing of the transaction. We expect to issue a significant amount of new debt to finance the Level 3 acquisition, and we would assume approximately $10.9 billion of Level 3’s outstanding debt upon consummating the acquisition. With this additional debt, we would expect our cash paid for interest payments to be significantly higher following the closing of the transaction. We project that our capital expenditures would increase significantly. Based on information included in Level 3’s publicly available annual guidance regarding its estimated 2017 capital expenditures, we anticipate that Level 3 will spend approximately $100 million to $125 million per month on average, in the period prior to closing, but that amount could be significantly different than amounts that we expect to spend in the months following the closing of the transaction. In connection with consummating the acquisition, we would expect to issue approximately 538 million shares of our common stock to Level 3 stockholders (including shares of CenturyLink common stock expected to be issued in exchange for outstanding Level 3 equity awards), based on the number of Level 3 shares held of record on January 25, 2017. Based on our current quarterly common stock dividend rate of $0.54 per share, this issuance of additional shares would result in an additional incremental dividend payment of approximately $290 million per quarter. Also, we expect our upcoming cash payments for transaction costs, integration costs and debt financing costs to be material primarily following the closing of the transaction. These above factors are expected to result in a net cash outflow for the period of 2017 following the closing. However, we expect we will have sufficient liquidity to more than offset the impact of the net cash outflows. As noted below under "Debt and Other Financing Arrangements," the Level 3 transaction could also adversely impact our credit ratings.

Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for the remainder of 2017 will be approximately $1.9 billion, inclusive of CAF Phase 2 related capital expenditures, but exclusive of additional capital expenditures with respect to Level 3's operations that we expect to acquire later this year.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
Debt and Other Financing Arrangements
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $555 million. All of the 6.75% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On April 3, 2017, CenturyLink, Inc. paid at maturity the $500 million principal and accrued and unpaid interest due under its 6.00% Notes.
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
As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc. and Qwest Corporation were as follows:

Agency	CenturyLink, Inc.	Qwest Corporation
Standard & Poor's	BB	BBB-
Moody's Investors Service, Inc.	Ba3	Ba1
Fitch Ratings	BB+	BBB-
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
Following the announcement of our pending acquisition of Level 3, Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody’s Investors Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investors Service, Inc. and its current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.

Net Operating Loss Carryforwards
In recent years, we have been using Net Operating Loss ("NOL") carryforwards to offset a large portion of our federal taxable income. As of December 31, 2016, we have substantially utilized our federal NOL carryforwards. A portion of these remaining NOL carryforwards are subject to the limitations imposed by section 382 of the Internal Revenue Code ("Code"). As a result of the substantial utilization of the NOL carryforwards in prior years and the limitations imposed on portions of the remaining NOL carryforward balance, the amounts of our cash flows dedicated to or required for the payment of federal taxes has increased and is expected to continue to increase substantially during 2017 prior to our anticipated acquisition of additional NOLs later this year in connection with the Level 3 acquisition, as described further below. The amounts of our near-term tax payments will depend upon many factors, including our future earnings and tax circumstances. Based on current laws (including the extension of bonus depreciation) and our current estimates of 2017 earnings, we estimate our cash income tax liability related to 2017 will be between $400 million to $500 million, exclusive of (i) tax payments relating to the sale of our data centers and colocation business of approximately $75 million to $150 million and (ii) the impact of acquiring Level 3.
Based on information publicly available, as of December 31, 2016, Level 3 had approximately $9.0 billion of NOL carryforwards that we expect to acquire in connection with the Level 3 transaction. We cannot assure you that we will be able to use these NOL carryforwards fully. See "Risk Factors—Risk Relating to Our Pending Acquisition of Level 3—We cannot assure you, whether, when or in what amounts we will be able to use Level 3's net operating loss carryforwards following the Level 3 acquisition" in Item 1A of Part II of this report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. Assuming continued payment during 2017 at this rate of $0.54 per share, our average total dividends paid each quarter prior to the Level 3 acquisition would be $293 million based on our current number of outstanding shares (which does not reflect shares that we expect to issue in connection with the Level 3 acquisition or any other shares that we might issue or repurchase in future periods). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report.
Credit Facility
Our $2 billion Credit Facility matures on December 3, 2019 and has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on our then current senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At March 31, 2017, we had $375 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility.
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
Term Loans and Revolving Letter of Credit
At March 31, 2017, CenturyLink, Inc. owed $330 million under a term loan maturing in 2019 and Qwest Corporation owed $100 million under a term loan maturing in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility.

We have a $160 million uncommitted revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At March 31, 2017, our outstanding letters of credit totaled $106 million under this facility.
For information on our outstanding debt securities, see Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.
Level 3 Financing Commitment Letter
In connection with entering into our merger agreement with Level 3, we obtained a commitment letter from a group of lenders to provide debt financing to us under certain conditions. See Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2016.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2016, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.409 billion and $3.360 billion, respectively. See Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2016 for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2017. The amount of required contributions to our qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan during the remaining nine months of 2017.
Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. Assets in the post-retirement trusts have been substantially depleted as of December 31, 2016; however, we will continue to pay certain benefits through the trusts. The fair value of these trust assets was $53 million at December 31, 2016, with a portion comprised of investments with restricted liquidity. Benefits not paid through the trusts are expected to be paid directly by us. As described further in Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $129 million, $116 million and $88 million for the years ended December 31, 2016, 2015 and 2014, respectively, while the amounts paid from the trust were $145 million, $163 million and $219 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report Form 10-K.
For 2017, our estimated annual long-term rates of return are 6.5% and 5.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2016.
Workforce Reductions
In response to the continued decline of our legacy services revenues and to better align our workforce with our workload requirements, we periodically implement workforce reduction programs. In the third quarter of 2016, we announced plans to reduce our workforce, initially through voluntary severance packages and the balance through involuntary reductions. The payments of severance benefits to terminated employees began in the fourth quarter of 2016 and continued through the first quarter of 2017. We made severance and other one-time termination benefit payments of $74 million in the first quarter of 2017 associated with the 2016 workforce reduction plan and additional customary workforce reductions.
Connect America Fund
As a result of accepting CAF Phase 2 support payments for 33 states, we will be obligated to make substantial capital expenditures to build broadband infrastructure over the next several years. See "Capital Expenditures" above.

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the CAF Phase 1 Round 2 program, we received $40 million in funding for deployment of broadband services in rural areas. In compliance with program terms, during the second half of 2016 we returned $23 million for failing to meet interim buildout milestones within the FCC specified time frames. As of March 31, 2017, we have included $16 million of funding in deferred credits and other liabilities - other on our consolidated balance sheet. At the conclusion of the CAF 1 Round 2 program in the second quarter of 2017, we will have an opportunity to reclaim a significant portion of the interim refund if we ultimately meet the CAF 1 Round 2 buildout targets.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$1,057	1,423	(366)
Net cash used in investing activities	(732)	(605)	127
Net cash used in financing activities	(333)	(506)	(173)
Operating Activities
Net cash provided by operating activities decreased by $366 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to negative variances in other current assets and liabilities, net, accounts payable and net income adjusted for non-cash items, which were partially offset with positive variances in accounts receivable and changes in other noncurrent current assets and liabilities, net.
Investing Activities
Net cash used in investing activities increased by $127 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 substantially due to an increase in payments for property, plant and equipment.
Financing Activities
Net cash used in financing activities decreased by $173 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily due to a substantial reduction in net paydowns on the credit facility and revolving line of credit, which was partially offset by a reduction in the net proceeds received from the issuance of long-term debt.
See Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.
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
CenturyLink, Inc. has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to it. Although CenturyLink, Inc. periodically repays these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time it may owe a substantial sum to its subsidiaries under these advances, which, in accordance with generally accepted accounting principles, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.
We also are involved in various legal proceedings that could substantially impact our financial position. See Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings.

Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
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
We do not believe that there were any material changes to market risks arising from changes in interest rates or fluctuations in foreign currencies for the three months ended March 31, 2017, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2017.
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2016, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.
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

In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to successfully complete our pending acquisition of Level 3, including the timely receipt of all requisite financing and all regulatory approvals free of any detrimental conditions, and to timely realize the anticipated benefits of the transaction, including our ability to attain anticipated cost savings, to use Level 3’s net operating losses in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix; possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them efficiently to our customers, and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, periodic share repurchases, dividends, pension contributions and other benefits payments, and debt repayments; changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and our other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us; changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this quarterly report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part 1 and our consolidated financial statements and related notes in Item 1 of Part 1. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions.
Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our cloud computing operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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
We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, fraud, malice or sabotage on the part of employees, third parties or foreign nations, or could result from aging equipment or accidental technological failure. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers.
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
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our annual report on Form 10-K for year ended December 31, 2016, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions, and the diversion of development resources.
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
Over the past several years, a range of competitive and technological factors, including robust network construction and intense competition, have lowered market prices for many of our products and services. If these market conditions persist, we may need to continue to reduce prices to retain customers and revenue. If future price reductions are necessary, our operating results will suffer unless we are able to offset these reductions by reducing our operating expenses or increasing our sales volumes.

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
We lease many of our office facilities. Although the majority of these leases provide us with the opportunity to renew the lease, many of these renewal options provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. Any resulting increases in our rent costs could have a negative impact on our financial results.
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
As of March 31, 2017, approximately 37% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Approximately 10,000, or 25%, of our employees are subject to collective bargaining agreements that are scheduled to expire October 7, 2017. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
For additional information about our business and operations, see "Business" in Item 1 of Part I of our annual report on Form 10-K for year ended December 31, 2016.
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

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to (i) provide consistent, high quality products and services under a unified culture and (ii) focus on other on-going transactions, including the divestiture of our data centers and colocation business and related transactions;

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
CenturyLink and, to a greater extent, Level 3 conduct international operations, which expose each of them to the risks described under the heading "Risks Effecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks." Consummation of the Level 3 acquisition will generally increase our exposure to these risks. In particular, we expect that our acquisition of Level 3 will increase our exposure to currency exchange rate risks and currency transfer restrictions. Moreover, the acquisition of Level 3's Latin American operations will expose CenturyLink to the economic and political risks of operating in those markets.
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
Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Recent changes in federal regulations have substantially impacted our operations. In October 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes, coupled with our participation in the new FCC support programs, has significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers and our receipt of federal support payments. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.
In addition, during the last few years Congress or the FCC has initiated various other changes, including various broadband and Internet regulation initiatives and actions that will restrict our ability to discontinue or reduce certain services, even if unprofitable. Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
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
There are several material proceedings pending against us, as described in Note 10—Commitments and Contingencies to our consolidated financial statements included in Item 1 of Part I of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 10, as well as current litigation not described therein or future litigation, could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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
For a more thorough discussion of the regulatory issues that may affect our business, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for year ended December 31, 2016.
Risks Affecting Our Liquidity and Capital Resources
Our high debt levels expose us to a broad range of risks.
We continue to carry significant debt. As of March 31, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized discounts, net, unamortized debt issuance costs and capital lease and other obligations, was $19.878 billion. As of the date of this report, $2.714 billion aggregate principal amount of this long-term debt is scheduled to mature prior to March 31, 2020. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
Our current debt agreements and the debt agreements of our subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.
The current terms of our debt instruments and the debt instruments of our subsidiaries permit us to incur additional indebtedness. Additional debt may be necessary for many reasons, including those discussed above. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.
We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities of CenturyLink, Inc., Qwest Corporation or both. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be unpredictable and volatile. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.
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

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 10—Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

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
Following the announcement of our pending acquisition of Level 3, the three principal domestic credit rating organizations placed our senior unsecured debt ratings on review for downgrade, on negative watch or on watch with negative implications. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 2 of Part I of this report.
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
Our currently outstanding senior notes are unsecured and are effectively subordinated to any of our existing or future secured indebtedness, to the extent of the value of the assets securing such indebtedness, including, upon consummation of the Level 3 acquisition, any newly-incurred acquisition financing to the extent secured by subsidiary guarantees or pledges of stock of selected subsidiaries. In the event of a bankruptcy or similar proceeding, collateral for any secured indebtedness would generally be available to satisfy our obligations under such secured indebtedness, and would not be expected to be available to satisfy other claims.
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
Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation any of the following:

•
our supply of cash or other liquid assets is anticipated to remain under pressure due to declining cash flows from operating activities, increased payments of post-retirement benefits and our projected payment of higher cash taxes prior to the pending Level 3 acquisition and might be further negatively impacted by any of the potential adverse events or developments described in this report, including (i) changes in competition, regulation, federal and state support, technology, taxes, capital markets, operating costs or litigation costs, or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

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
As of December 31, 2016, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 9—Employee Benefits to our consolidated financial statements included in Item 8 of our annual report on Form 10-K for the year ended December 31, 2016. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 2 of Part I of this report.
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
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2016, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

While frequently presented with numeric specificity, the guidance and other forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and speculative and are largely beyond our control. As a result, actual results may differ materially from our guidance or other forward-looking statements. For additional information, see "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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
As of March 31, 2017, approximately 51% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill (excluding goodwill assigned to the colocation business and included in assets held for sale), customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.
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
Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition. The new U.S. Presidential administration has proposed changes to fiscal and tax policies, which may include comprehensive tax reform. Although we cannot at this time predict the impact of these changes on our business, they could be material.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2017 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2017	32,155	$24.43
February 2017	363,514	24.51
March 2017	201,236	22.95
Total	596,905

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

c.
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

d.
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

e.
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

f.
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

g.
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

h.
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

Exhibit Number	Description
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

(ii).
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

(iii).
Tenth Supplemental Indenture, dated as of April 2, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on March 30, 2012).

(iv).
Eleventh Supplemental Indenture, dated as of June 25, 2012, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on June 22, 2012).

(v).
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.13 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

Exhibit Number	Description
(vi).
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.14 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

(vii).
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.15 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

(viii).
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.16 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

(ix).
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.17 of Qwest Corporation's Form 8-A (File No. 001-03040) filed with Securities and Exchange Commission on August 22, 2016).

(x).
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.18 of Qwest Corporation’s Form 8-A (File No. 03040) filed with the Securities and Exchange Commission on April 27, 2017.

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

Exhibit Number	Description
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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2017.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)