Form 10-Q
period 2017-06-30
CENTURYLINK, INC
filed 2017-08-07
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On July 27, 2017, there were 549,609,275 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$4,090	4,398	8,299	8,799
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,890	1,949	3,778	3,849
Selling, general and administrative	884	815	1,694	1,652
Depreciation and amortization	949	987	1,829	1,963
Total operating expenses	3,723	3,751	7,301	7,464
OPERATING INCOME	367	647	998	1,335
OTHER (EXPENSE) INCOME
Interest expense	(320)	(340)	(638)	(671)
Other (expense) income, net	(7)	10	(13)	33
Total other expense, net	(327)	(330)	(651)	(638)
INCOME BEFORE INCOME TAX EXPENSE	40	317	347	697
Income tax expense	23	121	167	265
NET INCOME	$17	196	180	432
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.03	0.36	0.33	0.80
DILUTED	$0.03	0.36	0.33	0.80
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.08	1.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	541,361	539,627	540,909	539,213
DILUTED	542,151	540,375	541,836	540,281
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
NET INCOME	$17	196	180	432
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(22), $(17), $(42) and $(33) tax	30	28	61	54
Change in net prior service costs, net of $(1), $(1), $(2) and $(2) tax	2	2	4	4
Foreign currency translation adjustment and other, net of $—, $—, $— and $— tax	4	(4)	2	(5)
Other comprehensive income	36	26	67	53
COMPREHENSIVE INCOME	$53	222	247	485
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of June 30, 2017	As of December 31, 2016
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$342	222
Accounts receivable, less allowance of $174 and $178	1,868	2,017
Assets held for sale	7	2,376
Other	691	547
Total current assets	2,908	5,162
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	40,744	39,194
Accumulated depreciation	(23,161)	(22,155)
Net property, plant and equipment	17,583	17,039
GOODWILL AND OTHER ASSETS
Goodwill	19,639	19,650
Restricted cash	6,015	2
Customer relationships, less accumulated amortization of $6,716 and $6,318	2,401	2,797
Other intangible assets, less accumulated amortization of $2,176 and $2,042	1,556	1,531
Other, net	823	836
Total goodwill and other assets	30,434	24,816
TOTAL ASSETS	$50,925	47,017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$196	1,503
Accounts payable	944	1,179
Accrued expenses and other liabilities
Salaries and benefits	669	802
Income and other taxes	290	301
Interest	262	260
Other	238	213
Current liabilities associated with assets held for sale	—	419
Advance billings and customer deposits	644	672
Total current liabilities	3,243	5,349
LONG-TERM DEBT	24,881	18,185
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,230	3,471
Benefit plan obligations, net	5,362	5,527
Other	1,123	1,086
Total deferred credits and other liabilities	9,715	10,084
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 549,743 and 546,545 shares	550	547
Additional paid-in capital	14,637	14,970
Accumulated other comprehensive loss	(2,050)	(2,117)
Accumulated deficit	(51)	(1)
Total stockholders' equity	13,086	13,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,925	47,017
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$180	432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,829	1,963
Deferred income taxes	(126)	21
Loss on the sale of data centers and colocation business	119	—
Impairment of assets held for sale	11	1
Provision for uncollectible accounts	78	96
Net loss on early retirement of debt	5	—
Share-based compensation	43	40
Changes in current assets and liabilities:
Accounts receivable	71	(125)
Accounts payable	(112)	74
Accrued income and other taxes	29	208
Other current assets and liabilities, net	(306)	(64)
Retirement benefits	(56)	(28)
Changes in other noncurrent assets and liabilities, net	(92)	(35)
Other, net	69	18
Net cash provided by operating activities	1,742	2,601
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,610)	(1,264)
Cash paid for acquisitions	(5)	(24)
Proceeds from the sale of data centers and colocation business, less cash sold	1,473	—
Proceeds from sale of property	48	11
Other, net	—	(2)
Net cash used in investing activities	(94)	(1,279)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	6,608	1,215
Proceeds from financing obligation (Note 3)	378	—
Payments of long-term debt	(1,530)	(1,464)
Net payments on Credit Facility and revolving line of credit	(370)	(410)
Dividends paid	(590)	(586)
Proceeds from issuance of common stock	4	3
Shares withheld to satisfy tax withholdings	(15)	(15)
Net cash provided by (used in) financing activities	4,485	(1,257)
Net increase in cash, cash equivalents and restricted cash	6,133	65
Cash, cash equivalents and restricted cash at beginning of period	224	128
Cash, cash equivalents and restricted cash at end of period	$6,357	193
Supplemental cash flow information:
Income taxes refunded (paid), net	$(260)	(21)
Interest paid (net of capitalized interest of $41 and $24)	$(624)	(660)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$547	544
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3	2
Balance at end of period	550	546
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	14,970	15,178
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3	3
Shares withheld to satisfy tax withholdings	(15)	(14)
Share-based compensation and other, net	38	38
Dividends declared	(359)	—
Balance at end of period	14,637	15,205
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,117)	(1,934)
Other comprehensive income	67	53
Balance at end of period	(2,050)	(1,881)
(ACCUMULATED DEFICIT) RETAINED EARNINGS
Balance at beginning of period	(1)	272
Net income	180	432
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	3	—
Dividends declared	(233)	(589)
Balance at end of period	(51)	115
TOTAL STOCKHOLDERS' EQUITY	$13,086	13,985
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 4, where such references refer solely to CenturyLink, Inc.
(1)     Background
General
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local and long-distance voice, broadband, Multi-Protocol Label Switching ("MPLS"), private line (including special access), Ethernet, hosting (including cloud hosting and managed hosting), data integration, video, network, public access, Voice over Internet Protocol ("VoIP"), information technology and other ancillary services.
On October 31, 2016, we entered into a definitive merger agreement under which we agreed to acquire Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction. See Note 2—Pending Acquisition of Level 3 for additional information. On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital for a combination of cash and equity. See Note 3—Sale of Data Centers and Colocation Business for additional information.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2016, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
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
Recently Adopted Accounting Pronouncements
In the second quarter of 2017, we adopted Accounting Standards Update ("ASU") 2016-18, "Restricted Cash (a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force)" ("ASU 2016-18"). In the first quarter of 2017, we adopted ASU 2016-09, “Improvements to Employee Share Based Compensation” (“ASU 2016-09”) and ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). Each of these are described further below.

Restricted Cash
On November 17, 2016, the FASB issued ASU 2016-18, which requires that a statement of cash flows explain the change in the total of cash, cash equivalents and amounts generally described as restricted cash and restricted cash equivalents as compared to the previous presentation, which explains only the change in cash and cash equivalents. ASU 2016-18 is effective January 1, 2018, but early adoption is permitted and requires retrospective application of the requirements to all previous periods presented. We early adopted ASU 2016-18 in the second quarter of 2017.
Prior to the financing transactions we entered into in the second quarter of 2017 related to the Level 3 acquisition, as further described in Note 4—Long-Term Debt and Credit Facilities, our restricted cash balances have been immaterial. With the adoption of ASU 2016-18, our "net increase in cash, cash equivalents and restricted cash" presented in our consolidated statements of cash flows for the six months ended June 30, 2017 increased by $6 billion as a result of the inclusion of the restricted cash related to the Level 3 financing transaction, with a corresponding increase in net cash generated from financing activities.
Share-based Compensation
ASU 2016-09 modified the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with previous U.S. generally accepted accounting principles (“GAAP”). The primary provisions of ASU 2016-09 that affect our consolidated financial statements for the three and six months ended June 30, 2017 are:

1.
A reclassification of the income tax effect associated with the difference between the expense recognized for share-based payments and the related tax deduction from additional paid-in capital to income tax expense. This change was applied on a prospective basis and resulted in a $1 million decrease in income tax expense for the three months ended June 30, 2017 and a $6 million increase in income tax expense for the six months ended June 30, 2017.

2.
We elected to change our accounting policy to account for forfeitures of share-based payment grants as they occur as opposed to our previous policy of estimating the forfeitures on the grant date. The cumulative effect of adopting this policy as of January 1, 2017 resulted in a decrease of $3 million, net of a $2 million tax effect, in accumulated deficit.

Net Periodic Pension and Postretirement Benefit Costs
ASU 2017-07 modified the presentation of net periodic pension and postretirement benefit costs and requires the service cost component to be reported separately from the other components in order to provide more useful information. Under ASU 2017-07, the service cost component of net periodic pension and postretirement benefit costs is required to be presented in the same expense category as the related salary and wages for the employee. The other components of the net periodic pension and postretirement benefit costs are required to be recognized below operating income in other (expense) income, net in our consolidated statements of operations. This change was applied on a retrospective basis to all previous periods to match the current period presentation. This retrospective application resulted in a $3 million and $9 million reduction in operating income and a corresponding decrease in total other expense, net for the three and six months ended June 30, 2016, respectively.
Recent Accounting Pronouncements
Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above fair value, limited to the amount of goodwill assigned to the reporting unit.
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
We expect to adopt the provisions of ASU 2016-16 on the required adoption date of January 1, 2018. The impact of adopting ASU 2016-16, if any, will be recognized through a cumulative adjustment to (accumulated deficit) retained earnings as of the date of adoption.
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
We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to (accumulated deficit) retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.
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
We are currently evaluating new lease administrative and accounting systems and are in the process of developing an implementation plan. We are also currently evaluating and assessing the impact ASU 2016-02 will have on us and our consolidated financial statements. As of the date of this report, we believe it is premature to provide any estimate of the impact of adopting ASU 2016-02. Upon the January 1, 2019 implementation of the new accounting standard for Leases (ASU 2016-02), accounting for the failed-sale-leaseback transaction described in Note 3—Sale of Data Centers and Colocation Business, will no longer be applicable based on our facts and circumstances, and the real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing GAAP on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future, which could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only to the extent of any deferred revenue. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs, and could also impact the timing on our recognition of these deferred costs.

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis, which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements, and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. Based on this initial assessment, we currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. As of the date of this report, we are not able to provide reasonably accurate estimates of the impact of implementing ASU 2014-09 on the timing of our revenue recognition or the transition adjustment that will be recorded to equity on January 1, 2018.
(2)    Pending Acquisition of Level 3
On October 31, 2016, we entered into a definitive merger agreement under which we agreed to acquire Level 3 in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and 1.4286 of CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own approximately 51% and Level 3 shareholders are expected to own approximately 49% of the combined company at closing. In addition, CenturyLink will assume Level 3's long-term debt upon closing. On March 31, 2017, Level 3 had outstanding $11 billion of total long-term debt.
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
(3)    Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital in exchange for cash and a minority stake in the limited partnership that owns the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies ("Cyxtera").
We received pre-tax cash proceeds of $1.8 billion, and we have valued our minority stake at $150 million, which was based upon the total equity contribution to the limited partnership. Due to the sale and related restructuring actions we have taken regarding certain subsidiaries involved in the data centers and colocation business, we have estimated a cumulative current tax impact relating to the sale totaling $65 million, $18 million of which was accrued in 2016, $15 million of which was accrued in the three months ended March 31, 2017, and $32 million of which was accrued in the three months ended June 30, 2017.
In connection with our sale of the data centers and colocation business to Cyxtera, we agreed to lease back from Cyxtera a portion of the data center space to provide data hosting services to our customers. Because we have continuing involvement in the business through our minority stake in Cyxtera's parent, we do not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera, which we must continue to reflect on our consolidated balance sheet and depreciate over the assets' remaining useful life. We must also treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation on our consolidated balance sheet, and our consolidated results of operations must include imputed revenue associated with the portion of the real estate assets that we have not leased back and imputed interest expense on the financing obligation. A portion of the rent payments required under our leaseback arrangement with Cyxtera are recognized as reductions of the financing obligation, resulting in lower recognized rent expense than the amounts actually paid each period. At the end of the lease term, the remaining imputed financing obligation and the remaining net book value of the real estate assets are derecognized.

The following table reflects the assets sold to and the liabilities assumed by Cyxtera Technologies on May 1, 2017, including our preliminary estimates of the impact of failed-sale-leaseback:

Dollars in millions
Goodwill	$1,141
Property, plant and equipment	1,046
Other intangible assets	249
Other assets	62
Less assets recorded as part of the failed-sale-leaseback	(501)
Total net amount of assets derecognized	$1,997

Capital lease obligations	$294
Other liabilities	273
Less imputed financing obligations from the failed-sale-leaseback	(648)
Total net imputed liabilities recognized	$(81)
In addition, based on our preliminary estimates, the failed-sale-leaseback accounting treatment had the following effects on our consolidated results of operations for the three and six months ended June 30, 2017:

Positive (Negative) Impact to Net Income
Dollars in millions
Increase in revenue	$12
Decrease in cost of sales	3
Increase in loss on sale of business included in selling, general and administrative expense	(117)
Increase in depreciation expense (one-time)	(44)
Increase in depreciation expense (ongoing)	(10)
Increase in interest expense	(8)
Decrease in income tax expense	63
Decrease in net income	$(101)
After factoring in the costs to sell the data centers and colocation business, excluding the estimated impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $2 million loss as a result of the carrying value of the assets sold and liabilities assumed was greater than the value of the proceeds we received. Based on our preliminary estimates of the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in an additional loss of $117 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined loss of $119 million is included in selling, general and administrative expenses in our consolidated statement of operations for the six months ended June 30, 2017. The sale also resulted in a significant capital loss carryforward which will be entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
We evaluated our minority stake in the limited partnership and determined that we were not the primary beneficiary of the entity. As a result, we classified our $150 million investment in the limited partnership in other assets on our consolidated balance sheet as of June 30, 2017. In addition to our investment, we have a receivable for $83 million from Cyxtera, classified in other current assets, primarily as a result of the continued efforts to separate the activities of the divested colocation business from our ongoing data hosting services. Over the near term, we expect that the receivable balance from Cyxtera will decline to an immaterial amount. We will continue to have an ongoing obligation to Cyxtera related to our lease of data center space from them. During the three months ended June 30, 2017, we paid rent to Cyxtera totaling $14 million.
Effective November 3, 2016, which is the date we entered into the agreement to sell our data centers and colocation business, we ceased recording depreciation of the property, plant and equipment to be sold and amortization of the business's intangible assets in accordance with applicable accounting rules. Otherwise, we estimate that we would have recorded additional depreciation and amortization expense of $17 million in the second quarter of 2017 and $67 million from January 1, 2017 through May 1, 2017.

(4) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisting of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including CenturyLink Escrow, LLC, Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and its subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of June 30, 2017	As of December 31, 2016
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	$8,125	8,975
Credit Facility and revolving line of credit(1)	—%	2019	—	370
Term loan	2.980%	2019	325	336
Subsidiaries
CenturyLink Escrow, LLC
Term loan "B"(2)	1.375%	2025	6,000	—
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	7,294	7,259
Term loan	2.980%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior note	7.995%	2036	1,485	1,485
First mortgage bonds	7.125% - 8.770%	2017 - 2025	223	223
Other	9.000%	2019	150	150
Capital lease and other obligations(3)	Various	Various	766	440
Unamortized discounts, net			(166)	(133)
Unamortized debt issuance costs			(206)	(193)
Total long-term debt			25,077	19,993
Less current maturities not associated with assets held for sale			(196)	(1,503)
Less capital lease obligations associated with assets held for sale			—	(305)
Long-term debt, excluding current maturities and capital leases obligations associated with assets held for sale			$24,881	18,185
______________________________________________________________________

(1)
The aggregate amount outstanding on our Credit Facility and revolving line of credit borrowings at December 31, 2016 was $370 million with a weighted-average interest rate of 4.500%. At June 30, 2017, we had no borrowings outstanding under our Credit Facility or revolving line of credit. These amounts change on a regular basis.

(2)	Represents the fixed rate in effect at June 30, 2017. Please see "Level 3 Financing Credit Agreement" for information on future rates.

(3)
As a result of not meeting the sale leaseback accounting requirements, we must treat a certain amount of the pre-tax cash proceeds from the sale of our real estate assets as though it were the result of a financing obligation on our consolidated balance sheet. Also, the capital lease obligations that were shown as held for sale as of December 31, 2016 are retained. Please see Note 3—Sale of Data Centers and Colocation Business for additional information on our preliminary estimate of the financing obligation.

New Issuances
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 and, on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option in exchange for aggregate net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are senior unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
Repayments
On June 15, 2017, CenturyLink, Inc. paid at maturity the $350 million principal and accrued and unpaid interest due under its 5.15% Notes.
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On April 3, 2017, CenturyLink, Inc. paid at maturity the $500 million principal and accrued and unpaid interest due under its 6.00% Notes.
Level 3 Financing Credit Agreement
To fund a substantial portion of its pending acquisition of Level 3, on June 19, 2017, CenturyLink, Inc. caused its wholly-owned subsidiary, CenturyLink Escrow, LLC (the "Escrow Borrower"), to enter into a credit agreement (the "Credit Agreement") with, among others, Bank of America, N.A., as administrative agent and collateral agent, providing for $9.945 billion in senior secured credit facilities (the "New Senior Secured Credit Facilities"). These facilities consist of (i) a $2 billion revolving credit facility (“the New Revolving Credit Facility”), which is expected to have 18 lenders, each with commitments ranging from $32.8 million to $167.8 million; (ii) a $1.575 billion senior secured term loan “A” credit facility, which is expected to have 17 lenders, each with commitments ranging from $28.6 million to $132.2 million; (iii) a $370 million senior secured term loan “A-1” credit facility with CoBank, ACB; and (iv) a $6 billion senior secured term loan “B” credit facility, which was fully funded into escrow on June 19, 2017. These escrowed debt proceeds, together with pre-funded amounts in escrow to cover interest payments, are reflected as “restricted cash” in our consolidated balance sheet as of June 30, 2017.
We intend to use the proceeds of borrowings under the New Senior Secured Credit Facilities, together with other available funds, to fund the cash portion of the consideration and transaction costs payable in connection with the Level 3 acquisition, to refinance existing indebtedness, and for other general corporate purposes. The New Revolving Credit Facility and borrowings under the Term Loan A and A-1 facilities will mature five years after the closing of the Level 3 acquisition. Borrowings under the Term Loan B facility will mature on January 31, 2025.
The proceeds of the borrowings under the Term Loan B facility, net of an original issue discount of 0.5%, will continue to be held in escrow prior to the closing of the Level 3 acquisition. Once all applicable conditions with respect to the Level 3 acquisition and the Credit Agreement have been met, CenturyLink, Inc. (i) will assume the Escrow Borrower’s rights and obligations as the borrower under the New Senior Secured Credit Facilities, (ii) will borrow funds under the Term Loan A and A-1 facilities and (iii) will have the ability to borrow funds under the New Revolving Credit Facility, in each case on the terms and conditions specified in the Credit Agreement.
Loans under the Term Loan A and A-1 facilities and the New Revolving Credit Facility will bear interest at a rate equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the alternative base rate (each as defined in the Credit Agreement) plus an applicable margin between 2.25% to 3.00% per annum for LIBOR loans and 1.25% to 2.00% per annum for alternative base rate loans, depending on our then current total leverage ratio. Borrowings under the Term Loan B facility bore interest at 1.375% per annum through July 18, 2017 and will bear interest at 2.75% per annum thereafter through the consummation date of the Level 3 acquisition. Upon consummation of the Level 3 acquisition, borrowings under the Term Loan B facility will bear interest at LIBOR plus 2.75% per annum. After the closing of the Level 3 acquisition, loans under each of the term loan facilities will require certain specified quarterly amortization payments and certain specified mandatory prepayments in connection with certain asset sales and debt issuances and out of excess cash flow, among other things, subject in each case to certain significant exceptions.

Upon consummation of the Level 3 acquisition, all of our obligations under the New Senior Secured Credit Facilities are expected to be guaranteed by certain of our subsidiaries. The guarantees by certain of those guarantors are expected to be secured by a first priority security interest in substantially all assets directly owned by them, subject to certain exceptions and limitations.
The New Revolving Credit Facility is designed to replace our current revolving credit facility. A portion of the New Revolving Credit Facility in an amount not to exceed $100 million will be available for swingline loans and a portion in an amount not to exceed $400 million will be available for the issuance of letters of credit. Upon the closing of the Level 3 acquisition, CenturyLink, Inc.'s existing term loan with CoBank, ACB that is scheduled to mature in 2019 will be paid, and CenturyLink, Inc. will enter into term loan "A-1" with the same lender. Upon consummation of the Level 3 acquisition, CenturyLink, Inc. will be obligated to pay certain specified commitment and fees under the New Senior Secured Credit Facilities.
With respect to the Term Loan A and A-1 facilities and the New Revolving Credit Facility, the Credit Agreement requires us to maintain (i) a maximum total leverage ratio of not more than 5.00 to 1.00 between the closing date of the Level 3 acquisition and the second anniversary thereof and 4.75 to 1.00 thereafter and (ii) a minimum consolidated interest coverage ratio of at least 2.00 to 1.00, with such ratios being determined and calculated in the manner described in the Credit Agreement.
The New Senior Secured Credit Facilities contain various representations and warranties and affirmative and negative covenants that apply, in certain circumstances, before and after the closing of the Level 3 acquisition. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates, dispose of assets and merge or consolidate with any other person.
There is a risk that the funding conditions for the New Senior Secured Credit Facilities (which include the completion of the Level 3 acquisition) will not be satisfied, and that the debt financing may not be available when required. In addition, we have the right to substitute the proceeds of other debt financing, or commitments for other debt financing, for all or any portion of these credit facilities. As of the date of this report, no such other debt financing has been arranged.
Covenants
As of June 30, 2017, we believe we were in compliance with the provisions and covenants contained in our Credit Facility, Credit Agreement and other material debt agreements.
(5)  Severance and Leased Real Estate
Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to the loss of customers purchasing certain services.
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As described in Note 9—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities - other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At June 30, 2017, the current and noncurrent portions of our leased real estate accrual were $8 million and $55 million, respectively. The remaining lease terms range from 0.7 years to 8.5 years, with a weighted-average of 7.4 years.

Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2016	$98	67
Accrued to expense	6	2
Payments, net	(89)	—
Reversals and adjustments	—	(6)
Balance at June 30, 2017	$15	63
(6)  Employee Benefits
Net periodic benefit expense (income) for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Service cost	$14	15	31	32
Interest cost	105	107	206	214
Expected return on plan assets	(167)	(183)	(333)	(367)
Recognition of prior service credit	(2)	(2)	(4)	(4)
Recognition of actuarial loss	52	45	103	87
Net periodic pension benefit expense (income)	$2	(18)	3	(38)
Net periodic benefit expense for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Service cost	$5	5	9	10
Interest cost	25	27	50	55
Expected return on plan assets	(1)	(2)	(1)	(4)
Recognition of prior service cost	5	5	10	10
Net periodic post-retirement benefit expense	$34	35	68	71
We report service cost for our qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. Additionally, a portion of the service cost is also allocated to certain assets under construction, which when completed are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. The remaining components of net periodic benefit (income) expense are reported in other (expense) income, net in our consolidated statements of operations. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2017. However, we currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan in the third quarter of 2017.

(7)  Earnings Per Common Share
Basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$17	196	180	432
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	17	196	180	432
Net income as adjusted for purposes of computing diluted earnings per common share	$17	196	180	432
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	549,100	545,988	548,359	545,417
Non-vested restricted stock	(7,739)	(6,361)	(7,450)	(6,204)
Weighted-average shares outstanding for computing basic earnings per common share	541,361	539,627	540,909	539,213
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	780	738	917	1,058
Number of shares as adjusted for purposes of computing diluted earnings per common share	542,151	540,375	541,836	540,281
Basic earnings per common share	$0.03	0.36	0.33	0.80
Diluted earnings per common share	$0.03	0.36	0.33	0.80
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 3.1 million and 4.1 million for the three months ended June 30, 2017 and 2016, respectively, and averaged 3.7 million and 3.6 million for the six months ended June 30, 2017 and 2016, respectively.
(8)  Fair Value Disclosure
Our financial instruments consist of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and long-term debt, excluding capital lease and other obligations. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate their fair values.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of June 30, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$24,311	25,230	19,553	19,639
(9)  Segment Information
Segment Data
In January 2017, we implemented a new organizational structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to "enterprise" segment. We now have the following two reportable segments:

•
Enterprise Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, broadband, VoIP and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

In connection with our January 2017 reorganization, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our former business segment to a new non-reportable operating segment.

The results of our two reportable segments, enterprise and consumer, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total reportable segment revenues	$3,617	3,929	7,385	7,860
Total reportable segment expenses	1,877	2,011	3,807	3,941
Total reportable segment income	$1,740	1,918	3,578	3,919
Total margin percentage	48%	49%	48%	50%

Enterprise segment:
Revenues	$2,215	2,435	4,571	4,877
Expenses	1,285	1,372	2,615	2,691
Income	$930	1,063	1,956	2,186
Margin percentage	42%	44%	43%	45%
Consumer segment:
Revenues	$1,402	1,494	2,814	2,983
Expenses	592	639	1,192	1,250
Income	$810	855	1,622	1,733
Margin percentage	58%	57%	58%	58%
Additional Changes in Segment Reporting
As a part of the implementation of the new organizational structure described in "Segment Data", we made several changes with respect to the assignment of certain expenses to our reportable segments, most notably the reassignment of certain marketing and advertising expenses from the consumer segment to the enterprise segment. We have recast our previously-reported segment results for the three and six months ended June 30, 2016, to conform to the current presentation reflected in this report.
Following the consummation of our pending acquisition of Level 3 (discussed further in Note 2—Pending Acquisition of Level 3), we plan to substantially change our organizational structure. We currently expect that these organizational changes will cause us to change our current reportable segments.
Product and Service Categories
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2017, we determined that certain of our legacy services, specifically our dark fiber network leasing, are more closely aligned with our strategic services than with our legacy services. As a result, we now reflect these operating revenues as strategic services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in an increase of revenue from strategic services and a corresponding decrease in revenue from legacy services of $12 million and $24 million for the three and six months ended June 30, 2016, respectively.
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment, the building of proprietary fiber-optic broadband networks for our governmental and business customers and the reselling of software; and

•
Other operating revenues, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Strategic services
Enterprise high-bandwidth data services (1)	$760	753	1,529	1,491
Other enterprise strategic services (2)	225	328	553	655
IT and managed services (3)	162	161	314	323
Consumer broadband services (4)	661	682	1,322	1,349
Other consumer strategic services (5)	107	118	210	225
Total strategic services revenues	1,915	2,042	3,928	4,043

Legacy services
Enterprise voice services (6)	558	611	1,131	1,233
Enterprise low-bandwidth data services (7)	302	352	616	717
Other enterprise legacy services (8)	247	269	502	544
Consumer voice services (6)	562	615	1,137	1,249
Other consumer legacy services (9)	71	79	144	159
Total legacy services revenues	1,740	1,926	3,530	3,902

Data integration
Enterprise data integration	123	122	240	237
IT and managed services data integration	9	1	10	1
Consumer data integration	1	—	1	1
Total data integration revenues	133	123	251	239

Other revenues
High-cost support revenue (10)	168	173	336	347
Other revenue (11)	134	134	254	268
Total other revenues	302	307	590	615

Total revenues	$4,090	4,398	8,299	8,799
______________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes primarily colocation, broadband, VOIP, video and fiber lease revenue
(3)	Includes primarily IT services, managed hosting, cloud hosting and hosting area network revenue
(4)	Includes broadband and related services revenue
(5)	Includes video and other revenue
(6)	Includes local and long-distance voice revenue
(7)	Includes private line (including special access) revenue
(8)	Includes UNEs, public access, switched access and other ancillary revenue
(9)	Includes other ancillary revenue
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges and failed-sale-leaseback rental income

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $133 million and $144 million for the three months ended June 30, 2017 and 2016, respectively, and $263 million and $291 million for the six months ended June 30, 2017 and 2016, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
Allocations of Revenues and Expenses
Our segment revenues include all revenues from our strategic, legacy and data integration operations as described in more detail above. Our segment revenues are based upon each customer's classification. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are (i) directly associated with specific segment customers or activities and (ii) allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.
The following table reconciles total reportable segment income to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total reportable segment income	$1,740	1,918	3,578	3,919
Non-reportable segment revenues	171	162	324	324
Other operating revenues	302	307	590	615
Depreciation and amortization	(949)	(987)	(1,829)	(1,963)
Other operating expenses	(897)	(753)	(1,665)	(1,560)
Total other expense, net	(327)	(330)	(651)	(638)
Income before income tax expense	40	317	347	697
Income tax expense	(23)	(121)	(167)	(265)
Net income	$17	196	180	432
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
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The court certified classes on the claims for vested benefits and age discrimination, but rejected class certification on the claims for breach of fiduciary duty. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs alleged breach of fiduciary duty in connection with the changes in retiree benefits that were at issue in Fulghum. After extensive district court proceedings in Fulghum, and an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit, defendants prevailed in 2015 on all age discrimination claims and on the majority of claims for vested benefits. The district court in Fulghum subsequently granted judgment in favor of defendants on all remaining vested benefits claims, and in July 2016 ordered that any affected class members could appeal this ruling. No appeal was taken, and all claims for vested benefits thus have lapsed. On August 31, 2016, the parties reached a settlement in principle on all remaining claims in Fulghum and Abbott. Since then, a settlement agreement has been finalized and, per its terms, the vast majority of the settlement funds were paid out to the claims administrator in March 2017, with the remainder to be paid out in the next few months. The settlement payments are not material to our consolidated financial statements.
Subsidiaries of CenturyLink, Inc. are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the District of Northern Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, three IXCs, Sprint Communications Company L.P. ("Sprint"), affiliates of Verizon Communications Inc. ("Verizon") and affiliates of Level 3 Communications LLC ("Level 3"), assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges. In addition, Level 3 has ceased paying switched access charges on these calls.
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
CenturyLink, Inc. and several of its subsidiaries are defendants in lawsuits filed over the past few years in the Circuit Court of St. Louis County, Missouri by numerous Missouri municipalities alleging underpayment of taxes. These municipalities are seeking, among other things, (i) a declaratory judgment regarding the extent of our obligations to pay certain business license and gross receipts taxes and (ii) a monetary award of back taxes covering 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered into a final order awarding plaintiffs $4 million and broadening the tax base on a going forward basis. We filed a notice of appeal on March 3, 2017.We expect the outcome of our appeal to reduce our ultimate exposure, although we can provide no assurances to this effect. In a June 9, 2017 ruling in connection with another one of these pending cases, the court made findings which, if not overturned, will result in a tax liability to us well in excess of the contingent liability we have established. Following further proceedings at the district court, we plan to file an appeal and continue to vigorously defend against these claims. For a variety of reasons, we expect the outcome of our appeal to significantly reduce our ultimate exposure, although we can provide no assurances to this effect.
In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Shortly thereafter, and based in part on the allegations made by the former employee, a series of consumer and shareholder putative class actions were filed against us and we received a shareholder derivative demand. The Minnesota Attorney General also filed a civil suit on behalf of Minnesota consumers alleging that we engaged in improper sales and billing practices. The filing of additional related lawsuits is possible. In late June 2017, the Board of Directors formed a special committee of outside directors to investigate alleged improper sales and billing practices and related matters. The special committee is in the early stages of its investigation.
Other Proceedings and Disputes
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings or proceedings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.
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

(11)  Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of June 30, 2017	As of December 31, 2016
	(Dollars in millions)
Prepaid expenses	$247	206
Materials, supplies and inventory	144	134
Deferred activation and installation charges	105	101
Other	195	106
Total other current assets	$691	547
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of June 30, 2017	As of December 31, 2016
	(Dollars in millions)
Accounts payable	$944	1,179
Other current liabilities:
Accrued rent	$30	31
Legal contingencies	26	30
Other	182	152
Total other current liabilities	$238	213
Included in accounts payable at June 30, 2017 and December 31, 2016, were (i) $51 million and $56 million, respectively, representing book overdrafts and (ii) $73 million and $196 million, respectively, associated with capital expenditures.
(12)  Accumulated Other Comprehensive Loss
Information Relating to 2017
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and six months ended June 30, 2017:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at March 31, 2017	$(1,865)	(159)	(62)	(2,086)
Other comprehensive income (loss) before reclassifications	—	—	4	4
Amounts reclassified from accumulated other comprehensive income	29	3	—	32
Net current-period other comprehensive income	29	3	4	36
Balance at June 30, 2017	$(1,836)	(156)	(58)	(2,050)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)
Other comprehensive income (loss) before reclassifications	—	—	2	2
Amounts reclassified from accumulated other comprehensive income	59	6	—	65
Net current-period other comprehensive income	59	6	2	67
Balance at June 30, 2017	$(1,836)	(156)	(58)	(2,050)
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2017:

Three Months Ended June 30, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$52	Other (expense) income, net
Prior service cost	3	Other (expense) income, net
Total before tax	55
Income tax benefit	(23)	Income tax expense
Net of tax	$32

Six Months Ended June 30, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$103	Other (expense) income, net
Prior service cost	6	Other (expense) income, net
Total before tax	109
Income tax benefit	(44)	Income tax expense
Net of tax	$65
________________________________________________________________________

(1)	See Note 6—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

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
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2016:

Three Months Ended June 30, 2016	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$45	Other (expense) income, net
Prior service cost	3	Other (expense) income, net
Total before tax	48
Income tax benefit	(18)	Income tax expense
Net of tax	$30

Six Months Ended June 30, 2016	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$87	Other (expense) income, net
Prior service cost	6	Other (expense) income, net
Total before tax	93
Income tax benefit	(35)	Income tax expense
Net of tax	$58
________________________________________________________________________

(1)	See Note 6—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(13)  Labor Union Contracts
Approximately 36% of our employees are members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). Approximately 1,000 of our employees are subject to collective bargaining agreements that are scheduled to expire during the remainder of 2017. We recently reached new agreements with the CWA District 7 and IBEW Local 206, which represented approximately 10,000, or 25%, of our employees that were subject to collective bargaining agreements expiring on October 7, 2017. The new agreements were effective June 18, 2017 and will expire on March 28, 2020 and include terms substantially similar to those contained in the prior agreements.

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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2016, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local and long-distance voice, broadband, Multi-Protocol Label Switching ("MPLS"), private line (including special access), Ethernet, hosting (including cloud hosting and managed hosting), data integration, video, network, public access, Voice over Internet Protocol ("VoIP"), information technology and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At June 30, 2017, we operated 10.7 million access lines in 37 states and served 5.9 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
Pending Acquisition of Level 3
On October 31, 2016, we entered into a definitive merger agreement under which we agreed to acquire Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction. Under the terms of the agreement, Level 3 shareholders will receive $26.50 per share in cash and 1.4286 of CenturyLink shares for each share of Level 3 common stock they own at closing. CenturyLink shareholders are expected to own approximately 51% and Level 3 shareholders are expected to own approximately 49% of the combined company at closing. In addition, CenturyLink will assume Level 3's long-term debt upon closing. On March 31, 2017, Level 3 had outstanding $11 billion of total long-term debt.
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
During the three and six months ended June 30, 2017, we recognized $18 million and $28 million, respectively, of acquisition and integration expenses associated with our activities related to the pending Level 3 acquisition. We have not yet recognized various other expenses that are contingent on completion of the acquisition. These expenses include financial advisory fees and compensation expense comprised of severance and stock-based compensation for stock-based awards that will vest in connection with the acquisition. Most of these contingent expenses will be recognized in our consolidated financial statements in the period in which the acquisition occurs, with the remainder recognized thereafter. Compensation expense related to retention bonuses is accrued from the date of the offer through the date they are paid. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of our continuing integration planning. These amounts may be material.

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
For unaudited pro forma condensed combined financial information relating to the acquisition, see the definitive joint proxy statement/prospectus filed with the Securities and Exchange Commission ("SEC") by us on February 13, 2017. This pro forma financial information is based upon preliminary purchase price allocations and various assumptions and estimates made earlier in the year, all of which we urge you to carefully consider in connection with your review of such information.
Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies. As part of the transaction, the Purchaser acquired 57 of our data centers and assumed our capital lease obligations, which amounted to $294 million on May 1, 2017, related to the divested properties.
Our colocation business generated revenues (excluding revenue from affiliates) of $210 million from January 1, 2017 through May 1, 2017 and $311 million for the six months ended June 30, 2016, (a small portion of which will be retained by us). We received pre-tax cash proceeds of $1.8 billion.
We do not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera. Based on our preliminary estimates, the failed-sale-leaseback accounting treatment had the following effects on our consolidated results of operations for the three and six months ended June 30, 2017:

Positive (Negative) Impact to Net Income
Dollars in millions
Increase in revenue	$12
Decrease in cost of sales	3
Increase in loss on sale of business included in selling, general and administrative expense	(117)
Increase in depreciation expense (one-time)	(44)
Increase in depreciation expense (ongoing)	(10)
Increase in interest expense	(8)
Decrease in income tax expense	63
Decrease in net income	$(101)
After factoring in the costs to sell the data centers and colocation business, excluding the estimated impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $2 million loss as a result of the carrying value of the assets sold and liabilities assumed was greater than the value of the proceeds we received. Based on our preliminary estimates of the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in an additional loss of $117 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined loss of $119 million is included in selling, general and administrative expenses in our consolidated statement of operations for the six months ended June 30, 2017. The sale also resulted in a significant capital loss carryforward which will be entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
For the second half of 2017 and all of 2018, we will be required by GAAP to record similar non-cash adjustments to our net income as those preliminary estimates listed above, other than our recording of a one-time loss on the sale of the business in the second quarter of 2017. Upon the January 1, 2019 implementation of the new accounting standard for Leases (ASU 2016-02), which was issued by the FASB in early 2016, this particular accounting treatment will no longer be applicable for this transaction, and the real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.

See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report for additional information.
New Organizational Structure
In January 2017, we implemented a new organizational structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to the "enterprise" segment. We now report the following two segments:

•
Enterprise Segment. This segment consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, broadband, VoIP and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. This segment consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

In connection with our January 2017 reorganization, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our former business segment to a new non-reportable operating segment.
Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions except per share amounts)
Operating revenues	$4,090	4,398	8,299	8,799
Operating expenses	3,723	3,751	7,301	7,464
Operating income	367	647	998	1,335
Total other expense, net	(327)	(330)	(651)	(638)
Income tax expense	23	121	167	265
Net income	$17	196	180	432
Basic earnings per common share	$0.03	0.36	0.33	0.80
Diluted earnings per common share	$0.03	0.36	0.33	0.80

The following table summarizes our access lines, broadband subscribers and number of employees:

	As of June 30,		Increase / (Decrease)	% Change
	2017	2016
	(in thousands)
Operational metrics:
Total access lines(1)	10,733	11,413	(680)	(6)%
Total broadband subscribers(1)	5,868	5,990	(122)	(2)%
Total employees	39.8	42.8	(3.0)	(7)%
______________________________________________________________________

(1)
Access lines are lines reaching from the customers' premises to a connection with the public network and broadband subscribers are customers that purchase broadband connection service through their existing copper telephone lines or fiber-optic cables. Our methodology for counting our access lines and broadband subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone broadband subscribers. We count lines when we install the service.

During the last decade, we have experienced revenue declines primarily due to declines in access lines, private line volume, switched access rates and minutes of use. To mitigate these revenue declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•
provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	attempt to provide our broadband and premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable;

•	seek increases in the capacity, speed and usage of our networks; and

•	market our products and services to new customers.
Operating Revenues
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2017, we determined that certain of our legacy services, specifically our dark fiber network leasing, are more closely aligned with our strategic services than with our legacy services. As described in greater detail in Note 9—Segment Information, these operating revenues are now reflected as strategic services.
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment, the building of proprietary fiber-optic broadband networks for our governmental and business customers and the reselling of software; and

•
Other operating revenues, which consists primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific items we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$1,915	2,042	(127)	(6)%
Legacy services	1,740	1,926	(186)	(10)%
Data integration	133	123	10	8%
Other	302	307	(5)	(2)%
Total operating revenues	$4,090	4,398	(308)	(7)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$3,928	4,043	(115)	(3)%
Legacy services	3,530	3,902	(372)	(10)%
Data integration	251	239	12	5%
Other	590	615	(25)	(4)%
Total operating revenues	$8,299	8,799	(500)	(6)%
Our total operating revenues decreased by $308 million, or 7%, and by $500 million, or 6%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decrease in our total operating revenues for both periods was primarily due to lower legacy services revenues, which decreased by $186 million, or 10%, and by $372 million, or 10%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. Our total operating revenues were also impacted from the sale of our data centers and colocation business, which closed on May 1, 2017, and resulted in a reduction of colocation revenues of approximately $100 million for both the three and six months ended June 30, 2017 as compared to the comparable prior year periods. Our colocation revenues are reported in our strategic services revenue.
The decline in our legacy services revenues for both periods reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including special access) services. We estimate that the rate of our access lines losses will be between 4.5% and 6.5% over the full year of 2017.
Excluding the above-referenced reduction in colocation revenues, our strategic services revenues decreased by $22 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to the loss of broadband subscribers, declines in our satellite video services revenues due to the restructuring of one of our contractual agreements and reductions in Ethernet rates and managed hosting volumes. These declines were partially offset by increased demand for our MPLS and cloud hosting services. Excluding the reduction in colocation revenues, our strategic services revenues decreased by $10 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to the same factors decreasing second quarter 2017 strategic services revenues. These declines were partially offset by increased demand for our MPLS, facilities-based video services and cloud hosting services.

Data integration revenues, which are typically more volatile than our other sources of revenues, increased by $10 million, or 8%, and by $12 million, or 5%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The increase in our data integration revenues for both periods was primarily due to increases in equipment and software sales to IT and managed services customers.
Other operating revenues decreased by $5 million, or 2%, and by $25 million, or 4%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016 primarily due to a reduction in high-cost support revenues and lower federal USF surcharge revenues as a result of decreases in rates for both periods. These decreases were partially offset by an increase in imputed rental income required to be reflected in our consolidated statement of operations as a result of the application of failed-sale-leaseback accounting as further described in Note 3—Sale of Data Centers and Colocation Business.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,890	1,949	(59)	(3)%
Selling, general and administrative	884	815	69	8%
Depreciation and amortization	949	987	(38)	(4)%
Total operating expenses	$3,723	3,751	(28)	(1)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,778	3,849	(71)	(2)%
Selling, general and administrative	1,694	1,652	42	3%
Depreciation and amortization	1,829	1,963	(134)	(7)%
Total operating expenses	$7,301	7,464	(163)	(2)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $59 million, or 3%, and by $71 million, or 2%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decrease in our cost of services and products for both periods was primarily due to reductions in salaries and wages and employee benefits from lower headcount, real estate and power expenses from the sale of the colocation business and data centers and USF rates, which were partially offset by increases in network expense, facility costs and content costs for Prism TV.
Selling, General and Administrative
Selling, general and administrative expenses increased by $69 million, or 8%, and by $42 million, or 3%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The increase in our selling, general and administrative expenses was primarily due to losses recognized from the sale of our data centers and colocation business and the related failed-sale-leaseback as further described in Note 3—Sale of Data Centers and Colocation Business and increases in Level 3 acquisition and integration costs described above under "Pending Acquisition of Level 3". These increases were partially offset by reductions in salaries and wages from lower headcount, external commissions and bad debt expense.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$673	675	(2)	—%
Amortization	276	312	(36)	(12)%
Total depreciation and amortization	$949	987	(38)	(4)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$1,278	1,336	(58)	(4)%
Amortization	551	627	(76)	(12)%
Total depreciation and amortization	$1,829	1,963	(134)	(7)%
Depreciation expense decreased by $2 million, or less than 1%, and by $58 million, or 4%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and our agreement to sell our data centers and colocation business. The depreciation expense related to our plant for the three and six months ended June 30, 2017 was lower than the depreciation expense for the three and six months ended June 30, 2016 due to full depreciation and retirement of certain plant placed in service prior to 2017. Additionally, we ceased depreciating property, plant and equipment assets of our data centers and colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional depreciation expense of $14 million from April 1, 2017 to May 1, 2017 and $54 million from January 1, 2017 through May 1, 2017, related to the property, plant and equipment sold to Cyxtera Technologies. These decreases were partially offset by a $54 million increase in depreciation expense attributable to new plant placed in service since June 30, 2016 and as a result of not meeting sale-leaseback accounting requirements, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera, therefore we are required to reflect a portion of the real estate assets on our consolidated balance sheet and depreciate these assets over its useful life. As further described in Note 3—Sale of Data Centers and Colocation Business, of the $54 million increase in depreciation expense on these real estate assets, $44 million will not recur in future periods.
Amortization expense decreased by $36 million, or 12%, and by $76 million, or 12%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets and our agreement to sell our data centers and colocation business. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. We ceased amortizing the intangible assets of our data centers and colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional amortization expense of $3 million from April 1, 2017 to May 1, 2017 and $13 million from January 1, 2017 through May 1, 2017, related to the intangible assets included in the colocation business sold to Cyxtera Technologies. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(320)	(340)	(20)	(6)%
Other (expense) income, net	(7)	10	(17)	nm
Total other expense, net	$(327)	(330)	(3)	(1)%
Income tax expense	$23	121	(98)	(81)%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(638)	(671)	(33)	(5)%
Other (expense) income, net	(13)	33	(46)	nm
Total other expense, net	$(651)	(638)	13	2%
Income tax expense	$167	265	(98)	(37)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense decreased by $20 million, or 6%, and by $33 million, or 5%, for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The decline in interest expense was primarily due to a reduction in the amount of coupon interest on senior notes, including a decrease in interest due to the issuance of $1 billion of new debt in April 2016 in advance of a debt maturity in June 2016, and an increase in the amount of interest capitalized as a component of property, plant and equipment, which were partially offset by the recognition of imputed interest expense resulting from the failed-sale-leaseback as further described in Note 3—Sale of Data Centers and Colocation Business.
Other (Expense) Income, Net
Other (expense) income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other (expense) income, net decreased by $17 million and by $46 million for the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016. The expected return on assets for our pension and post-retirement plans was lower in 2017 as compared to 2016, which resulted in us recording pension and post-retirement expense in 2017 as compared to recording pension and post-retirement income in 2016. See Note 1—Background, "Recently Adopted Accounting Pronouncements" on our adoption of ASU 2017-07 and Note 6—Employee Benefits for additional information.
Income Tax Expense
For the three months ended June 30, 2017 and 2016, our effective income tax rate was 57.5% and 38.2%, respectively. For the six months ended June 30, 2017 and 2016, our effective income tax rate was 48.1% and 38.0%, respectively. The effective tax rates for the three and six months ended June 30, 2017 were significantly impacted by the sale and related restructure actions we have taken with respect to the data centers and colocation business as described in Note 3—Sale of Data Centers and Colocation Business. These restructure actions resulted in rate increases of 20.5% and 7.9% for the three and six months ended June 30, 2017. Additionally, the effective tax rates for the three and six months ended June 30, 2017, include the tax impact of certain employee stock-based compensation transactions and the effects of changes in state apportionment factors. The effective tax rates for the three and six months ended June 30, 2016 include the effects of changes in state apportionment factors and research and development credits.

Segment Results
General
For financial reporting purposes, we have determined that we have two reportable segments, enterprise and consumer.
The results of our reportable segments, enterprise and consumer, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total reportable segment revenues	$3,617	3,929	7,385	7,860
Total reportable segment expenses	1,877	2,011	3,807	3,941
Total reportable segment income	1,740	1,918	3,578	3,919
Total margin percentage	48%	49%	48%	50%

Enterprise segment:
Revenues	$2,215	2,435	4,571	4,877
Expenses	1,285	1,372	2,615	2,691
Income	930	1,063	1,956	2,186
Margin percentage	42%	44%	43%	45%
Consumer segment:
Revenues	$1,402	1,494	2,814	2,983
Expenses	592	639	1,192	1,250
Income	810	855	1,622	1,733
Margin percentage	58%	57%	58%	58%
Allocation of Revenues and Expenses
Our segment revenues include all revenues from our sale of strategic services, legacy services and data integration products and services as described in more detail above under "Operating Revenues." Segment revenues are based upon each customer's classification. We report our segment revenues based upon all services provided to that segment's customers. For information on how we allocate expenses to our segments, as well as other additional information about our segments, see Note 9—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.
Enterprise Segment
The operations of our enterprise segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total enterprise segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated communications services. Competition is generally intense with respect to all of our strategic services, and particularly competitive with regards to broadband, hosting, MPLS and Ethernet services. We compete against other telecommunication providers, as well as other regional and national carriers, other data transport providers, cable companies, technology companies, cloud companies, wireless companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Customers' demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression resulting from these above-mentioned competitive pressures has negatively impacted the operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed support functions.

•
Legacy services. We continue to experience customers migrating away from our higher margin legacy services into lower margin strategic services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services offered by us and our competitors, an increase in the use of non-voice communications and a related decrease in the demand for traditional voice services, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our enterprise segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued declines of our legacy services revenues. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer loss, customer migration and price compression. Operating costs also tend to impact our legacy services to a lesser extent than strategic services as noted above.

•
Data integration. We expect both data integration revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local governmental customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts. Our data integration operating margins are typically smaller than most of our other offerings.

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

The following tables summarize the results of operations from our enterprise segment:

	Enterprise Segment
	Three Months Ended June 30,		Increase / (Decrease)	%Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$760	753	7	1%
Other strategic services (2)	225	328	(103)	(31)%
Total strategic services revenues	985	1,081	(96)	(9)%
Legacy services
Voice services (3)	558	611	(53)	(9)%
Low-bandwidth data services (4)	302	352	(50)	(14)%
Other legacy services (5)	247	269	(22)	(8)%
Total legacy services revenues	1,107	1,232	(125)	(10)%
Data integration	123	122	1	1%
Total revenues	2,215	2,435	(220)	(9)%

Segment expenses	1,285	1,372	(87)	(6)%
Segment income	$930	1,063	(133)	(13)%
Segment margin percentage	42%	44%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes primarily colocation, broadband, VOIP, video and fiber lease revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes private line (including special access) revenue
(5)	Includes UNEs, public access, switched access and other ancillary revenue

	Enterprise Segment
	Six Months Ended June 30,		Increase / (Decrease)	%Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$1,529	1,491	38	3%
Other strategic services (2)	553	655	(102)	(16)%
Total strategic services revenues	2,082	2,146	(64)	(3)%
Legacy services
Voice services (3)	1,131	1,233	(102)	(8)%
Low-bandwidth data services (4)	616	717	(101)	(14)%
Other legacy services (5)	502	544	(42)	(8)%
Total legacy services revenues	2,249	2,494	(245)	(10)%
Data integration	240	237	3	1%
Total revenues	4,571	4,877	(306)	(6)%

Segment expenses	2,615	2,691	(76)	(3)%
Segment income	$1,956	2,186	(230)	(11)%
Segment margin percentage	43%	45%
____________________________________________________________________

(1)	Includes MPLS and Ethernet revenue
(2)	Includes primarily colocation, broadband, VOIP, video and fiber lease revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes private line (including special access) revenue
(5)	Includes UNEs, public access, switched access and other ancillary revenue
Segment Revenues
Enterprise segment revenues decreased by $220 million, or 9%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $306 million, or 6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in enterprise segment revenues for both periods was primarily due to declines in our legacy services revenues and a reduction of $103 million in our colocation revenues resulting from the sale of the colocation business and data centers on May 1, 2017. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance and access services resulting from the competitive and technological factors noted above and to reductions in the volume of private line (including special access) services. Excluding the reduction in colocation revenues, our strategic services revenues for the three months ended June 30, 2017 increased by $9 million primarily due to an increase in MPLS unit growth, and for the six months ended June 30, 2017 increased by $41 million primarily due to an increase in MPLS unit growth and higher VOIP volumes. For both periods, these increases were partially offset by reductions in Ethernet rates and losses of broadband subscribers.
Segment Expenses
Enterprise segment expenses decreased by $87 million, or 6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $76 million, or 3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in our enterprise segment expenses for the three months ended June 30, 2017 was primarily due to decreases in salaries and wages and employee benefits, real estate and power costs due to the sale of the colocation business and data centers and bad debt expense, which were partially offset by increases in facility costs. The decrease in our enterprise segment expenses for the six months ended June 30, 2017 was primarily due to decreases in salaries and wages and employee benefits, real estate and power costs due to the sale of the colocation business and data centers and marketing and advertising expenses, which were partially offset by increases in facility costs.

Segment Income
Enterprise segment income decreased by $133 million, or 13%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $230 million, or 11%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decline in our enterprise segment income for both periods was due predominantly to the loss of customers and lower service volumes in our legacy services.
Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:

•
Strategic services. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth opportunities are limited. Moreover, as described further in Item 1A of Part II of this report, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings. Our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering strategic services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services. These operating costs include employee costs, marketing and advertising expenses, sales commissions, Prism TV content costs and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed costs.

•
Legacy services. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Customer migration and price compression from competitive pressures have not only negatively impacted our legacy revenues, but they have also negatively impacted the operating margins of our legacy services and we expect this trend to continue. Operating costs, such as installation costs and facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our legacy services margins to a lesser extent than our strategic services margins as noted above.

•
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle broadband services with other services such as local voice, video, long-distance and wireless. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment due to the related discounts.

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

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$661	682	(21)	(3)%
Other strategic services (2)	107	118	(11)	(9)%
Total strategic services revenues	768	800	(32)	(4)%
Legacy services
Voice services (3)	562	615	(53)	(9)%
Other legacy services (4)	71	79	(8)	(10)%
Total legacy services revenues	633	694	(61)	(9)%
Data integration	1	—	1	nm
Total revenues	1,402	1,494	(92)	(6)%

Segment expenses	592	639	(47)	(7)%
Segment income	$810	855	(45)	(5)%
Segment margin percentage	58%	57%
_____________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue

	Consumer Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$1,322	1,349	(27)	(2)%
Other strategic services (2)	210	225	(15)	(7)%
Total strategic services revenues	1,532	1,574	(42)	(3)%
Legacy services
Voice services (3)	1,137	1,249	(112)	(9)%
Other legacy services (4)	144	159	(15)	(9)%
Total legacy services revenues	1,281	1,408	(127)	(9)%
Data integration	1	1	—	nm
Total revenues	2,814	2,983	(169)	(6)%

Segment expenses	1,192	1,250	(58)	(5)%
Segment income	$1,622	1,733	(111)	(6)%
Segment margin percentage	58%	58%
_____________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue
Segment Revenues
Consumer segment revenues decreased by $92 million, or 6%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $169 million, or 6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in our strategic services revenues for the three months ended June 30, 2017 was primarily due to a decline in the number of broadband subscribers and a reduction in our satellite video services revenues due to the restructuring of one of our contractual agreements. The decrease in our strategic services revenues for the six months ended June 30, 2017 was primarily due to the same factors decreasing our second quarter revenues, which were partially offset by an increase in our Prism TV revenues due to an increase in subscription rates. The decrease in our legacy services revenues for both periods was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the competitive and technological factors noted above.
Segment Expenses
Consumer segment expenses decreased by $47 million, or 7%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $58 million, or 5%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease in our consumer segment expenses for the three months ended June 30, 2017 was primarily due to decreases in salaries and wages and employee benefits, external commissions and bad debt expense, which were partially offset by increases in costs related to Prism TV (resulting from higher content volume and rates). The decrease in our consumer segment expenses for the six months ended June 30, 2017 was primarily due to the same factors decreasing our second quarter expenses, as well as reductions in facility costs. These decreases were partially offset by increases in costs related to Prism TV as noted above.

Segment Income
Consumer segment income decreased by $45 million, or 5%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and decreased by $111 million, or 6%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease for both periods was primarily due to loss of customers for our strategic and legacy services.
Liquidity and Capital Resources
Overview
At June 30, 2017, we held cash and cash equivalents of $342 million, and we had $2 billion of borrowing capacity available under our $2 billion amended and restated revolving credit facility (referred to as our "Credit Facility", which is described further below). At June 30, 2017, cash and cash equivalents of $46 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. As discussed further below, the amount of cash we paid during the first half of 2017 for income taxes and retiree healthcare benefits increased substantially compared to prior periods, and we currently expect these spending levels to remain at higher levels during the second half of 2017, although lower than the first half 2017 levels. The impact of the sale of our data centers and colocation business and the potential impact of the pending acquisition of Level 3 are further described below.
Based on our current capital allocation objectives, during the last six months of 2017 we anticipate expending approximately $1 billion of cash for capital investment in property, plant and equipment and almost $293 million per quarter of dividends on our common stock (based on the assumptions described below under "Dividends"), assuming solely for these purposes no impact from the Level 3 acquisition. During the remainder of 2017, we have debt maturities of $71 million, scheduled debt principal payments of $11 million and capital lease and other fixed payments of $38 million, excluding liabilities that we expect to assume later in 2017 in connection with consummating the Level 3 acquisition.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our Credit Facility as a source of liquidity for operating activities and our other cash requirements. For additional information, see "Risk Factors".
Impact of the Sale of Our Data Centers and Colocation Business
As discussed in Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report, we sold our data centers and colocation business on May 1, 2017 and received pre-tax cash proceeds of $1.8 billion from the sale. Based on preliminary estimates, the cumulative current tax impact of this transaction is $65 million; of which $18 million, was recognized as current tax expense in 2016 and $47 million in 2017. The 2016 current tax expense amount impacted our cash taxes paid in the second quarter of 2017, while the 2017 current tax expense amount is expected to impact our cash taxes paid in the third and fourth quarters of 2017. The tax amounts were triggered by the sale and certain corporate restructuring actions we took regarding certain subsidiaries involved in the colocation business. In addition to no longer receiving the cash flows generated by the colocation business, we also make ongoing rent payments to lease back a portion of the data center space from Cyxtera to provide data hosting services to our customers, thereby, reducing our future profitability and liquidity.

Potential Impact of the Pending Acquisition of Level 3
If, as anticipated, we complete the acquisition of Level 3 by the end of third quarter of 2017 in the manner discussed in Note 2—Pending Acquisition of Level 3 to our consolidated financial statements in Item 1 of Part I of this report, we expect our operations, financial position and cash flows to be significantly impacted following the closing of the transaction. As discussed in greater detail in Note 4—Long-Term Debt and Credit Facilities, we expect to borrow a significant amount of new debt to finance the Level 3 acquisition, and expect to assume approximately $11 billion of Level 3's outstanding debt upon consummating the acquisition. With this additional debt, we would expect our cash paid for interest payments to be significantly higher following the closing of the transaction. We project that our capital expenditures would increase significantly. Based on information included in Level 3’s publicly available annual guidance regarding its estimated 2017 capital expenditures, we anticipate that Level 3 will spend approximately $100 million to $125 million per month on average, in the period prior to closing, but that amount could be significantly different than amounts that we expect to spend in the months following the closing of the transaction. In connection with consummating the acquisition, we would expect to issue approximately 538 million shares of our common stock to Level 3 stockholders (including shares of CenturyLink common stock expected to be issued in exchange for outstanding Level 3 equity awards), based on the number of Level 3 shares held of record on January 25, 2017. Based on our current quarterly common stock dividend rate of $0.54 per share, this issuance of additional CenturyLink shares would result in an additional incremental dividend payment of approximately $290 million per quarter. Also, we expect our upcoming cash payments for transaction costs, and integration and acquisition costs to be material primarily following the closing of the transaction. These above factors may result in a net cash outflow for the period of 2017 following the closing. However, we expect we will have sufficient liquidity to more than offset the impact of the net cash outflows. As noted below under "Debt and Other Financing Arrangements," the Level 3 transaction is expected to adversely impact our credit ratings.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for the last half of 2017 will be approximately $1 billion, inclusive of CAF Phase 2 related capital expenditures, but exclusive of additional capital expenditures with respect to Level 3's operations that we expect to acquire later this year.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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

Following the announcement of our pending acquisition of Level 3, Standard & Poor's indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB has been placed on watch with negative implications, Moody’s Investors Service, Inc. indicated that CenturyLink, Inc.'s current senior unsecured debt rating of Ba3 has been placed on review for downgrade and Fitch Ratings indicated that CenturyLink, Inc.'s current unsecured senior debt rating of BB+ has been placed on negative watch. Additionally, Qwest Corporation's current unsecured senior debt rating of Ba1 has been placed on review for downgrade by Moody's Investors Service, Inc. and its current unsecured senior debt rating of BBB- has been placed on negative watch by Fitch Ratings. A downgrade of Qwest Corporation's rating by Fitch Ratings (or Standard & Poor's) would result in Qwest Corporation no longer being viewed as an "investment grade" issuer under the prevailing definition of that term. It is expected that any downgrades would be made only following the completion of the Level 3 acquisition.
Net Operating Loss Carryforwards
In recent years, we have been using Net Operating Loss ("NOL") carryforwards to offset a large portion of our federal taxable income. As of December 31, 2016, we have substantially utilized our federal NOL carryforwards. A portion of these remaining NOL carryforwards are subject to the limitations imposed by section 382 of the Internal Revenue Code ("Code"). As a result of the substantial utilization of our NOL carryforwards in prior years and the limitations imposed on portions of the remaining NOL carryforwards, the amounts of our cash flows dedicated to or required for the payment of federal taxes has increased and is expected to continue to increase substantially during 2017 prior to our anticipated acquisition of additional NOLs later this year in connection with the Level 3 acquisition, as described further below. The amounts of our near-term tax payments will depend upon many factors, including our future earnings and tax circumstances. Based on current laws (including the extension of bonus depreciation) and our current estimates of 2017 earnings, we estimate our cash income tax liability related to 2017 will be between $400 million to $500 million, exclusive of (i) our preliminary estimate of the cumulative current tax impacts of $65 million relating to the sale of our data centers and colocation business and (ii) the impact of acquiring Level 3.
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
Credit Facility
Our $2 billion Credit Facility has 16 lenders, each with commitments ranging from $3.5 million to $198.5 million. The Credit Facility allows us to obtain revolving loans and to issue up to $400 million of letters of credit, which upon issuance reduces the amount available for other extensions of credit. Interest is assessed on borrowings using either the LIBOR or the base rate (each as defined in the Credit Facility) plus an applicable margin between 1.00% and 2.25% per annum for LIBOR loans and 0.00% and 1.25% per annum for base rate loans depending on CenturyLink's senior unsecured long-term debt rating. Our obligations under the Credit Facility are guaranteed by nine of our subsidiaries. At June 30, 2017, we had no borrowings and no amounts of letters of credit outstanding under the Credit Facility.

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
Term Loans and Revolving Letter of Credit Facility
At June 30, 2017, CenturyLink, Inc. owed $325 million under a term loan scheduled to mature in 2019, and Qwest Corporation owed $100 million under a term loan scheduled to mature in 2025. Both of these term loans include covenants substantially similar to those set forth in the Credit Facility. Upon consummation of the Level 3 acquisition, in accordance with the Credit Agreement, CenturyLink, Inc. will pay off its above-referenced term loan and enter into term loan "A-1", a $370 million senior secured term loan. For additional information, see Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part 1 of this report.
We have a $160 million uncommitted unsecured revolving letter of credit facility which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At June 30, 2017, our outstanding letters of credit totaled $99 million under this facility. We currently plan to replace this facility with a secured revolving letter of credit facility upon the consummation of the Level 3 acquisition.
For information on our outstanding debt securities, see Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.
Level 3 Financing Credit Agreement
To fund our pending acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement providing for $9.945 billion in senior secured credit facilities, consisting of a new $2.0 billion revolving credit facility (which is designed to replace the Credit Facility upon consummation of the Level 3 acquisition) and $7.945 billion of term loan facilities, $6.0 billion of which were funded into escrow on such date. For additional information, see (i) Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) our current report on Form 8-K filed with the SEC on June 20, 2017.
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
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2017. The amount of required contributions to our qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan in the third quarter of 2017.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2016, assets in the post-retirement trusts had been substantially depleted and had a fair value of $53 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts; however, we will continue to pay certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 6—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our most recent annual report on Form 10-K, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $129 million, $116 million and $88 million for the years ended December 31, 2016, 2015 and 2014, respectively, while the amounts paid from the trust were $145 million, $163 million and $219 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report Form 10-K.
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
Connect America Fund
As a result of accepting CAF Phase 2 support payments we will be obligated to make substantial capital expenditures to build broadband infrastructure in 33 states over the next several years. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
In 2013, under the CAF Phase 1 Round 2 program, we received $40 million in funding for deployment of broadband services in rural areas. In compliance with program terms, during the second half of 2016 we returned $23 million for failing to timely meet interim buildout milestones, but thereafter continued our deployment efforts, which resulted in us ultimately fulfilling the total broadband enablement target. In the second quarter of 2017, we filed a claim with the FCC, in which we sought to recover the funding returned to the FCC in the second half of 2016 as noted above. If the claim is accepted by the FCC, we expect to recover the $23 million in funding in the second half of 2017. As of June 30, 2017, we included $16 million of funding in deferred credits and other liabilities - other on our consolidated balance sheet.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$1,742	2,601	(859)
Net cash used in investing activities	(94)	(1,279)	(1,185)
Net cash provided by (used in) financing activities	4,485	(1,257)	(5,742)
Operating Activities
Net cash provided by operating activities decreased by $859 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 primarily due to negative variances in net income adjusted for non-cash items, other current assets and liabilities, net, accounts payable and accrued income and other taxes, which were partially offset with a positive variance in accounts receivable. Our net cash flows from operating activities were significantly impacted by the increase in cash tax payments and our decline in earnings in 2017, as well as the sale of the data center and colocation business, which included the loss of cash generated from this business as well as impacting the change in other current assets and liabilities.
Investing Activities
Net cash flows from our investing activities decreased by $1.185 billion for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 substantially due to the cash proceeds received from the sale of our data centers and colocation business, which was partially offset by an increase in payments for property, plant and equipment and capitalized software. The increase in the payments for property, plant and equipment are directly related to our CAF Phase 2 broadband infrastructure buildout initiatives.
Financing Activities
Net cash flows from our financing activities changed by $5.742 billion for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 substantially due to our receipt of escrowed proceeds pursuant to a term loan associated with the pending Level 3 acquisition. Also, as discussed in Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part 1 of this report, GAAP requires us to treat $378 million of cash proceeds received from the sale of our data centers and colocation business, as a financing obligation.
On June 19, 2017, CenturyLink Escrow, LLC entered into a $6 billion term loan, net of an original issue discount of 0.5%.
On June 15, 2017, CenturyLink, Inc. paid at maturity the $350 million principal and accrued and unpaid interest due under its 5.15% Notes.
On May 9, 2017, Qwest Corporation redeemed $125 million aggregate principal amount of the remaining $288 million of its 7.5% Notes due 2051, which resulted in an immaterial loss.
On May 4, 2017, Qwest Corporation redeemed all $500 million of its 6.5% Notes due 2017, which resulted in an immaterial loss.
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 and, on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option in exchange for aggregate net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are senior unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On April 3, 2017, CenturyLink, Inc. paid at maturity the $500 million principal and accrued and unpaid interest due under its 6.00% Notes.
See Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters
In February 2015, the FCC adopted new regulations that regulate broadband services as a public utility service under Title II of the Communications Act. In light of pending litigation and substantial changes in the composition of the FCC, we believe it is premature for us to determine the ultimate impact of the new regulations on our operations. For additional information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part II of this report.
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
We also are involved in various legal proceedings that could substantially impact our financial position or future financial performance. See Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings.
Market Risk
We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes.
As further discussed in Note 4—Long-Term Debt and Credit Facilities, on June 19, 2017, we entered into a credit agreement with various lending institutions to provide funding for the Level 3 acquisition. Under the credit agreement, we borrowed $6 billion under a term loan agreement ("Term Loan B" facility), which has been funded into an escrow account. Borrowings under the Term Loan B facility bore interest at 1.375% per annum through July 18, 2017 and will bear interest at 2.75% per annum thereafter through the consummation date of the Level 3 acquisition. Upon consummation of the Level 3 acquisition, borrowings under the Term Loan B facility will bear interest at LIBOR plus 2.75% per annum.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, primarily the British Pound and secondarily the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are currently immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions, which we expect will substantially increase upon consummation of our pending acquisition of Level 3 discussed elsewhere herein.
The new Term Loan B facility discussed above will increase our market risk arising from changes in interest rates upon the consummation of the Level 3 acquisition, when at such a time, the term loan facility will bear interest at LIBOR plus 2.75% annum. We do not believe that there were any material changes to market risks arising from changes fluctuations in foreign currencies for the six months ended June 30, 2017, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2017.
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
In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to successfully fund and complete our pending acquisition of Level 3, including the timely receipt of all regulatory approvals free of any detrimental conditions, and to timely realize the anticipated benefits of the transaction, including our ability to attain anticipated cost savings, to use Level 3’s net operating losses in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix; possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them efficiently to our customers, and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, periodic share repurchases, dividends, debt repayments, pension contributions and other benefits payments, changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, customers, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and our other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us; changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this quarterly report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Each of our offerings to our residential and business customers face increasingly intense competition from a variety of sources under evolving market conditions. We expect these trends will continue. In addition to competition from larger national telecommunications providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. In particular, (i) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers, (ii) strong competition from cable companies and others has impacted the growth of our broadband operations and (iii) aggressive competition from a wide range of technology companies and other market entrants has limited the prospects for our hosting operations. For more detailed information, see "Business—Competition" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
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
We have taken a variety of steps to counter these declines in our legacy services revenues, including:

•	an increased focus on selling a broader range of higher-growth strategic services, which are described in detail elsewhere in this report;

•	an increased focus on serving a broader range of business, governmental and wholesale customers;

•	greater use of service bundles; and

•	acquisitions to increase our scale, enhance our enterprise segment and strengthen our product offerings.
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
For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. Development of systems designed to support these tasks is a significant undertaking that continuously requires our personnel and third-party vendors to adjust to changes in our offerings and customers' preferences, to eliminate inconsistencies between the practices of our legacy operations and newly-acquired operations, to eliminate older support systems that are costly or obsolete, to develop uniform practices and procedures, and to automate them as much as possible. Our failure to continuously develop service support systems that are satisfactory to our current and potential customers and capable of being utilized by our workforce could adversely impact our competitive position.
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
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of Part I of our annual report on Form 10-K for year ended December 31, 2016, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies and the diversion of development resources.
Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
Negative publicity may adversely impact us.
Outages, customer complaints or other service failures of networks operated by us or other operators could cause substantial adverse publicity affecting us specifically or our industry generally. In either case, media coverage and public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, results of operations, financial condition and cash flows.
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
Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the quality of our services and exposes us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor of ours and may benefit from terminating the agreement. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected.
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
Reliance on financial institutions. We rely on a number of financial institutions to provide us with short-term liquidity under our credit facilities. If one or more of these lenders default on their funding commitments, our access to credit could be adversely affected.
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
As of June 30, 2017, approximately 36% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
In addition, regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review. The merger agreement may require CenturyLink or Level 3 to accept conditions from these regulators that could adversely affect the combined company without either of CenturyLink or Level 3 having the right to refuse to close the acquisition on the basis of those regulatory conditions. While we are not required to accept conditions that would or would reasonably be likely to have a material adverse effect on the combined company (assuming for these purposes that the combined company is the size of CenturyLink), this assessment will be made at or prior to the closing and we cannot provide any assurance that any required conditions will not have a material adverse effect on the combined company following the proposed acquisition. In addition, we cannot provide any assurance that these conditions will not result in a delay or an abandonment of the acquisition.
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

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to (i) provide consistent, high quality products and services under a unified culture and (ii) focus on other on-going transactions;

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
Although we have arranged financing to fund our acquisition of Level 3, we cannot assure you that such funding will be available when needed or at all.
On June 19, 2017, one of our affiliates entered into a credit agreement providing financing for our pending acquisition of Level 3 and a substantial portion of such financing was funded into escrow. Our ability to obtain and utilize such funds, however, is subject to various conditions. If these conditions are not satisfied or duly waived, we will not be able to borrow funds under the new facilities or obtain the release of the funds currently held in escrow. Consequently, we cannot assure you that our acquisition financing will be available when needed or at all.
In connection with the Level 3 acquisition, we expect to incur and assume a substantial amount of indebtedness and the agreements that will govern the indebtedness to be incurred or assumed by us are expected to contain various covenants and other provisions that impose restrictions on our ability to operate.
As a result of borrowing funds for the Level 3 acquisition and assuming Level 3's existing consolidated indebtedness in connection with the acquisition, we will become more leveraged. This could have material adverse consequences for us, including those listed below under the heading "Risks Affecting Our Liquidity and Capital Resources—Our high debt levels expose us to a broad range of risks."
The agreements that will govern the indebtedness to be incurred or assumed by us in connection with the acquisition are expected to contain certain affiliate guarantees, all or most of which are expected to be secured by a first priority security interest in substantially all assets directly owned by them, subject to certain exceptions and limitations. These finance agreements are further expected to contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, pledge property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, merge or consolidate with any other person or sell or convey certain assets, among various other things. In particular, certain covenants contained in Level 3's indebtedness to be assumed by us may restrict our ability to distribute cash from Level 3 to other of our affiliated entities, or enter into other transactions among our wholly owned subsidiaries. In addition, the agreement we have entered into that governs the debt financing, as well as the finance agreements we will assume, contain financial covenants that will require us and certain of our subsidiaries to maintain certain financial ratios. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our and their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For additional information, see "Risks Affecting Our Liquidity and Capital Resources" and Note 4—Long-Term Debt and Credit Facilities.
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
As indicated in Level 3's consolidated financial statements included in its reports filed with the Securities and Exchange Commission ("SEC"), Level 3 has only generated net income for its three most recently completed full fiscal years, and generated substantial losses prior to then.
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
There are several material proceedings pending against us, as described in Note 10—Commitments and Contingencies to our consolidated financial statements included in Item 1 of Part I of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. Any of the proceedings described in Note 10, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.
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
We continue to carry significant debt. As of June 30, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized discounts, net, unamortized debt issuance costs and capital lease and other obligations, was $24.683 billion. As of the date of this report, $1.984 billion aggregate principal amount of this long-term debt is scheduled to mature prior to June 30, 2020 (excluding debt that we expect to assume upon acquiring Level 3). While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.

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
Our current debt agreements and the debt agreements of our subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.
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
Following the announcement of our pending acquisition of Level 3, the three principal domestic credit rating organizations placed CenturyLink's senior unsecured debt ratings on review for downgrade, on negative watch or on watch with negative implications. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 2 of Part I of this report.

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
Our currently outstanding senior notes are unsecured and are effectively subordinated to any of our existing or future secured indebtedness, to the extent of the value of the assets securing such indebtedness. In the event of a bankruptcy or similar proceeding, collateral for any secured indebtedness would generally be available to satisfy our obligations under such secured indebtedness, and would not be expected to be available to satisfy other claims.

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
We cannot assure you whether, when or in what amounts we will be able to use our state net operating loss carryforwards, or when they will be depleted.
At December 31, 2016, we had state NOL carryforwards of approximately $11.9 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2016, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to our valuation allowance) of $131 million.
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
As of June 30, 2017, approximately 46% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2017 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2017	20,621	$23.82
May 2017	1,403	23.60
June 2017	11,918	25.41
Total	33,942

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

4.2	Instrument relating to CenturyLink Escrow, LLC's Credit Agreement
a.
Credit Agreement, dated as of June 19, 2017, by and among CenturyLink Escrow, LLC and the lenders and agents named therein (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 20, 2017).

4.3	Instruments relating to CenturyLink, Inc.'s Revolving Credit Facility.
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

4.4	Instruments relating to CenturyLink, Inc.'s Term Loan.
a.
Credit Agreement, dated as of April 18, 2012, by and among CenturyLink, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as amended by the amendment dated as of March 13, 2015 (incorporated by reference to Exhibit 4.3(a) of CenturyLink's Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 001-07784) filed with the Securities and Exchange Commission on May 6, 2015).

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

4.5	Instruments relating to CenturyLink, Inc.'s public senior debt.(1)
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

g.
Tenth Supplemental Indenture, dated as of March 19, 2015, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit 4.2 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

(i).
Form of 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

h.
Eleventh Supplemental Indenture, dated as of April 6, 2016, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit 4.2 of CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

(i).
Form of 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit A to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

4.6	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.(1)
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

	e.	Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.
4.7	Instruments relating to indebtedness of Embarq Corporation.(1)
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

4.8	Intercompany debt instruments.
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

(i).
Form of Restricted Stock Agreement for non-management directors used since 2011 (incorporated by reference to Exhibit 10.1(a) (ii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2011).

(ii).
Form of Restricted Stock Agreement for executive officers used for annual recurring grants since May 2013 (incorporated by reference to Exhibit 10.2(i) (iii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013).

		(iii).*	Form of Restricted Stock Agreement for special retention award grants made to certain executive officers on June 1, 2017.
		(iv).*	Form of Restricted Stock Agreement for special integration award grants made to certain executive officers on June 1, 2017.
10.2
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

10.3
Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2008) and amendment thereto dated as of October 24, 2008 (incorporated by reference to Exhibit 10.3(c) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009) and amendment thereto dated as of December 27, 2010 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.4
Supplemental Defined Benefit Pension Plan, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).

10.5
Amended and Restated Salary Continuation (Disability) Plan for Officers, dated as of November 26, 1991 (incorporated by reference to Exhibit 10.16 of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 1991).

10.6
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

10.13
Form of integration award grant letter, dated June 1, 2017, entered into between CenturyLink, Inc. and certain officers (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 1, 2017).

10.14	Certain Material Agreements and Plans of Key Subsidiaries
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

e.
Equity Incentive Plan, as amended and restated (incorporated by reference to Annex A of Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders (File No. 001-15577) filed with the Securities and Exchange Commission on March 29, 2007).

f.
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
g.
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

h.
Qwest Nonqualified Pension Plan (incorporated by reference to Exhibit 10.9 of Qwest Communications International Inc.'s annual report on Form 10-K for the year ended December 31, 2009 (File No. 001-15577) filed with the Securities and Exchange Commission on February 16, 2010).

i.
SAVVIS, Inc. Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on May 5, 2006), as amended by Amendment No. 1 (incorporated by reference to Exhibit 10.6 of SAVVIS, Inc.'s annual report on Form 10-K for the year ended December 31, 2006 (File No. 000-29375) filed with the Securities and Exchange Commission on February 26, 2007); Amendment No. 2 (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 15, 2007); Amendment No. 3 (incorporated by reference to Exhibit 10.3 of SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 000-29375) filed with the Securities and Exchange Commission on July 31, 2007; Amendment No. 4 (incorporated by reference to Exhibit 10.1 of SAVVIS, Inc.'s Current Report on Form 8-K (file No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009); and Amendment No. 5 (incorporated by reference to Exhibit 10.2 of SAVVIS, Inc.'s Current Report on Form 8-K (File No. 000-29375) filed with the Securities and Exchange Commission on May 22, 2009).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed herewith.
_______________________________________________________________________________

(1)
Certain of the items in Sections 4.5, 4.6 and 4.7 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2017.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Operations Support (Chief Accounting Officer)