Form 10-Q
period 2017-09-30
CENTURYLINK, INC
filed 2017-11-09
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 2, 2017, there were 1,069,003,333 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$4,034	4,382	12,333	13,181
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,927	1,996	5,705	5,845
Selling, general and administrative	710	798	2,404	2,450
Depreciation and amortization	910	995	2,739	2,958
Total operating expenses	3,547	3,789	10,848	11,253
OPERATING INCOME	487	593	1,485	1,928
OTHER (EXPENSE) INCOME
Interest expense	(362)	(327)	(1,000)	(998)
Other income (expense), net	14	(17)	1	16
Total other expense, net	(348)	(344)	(999)	(982)
INCOME BEFORE INCOME TAX EXPENSE	139	249	486	946
Income tax expense	47	97	214	362
NET INCOME	$92	152	272	584
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.17	0.28	0.50	1.08
DILUTED	$0.17	0.28	0.50	1.08
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.62	1.62
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	541,521	539,806	541,113	539,411
DILUTED	541,963	540,917	541,879	540,493
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
NET INCOME	$92	152	272	584
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(15), $(16), $(57) and $(49) tax	36	28	97	82
Change in net prior service costs, net of $(1), $(1), $(3) and $(3) tax	2	2	6	6
Foreign currency translation adjustment and other, net of $—, $—, $— and $— tax	18	(4)	20	(9)
Other comprehensive income	56	26	123	79
COMPREHENSIVE INCOME	$148	178	395	663
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of September 30, 2017	As of December 31, 2016
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$160	222
Accounts receivable, less allowance of $165 and $178	1,888	2,017
Assets held for sale	7	2,376
Other	639	547
Total current assets	2,694	5,162
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	41,352	39,194
Accumulated depreciation	(23,718)	(22,155)
Net property, plant and equipment	17,634	17,039
GOODWILL AND OTHER ASSETS
Goodwill	19,638	19,650
Restricted cash	6,004	2
Customer relationships, less accumulated amortization of $6,902 and $6,318	2,214	2,797
Other intangible assets, less accumulated amortization of $2,256 and $2,042	1,539	1,531
Other, net	813	836
Total goodwill and other assets	30,208	24,816
TOTAL ASSETS	$50,536	47,017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$124	1,503
Accounts payable	939	1,179
Accrued expenses and other liabilities
Salaries and benefits	679	802
Income and other taxes	357	301
Interest	309	260
Other	216	213
Current liabilities associated with assets held for sale	—	419
Advance billings and customer deposits	642	672
Total current liabilities	3,266	5,349
LONG-TERM DEBT	24,854	18,185
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,128	3,471
Benefit plan obligations, net	5,183	5,527
Other	1,145	1,086
Total deferred credits and other liabilities	9,456	10,084
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 549,654 and 546,545 shares	550	547
Additional paid-in capital	14,370	14,970
Accumulated other comprehensive loss	(1,994)	(2,117)
Retained earnings (accumulated deficit)	34	(1)
Total stockholders' equity	12,960	13,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,536	47,017
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$272	584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,739	2,958
Deferred income taxes	(243)	32
Loss on the sale of data centers and colocation business	82	—
Impairment of assets held for sale	11	1
Provision for uncollectible accounts	127	144
Net loss on early retirement of debt	5	27
Share-based compensation	64	60
Changes in current assets and liabilities:
Accounts receivable	2	(158)
Accounts payable	(93)	52
Accrued income and other taxes	103	1
Other current assets and liabilities, net	(221)	(24)
Retirement benefits	(181)	(143)
Changes in other noncurrent assets and liabilities, net	(54)	(41)
Other, net	87	19
Net cash provided by operating activities	2,700	3,512
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,363)	(2,010)
Cash paid for acquisitions	(5)	(24)
Proceeds from sale of data centers and colocation business, less cash sold	1,467	—
Proceeds from sale of property	51	22
Net cash used in investing activities	(850)	(2,012)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	6,608	2,161
Proceeds from financing obligation (Note 3)	356	—
Payments of long-term debt	(1,612)	(2,436)
Net payments on credit facility and revolving line of credit	(370)	(325)
Dividends paid	(881)	(876)
Proceeds from issuance of common stock	5	5
Shares withheld to satisfy tax withholdings	(16)	(15)
Net cash provided by (used in) financing activities	4,090	(1,486)
Net increase in cash, cash equivalents and restricted cash	5,940	14
Cash, cash equivalents and restricted cash at beginning of period	224	128
Cash, cash equivalents and restricted cash at end of period	$6,164	142
Supplemental cash flow information:
Income taxes paid, net	$(378)	(344)
Interest paid (net of capitalized interest of $61 and $38)	$(917)	(922)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$547	544
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3	3
Balance at end of period	550	547
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	14,970	15,178
Issuance of common stock through dividend reinvestment, incentive and benefit plans	5	5
Shares withheld to satisfy tax withholdings	(16)	(15)
Share-based compensation and other, net	59	59
Dividends declared	(648)	(106)
Balance at end of period	14,370	15,121
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,117)	(1,934)
Other comprehensive income	123	79
Balance at end of period	(1,994)	(1,855)
RETAINED EARNINGS
Balance at beginning of period	(1)	272
Net income	272	584
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	3	—
Dividends declared	(240)	(777)
Balance at end of period	34	79
TOTAL STOCKHOLDERS' EQUITY	$12,960	13,892
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 4, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer to Level 3 Communications, Inc. prior to our acquisition thereof and to its successor-in-interest Level 3 Parent, LLC after such acquisition, unless the context otherwise requires.
(1)     Background
General
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local and long-distance voice, broadband, Multi-Protocol Label Switching ("MPLS"), private line (including special access), Ethernet, hosting (including cloud hosting and managed hosting), data integration, video, wavelength, network, public access, Voice over Internet Protocol ("VoIP"), information technology and other ancillary services.
On November 1, 2017, we acquired Level 3 Communications, Inc. ("Level 3") in a cash and stock transaction. See Note 2—Acquisition of Level 3 for additional information. On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital for a combination of cash and equity. See Note 3—Sale of Data Centers and Colocation Business for additional information.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2016, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016.
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
Recently Adopted Accounting Pronouncements
In the second quarter of 2017, we adopted Accounting Standards Update ("ASU") 2016-18, "Restricted Cash (a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force)" ("ASU 2016-18"). In the first quarter of 2017, we adopted ASU 2016-09, “Improvements to Employee Share Based Compensation” (“ASU 2016-09”) and ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). Each of these is described further below.

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
Prior to the financing transaction we entered into in the second quarter of 2017 related to the Level 3 acquisition, as further described in Note 4—Long-Term Debt and Credit Facilities, our restricted cash balances have been immaterial. With the adoption of ASU 2016-18, our "net increase in cash, cash equivalents and restricted cash" presented in our consolidated statements of cash flows for the nine months ended September 30, 2017 increased by $6 billion as a result of the inclusion of the restricted cash related to the Level 3 financing transaction, with a corresponding increase in net cash generated from financing activities. On November 1, 2017, the escrowed funds were released upon the consummation of the Level 3 acquisition.
Share-based Compensation
ASU 2016-09 modified the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with previous U.S. GAAP. The primary provisions of ASU 2016-09 that affect our consolidated financial statements for the three and nine months ended September 30, 2017 are:

1.
A reclassification of the income tax effect associated with the difference between the expense recognized for share-based payments and the related tax deduction from additional paid-in capital to income tax expense. This change was applied on a prospective basis and resulted in no change in income tax expense for the three months ended September 30, 2017 and a $6 million increase in income tax expense for the nine months ended September 30, 2017.

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

Net Periodic Pension and Postretirement Benefit Costs
ASU 2017-07 modified the presentation of net periodic pension and postretirement benefit costs and requires the service cost component to be reported separately from the other components in order to provide more useful information. Under ASU 2017-07, the service cost component of net periodic pension and postretirement benefit costs is required to be presented in the same expense category as the related salary and wages for the employee. The other components of the net periodic pension and postretirement benefit costs are required to be recognized below operating income in other income (expense), net in our consolidated statements of operations. This change was applied on a retrospective basis to all previous periods to match the current period presentation. This retrospective application resulted in a $2 million and $11 million reduction in operating income and a corresponding decrease in total other expense, net for the three and nine months ended September 30, 2016, respectively.
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
We are currently evaluating new lease administrative and accounting systems and are in the process of developing an implementation plan. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements. Additionally, upon the January 1, 2019, implementation of ASU 2016-02, accounting for the failed-sale-leaseback transaction described in Note 3—Sale of Data Centers and Colocation Business will no longer be applicable based on our facts and circumstances, and the real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 replaces virtually all existing GAAP on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. We currently do not defer any contract acquisition costs, but we expect we will defer certain contract acquisition costs in the future, which initially could have the impact of lowering our operating expenses. We currently defer contract fulfillment costs only to the extent of any deferred revenue. Under ASU 2014-09, in certain transactions our deferred contract fulfillment costs could exceed our deferred revenues, which could result in an increase in deferred costs, and could also impact the timing on our recognition of these deferred costs.

On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis, which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We have completed our initial assessment of our business and systems requirements, and we are currently developing and implementing a new revenue recognition system to comply with the requirements of ASU 2014-09. In addition, we are undergoing a review of our existing internal controls relating to our revenue recognition and financial reporting processes, and we expect to update or implement additional controls in applying the five-step model for recognizing revenue. We currently plan to adopt the new revenue recognition standard under the modified retrospective transition method. As of the date of this report, we are not able to provide reasonably accurate estimates of the impact of implementing ASU 2014-09 on the timing of our revenue recognition or the transition adjustment that will be recorded to equity on January 1, 2018.
(2)    Acquisition of Level 3
On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. As a result of the acquisition, Level 3 shareholders received $26.50 per share in cash and 1.4286 shares of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 common stock they owned at closing, subject to certain limited exceptions. Upon closing, CenturyLink shareholders owned approximately 51% and Level 3 shareholders owned approximately 49% of the combined company. At closing, we assumed Level 3's long-term debt of approximately $11 billion.
In addition, each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into the right to receive $26.50 in cash and 1.4286 shares of CenturyLink common stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award, less applicable tax withholdings, and each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than those granted to outside directors of Level 3) was converted into a CenturyLink, Inc. restricted stock unit award using a ratio of 2.8386 to 1 as determined in accordance with a formula set forth in the merger agreement.
The consideration for this acquisition included $9.6 billion in cash payments and approximately 517 million shares of CenturyLink common stock (valued at $9.8 billion based on the $18.99 closing price of our stock on October 31, 2017) issued to Level 3 stockholders at closing. Our final determination of aggregate consideration will also include the estimated fair value of the pre-combination portion of certain assumed share-based compensation awards. The premium paid by CenturyLink in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and improved networks. None of the goodwill associated with this transaction is deductible for income tax purposes.
The aggregate cash payments required to be paid on or about the closing date were funded with the proceeds of $7.945 billion of term loans and $400 million of funds borrowed under our new revolving credit facility discussed further herein, together with other available funds, which included $1.825 billion of Level 3 Parent, LLC's available funds. For additional information regarding CenturyLink’s financing of the Level 3 acquisition see Note 4—Long-Term Debt and Credit Facilities.
Following the Level 3 acquisition, (i) Standard and Poor's downgraded CenturyLink, Inc.'s current unsecured long-term debt rating to B+ (with a stable outlook); (ii) Moody's Investors Services downgraded CenturyLink, Inc.'s current unsecured long-term debt rating to B2 (with a negative outlook); and (iii) Fitch's Ratings downgraded CenturyLink, Inc.'s current unsecured long-term debt rating to BB (with a stable outlook). Also subsequent to the Level 3 acquisition, (i) Standard and Poor's rated CenturyLink, Inc.'s new secured long-term debt at BBB- (with a stable outlook); (ii) Moody's Investors Services rated CenturyLink, Inc.'s new secured long-term debt at Ba3 (with a negative outlook); and (iii) Fitch's Ratings rated CenturyLink, Inc.'s new secured long-term debt at BB+ (with a stable outlook).
Following the Level 3 acquisition, Qwest Corporation's current unsecured senior debt rating of Ba1 was downgraded to Ba2 with a negative outlook by Moody's Investors Service, Inc., and its current unsecured senior debt rating of BBB- was downgraded to BB+ with a stable outlook by Fitch Ratings. Standard and Poor's reaffirmed its rating of BBB- with a stable outlook for Qwest Corporation's current unsecured senior debt.

The consolidated results of operations of Level 3 will be included in our consolidated results of operations beginning November 1, 2017. The assets acquired and liabilities assumed of Level 3 will be recognized at their estimated acquisition date fair values. The estimation of such fair values and the related estimation of lives of depreciable tangible assets and amortizable intangible assets will require significant judgment. Due to the timing of the Level 3 acquisition, as of the date of this report, we cannot yet make with reasonable accuracy estimates of certain components of the aggregate acquisition consideration and the fair values of assets acquired and liabilities assumed. The final determinations of aggregate acquisition consideration and our estimates of acquisition date fair value will be determined based in part upon an analysis, which is expected to be completed in 2018.
As of September 30, 2017, we had recognized approximately $70 million in cumulative merger-related transaction costs, including investment banker and legal fees.
In the first half of 2017, we granted less than 1 million shares of restricted stock and approximately $21 million of deferred cash compensation awards to certain executive officers and other key employees as part of a retention program in connection with our acquisition of Level 3. The shares of restricted stock will vest in equal installments on the first, second and third anniversaries of the merger closing date. Each employee receiving a deferred cash award is expected to receive one-half of the award no later than 15 days after the closing date and receive the other half on the one year anniversary of the merger closing date, subject to continued employment with us. Both the restricted stock grant and the deferred cash award will accelerate if we terminate the recipient without cause or under certain other conditions. During the nine months ended September 30, 2017, we recorded compensation expense of $17 million related to this retention program (which does not reflect compensation expense separately incurred by Level 3 under its distinct retention plan).
(3)    Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital in exchange for cash and a minority stake in the limited partnership that owns the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies ("Cyxtera").
We received pre-tax cash proceeds of $1.8 billion, and we have valued our minority stake at $150 million, which was based upon the total equity contribution to the limited partnership on the date made. Due to the sale and related restructuring actions we have taken regarding certain subsidiaries involved in the data centers and colocation business, we have estimated a cumulative current tax impact relating to the sale totaling $65 million, $18 million of which was accrued in 2016 and $47 million of which was accrued in the first half of 2017.
In connection with our sale of the data centers and colocation business to Cyxtera, we agreed to lease back from Cyxtera a portion of the data center space to provide data hosting services to our customers. Because we have continuing involvement in the business through our minority stake in Cyxtera's parent, we do not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera, which we must continue to reflect on our consolidated balance sheet and depreciate over the assets' remaining useful life. We must also treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation on our consolidated balance sheet, and our consolidated results of operations must include imputed revenue associated with the portion of the real estate assets that we have not leased back and imputed interest expense on the financing obligation. A portion of the rent payments required under our leaseback arrangement with Cyxtera are recognized as reductions of the financing obligation, resulting in lower recognized rent expense than the amounts actually paid each period. At the end of the lease term, the remaining imputed financing obligation and the remaining net book value of the real estate assets will be derecognized. Please see "Leases" (ASU 2016-02) in Note 1—Background for additional information on the impact the new lease standard will have on the accounting for the failed-sale-leaseback.

The following table reflects the assets sold to and the liabilities assumed by Cyxtera on May 1, 2017, including our most current estimates of the impact of failed-sale-leaseback:

Dollars in millions
Goodwill	$1,142
Property, plant and equipment	1,051
Other intangible assets	249
Other assets	66
Less assets recorded as part of the failed-sale-leaseback	(526)
Total net amount of assets derecognized	$1,982

Capital lease obligations	$294
Other liabilities	274
Less imputed financing obligations from the failed-sale-leaseback	(628)
Total net imputed liabilities recognized	$(60)
In addition, based on our most current estimates, the failed-sale-leaseback accounting treatment had the following effects on our consolidated results of operations for the three and nine months ended September 30, 2017, respectively:

	Positive (Negative) Impact to Net Income
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions)
Increase in revenue	$19	31
Decrease in cost of sales	6	9
Decrease (increase) in loss on sale of business included in selling, general and administrative expense	15	(102)
Increase in depreciation expense (one-time)	—	(44)
Increase in depreciation expense (ongoing)	(19)	(29)
Increase in interest expense	(17)	(25)
(Increase) decrease in income tax expense	(3)	60
Increase (decrease) in net income	$1	(100)
After factoring in the costs to sell the data centers and colocation business, excluding the estimated impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain as a result of the aggregate value of the proceeds we received exceeding the carrying value of the assets sold and liabilities assumed. Based on our most current estimates of the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined net loss of $82 million is included in selling, general and administrative expenses in our consolidated statement of operations for the nine months ended September 30, 2017. The sale also resulted in a significant capital loss carryforward, which will be entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
We evaluated our minority stake in the limited partnership and determined that we were not the primary beneficiary of the entity. As a result, we classified our $150 million investment in the limited partnership in other assets on our consolidated balance sheet as of September 30, 2017. In addition to our investment, we have a receivable for $80 million from Cyxtera, classified primarily in other current assets on our consolidated balance sheet as of September 30, 2017. We will continue to have an ongoing obligation to Cyxtera related to our lease of data center space from them. From May 1, 2017 through September 30, 2017, we paid rent to Cyxtera totaling $40 million.
Effective November 3, 2016, which is the date we entered into the agreement to sell our data centers and colocation business, we ceased recording depreciation of the property, plant and equipment to be sold and amortization of the business's intangible assets in accordance with applicable accounting rules. Otherwise, we estimate that we would have recorded additional depreciation and amortization expense of $67 million from January 1, 2017 through May 1, 2017.

(4) Long-Term Debt and Credit Facilities
Long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, consisting of borrowings by CenturyLink, Inc. and certain of its subsidiaries, including CenturyLink Escrow, LLC, Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation and its subsidiaries ("Embarq"), were as follows:

	Interest Rates	Maturities	As of September 30, 2017	As of December 31, 2016
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	$8,125	8,975
2012 credit facility and revolving line of credit(1)	—	2019	—	370
2012 term loan	2.990%	2019	319	336
Subsidiaries
CenturyLink Escrow, LLC
Term loan B(2)	2.75%	2025	6,000	—
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	7,294	7,259
Term loan	2.990%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiaries
Senior note	7.995%	2036	1,485	1,485
First mortgage bonds	7.125% - 8.770%	2019 - 2025	151	223
Other	9.000%	2019	150	150
Capital lease and other obligations(3)	Various	Various	740	440
Unamortized discounts, net			(164)	(133)
Unamortized debt issuance costs			(203)	(193)
Total long-term debt			24,978	19,993
Less current maturities not associated with assets held for sale			(124)	(1,503)
Less capital lease obligations associated with assets held for sale			—	(305)
Long-term debt, excluding current maturities and capital leases obligations associated with assets held for sale			$24,854	18,185
______________________________________________________________________

(1)
The aggregate amount outstanding on our 2012 credit facility and revolving line of credit borrowings at December 31, 2016 was $370 million with a weighted-average interest rate of 4.500%. At September 30, 2017, we had no borrowings outstanding under our 2012 credit facility and revolving line of credit. These amounts change on a regular basis. As described under "2017 Credit Agreement" below, we discharged and terminated our 2012 credit facility on November 1, 2017.

(2)
Represents the fixed rate and the obligor in effect at September 30, 2017. Please see "2017 Credit Agreement" for further information on our term loans and revolving credit facility under our June 19, 2017 credit agreement.

(3)
As a result of not meeting the sale leaseback accounting requirements, we must treat a certain amount of the pre-tax cash proceeds from the sale of our real estate assets as though it were the result of a financing obligation on our consolidated balance sheet. Also, the capital lease obligations that were shown as held for sale as of December 31, 2016 are retained and revalued. Please see Note 3—Sale of Data Centers and Colocation Business for additional information on our most current estimate of the financing obligation.

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
Repayments
On August 1, 2017, subsidiaries of Embarq Corporation paid at maturity the $72 million principal amount and accrued and unpaid interest due under their 8.77% Notes.
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
2017 Credit Agreement
As further described in Note 2—Acquisition of Level 3, we completed our acquisition of Level 3 on November 1, 2017. To finance a substantial portion of our acquisition of Level 3, on June 19, 2017, we caused our wholly-owned subsidiary, CenturyLink Escrow, LLC (the "Escrow Borrower"), to enter into a credit agreement (the "Credit Agreement") with, among others, Bank of America, N.A., as administrative agent and collateral agent, providing for $9.945 billion in senior secured credit facilities (the "New Senior Secured Credit Facilities"). These facilities consist of:

•
a $2 billion revolving credit facility (“the New Revolving Credit Facility”), which has 18 lenders, each with commitments ranging from $32.8 million to $167.8 million, which we initially drew upon on November 1, 2017;

•	a $1.575 billion senior secured Term Loan A credit facility, which has 17 lenders, each with commitments ranging from $28.6 million to $132.2 million, which we drew in full on November 1, 2017;

•	a $370 million senior secured Term Loan A-1 credit facility with CoBank, ACB, which we drew in full on November 1, 2017; and

•
a $6 billion senior secured Term Loan B credit facility, the proceeds of which were fully pre-funded less a discount into escrow on June 19, 2017 and released to us on November 1, 2017. These escrowed debt proceeds, together with pre-funded amounts in escrow to cover interest payments, are reflected as "restricted cash" in our consolidated balance sheet as of September 30, 2017.

We used the proceeds of borrowings under the New Senior Secured Credit Facilities, together with other available funds (including amounts received from Level 3), (i) to fund the cash portion of the consideration and transaction costs payable in connection with the Level 3 acquisition and (ii) to repay all indebtedness outstanding under our 2012 term loan, and we terminated our 2012 credit facility, the revolving line of credit and our 2012 term loan. The New Revolving Credit Facility and borrowings under the Term Loan A and A-1 facilities will mature on November 1, 2022. Borrowings under the Term Loan B facility will mature on January 31, 2025.
By virtue of merging the Escrow Borrower into CenturyLink, Inc. on November 1, 2017, CenturyLink, Inc. assumed all rights and obligations under the Credit Agreement, including the right to borrow funds under the New Revolving Credit Facility on the terms and conditions specified in the Credit Agreement.

Loans under the Term Loan A and A-1 facilities and the New Revolving Credit Facility bear interest at a rate equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the alternative base rate (each as defined in the Credit Agreement) plus an applicable margin between 2.25% to 3.00% per annum for LIBOR loans and 1.25% to 2.00% per annum for alternative base rate loans, depending on our then current total leverage ratio. Borrowings under the Term Loan B facility bore interest at 1.375% per annum between June 19, 2017 and July 18, 2017, at 2.75% per annum from July 19, 2017 through the date of closing of the Level 3 acquisition and will bear interest of LIBOR plus 2.75% per annum thereafter. Loans under each of the term loan facilities require certain specified quarterly amortization payments and certain specified mandatory prepayments in connection with certain asset sales and debt issuances and out of excess cash flow, among other things, subject in each case to certain significant exceptions.
All of our obligations under the New Senior Secured Credit Facilities are guaranteed by certain of our subsidiaries. The guarantees by certain of those guarantors are secured by a first priority security interest in substantially all assets (including certain subsidiaries' stock) directly owned by them, subject to certain exceptions and limitations.
The New Revolving Credit Facility replaced our 2012 revolving credit facility. A portion of the New Revolving Credit Facility in an amount not to exceed $100 million is available for swingline loans and a portion in an amount not to exceed $400 million is available for the issuance of letters of credit. On November 1, 2017, we discharged our 2012 term loan scheduled to mature in 2019 and entered into Term Loan A-1 with the same lender. On such date, we also paid certain specified financing fees totaling $239 million under the New Senior Secured Credit Facilities.
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
The New Senior Secured Credit Facilities contain various representations and warranties and affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates, dispose of assets and merge or consolidate with any other person.
Covenants
As of September 30, 2017, we believe we were in compliance with the provisions and covenants contained in our 2012 revolving credit facility, Credit Agreement and other material debt agreements.
Level 3 Debt
Level 3 and its financing subsidiary are indebted under certain senior notes and term loans, all of which contain various affirmative and negative covenants. Additional information about this indebtedness can be found elsewhere herein and in Level 3's filings with the SEC.
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
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities - other and report the noncurrent portion in deferred credits and other liabilities - other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At September 30, 2017, the current and noncurrent portions of our leased real estate accrual were $8 million and $53 million, respectively. The remaining lease terms range from 0.7 years to 8.2 years, with a weighted-average of 7.2 years.

Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2016	$98	67
Accrued to expense	19	3
Payments, net	(98)	(9)
Reversals and adjustments	—	—
Balance at September 30, 2017	$19	61
(6)  Employee Benefits
Net periodic benefit expense (income) for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Service cost	$16	16	47	48
Interest cost	102	107	308	321
Expected return on plan assets	(166)	(183)	(499)	(550)
Recognition of prior service credit	(2)	(2)	(6)	(6)
Recognition of actuarial loss	51	44	154	131
Net periodic pension benefit expense (income)	$1	(18)	4	(56)
Net periodic benefit expense for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Service cost	$4	4	13	14
Interest cost	25	29	75	84
Expected return on plan assets	—	(2)	(1)	(6)
Recognition of prior service cost	5	5	15	15
Net periodic post-retirement benefit expense	$34	36	102	107
We report service cost for our qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. The remaining components of net periodic benefit expense (income) are reported in other income (expense), net in our consolidated statements of operations. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets.
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2017. However, we made a voluntary contribution of $100 million to the trust for our qualified pension plan in the third quarter of 2017.

(7)  Earnings Per Common Share
Basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$92	152	272	584
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	92	152	272	584
Net income as adjusted for purposes of computing diluted earnings per common share	$92	152	272	584
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	549,618	546,310	548,779	545,715
Non-vested restricted stock	(8,097)	(6,504)	(7,666)	(6,304)
Weighted-average shares outstanding for computing basic earnings per common share	541,521	539,806	541,113	539,411
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	432	1,101	756	1,072
Number of shares as adjusted for purposes of computing diluted earnings per common share	541,963	540,917	541,879	540,493
Basic earnings per common share	$0.17	0.28	0.50	1.08
Diluted earnings per common share	$0.17	0.28	0.50	1.08
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 5.1 million and 2.7 million for the three months ended September 30, 2017 and 2016, respectively, and averaged 4.2 million and 3.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of September 30, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$24,238	24,642	19,553	19,639
(9)  Segment Information
Segment Data
In January 2017, we implemented a new organizational structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to "enterprise" segment. At September 30, 2017, we had the following two reportable segments:

•
Enterprise Segment. Consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, broadband, wavelength, VoIP and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. Consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

In connection with our January 2017 reorganization, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our former business segment to a new non-reportable operating segment.

The results of our two reportable segments, enterprise and consumer, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total reportable segment revenues	$3,558	3,916	10,943	11,776
Total reportable segment expenses	1,913	2,068	5,720	6,009
Total reportable segment income	$1,645	1,848	5,223	5,767
Total margin percentage	46%	47%	48%	49%

Enterprise segment:
Revenues	$2,171	2,444	6,742	7,321
Expenses	1,292	1,425	3,907	4,116
Income	$879	1,019	2,835	3,205
Margin percentage	40%	42%	42%	44%
Consumer segment:
Revenues	$1,387	1,472	4,201	4,455
Expenses	621	643	1,813	1,893
Income	$766	829	2,388	2,562
Margin percentage	55%	56%	57%	58%
Additional Changes in Segment Reporting
As a part of the implementation of the new organizational structure described in "Segment Data", we made several changes with respect to the assignment of certain expenses to our reportable segments, most notably the reassignment of certain marketing and advertising expenses from the consumer segment to the enterprise segment. We have recast our previously-reported segment results for the three and nine months ended September 30, 2016, to conform to the current presentation reflected in this report.
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017 we began managing our operations in two segments: (i) business segment, which consists generally of providing strategic, legacy and data integration products and services (including information technology, managed hosting, cloud hosting and hosting area network services previously reflected in our above-mentioned non-reportable segment) to small, medium and enterprise businesses and wholesale and government customers, including other communication providers and (ii) consumer segment, which consists generally of providing strategic and legacy products and services to residential customers.
Product and Service Categories
From time to time, we change the categorization of our products and services, and we may make similar changes in the future. During the second quarter of 2017, we determined that certain of our legacy services, specifically our dark fiber network leasing, are more closely aligned with our strategic services than with our legacy services. As a result, we now reflect these operating revenues as strategic services, and we have reclassified certain prior period amounts to conform to this change. The revision resulted in an increase of revenue from strategic services and a corresponding decrease in revenue from legacy services of $12 million and $36 million for the three and nine months ended September 30, 2016, respectively.
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), wavelength, VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment, the building of proprietary fiber-optic broadband networks for our governmental and business customers and the reselling of software; and

•
Other operating revenues, which consist primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific services we list on our customers' invoices to fund the FCC's universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties and from rental income associated with the failed-sale-leaseback. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Strategic services
Enterprise high-bandwidth data services (1)	$767	744	2,296	2,235
Other enterprise strategic services (2)	182	334	735	989
IT and managed services (3)	169	160	483	483
Consumer broadband services (4)	673	674	1,995	2,023
Other consumer strategic services (5)	101	115	311	340
Total strategic services revenues	1,892	2,027	5,820	6,070

Legacy services
Enterprise voice services (6)	551	601	1,682	1,834
Enterprise low-bandwidth data services (7)	289	339	905	1,056
Other enterprise legacy services (8)	252	265	754	809
Consumer voice services (6)	541	605	1,678	1,854
Other consumer legacy services (9)	72	78	216	237
Total legacy services revenues	1,705	1,888	5,235	5,790

Data integration
Enterprise data integration	130	161	370	398
IT and managed services data integration	4	2	14	3
Consumer data integration	—	—	1	1
Total data integration revenues	134	163	385	402

Other revenues
High-cost support revenue (10)	165	171	501	518
Other revenue (11)	138	133	392	401
Total other revenues	303	304	893	919

Total revenues	$4,034	4,382	12,333	13,181
______________________________________________________________________

(1)	Includes MPLS, Ethernet and wavelength revenue
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
(10)	Includes CAF Phase 1, CAF Phase 2 and federal and state USF support revenue
(11)	Includes USF surcharges and failed-sale-leaseback rental income

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $129 million and $144 million for the three months ended September 30, 2017 and 2016, respectively, and $392 million and $435 million for the nine months ended September 30, 2017 and 2016, respectively. These USF surcharges, where we record revenue, are included in "other" operating revenues and these transaction taxes are included in "legacy services" revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.
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
The following table reconciles total reportable segment income to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total reportable segment income	$1,645	1,848	5,223	5,767
Non-reportable segment revenues	173	162	497	486
Other operating revenues	303	304	893	919
Depreciation and amortization	(910)	(995)	(2,739)	(2,958)
Other operating expenses	(724)	(726)	(2,389)	(2,286)
Total other expense, net	(348)	(344)	(999)	(982)
Income before income tax expense	139	249	486	946
Income tax expense	(47)	(97)	(214)	(362)
Net income	$92	152	272	584
At September 30, 2017, we did not have any single customer that provided more than 10% of our total consolidated operating revenues, and substantially all of our consolidated revenues came from customers located in the United States.
(10) Commitments and Contingencies
We are vigorously defending against all of the matters described below (excluding those referred to under the heading "Hurricane Damage"). As a matter of course, we are prepared to both litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have established accrued liabilities for these matters described below where losses are deemed probable and reasonably estimable.

Pending CenturyLink Matters
Shareholder Class Action Suit
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
Retiree Benefits Suit
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The court certified classes on the claims for vested benefits and age discrimination, but rejected class certification on the claims for breach of fiduciary duty. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs alleged breach of fiduciary duty in connection with the changes in retiree benefits that were at issue in Fulghum. After extensive district court proceedings in Fulghum, and an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit, defendants prevailed in 2015 on all age discrimination claims and on the majority of claims for vested benefits. The district court in Fulghum subsequently granted judgment in favor of defendants on all remaining vested benefits claims, and in July 2016 ordered that any affected class members could appeal this ruling. No appeal was taken, and all claims for vested benefits thus have lapsed. On August 31, 2016, the parties reached a settlement in principle on all remaining claims in Fulghum and Abbott. Since then, a settlement agreement has been finalized and, per its terms, the settlement funds have been distributed to class members. The settlement payments were not material to our consolidated financial statements.
Switched Access Disputes
Subsidiaries of CenturyLink, Inc. are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated in the United States District Court for the Northern District of Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, IXCs, including Sprint Communications Company L.P. ("Sprint") and various affiliates of Verizon Communications Inc. ("Verizon"), assert that federal and state laws bar LECs from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices that are routed through an IXC. Some of these IXCs have asserted claims seeking refunds of payments for access charges previously paid and relief from future access charges.
In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges. In light of this ruling, some of the defendants, including us, have petitioned the FCC to address these issues on an industry-wide basis.
As both an IXC and a LEC, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable. If we are required to stop assessing these charges or to pay refunds of any such charges, our financial results could be negatively affected.

State Tax Suits
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
Billing Practices Suits
In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, a series of consumer and shareholder putative class actions were filed against us, and we received several shareholder derivative demands. In July 2017, the Minnesota Attorney General also filed a civil suit on behalf of the Minnesota consumers alleging that we engaged in improper sales and billing practices. The filing of additional related lawsuits is possible. The consumer putative class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings. The shareholder putative class actions have been consolidated into a single action that currently is pending in U.S. District Court for the Western District of Louisiana. In addition, a separate, related class action has been filed in U.S. District Court for the Southern District of New York purportedly on behalf of persons who purchased certain of our Senior Notes. In late June 2017, the Board of Directors formed a special committee of outside directors to investigate improper sales and billing practices and related matters. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. Both investigations are ongoing.
Pending Litigation Matters Assumed in Level 3 Acquisition
Rights-of-Way Litigation
Level 3 is party to a number of purported class action lawsuits involving its right to install fiber optic cable network in railroad right-of-ways adjacent to plaintiffs' land. In general, Level 3 obtained the rights to construct its networks from railroads, utilities, and others, and have installed its networks along the rights-of-way so granted. Plaintiffs in the purported class actions assert that they are the owners of lands over which the fiber optic cable networks pass, and that the railroads, utilities and others who granted Level 3 the right to construct and maintain its network did not have the legal authority to do so. The complaints seek damages on theories of trespass, unjust enrichment and slander of title and property, as well as punitive damages. Level 3 has also received, and may in the future receive, claims and demands related to rights-of-way issues similar to the issues in these cases that may be based on similar or different legal theories. Level 3 has defeated motions for class certification in a number of these actions but expect that, absent settlement of these actions, plaintiffs in the pending lawsuits will continue to seek certification of statewide or multi-state classes. The only lawsuit in which a class was certified against Level 3, absent an agreed upon settlement, occurred in Koyle, et. al. v. Level 3 Communications, Inc., et. al., a purported two state class action filed in the United States District Court for the District of Idaho. The Koyle lawsuit has been dismissed pursuant to a settlement reached in November 2010 as described further below.
Level 3 negotiated a series of class settlements affecting all persons who own or owned land next to or near railroad rights of way in which Level 3 has installed its fiber optic cable networks. The United States District Court for the District of Massachusetts in Kingsborough v. Sprint Communications Co. L.P. granted preliminary approval of the proposed settlement; however, on September 10, 2009, the court denied a motion for final approval of the settlement on the basis that the court lacked subject matter jurisdiction and dismissed the case.
In November 2010, Level 3 negotiated revised settlement terms for a series of state class settlements affecting all persons who own or owned land next to or near railroad rights of way in which Level 3 has installed its fiber optic cable networks. Level 3 is currently pursuing presentment of the settlement in applicable jurisdictions. The settlements, affecting current and former landowners, have received final federal court approval in all but one of the applicable states, and the parties are actively engaged in, or have completed, the claims process for the vast majority of the applicable states, including payment of claims. Level 3 continues to seek approval in the remaining state.

Management believes that Level 3 has substantial defenses to the claims asserted in the remaining state and intends to defend them vigorously if a satisfactory settlement is not ultimately approved for the affected landowners.
Peruvian Tax Litigation
Beginning in 2005, one of Level 3’s Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $16 million at September 30, 2017.
Level 3 challenged the tax assessments during 2005 by filing administrative claims before SUNAT. During August 2006 and June 2007, SUNAT rejected Level 3’s administrative claims, thereby confirming the assessments. Appeals were filed in September 2006 and July 2007 with the Tribunal Fiscal, the highest level of administrative review, which is not part of the Peru judiciary (the "Tribunal"). The 2001 and 2002 assessed withholding tax assessments were resolved in our favor in separate administrative resolutions; however, the penalties with respect to withholding tax remain at issue in the administrative appeals.
In October 2011, the Tribunal issued its administrative resolution with respect to the calendar year 2002 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, deciding the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Level 3 appealed the Tribunal's October 2011 administrative resolutions to the judicial court in Peru. In September 2014, the first judicial court rendered a decision largely in Level 3’s favor on the central issue underlying the assessments. SUNAT appealed the court’s decision to the next judicial level. The court of appeal remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In April 2016, the first judicial level rendered a decision in Level 3’s favor on the central issue underlying the assessments. SUNAT has appealed the substantive issue to the next judicial level. Level 3 also appealed certain procedural points. In May 2017, the court of appeal issued a decision reversing the favorable decision reached by the first judicial level. In June 2017, Level 3 filed an appeal of the decision to the Supreme Court of Justice, the final judicial level.
In October 2013, the Tribunal notified Level 3 of its July 2013 administrative resolution with respect to the calendar year 2001 tax period regarding VAT, associated penalties and penalties associated with withholding taxes, determining the central issue underlying the assessments in the government's favor, while confirming the assessment in part and denying a portion of the assessment on procedural grounds. Level 3 appealed the Tribunal's July 2013 administrative resolutions to the judicial court in Peru. In April 2015, the first judicial court rendered a decision largely in SUNAT’s favor on the central issue underlying the assessments. Level 3 appealed the court’s decision to the next judicial level. In April 2016, the court of appeal rendered a decision that declared null the April 2015 decision and remanded the case to the first judicial court for further development of the facts and legal analysis supporting its decision. In June 2017, the first judicial court issued a ruling against Level 3 primarily based on the same grounds from the original decision. In June 2017, Level 3 filed an appeal with the court of appeal. An oral hearing took place before the court of appeals on October 18, 2017. A decision on this case is pending.
In December 2013, SUNAT initiated an audit of calendar year 2001. In June 2014, Level 3 was served with SUNAT’s assessments of the 2001 VAT credits declared null by the Tribunal and the corresponding fine. In July 2014, Level 3 challenged these assessments by filing administrative claims before SUNAT. In January 2015, SUNAT rejected the administrative claims, thereby confirming the assessments. Level 3 filed an appeal with the Tribunal in February 2015. In May 2015, the Tribunal notified Level 3 of its administrative resolution declaring the assessments and corresponding fines null. The time for SUNAT to appeal this resolution has closed. Under local practice, notification of an appeal can take several months. Counsel confirmed in the first quarter of 2016 that SUNAT has not filed an appeal to the resolution. Nevertheless, SUNAT retains the right to reissue the assessments declared null or start a new audit. However, Level 3 is under no obligation to provide additional information and any fine issued by SUNAT based on the same information that it has already used in the past would be declared null. Accordingly, in March 2016, Level 3 released an accrual of approximately $15 million for an assessment and associated interest.
In addition, based on a change in legal interpretation by the Peruvian judicial courts, the statute of limitations with respect to the 2001 fines has expired. Accordingly, in the fourth quarter of 2016, Level 3 released an accrual of approximately $11 million of fines and associated interest.

Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of Level 3’s Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from Level 3 or termination of service relationships. Level 3 is vigorously defending itself against the asserted claims, which aggregate to approximately $30 million at September 30, 2017.
Brazilian Tax Claims
In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of Level 3’s Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing movable properties (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. During the third quarter of 2014, Level 3 released an accrual of $6 million for tax, penalty and associated interest corresponding to the ICMS applicable on the provision of Internet access services due to the expiration of the statute of limitations for the January 2008 to June 2009 tax periods. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues. Level 3 has filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and Level 3 has appealed those decisions to the judicial courts. In October 2012 and June 2014, Level 3 received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level and Level 3 appealed this decision to the second administrative level. During the fourth quarter of 2014, Level 3 entered into an amnesty with the Rio de Janeiro state tax authorities with respect to potential ICMS liability for the 2008 tax period. As a result, Level 3 paid $5 million and released an accrual of $3 million of tax corresponding to the ICMS applicable on the provision of Internet access services in the fourth quarter of 2014.
Level 3 is vigorously contesting all such assessments in both states and, in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, Level 3 believes it is reasonably possible that these assessments could result in a loss of up to $54 million at September 30, 2017 in excess of the accruals established for these matters.
Other Level 3 Matters
Level 3 has recently been notified of a qui tam action pending against Level 3 Communications, Inc., certain former employees and others in the United States District Court for the Eastern District of Virginia (United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al., Case No. 1:13-cv-1453). Certain statutes permit private citizens, called “relators,” to institute civil proceedings alleging violations of those statutes. These qui tam cases are typically sealed by the court at the time of filing. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.
The amended complaint alleges that Level 3, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator seeks damages in this lawsuit of approximately $50 million, subject to trebling, plus statutory penalties, pre-and-post judgment interest, and attorney’s fees. The case is currently stayed.
As Level 3 only recently been made aware of the content of the amended complaint, Level 3 is evaluating its defenses to the claims. At this time, Level 3 does not believe it is probable Level 3 will incur a material loss. If, contrary to its expectations, the plaintiff prevails in this matter and proves damages at or near $50 million, and is successful in having those damages trebled, the outcome could have a material adverse effect on its results of operations in the period in which a liability is recognized and on its cash flows for the period in which any damages are paid.
The two former Level 3 employees named in the qui tam amended complaint and others were also indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Level 3 is fully cooperating in the government’s investigations in this matter.

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
Hurricane Damage
During the third quarter of 2017, multiple hurricanes struck portions of United States, which caused damage to our facilities and disruption of our services in certain areas of multiple states. We are still in the process of assessing the full extent of the damage. However, based on our current assessment, we estimate that expenditures required for the restoration of our network and physical plant may range from $20 million to $25 million, including repairs and equipment replacement. In addition, Level 3 incurred damage to certain of its facilities from multiple hurricanes, and estimate expenditures required for the restoration of their network and physical plant of $6 million, including repairs and equipment replacement. These damage estimates are subject to many uncertainties and may change materially as we complete physical surveys.
The hurricanes did not have a significant impact on our financial condition or results of operations as of and for the three and nine months ended September 30, 2017, as the majority of the capital and repair expenditures will be recorded in the future periods as we incur the costs.
_________________
The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our forward-looking statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part II of this report.
(11)  Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of September 30, 2017	As of December 31, 2016
	(Dollars in millions)
Prepaid expenses	$245	206
Materials, supplies and inventory	131	134
Deferred activation and installation charges	109	101
Other	154	106
Total other current assets	$639	547

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of September 30, 2017	As of December 31, 2016
	(Dollars in millions)
Accounts payable	$939	1,179
Other current liabilities:
Accrued rent	$32	31
Legal contingencies	36	30
Other	148	152
Total other current liabilities	$216	213
Included in accounts payable at September 30, 2017 and December 31, 2016, were (i) $69 million and $56 million, respectively, representing book overdrafts and (ii) $165 million and $196 million, respectively, associated with capital expenditures.
(12)  Accumulated Other Comprehensive Loss
Information Relating to 2017
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2017:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at June 30, 2017	$(1,836)	(156)	(58)	(2,050)
Other comprehensive income (loss) before reclassifications	—	—	18	18
Amounts reclassified from accumulated other comprehensive income	34	4	—	38
Net current-period other comprehensive income	34	4	18	56
Balance at September 30, 2017	$(1,802)	(152)	(40)	(1,994)

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)
Other comprehensive income (loss) before reclassifications	—	—	20	20
Amounts reclassified from accumulated other comprehensive income	93	10	—	103
Net current-period other comprehensive income	93	10	20	123
Balance at September 30, 2017	$(1,802)	(152)	(40)	(1,994)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2017:

Three Months Ended September 30, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$51	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	54
Income tax benefit	(16)	Income tax expense
Net of tax	$38

Nine Months Ended September 30, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$154	Other income (expense), net
Prior service cost	9	Other income (expense), net
Total before tax	163
Income tax benefit	(60)	Income tax expense
Net of tax	$103
________________________________________________________________________

(1)	See Note 6—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2016:

Three Months Ended September 30, 2016	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$44	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	47
Income tax benefit	(17)	Income tax expense
Net of tax	$30

Nine Months Ended September 30, 2016	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$131	Other income (expense), net
Prior service cost	9	Other income (expense), net
Total before tax	140
Income tax benefit	(52)	Income tax expense
Net of tax	$88
________________________________________________________________________

(1)	See Note 6—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
(13)  Labor Union Contracts
As of September 30, 2017, approximately 36% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). Approximately 600 of our employees are subject to collective bargaining agreements that are scheduled to expire during the remainder of 2017. In mid-2017, we reached new agreements with the CWA District 7 and IBEW Local 206, which represented at September 30, 2017 approximately 10,000, or 25%, of our employees that were subject to collective bargaining agreements which expired on October 7, 2017. The new agreements were effective June 18, 2017 and will expire on March 28, 2020 and include terms substantially similar to those contained in the prior agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context requires otherwise, (i) references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Communications, Inc. prior to our acquisition thereof and to its successor-in-interest Level 3 Parent, LLC after such acquisition.
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
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2016, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first nine months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.
We are an integrated communications company engaged primarily in providing an array of services to our residential and business customers. Our communications services include local and long-distance voice, broadband, Multi-Protocol Label Switching ("MPLS"), private line (including special access), Ethernet, hosting (including cloud hosting and managed hosting), data integration, video, wavelength, network, public access, Voice over Internet Protocol ("VoIP"), information technology and other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At September 30, 2017, we operated 10.5 million access lines in 37 states and served 5.8 million broadband subscribers. Our methodology for counting access lines and broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies.
Acquisition of Level 3
On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. As a result of the acquisition, Level 3 shareholders received $26.50 per share in cash and 1.4286 shares of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 common stock they owned at closing, subject to certain limited exceptions. Upon closing, CenturyLink shareholders owned approximately 51% and Level 3 shareholders owned approximately 49% of the combined company. At closing, we assumed Level 3's long-term debt of approximately $11 billion.
During the three and nine months ended September 30, 2017, we recognized $68 million and $96 million, respectively, of acquisition and integration expenses associated with our activities related to the pending Level 3 acquisition. We expect to recognize approximately $225 million in merger-related transaction costs, including investment banker and legal fees, in the fourth quarter of 2017 in connection with consummating the transaction. We expect to incur additional integration costs, including compensation expense comprised of severance and stock-based compensation for stock-based awards that will vest in connection with the acquisition. Most of these contingent expenses will be recognized in our consolidated financial statements in the fourth quarter of 2017, with the remainder recognized thereafter. Compensation expense related to retention bonuses is accrued from the date of the offer through the date they are paid. The final amount of compensation expense to be recognized is partially dependent upon personnel decisions that will be made as part of our continuing integration planning. These amounts may be material.

As a result of the acquisition, Level 3's assets and liabilities will be revalued and recorded at fair value. The assignment of fair value will require a significant amount of judgment. The use of fair value measures will affect the comparability of our post-acquisition financial information and may make it more difficult to predict earnings in future periods. For example, Level 3 has certain deferred costs and deferred revenues on its balance sheet associated with capacity leases. Based on the accounting guidance for business combinations, these existing deferred costs and deferred revenues are expected to be assigned little or no value in the purchase price allocation process and will thus be eliminated. See Note 2—Acquisition of Level 3 for additional information on the acquisition.
For additional information about our acquisition of Level 3, see (i) Note 2, (ii) our current report on Form 8-K filed by us with the Securities and Exchange Commission (the "SEC") on November 1, 2017 and (iii) the definitive joint proxy statement/prospectus filed by us with the SEC on February 13, 2017.
Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for cash and a minority stake in the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies ("Cyxtera"). As part of the transaction, the Purchaser acquired 57 of our data centers and assumed our capital lease obligations, which amounted to $294 million on May 1, 2017, related to the divested properties.
Our colocation business generated revenues (excluding revenue from affiliates) of approximately $210 million from January 1, 2017 through May 1, 2017, and approximately $470 million for the nine months ended September 30, 2016 (a small portion of which has been retained by us). We received pre-tax cash proceeds of $1.8 billion and a minority stake in Cyxtera.
This transaction did not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera. Based on our most current estimates, the failed-sale-leaseback accounting treatment increased net income by $1 million and decreased net income by $100 million on our consolidated results of operations for the three and nine months ended September 30, 2017, respectively.
After factoring in the costs to sell the data centers and colocation business, excluding the estimated impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain as a result of the aggregate value of the proceeds we received exceeding the carrying value of the assets sold and liabilities assumed. Based on our most current estimates of the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined net loss of $82 million is included in selling, general and administrative expenses in our consolidated statement of operations for the nine months ended September 30, 2017. The sale also resulted in a significant capital loss carryforward, which will be entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
From May 1, 2017 through December 31, 2017 and all of 2018, we will be required by GAAP to record similar non-cash adjustments to our net income as those most current estimates listed above, other than our recording of a one-time loss on the sale of the business in the second quarter of 2017. Upon the January 1, 2019 implementation of the new accounting standard for Leases (ASU 2016-02), which was issued by the FASB in early 2016, this particular accounting treatment will no longer be applicable for this transaction, and the real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.
See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Recent Changes in Organizational Structure
In January 2017, we implemented a new organizational structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to the "enterprise" segment. At September 30, 2017, we had the following two segments:

•
Enterprise Segment. This segment consists generally of providing strategic, legacy and data integration products and services to small, medium and enterprise business, wholesale and governmental customers, including other communication providers. Our strategic products and services offered to these customers include our MPLS, Ethernet, broadband, wavelength, VoIP and other ancillary services. Our legacy services offered to these customers primarily include local and long-distance voice, including the sale of unbundled network elements ("UNEs"), which allow our wholesale customers to use all or part of our network to provide voice and data services to their customers, private line (including special access), switched access and other ancillary services. Our data integration offerings include the sale of telecommunications equipment located on customers' premises and related products and professional services, all of which are described further below under the heading "Product and Service Categories"; and

•
Consumer Segment. This segment consists generally of providing strategic and legacy products and services to residential customers. Our strategic products and services offered to these customers include our broadband, video (including our Prism TV services) and other ancillary services. Our legacy services offered to these customers include local and long-distance voice and other ancillary services.

In connection with our January 2017 reorganization, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our former business segment to a new non-reportable operating segment.
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017 we began managing our operations in two segments: (i) business segment, which consists generally of providing strategic, legacy and data integration products and services (including information technology, managed hosting, cloud hosting and hosting area network services previously reflected in our above-mentioned non-reportable segment) to small, medium and enterprise businesses and wholesale and government customers, including other communication providers and (ii) consumer segment, which consists generally of providing strategic and legacy products and services to residential customers.
Results of Operations
The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions except per share amounts)
Operating revenues	$4,034	4,382	12,333	13,181
Operating expenses	3,547	3,789	10,848	11,253
Operating income	487	593	1,485	1,928
Total other expense, net	(348)	(344)	(999)	(982)
Income tax expense	47	97	214	362
Net income	$92	152	272	584
Basic earnings per common share	$0.17	0.28	0.50	1.08
Diluted earnings per common share	$0.17	0.28	0.50	1.08

The following table summarizes our access lines, broadband subscribers and number of employees:

	As of September 30,		Increase / (Decrease)	% Change
	2017	2016
	(in thousands)
Operational metrics:
Total access lines(1)	10,506	11,231	(725)	(6)%
Total broadband subscribers(1)	5,767	5,950	(183)	(3)%
Total employees	39.5	42.5	(3.0)	(7)%
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

During the last decade, we have experienced revenue declines primarily due to declines in access lines, private line volume, switched access rates and minutes of use. To mitigate these revenue declines, we remain focused on efforts to, among other things:

•	migrate customers from legacy analog voice, data and video communications services to IP-based voice, video and data communications services;

•	deliver safe, secure and reliable network communications technologies;

•
provide comprehensive bandwidth and associated services necessary for our business customers to deliver their products and services faster to market, to improve the quality of those products and services, and to lower our customers' operational costs;

•	provide security expertise and services to our customers to protect their data communications;

•
provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	attempt to provide our premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable;

•	seek increases in the capacity, speed and usage of our networks; and

•	market our products and services to new customers.

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
We categorize our products, services and revenues among the following four categories:

•
Strategic services, which include primarily broadband, MPLS, Ethernet, hosting (including cloud hosting and managed hosting), video (including our facilities-based video services, which we offer in 16 markets), wavelength, VoIP, information technology and other ancillary services;

•
Legacy services, which include primarily local and long-distance voice, including the sale of UNEs, private line (including special access), Integrated Services Digital Network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), switched access and other ancillary services;

•
Data integration, which includes the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment, the building of proprietary fiber-optic broadband networks for our governmental and business customers and the reselling of software; and

•
Other operating revenues, which consists primarily of Connect America Fund ("CAF") support payments, Universal Service Fund ("USF") support payments and USF surcharges. We receive federal support payments from both Phase 1 and Phase 2 of the CAF program, and support payments from both federal and state USF programs. These support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers. We also collect USF surcharges based on specific services we list on our customers' invoices to fund the Federal Communications Commission's ("FCC") universal service programs. We also generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties. Because we centrally manage the activities that generate these other operating revenues, these revenues are not included in our segment revenues.

The following tables summarize our consolidated operating revenues recorded under our four revenue categories:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$1,892	2,027	(135)	(7)%
Legacy services	1,705	1,888	(183)	(10)%
Data integration	134	163	(29)	(18)%
Other	303	304	(1)	—%
Total operating revenues	$4,034	4,382	(348)	(8)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Strategic services	$5,820	6,070	(250)	(4)%
Legacy services	5,235	5,790	(555)	(10)%
Data integration	385	402	(17)	(4)%
Other	893	919	(26)	(3)%
Total operating revenues	$12,333	13,181	(848)	(6)%

Our total operating revenues decreased by $348 million, or 8%, and by $848 million, or 6%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The decrease in our total operating revenues for both periods was primarily due to lower legacy services revenues, which decreased by $183 million, or 10%, and by $555 million, or 10%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. Our total operating revenues were also impacted from the sale of our data centers and colocation business, which closed on May 1, 2017, and resulted in a reduction of colocation revenues of $150 million and $250 million for the three and nine months ended September 30, 2017, respectively, as compared to the comparable prior year periods. Our colocation revenues are reported in our strategic services revenues.
The decline in our legacy services revenues for both periods reflects the continuing loss of access lines and loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including special access) services. We estimate that the rate of our access lines losses will be between 6.0% and 7.5% over the full year of 2017.
Excluding the above-referenced reduction in colocation revenues, our strategic services revenues increased by $15 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to increased demand for our MPLS and cloud hosting services and an increase in information technology services as a result of recent business acquisitions. These increases were partially offset by declines in our satellite video services revenues due to the restructuring of one of our contractual agreements, the loss of broadband subscribers and reductions in wavelength and managed hosting volumes. Excluding the reduction in colocation revenues, our strategic services revenues were flat for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. On a comparable basis year over year, demand for our MPLS, cloud hosting and VOIP services increased, and we recognized an increase in information technology services as a result of recent business acquisitions. These increases were fully offset by the loss of broadband subscribers, reductions in wavelength and managed hosting volumes and declines in our satellite video services revenues due to the restructuring of one of our contractual agreements.
Data integration revenues, which are typically more volatile than our other sources of revenues, decreased by $29 million, or 18%, and by $17 million, or 4%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The decrease in our data integration revenues for both periods was primarily due to decreases in governmental and business sales.
Other operating revenues decreased by $1 million, or less than 1%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 primarily due to lower federal USF surcharge revenues as a result of decreases in rates and reductions in CAF Phase 2 transitional revenues. These decreases were substantially offset by an increase in imputed rental income required to be reflected in our consolidated statement of operations as a result of the application of failed-sale-leaseback accounting as further described in Note 3—Sale of Data Centers and Colocation Business. Other operating revenues decreased by $26 million, or 3%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to lower federal USF surcharge revenues as a result of decreases in rates and reductions in CAF Phase 2 transitional revenues. These decreases were partially offset by the increase in imputed rental income required to be reflected in our consolidated statement of operations as a result of the application of failed-sale-leaseback accounting.
Further analysis of our segment operating revenues and trends impacting our performance are provided below in "Segment Results."
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,927	1,996	(69)	(3)%
Selling, general and administrative	710	798	(88)	(11)%
Depreciation and amortization	910	995	(85)	(9)%
Total operating expenses	$3,547	3,789	(242)	(6)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,705	5,845	(140)	(2)%
Selling, general and administrative	2,404	2,450	(46)	(2)%
Depreciation and amortization	2,739	2,958	(219)	(7)%
Total operating expenses	$10,848	11,253	(405)	(4)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) decreased by $69 million, or 3%, and by $140 million, or 2%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The decrease in our cost of services and products for the three months ended September 30, 2017 was primarily due to reductions in employee benefits from lower healthcare costs, real estate and power expenses from the sale of the colocation business and data centers, USF rates and customer premises equipment costs due to a decrease in sales of customer premises equipment, which were partially offset by increases in facility costs and network expense. The decrease in our cost of services and products for the nine months ended September 30, 2017 was primarily due to reductions in salaries and wages and employee benefits from lower headcount and healthcare costs, real estate and power expenses from the sale of the colocation business and data centers and USF rates, which were partially offset by increases in facility costs, network expense and costs related to Prism TV (resulting from higher programming rates).
Selling, General and Administrative
Selling, general and administrative expenses decreased by $88 million, or 11%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, external commissions and a favorable adjustment to the loss associated with the sale of the data centers and colocation business, which were partially offset by increases in marketing and advertising expenses and Level 3 acquisition and integration costs described above under "Acquisition of Level 3". Selling, general and administrative expenses decreased by $46 million, or 2%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease in our selling, general and administrative expenses was primarily due to reductions in salaries and wages from lower headcount, external commissions and bad debt expense. These decreases were substantially offset by losses recognized from the sale of our data centers and colocation business and the related failed-sale-leaseback as further described in Note 3—Sale of Data Centers and Colocation Business and increases in Level 3 acquisition and integration costs associated with the Level 3 acquisition.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$641	691	(50)	(7)%
Amortization	269	304	(35)	(12)%
Total depreciation and amortization	$910	995	(85)	(9)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$1,919	2,028	(109)	(5)%
Amortization	820	930	(110)	(12)%
Total depreciation and amortization	$2,739	2,958	(219)	(7)%

Depreciation expense decreased by $50 million, or 7%, and by $109 million, or 5%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and the sale of our data centers and colocation business. The depreciation expense related to our plant for the three and nine months ended September 30, 2017 was lower than the depreciation expense for the three and nine months ended September 30, 2016 due to full depreciation and retirement of certain plant placed in service prior to 2017. Additionally, we ceased depreciating property, plant and equipment assets of our data centers and colocation business when we entered into an agreement to sell that business. We estimate that we would have recorded additional depreciation expense of $54 million from January 1, 2017 through May 1, 2017 related to the property, plant and equipment sold to Cyxtera. These decreases were partially offset by an increase in depreciation expense attributable to new plant placed in service since September 30, 2016. As a result of not meeting sale-leaseback accounting requirements, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera; therefore, we are required to reflect a portion of the real estate assets on our consolidated balance sheet and depreciate these assets over their useful lives. As further described in Note 3—Sale of Data Centers and Colocation Business, of the $73 million increase in depreciation expense on these real estate assets, $44 million will not recur in future periods.
Amortization expense decreased by $35 million, or 12%, and by $110 million, or 12%, for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016. The decrease in amortization expense was primarily due to the use of accelerated amortization for a portion of our customer relationship assets and the sale of our data centers and colocation business. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. We ceased amortizing the intangible assets of our data centers and colocation business when we entered into the agreement to sell that business. We estimate that we would have recorded additional amortization expense of $13 million from January 1, 2017 through May 1, 2017, related to the intangible assets included in the colocation business sold to Cyxtera. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."
Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(362)	(327)	35	11%
Other income (expense), net	14	(17)	31	nm
Total other expense, net	$(348)	(344)	4	1%
Income tax expense	$47	97	(50)	(52)%

	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(1,000)	(998)	2	—%
Other income (expense), net	1	16	(15)	(94)%
Total other expense, net	$(999)	(982)	17	2%
Income tax expense	$214	362	(148)	(41)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense
Interest expense increased by $35 million, or 11%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in interest expense was primarily due to the recognition of imputed interest expense resulting from the failed-sale-leaseback as further described in Note 3—Sale of Data Centers and Colocation Business and interest on the $6 billion Term Loan B obtained in June 2017 for the purpose of providing funding for the Level 3 acquisition. These increases were partially offset by a reduction in the amount of coupon interest on senior notes and an increase in the amount of interest capitalized as a component of property, plant and equipment. Interest expense increased by $2 million, or less than 1%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase in interest expense was primarily due to the recognition of imputed interest expense resulting from the failed-sale-leaseback and interest on the $6 billion Term Loan B as noted above. These increases were partially offset by a reduction in the amount of coupon interest on senior notes, including a decrease in interest in connection with the issuance of $1 billion of new debt in April 2016, which was in advance of a debt maturity in June 2016 and an increase in the amount of interest capitalized as a component of property, plant and equipment.
Other Income (Expense), Net
Other income (expense), net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income (expense), net increased by $31 million for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in other income (expense), net was primarily due to a reduction in the loss on early retirement of debt and an increase in interest income resulting from the Term Loan B funds held in escrow. The expected return on assets for our pension and post-retirement plans was lower in 2017 as compared to 2016, which resulted in us recording pension and post-retirement expense in 2017 as compared to recording pension and post-retirement income in 2016. See Note 1—Background, "Recently Adopted Accounting Pronouncements" on our adoption of ASU 2017-07 and Note 6—Employee Benefits for additional information. Other income (expense), net decreased by $15 million, or 94%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease in other income (expense), net was primarily due to the lower expected return on assets in 2017 for our pension and post-retirement plans as described above, which is partially offset by a reduction in the loss on early retirement of debt and an increase in interest income from the $6 billion Term Loan B funds held in escrow.
Income Tax Expense
For the three months ended September 30, 2017 and 2016, our effective income tax rate was 33.8% and 39.0%, respectively. For the nine months ended September 30, 2017 and 2016, our effective income tax rate was 44.0% and 38.3%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 were significantly impacted by the sale and related restructure actions we have taken with respect to the data centers and colocation business as described in Note 3—Sale of Data Centers and Colocation Business. These restructure actions resulted in rate increases of 2.3% and 6.3% for the three and nine months ended September 30, 2017, respectively. Additionally, the effective tax rates for the three and nine months ended September 30, 2017 include the tax impact of certain employee stock-based compensation transactions, the release of a reserve related to a prior acquisition and the effects of changes in state apportionment factors. The effective tax rates for the three and nine months ended September 30, 2016 include the effects of changes in state apportionment factors and research and development credits.

Segment Results
General
For financial reporting purposes, we have determined that as of September 30, 2017 we had two reportable segments, enterprise and consumer.
The results of our reportable segments, enterprise and consumer, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in millions)
Total reportable segment revenues	$3,558	3,916	10,943	11,776
Total reportable segment expenses	1,913	2,068	5,720	6,009
Total reportable segment income	$1,645	1,848	5,223	5,767
Total margin percentage	46%	47%	48%	49%

Enterprise segment:
Revenues	$2,171	2,444	6,742	7,321
Expenses	1,292	1,425	3,907	4,116
Income	$879	1,019	2,835	3,205
Margin percentage	40%	42%	42%	44%
Consumer segment:
Revenues	$1,387	1,472	4,201	4,455
Expenses	621	643	1,813	1,893
Income	$766	829	2,388	2,562
Margin percentage	55%	56%	57%	58%
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
Enterprise Segment
The operations of our enterprise segment have been impacted by several significant trends, including those described below:

•
Strategic services. Our mix of total enterprise segment revenues continues to migrate from legacy services to strategic services as our small, medium and enterprise business, wholesale and governmental customers increasingly demand integrated communications services. Competition is generally intense with respect to all of our strategic services, and particularly competitive with regards to broadband, hosting, MPLS, Ethernet and wavelength services. We compete against other telecommunication providers, as well as other regional and national carriers, other data transport providers, cable companies, technology companies, cloud companies, wireless companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Customers' demand for new technology has also increased the number of competitors offering strategic services similar to ours. Price compression resulting from these above-mentioned competitive pressures has negatively impacted the revenue trends and operating margins of our strategic services, and we expect this trend to continue. Operating costs also impact the operating margins of our strategic services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of our strategic services as compared to our legacy services, principally because our strategic services rely more heavily upon the above-listed support functions.

•
Legacy services. Our legacy services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services offered by us and our competitors, an increase in the use of non-voice communications and a related decrease in the demand for traditional voice services, industry consolidation and rate reductions caused by changes in regulation and competition. For example, many of our enterprise segment customers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued declines of our legacy services revenues. Demand for our private line services (including special access) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our legacy services generally face fewer direct competitors than certain of our strategic services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our legacy revenues and the operating margins of our legacy services. We expect this trend to continue. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our legacy services, but to a lesser extent than customer loss, customer migration and price compression. Operating costs also tend to impact our legacy services to a lesser extent than strategic services as noted above.

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

The following tables summarize the results of operations from our enterprise segment:

	Enterprise Segment
	Three Months Ended September 30,		Increase / (Decrease)	%Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$767	744	23	3%
Other strategic services (2)	182	334	(152)	(46)%
Total strategic services revenues	949	1,078	(129)	(12)%
Legacy services
Voice services (3)	551	601	(50)	(8)%
Low-bandwidth data services (4)	289	339	(50)	(15)%
Other legacy services (5)	252	265	(13)	(5)%
Total legacy services revenues	1,092	1,205	(113)	(9)%
Data integration	130	161	(31)	(19)%
Total revenues	2,171	2,444	(273)	(11)%

Segment expenses	1,292	1,425	(133)	(9)%
Segment income	$879	1,019	(140)	(14)%
Segment margin percentage	40%	42%
____________________________________________________________________

(1)	Includes MPLS, Ethernet and wavelength revenue
(2)	Includes primarily colocation, broadband, VOIP, video and fiber lease revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes private line (including special access) revenue
(5)	Includes UNEs, public access, switched access and other ancillary revenue

	Enterprise Segment
	Nine Months Ended September 30,		Increase / (Decrease)	%Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
High-bandwidth data services (1)	$2,296	2,235	61	3%
Other strategic services (2)	735	989	(254)	(26)%
Total strategic services revenues	3,031	3,224	(193)	(6)%
Legacy services
Voice services (3)	1,682	1,834	(152)	(8)%
Low-bandwidth data services (4)	905	1,056	(151)	(14)%
Other legacy services (5)	754	809	(55)	(7)%
Total legacy services revenues	3,341	3,699	(358)	(10)%
Data integration	370	398	(28)	(7)%
Total revenues	6,742	7,321	(579)	(8)%

Segment expenses	3,907	4,116	(209)	(5)%
Segment income	$2,835	3,205	(370)	(12)%
Segment margin percentage	42%	44%
____________________________________________________________________

(1)	Includes MPLS, Ethernet and wavelength revenue
(2)	Includes primarily colocation, broadband, VOIP, video and fiber lease revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes private line (including special access) revenue
(5)	Includes UNEs, public access, switched access and other ancillary revenue
Segment Revenues
Enterprise segment revenues decreased by $273 million, or 11%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $579 million, or 8%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in enterprise segment revenues for both periods was primarily due to declines in our legacy services revenues and a reduction of $150 million and $250 million for the three and nine months ended September 30, 2017, respectively, in our colocation revenues resulting from the sale of our colocation business and data centers on May 1, 2017. The colocation revenues are included in other strategic services in the tables listed above. The decline in legacy services revenues was attributable to a reduction in local service access lines and lower volumes of long-distance and access services resulting from the competitive and technological factors noted above and to reductions in the volume of private line (including special access) services. Excluding the reduction in colocation revenues, our strategic services revenues for the three and nine months ended September 30, 2017 increased by $21 million and $57 million, respectively, primarily due to increases in MPLS unit growth and higher VOIP volumes. For both periods, these increases were partially offset by reductions in wavelength volumes and losses of broadband subscribers.

Segment Expenses
Enterprise segment expenses decreased by $133 million, or 9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $209 million, or 5%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our enterprise segment expenses for the three months ended September 30, 2017 was primarily due to decreases in salaries and wages and employee benefits from lower headcount, real estate and power costs due to the sale of the colocation business and data centers and customer premises equipment and maintenance costs, which were partially offset by increases in facility costs and professional fees. The decrease in our enterprise segment expenses for the nine months ended September 30, 2017 was primarily due to decreases in salaries and wages and employee benefits from lower headcount, real estate and power costs due to the sale of the colocation business and data centers and marketing and advertising expenses, which were partially offset by increases in facility costs.
Segment Income
Enterprise segment income decreased by $140 million, or 14%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $370 million, or 12%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decline in our enterprise segment income for both periods was due predominantly to the loss of customers, lower service volumes in our legacy services and the loss of income generated from our colocation business.
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

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$673	674	(1)	—%
Other strategic services (2)	101	115	(14)	(12)%
Total strategic services revenues	774	789	(15)	(2)%
Legacy services
Voice services (3)	541	605	(64)	(11)%
Other legacy services (4)	72	78	(6)	(8)%
Total legacy services revenues	613	683	(70)	(10)%
Total revenues	1,387	1,472	(85)	(6)%

Segment expenses	621	643	(22)	(3)%
Segment income	$766	829	(63)	(8)%
Segment margin percentage	55%	56%
___________________________________________________________________

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue

	Consumer Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
Strategic services
Broadband services (1)	$1,995	2,023	(28)	(1)%
Other strategic services (2)	311	340	(29)	(9)%
Total strategic services revenues	2,306	2,363	(57)	(2)%
Legacy services
Voice services (3)	1,678	1,854	(176)	(9)%
Other legacy services (4)	216	237	(21)	(9)%
Total legacy services revenues	1,894	2,091	(197)	(9)%
Data integration	1	1	—	nm
Total revenues	4,201	4,455	(254)	(6)%

Segment expenses	1,813	1,893	(80)	(4)%
Segment income	$2,388	2,562	(174)	(7)%
Segment margin percentage	57%	58%
_____________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

(1)	Includes broadband and related services revenue
(2)	Includes video and other revenue
(3)	Includes local and long-distance voice revenue
(4)	Includes other ancillary revenue
Segment Revenues
Consumer segment revenues decreased by $85 million, or 6%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $254 million, or 6%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our strategic services revenues for the three months ended September 30, 2017 was primarily due to a reduction in our satellite video services revenues due to the restructuring of one of our contractual agreements. The decrease in our strategic services revenues for the nine months ended September 30, 2017 was primarily due to a decline in the number of broadband subscribers and a reduction in our satellite video services revenues due to the restructuring of one of our contractual agreements. The decrease in our legacy services revenues for both periods was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the competitive and technological factors noted above.
Segment Expenses
Consumer segment expenses decreased by $22 million, or 3%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $80 million, or 4%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease in our consumer segment expenses for the three months ended September 30, 2017 was primarily due to decreases in salaries and wages and employee benefits from lower headcount and external commissions, which were partially offset by increases in marketing and advertising expenses. The decrease in our consumer segment expenses for the nine months ended September 30, 2017 was primarily due to decreases in salaries and wages and employee benefits from lower headcount, external commissions, facility costs, customer equipment costs for broadband and Prism TV installations and bad debt expense, which were partially offset by increases in Prism TV programming costs and marketing and advertising expenses.

Segment Income
Consumer segment income decreased by $63 million, or 8%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $174 million, or 7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease for both periods was primarily due to loss of customers for our strategic and legacy services.
Liquidity and Capital Resources
Overview
At September 30, 2017, we held cash and cash equivalents of $160 million, and we had $2 billion of borrowing capacity available under our then existing revolving credit facility. At September 30, 2017, cash and cash equivalents of $60 million were held in foreign bank accounts for the purpose of funding our foreign operations. Due to various factors, our access to foreign cash is generally much more restricted than our access to domestic cash.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. As discussed further below, the amount of cash we paid during the first nine months of 2017 for income taxes increased substantially compared to prior periods, but we currently expect our income taxes will be lower during the fourth quarter of 2017. Additionally, the amount of cash we paid during the first nine months of 2017 for retiree healthcare benefits increased substantially compared to prior periods, and we expect these spending levels to remain at higher levels during the fourth quarter of 2017. The impact of the sale of our data centers and colocation business and our acquisition of Level 3 are further described below.
Based on our current capital allocation objectives (which include the capital investment objectives of Level 3 from November 1, 2017), during the last three months of 2017 we anticipate expending approximately $600 million of cash for capital investment in property, plant and equipment and approximately $573 million of dividends on our common stock (based on the assumptions described below under "Dividends"). During the remainder of 2017, we have no debt maturities, scheduled debt principal payments of $39 million and capital lease and other fixed payments of $18 million, which includes liabilities that we assumed on November 1, 2017 in connection with the consummation of the Level 3 acquisition.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. For additional information, see "Risk Factors".
Impact of the Sale of Our Data Centers and Colocation Business
As discussed in Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report, we sold our data centers and colocation business on May 1, 2017 and received in exchange pre-tax cash proceeds of $1.8 billion and a minority stake in Cyxtera. Based on our most current estimates, the cumulative current tax impact of this transaction is $65 million, of which $18 million was recognized as current tax expense in 2016 and $47 million in 2017. The 2016 current tax expense amount impacted our cash taxes paid in the second quarter of 2017, while the 2017 current tax expense amount is expected to impact our cash taxes paid in the fourth quarter of 2017. The tax amounts were triggered by the sale and certain corporate restructuring actions we took regarding certain subsidiaries involved in the colocation business. In addition to no longer receiving the cash flows generated by the colocation business, we also make ongoing rent payments to lease back a portion of the data center space from Cyxtera to provide data hosting services to our customers, thereby, reducing our future profitability and liquidity.

Impact of the Acquisition of Level 3
Following the completion of the acquisition of Level 3 on November 1, 2017 in the manner discussed in Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 1 of Part I of this report, our operations, financial position and cash flows will be significantly impacted. As discussed in greater detail in Note 4—Long-Term Debt and Credit Facilities, we borrowed a significant amount of new debt to finance the Level 3 acquisition and assumed approximately $11 billion of Level 3's outstanding debt upon consummation of the acquisition. This increase in debt will significantly increase our future interest expense. We project that our capital expenditures will increase significantly. In connection with the consummation of the acquisition, we paid approximately $9.6 billion of cash and issued approximately 517 million shares of our common stock to Level 3 stockholders (including cash and shares of CenturyLink common stock issued in exchange for outstanding Level 3 equity awards that were converted into merger consideration at closing), based on the number of Level 3 shares held of record on October 31, 2017. Based on our current quarterly common stock dividend rate of $0.54 per share, this issuance of additional CenturyLink shares is expected to increase our dividend payment approximately $279 million per quarter. Also, we continue to expect our upcoming cash payments for transaction and integration costs to be material following the closing of the transaction. These above factors may result in a net cash outflow for the period of 2017 following the closing. However, we expect we will have sufficient liquidity to substantially offset the impact of the net cash outflows. As noted below under "Debt and Other Financing Arrangements," the Level 3 transaction resulted in downgrades of certain of our credit ratings.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for the last three months of 2017 will be approximately $600 million, inclusive of CAF Phase 2 related capital expenditures and of additional capital expenditures with respect to Level 3's operations that were acquired on November 1, 2017.
Our capital expenditures continue to be focused on our strategic services. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation debt securities to refinance its maturing debt and issuing Level 3 Financing, Inc. debt securities to refinance its maturing debt, in each case to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.
Following the closing of our acquisition of Level 3, the rating agencies took action on the ratings of the debt in the table below. Generally, the ratings of the CenturyLink, Inc. debt were downgraded from previous levels as indicated by the agencies at the announcement of the transaction. Additionally, Moody's Investors Service, Inc. placed such ratings on negative outlook while Standard and Poor's and Fitch Ratings placed them on stable outlook. As for the Level 3 debt, Moody's Investors Service, Inc. upgraded the unsecured debt and affirmed the rating of the secured debt, with all ratings placed on negative outlook. Standard and Poor's and Fitch Ratings affirmed all previous Level 3 ratings with stable outlook.

As of the date of this report, the credit ratings for the senior debt of CenturyLink, Inc., Qwest Corporation, Level 3 Parent, LLC and Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
CenturyLink, Inc.:
Unsecured	B2	B+	BB
Secured	Ba3	BBB-	BB+

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+

Level 3 Parent, LLC:
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Net Operating Loss Carryforwards
In recent years, we have been using Net Operating Loss ("NOL") carryforwards to offset a large portion of our federal taxable income. As of December 31, 2016, we had substantially utilized our federal NOL carryforwards. The remaining portion of these federal NOL carryforwards is subject to the limitations imposed by section 382 of the Internal Revenue Code ("Code"). As a result of the substantial utilization of our federal NOL carryforwards in prior years and the limitations imposed on the remaining federal NOL carryforwards, the amounts of our cash flows dedicated to or required for the payment of federal taxes increased substantially during the portion of 2017 preceding November 1, 2017, when we acquired additional federal NOL carryforwards in connection with the Level 3 acquisition, as described further below. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current estimates of 2017 earnings, we estimate our cash income tax liability related to 2017 will be between $325 million to $375 million, exclusive of (i) our preliminary estimate of the cumulative current tax impacts of $65 million (of which $18 million was recognized in 2016) relating to the sale of our data centers and colocation business and (ii) the impact of acquiring Level 3.
As of December 31, 2016, Level 3 had approximately $9.0 billion of NOL carryforwards. We cannot assure you that we will be able to use these NOL carryforwards fully. See "Risk Factors—Risk Relating to Our Recently-Completed Acquisition of Level 3—We cannot assure you, whether, when or in what amounts we will be able to use Level 3's net operating loss carryforwards" in Item 1A of Part II of this report.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share that gives us the flexibility to balance our multiple objectives of managing our business, paying our fixed commitments and returning cash to our shareholders. We paid an average of almost $294 million of dividends during each of the first three quarters of 2017. In light of our issuance of shares in connection with the Level 3 acquisition on November 1, 2017, we expect this amount to increase in the fourth quarter of 2017 to approximately $573 million. See "Impact of the Acquisition of Level 3" above and "Risk Factors—Risks Affecting Our Business" in Item 1A of Part II of this report.

2017 Credit Agreement
To substantially fund our recent acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement (the "Credit Agreement") providing for $9.945 billion in senior secured credit facilities, consisting of a new $2.0 billion revolving credit facility (which replaced our 2012 credit facility upon consummation of the Level 3 acquisition) and $7.945 billion of term loan facilities, of which approximately $6.0 billion were funded into escrow on such date, and $1.945 billion of which were funded upon the closing of the acquisition on November 1, 2017. On November 1, 2017, CenturyLink, Inc. also, among other things, (i) assumed all rights and obligations under the Credit Agreement, (ii) borrowed $400 million under the new $2.0 billion revolving credit facility and (iii) received $6.0 billion of Term Loan B loan proceeds from escrow. For additional information, see (i) Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) our current report on Form 8-K filed with the SEC on June 20, 2017 and (iii) our current report on Form 8-K filed with the SEC on November 1, 2017.
Revolving Letter of Credit Facility
On November 1, 2017, we also amended our uncommitted revolving letter of credit facility to secure the facility and to permit us to draw up to $225 million of letters of credit thereunder. At September 30, 2017, we had $97 million of letters of credit outstanding under this facility.
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
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2017. The amount of required contributions to our qualified pension plan in 2018 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We made a voluntary contribution of $100 million to the trust for our qualified pension plan in the third quarter of 2017.
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
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 33 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2016 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part II of this report.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$2,700	3,512	(812)
Net cash used in investing activities	(850)	(2,012)	(1,162)
Net cash provided by (used in) financing activities	4,090	(1,486)	5,576
Operating Activities
Net cash provided by operating activities decreased by $812 million for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 primarily due to negative variances in net income adjusted for non-cash items, other current assets and liabilities, net and accounts payable, which were partially offset with a positive variance in accounts receivable. Our net cash flows from operating activities were significantly impacted by the increase in cash tax payments and our decline in earnings in 2017, as well as the sale of the data center and colocation business, which reduced cash generated from our operations and impacted the change in other current assets and liabilities.
Investing Activities
Net cash flows used in our investing activities decreased by $1.162 billion for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 substantially due to the cash proceeds received from the May 2017 sale of our data centers and colocation business, which was partially offset by an increase in payments for property, plant and equipment and capitalized software.
Financing Activities
Net cash flows from our financing activities increased by $5.576 billion for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 substantially due to our receipt of escrowed proceeds pursuant to a term loan associated with our acquisition of Level 3, which was offset by an increase in other net debt paydowns. For more information, see Note 4—Long-Term Debt and Credit Facilities. Also, as discussed in Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part 1 of this report, GAAP requires us to treat $378 million of cash proceeds received from the sale of our data centers and colocation business, as a financing obligation.
On August 1, 2017, subsidiaries of Embarq Corporation paid at maturity the $72 million principal amount and accrued and unpaid interest due under their 8.77% Notes.
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
CenturyLink, Inc. has cash management arrangements with certain of its principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to it. Although CenturyLink, Inc. periodically repays these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time it may owe a substantial sum to its subsidiaries under these advances. In addition, certain of our subsidiaries have lent substantial sums to us or other of our subsidiaries. In accordance with generally accepted accounting principles, these advances or loans are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.
CenturyLink and its subsidiaries are involved in various legal proceedings or are exposed to other potential liabilities that could substantially impact our consolidated financial position or future financial performance. See Note 10—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report for the current status of such legal proceedings.
Market Risk
As of September 30, 2017, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2017, we did not hold or issue derivative financial instruments for trading or speculative purposes.
As further discussed in Note 4—Long-Term Debt and Credit Facilities, on June 19, 2017, and on November 1, 2017, we borrowed substantial sums under a credit agreement dated June 19, 2017 with various lending institutions to provide a substantial amount of the funding for the Level 3 acquisition. As further noted in Note 4—Long-Term Debt and Credit Facilities, loans under the term loan facilities and new revolving credit facility under the June 19, 2017 credit agreement bear interest at floating rates.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, primarily the British Pound and secondarily the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar, in each case as of September 30, 2017. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are currently immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions, which substantially increased upon the consummation of our acquisition of Level 3 discussed elsewhere herein.
Upon consummation of the Level 3 acquisition, the new term loan facilities discussed above increased our market risk arising from changes in interest rates. We do not believe that there were any material changes to market risks arising from changes fluctuations in foreign currencies for the nine months ended September 30, 2017, when compared to the disclosures provided in our annual report on Form 10-K for the year ended December 31, 2016.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2017.

Off-Balance Sheet Arrangements
As of the date of this report, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2016, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.
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

In addition to historical information, this quarterly report includes certain forward-looking statements that are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, are not guarantees of future results, are inherently speculative and are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the effects of competition from a wide variety of competitive providers, including decreased demand for our legacy offerings and increased pricing pressures; the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete; the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, access charges, universal service, broadband deployment, data protection and net neutrality; our ability to timely realize the anticipated benefits of our recently-completed Level 3 business combination, including our ability to attain anticipated cost savings, to use Level 3’s net operating losses in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix; possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service; our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them efficiently to our customers, and to introduce new offerings on a timely and cost-effective basis; the adverse impact on our business and network from possible equipment failures, service outages, security breaches or similar events impacting our network; our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, periodic share repurchases, dividends, debt repayments, pension contributions and other benefits payments, changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise; our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations; adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise; our ability to maintain favorable relations with our key business partners, customers, suppliers, vendors, landlords and financial institutions; our ability to effectively manage our network buildout project and our other expansion opportunities; our ability to collect our receivables from financially troubled customers; any adverse developments in legal or regulatory proceedings involving us; changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels; the effects of changes in accounting policies or practices, including potential future impairment charges; the effects of adverse weather or other natural or man-made disasters; the effects of more general factors such as changes in interest rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and other risks referenced in Item 1A or elsewhere in this quarterly report or other of our filings with the SEC. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. Given these uncertainties, we caution investors not to unduly rely upon our forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of this report, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or stock repurchase plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above for quantitative and qualitative disclosures about market risk.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Affecting Our Incumbent Business
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
As noted in the risk factor disclosures appearing above and below, changes in competition, technology, regulation and demand for our legacy services continue to place downward pressure on our consolidated revenues and cash flows. During each of 2016, 2015, 2014 and 2013, we experienced declines in revenues and net cash provided by operating activities as compared to prior periods. Our cash flows will be further impacted by other changes discussed herein, including anticipated increases in our cash tax payments prior to acquisition of Level 3 on November 1, 2017 and additional post-retirement health care payments as a result of the depletion in 2016 of substantially all of the post-retirement benefit plan trust assets.
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
As of September 30, 2017, approximately 36% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, post-employment benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements;

•	uncertainty concerning import and export restrictions, including the risk of fines or penalties assessed for violations;

•	longer payment cycles and problems collecting accounts receivable;

•	domestic and foreign regulation of overseas operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates;

•	challenges in securing and maintaining the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	increased risk of cyber-attacks or similar events to our network as we expand our network or interconnect our network with other networks internationally;

•	the inability in certain jurisdictions to adequately protect intellectual property rights;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a foreign court or arbitration panel;

•	reliance on third parties, including those with which we have limited experience;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing foreign operations.
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
Historically, much of our growth has been attributable to acquisitions. Our future ability to grow through additional acquisitions could be limited by several factors, including our leverage, debt covenants and inability to identify attractively-priced target companies. Moreover, we generally must devote significant management attention and resources to evaluate acquisition opportunities, which could preclude us from evaluating acquisition opportunities during periods when management is committed to other opportunities, tasks or activities. Accordingly, we cannot assure you that we will be able to attain future growth through acquisitions. See "Risks Relating to Our Recently-Completed Acquisition of Level 3" for a discussion of certain specific risks raised by our acquisition of Level 3 on November 1, 2017 and see the next risk factor immediately below for a discussion of certain general risks raised by acquisitions.

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
Risks Relating to Our Recently-Completed Acquisition of Level 3
We expect to continue to incur substantial expenses related to the Level 3 acquisition.
 As noted elsewhere herein, we have incurred substantial expenses in connection with completing the acquisition of Level 3 on November 1, 2017, and we expect to continue to incur substantial expenses in connection with integrating our business, operations, networks, systems, technologies, policies and procedures with those of Level 3. There are a large number of systems that will likely be integrated, including management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance systems. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the acquisition are likely in the near term to exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the acquisition. The charges taken after the acquisition are expected to be significant, although the timing of such charges is uncertain at present.

We may be unable to integrate successfully our incumbent business and Level 3’s business and realize the anticipated benefits of the acquisition.

•
The transaction combined two companies which previously operated as independent public companies. The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of CenturyLink and Level 3. Potential difficulties we may encounter in the integration process include the following:

•
the inability to successfully combine our incumbent business and Level 3’s business in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the acquisition, which would result in the anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;

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
For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect the ability of the combined company to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.
We may be unable to retain key employees.
Our success following the November 1, 2017 acquisition will depend in part upon our ability to retain key Level 3 and CenturyLink employees. Key employees may depart because of issues relating to uncertainty, changes in workplace responsibilities or demands, or difficulty of integration. Accordingly, we cannot assure you that we will be able to retain key employees to the same extent as in the past.
In connection with the Level 3 acquisition, we incurred and assumed a substantial amount of indebtedness, and the agreements governing such indebtedness contain various covenants and other provisions that impose restrictions on our ability to operate.
As a result of borrowing funds for the Level 3 acquisition and assuming Level 3's existing consolidated indebtedness in connection with the acquisition, we are more indebted. This could have material adverse consequences for us, including those listed below under the heading "Risks Affecting Our Liquidity and Capital Resources—Our high debt levels expose us to a broad range of risks."

The agreements governing the indebtedness incurred or assumed by us in connection with the acquisition contain certain affiliate guarantees, all or most of which are secured by a first priority security interest in substantially all assets directly owned by them, subject to certain exceptions and limitations. These finance agreements contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict the ability of us and certain of our subsidiaries to, among other things, pledge property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, merge or consolidate with any other person or sell or convey certain assets, among various other things. In particular, certain covenants contained in Level 3's indebtedness to be assumed by us may restrict our ability to receive cash from Level 3, to distribute cash from Level 3 to other of our affiliated entities, or enter into other transactions among our wholly owned subsidiaries. In addition, the agreement we have entered into that governs the debt financing, as well as the finance agreements we have assumed, contain financial covenants that require us and certain of our subsidiaries to maintain certain financial ratios. The ability of us and our subsidiaries to comply with these provisions may be affected by events beyond our and their control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. For additional information, see "Risks Affecting Our Liquidity and Capital Resources" and Note 4—Long-Term Debt and Credit Facilities.
We plan to conduct rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.
Prior to the Level 3 acquisition, CenturyLink and Level 3 marketed their respective products and services using the “CenturyLink” and “Level 3” brand names and logos. Following the acquisition, “CenturyLink” will be the brand name of the combined company. As a result, we expect to incur substantial costs in rebranding the combined company’s products and services in those markets that previously used the "Level 3" name, and may incur write-offs associated with the discontinued use of Level 3's brand names. We cannot assure you that customers will be receptive to our proposed rebranding efforts. The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the acquisition, resulting in reduced revenues.
Consummation of the Level 3 acquisition has increased our exposure to the risk of operating internationally.
Consummation of the Level 3 acquisition has generally increased our exposure to the risks of operating overseas, including the risks described under the heading "Risks Effecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks." In particular, we expect that our acquisition of Level 3 will increase our exposure to currency exchange rate risks and currency transfer restrictions. Moreover, the acquisition of Level 3's Latin American operations will expose CenturyLink to the economic and political risks of operating in those markets.
Counterparties to certain significant agreements with Level 3 may exercise contractual rights to terminate such agreements following the Level 3 acquisition.
Level 3 is a party to certain agreements that may give the counterparty a right under certain conditions to terminate the agreement following a "change in control" of Level 3. In addition, certain Level 3 customer contracts, including those with state or federal government agencies, allow the customer to terminate the contract at any time for convenience. Any such counterparty may request modifications of their respective agreements as a condition to foregoing exercise of their termination rights. There is no assurance that such agreements will not be terminated as materially modified after the acquisition.
We may be unable to obtain security clearances necessary to perform certain Level 3 government contracts.
Certain Level 3 legal entities and officers have security clearances required for Level 3's performance of customer contracts with various government entities. We have discussed and continue to discuss with appropriate governmental representatives arrangements that will permit us or our officers to continue to perform these Level 3 contracts. Although we expect these efforts will be successful, we cannot assure you of this.

We cannot assure you whether, when or in what amounts we will be able to use Level 3’s net operating loss carryforwards.
As of December 31, 2016, Level 3 had approximately $9.0 billion of net operating loss carryforwards, ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income, subject to certain limitations under Section 382 of the Code and related Treasury regulations. Our ability to use these NOLs following the Level 3 acquisition would likely be further limited by Section 382 if Level 3 is deemed to undergo an ownership change as a result of the acquisition or CenturyLink is deemed to undergo an ownership change following the acquisition, either of which could restrict use of a material portion of the NOLs. Determining the limitations under Section 382 is technical and highly complex. Although the parties, based on their review to date, currently believe that Level 3 will undergo an ownership change as a result of the acquisition, neither company has definitively completed the analysis necessary to confirm this. Moreover, issuances or sales of our stock following the acquisition (including certain transactions outside of our control) could result in an ownership change of CenturyLink under Section 382, which may further limit its use of the NOLs. For these and other reasons, we cannot assure you that we will be able to use Level 3's NOLs in the amounts we project.
Our acquisition of Level 3 raises other risks.
 Our acquisition of Level 3 on November 1, 2017 raises additional risks not described above. For additional information, see (i) the definitive joint proxy statement/prospectus filed with the SEC by us on February 13, 2017 and (ii) Level 3's most recently filed annual report on Form 10-K, as updated by its subsequent quarterly reports on Form 10-Q.
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
Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, the trading price of our securities and our ability to access the capital markets.
There are several material proceedings pending against us, as described in Note 10—Commitments and Contingencies to our consolidated financial statements included in Item 1 of Part I of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 10, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.
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
We continue to carry significant debt. As of September 30, 2017, the aggregate principal amount of our consolidated long-term debt, excluding unamortized discounts, net, unamortized debt issuance costs and capital lease and other obligations, was $24.605 billion (excluding the additional debt that we incurred and assumed on November 1, 2017). As of the date of this report, $1.907 billion aggregate principal amount of this long-term debt is scheduled to mature prior to September 30, 2020 (excluding debt that we assumed upon acquiring Level 3). While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities of CenturyLink, Inc., Qwest Corporation or Level 3 Financing, Inc. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Global financial markets continue to be unpredictable and volatile. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.
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
Following the acquisition of Level 3, the three principal domestic credit rating organizations either downgraded or reaffirmed CenturyLink's and Qwest Corporation's unsecured senior debt ratings, assigned ratings to CenturyLink's new secured debt ratings and reassessed Level 3's unsecured and secured senior debt ratings. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 2 of Part I of this report.
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
Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation any of the following:

•
our supply of cash or other liquid assets is anticipated to remain under pressure due to declining cash flows from operating activities, increased payments of post-retirement benefits and might be further negatively impacted by any of the potential adverse events or developments described in this report, including (i) changes in competition, regulation, federal and state support, technology, taxes, capital markets, operating costs or litigation costs, or (ii) the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to lawfully transfer cash to us;

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
At December 31, 2016, we had state NOL carryforwards of approximately $11.9 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2016, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to our valuation allowance) of $131 million. Additionally, at December 31, 2016, Level 3 had state NOL carryforwards of approximately $9.4 billion and foreign NOL carryforwards of approximately $5.3 billion. We expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2016, these state and foreign NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to the valuation allowances) of approximately $250 million and $200 million, respectively.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
As of December 31, 2016, we had approximately 36,000 active employees participating in our company sponsored benefit plans, approximately 72,000 active and retired employees and surviving spouses eligible for post-retirement benefits, approximately 68,000 pension retirees and approximately 14,000 former employees with vested pension benefits participating in our benefit plans. The cost to fund the pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

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
A substantial number of our facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. These risks will intensify if and to the extent that climate change renders these adverse weather events more frequent or powerful. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.
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
As of September 30, 2017, approximately 46% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time (most recently for the third quarter of 2013), we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.
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
Legislators and regulators at all levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations that could negatively impact our operating results or financial condition. The new U.S. Presidential administration and congressional leaders have recently proposed comprehensive tax reform. We are currently in the process of analyzing the proposals and will continue to monitor any changes. At this time we are unable to predict the final outcome of the proposals. However, if ultimately passed, the impact on our business could be material.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2017 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2017	8,831	$23.78
August 2017	31,946	22.47
September 2017	5,067	19.97
Total	45,844

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

3.2
Bylaws of CenturyLink, Inc., as amended and restated through August 24, 2017 (incorporated by reference to Exhibit 3.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on August 24, 2017).

4.1
Form of common stock certificate (incorporated by reference to Exhibit 4.10 of CenturyLink, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 2, 2012 (Registration No. 333-179888)).

4.2	Instrument relating to Credit Agreement assumed by CenturyLink, Inc. on November 1, 2017.
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
a.
Credit Agreement, dated as of April 18, 2012, by and among CenturyLink, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as amended by the amendment dated as of March 13, 2015, (incorporated by reference to Exhibit 4.3(a) of CenturyLink's Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 001-07784) filed with the Securities and Exchange Commission on May 6, 2015).

Exhibit Number	Description
b.
Guarantee Agreement, dated as of April 18, 2012, by and among the original guarantors named therein (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 20, 2012), as assumed by two additional guarantors under an assumption agreement, dated as of May 23, 2013 (incorporated by reference to Exhibit 4.3(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013), as amended by the amendment dated as of March 13, 2015, (incorporated by reference to Exhibit 4.3(b) of CenturyLink's Quarterly Report on Form 10-Q for the period ended March 31, 2015 (File No. 001-07784) filed with the Securities and Exchange Commission on May 6, 2015).

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

(i).
Form of 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit A to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

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

(i).
Form of 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit A to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

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

(x).
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Exhibit 4.18 of Qwest Corporation’s Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on April 27, 2017.

e.
Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.5 of Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-03040) filed with the Securities and Exchange Commission on February 27, 2015).

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

4.8	Instruments relating to indebtedness of Level 3 Communications, Inc. and its subsidiaries.(1)
a.
Indenture, dated as of November 14, 2013, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 18, 2013).

Exhibit Number	Description
(i).
Supplemental Indenture, dated as of March 14, 2014, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 17, 2014).

(ii).
Supplemental Indenture, dated as of March 14, 2014, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 6.125% Senior Notes due 2021 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 17, 2014).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 14, 2013, governing the 6.125% Senior notes due 2021 (incorporated by reference to Exhibit 4.7 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

b.
Indenture, dated as of November 26, 2013, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 27, 2013).

(i).
Supplemental Indenture, dated as of March 14, 2014, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 17, 2014).

(ii).
Supplemental Indenture, dated as of March 14, 2014, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the Floating Rate Senior Notes due 2018 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 17, 2014).

c.
Indenture, dated as of August 12, 2014, by and between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on August 14, 2014).

(i).
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and between Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Financing, Inc.’s unconditional assumption of all of Level 3 Escrow II, Inc.’s obligations under the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 5, 2014).

(ii).
Supplemental Indenture, dated as of October 31, 2013, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2022 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 5, 2014).

Exhibit Number	Description
(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of August 12, 2014, governing the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

d.
Indenture, dated as of December 1, 2014, by and between Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 5.75% Senior Notes due 2022 of Level 3 Communications, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on December 2, 2014).

(i).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., and The Bank of New York Mellon Trust Company, N.A., amending the Indenture dated as of December 1, 2014, governing the 5.75% Senior Notes due 2022 (incorporated by reference to Exhibit 4.8 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

e.
Indenture, dated as of January 29, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.625% Senior Notes due 2023 of Level Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on January 30, 2015).

(i).
Supplemental Indenture, dated as of June 3, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on June 4, 2015).

(ii).
Supplemental Indenture, dated as of June 3, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on June 4, 2015).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of January 29, 2015 governing the 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

f.
Indenture, dated as of April 28, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on April 30, 2015).

(i).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

Exhibit Number	Description
(ii).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015 governing the 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

g.
Indenture, dated as of April 28, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on April 30, 2015).

(i).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(ii).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015 governing the 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

h.
Indenture, dated as of November 13, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 13, 2015).

(i).
Supplemental Indenture, dated as of February 8, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on February 8, 2016).

(ii).
Supplemental Indenture, dated as of February 8, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on February 8, 2016).

Exhibit Number	Description
(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 13, 2015 governing the 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

i.
Indenture, dated as of March 22, 2016, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 22, 2016).

(i).
Supplemental Indenture, dated as of September 16, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 16, 2016).

(ii).
Supplemental Indenture, dated as of September 16, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 16, 2016).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016 governing the 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

j.
Twelfth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of February 22, 2017, by and between Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on February 27, 2017).

4.9	Certain intercompany debt instruments.
a.
Revolving Promissory Note, dated as of April 2, 2012 pursuant to which Embarq Corporation may borrow from an affiliate of CenturyLink, Inc. up to $2.5 billion on a revolving basis (incorporated by reference to Exhibit 4.7(a) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Embarq Corporation and an affiliate of CenturyLink, Inc.*

b.
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Corporation and an affiliate of CenturyLink, Inc.*

c.
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International, Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis (incorporated by reference to Exhibit 4.8 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (File No. 001-15577) filed with the Securities and Exchange Commission on November 13, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Communications International Inc. and an affiliate of CenturyLink, Inc.*

Exhibit Number	Description
10.1
CenturyLink 2011 Equity Incentive Plan, as amended through May 18, 2016, (incorporated by reference to Appendix A of CenturyLink, Inc.'s Proxy Statement for its 2016 Annual Meeting of Shareholders (File No. 001-07784) filed with the Securities and Exchange Commission on April 5, 2016).

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

(iii).
Form of Restricted Stock Agreement for special retention award grants made to certain executive officers on June 1, 2017 (incorporated by reference to Exhibit 10.1(iii) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2017).

(iv).
Form of Restricted Stock Agreement for special integration award grants made to certain executive officers on June 1, 2017 (incorporated by reference to Exhibit 10.1(iv) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2017 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2017).

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

10.3
Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2008) and amendment thereto dated as of November 20, 2008 (incorporated by reference to Exhibit 10.3(c) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on February 27, 2009) and amendment thereto dated as of December 27, 2010 (incorporated by reference to Exhibit 10.4 of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

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

10.6
2015 Executive Officer Short-Term Incentive Program (incorporated by reference to Appendix A of CenturyLink's 2015 Proxy Statement on Form 14A (File No. 001-07784) filed with the Securities and Exchange Commission on April 8, 2015).

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

10.14
Offer letter between CenturyLink, Inc. and Jeffrey K. Storey, effective April 27, 2017 (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017).

10.15
Offer letter between CenturyLink, Inc. and Sunit S. Patel, effective June 1, 2017 (incorporated by reference to Exhibit 10.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017).

10.16	Certain Material Agreements and Plans of Key Subsidiaries
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

j.
Level 3 Communications, Inc. Stock Incentive Plan, as amended and restated through October 31, 2017 (incorporated by reference to Exhibit 10.3 of CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017)

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed herewith.
_______________________________________________________________________________

(1)
Certain of the items in Sections 4.5, 4.6, 4.7 and 4.8 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2017.

CENTURYLINK, INC.
By:	/s/ DAVID D. COLE
David D. Cole Executive Vice President, Controller and Assistant Secretary (Chief Accounting Officer)