Form 10-K
period 2017-12-31
CENTURYLINK, INC
filed 2018-03-01
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 16, 2018, 1,069,861,684 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2017 was $11.7 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2018 annual meeting of shareholders are incorporated by reference in Part III of this report.

Unless the context requires otherwise, (i) references in this report on Form 10-K, for all periods presented, to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Communications, Inc., which we acquired and renamed Level 3 Parent, LLC, on November 1, 2017.

PART I
ITEM 1. BUSINESS
Overview
We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our business and residential customers. Our communications services include local and long-distance voice, virtual private network ("VPN") data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
With approximately 450,000 route miles of fiber optic cable globally, we believe we are among the largest providers of communications services to global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe and Latin America connects to metropolitan fiber networks that we operate. We operate in over 60 countries, with the substantial majority of our revenues being derived in the United States.
Based on our approximately 10.3 million total access lines at December 31, 2017, we believe we are the third largest wireline telecommunications company in the United States. We operate nearly 75% of our total access lines in portions of Colorado, Arizona, Washington, Minnesota, Florida, North Carolina, Oregon, Iowa, Utah, New Mexico, Missouri, and Idaho, and we also provide local service in portions of 25 other states. In the portion of the 37 states where we have local access lines, which we refer to as our local service area, we are the incumbent local telephone company.
At December 31, 2017, we served approximately 5.7 million broadband subscribers.
We were incorporated under the laws of the State of Louisiana in 1968. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.
For a discussion of certain risks applicable to our business, see "Risk Factors" in Item 1A of Part I of this report. The summary financial information in this Item 1 should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
Acquisition of Level 3
On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. As a result of the acquisition, Level 3 shareholders received $26.50 per share in cash and 1.4286 of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 common stock they owned at closing, subject to certain limited exceptions. Upon closing, CenturyLink shareholders owned approximately 51% and former Level 3 shareholders owned approximately 49% of the combined company.
In addition, each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into $26.50 in cash and 1.4286 shares of CenturyLink common stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award (the "Converted RSU Awards"). Each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than those granted to outside directors of Level 3) was converted into a CenturyLink restricted stock unit award using a conversion ratio of 2.8386 to 1 as determined in accordance with a formula set forth in the merger agreement (“the Continuing RSU Awards”).
Our preliminary estimate of the amount of aggregate consideration of $19.617 billion is based on:

•
the 517.3 million shares of CenturyLink’s common stock (including those issued in connection with the Converted RSU Awards) issued to consummate the acquisition and the closing stock price of CenturyLink common stock at October 31, 2017 of $18.99;

•
the cash consideration of $26.50 per share on the 362.1 common shares of Level 3 issued and outstanding as of October 31, 2017, and the cash consideration of $1 million paid on the Converted RSUs awards;

•	the estimated value of $136 million of the Continuing RSU Awards, which represents the pre-combination portion of Level 3’s share-based compensation awards assumed by CenturyLink; and

•	the estimated liability of $60 million for the dissenting common shares issued and outstanding as of October 31, 2017.
For additional information about our acquisition of Level 3, see (i) Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report, (ii) our current report on Form 8-K/A filed by us with the Securities and Exchange Commission (the "SEC") on January 16, 2018, (iii) our current report on Form 8-K filed by us with the SEC on November 1, 2017 and (iv) the definitive joint proxy statement/prospectus filed by us with the SEC on February 13, 2017.
Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for pre-tax cash proceeds of $1.8 billion and a minority stake in the limited partnership that owns the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies ("Cyxtera"). As part of the transaction, the Purchaser acquired 57 of our data centers and assumed $294 million (as of May 1, 2017) of our capital lease obligations related to the divested properties.
Our colocation business generated revenues (excluding revenue from affiliates) of $210 million from January 1, 2017 through May 1, 2017, and $622 million and $626 million for the years ended December 31, 2016 and 2015, respectively (a small portion of which has been retained by us).
See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 8 of Part II of this report for additional information.
Financial and Operational Highlights
Our consolidated operating results, financial position and operational metrics include the operating results, financial position and operational metrics of Level 3 as of November 1, 2017. For additional information, see Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.
The following table summarizes the results of our consolidated operations.

	Years Ended December 31,
	2017(1)(2)	2016(2)(3)(4)	2015(3)
	(Dollars in millions)
Consolidated statements of operations summary results:
Operating revenues	$17,656	17,470	17,900
Operating expenses	15,647	15,137	15,321
Operating income	$2,009	2,333	2,579
Net income	$1,389	626	878
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of approximately $1.1 billion.

(2)
During 2017 and 2016, we incurred Level 3 acquisition-related expenses of $271 million and $52 million, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Level 3" and Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.

(3)
In 2017, we adopted ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" by retrospectively applying the requirements of the ASU to our previously issued consolidated financial statements. The adoption of ASU 2017-07 increased operating income and increased total other expense, net by $2 million for the year ended December 31, 2016 and reduced operating income and decreased total other expense, net by $26 million for the year ended December 31, 2015.

(4)	During 2016, we recognized $189 million of severance expenses and other one-time termination benefits associated with our workforce reductions.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2017	2016
	(Dollars in millions)
Consolidated balance sheets summary information:
Total assets	$75,611	47,017
Total long-term debt(1)	37,726	19,993
Total stockholders' equity	23,491	13,399
_______________________________________________________________________________

(1)
Total long-term debt for the year ended December 31, 2016 includes current maturities of long-term debt and capital lease obligations of $305 million associated with colocation assets sold in 2017. For additional information on our total long-term debt, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

The following table summarizes certain of our operational metrics:

	As of December 31,
	2017	2016	2015
	(in thousands)
Operational metrics:
Total access lines(1)	10,282	11,090	11,748
Total broadband subscribers(1)	5,662	5,945	6,048
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

Our methodology for counting access lines and broadband subscribers may not be comparable to those of other companies.
We estimate that during 2017 approximately 2% of our consolidated revenues was derived from providing telecommunications, colocation and hosting services outside the United States.
Operations
Segments
In January 2017, we implemented a new organization structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to "enterprise" segment. Additionally, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our business segment to a new non-reportable operating segment. We reported two segments, enterprise and consumer, from January 2017 through October 2017.
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the legacy CenturyLink enterprise segment operations and the legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment from the former non-reportable operating segment. At December 31, 2017, we had the following two segments:

•
Business Segment. This segment consists generally of providing products and services to small, medium and enterprise business, wholesale and government customers, including other communication providers. Our products and services offered to these customers include our local and long-distance voice, VPN data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services, all of which are described further under "Products and Services"; and

•
Consumer Segment. This segment consists generally of providing products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, video and other ancillary services.

The following table shows the composition of our operating revenues by segment under our current segment categorization for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percent Change
	2017	2016	2015	2017 vs 2016	2016 vs 2015
Percentage of revenues:
Business segment	64%	61%	61%	3%	—%
Consumer segment	32%	35%	35%	(3)%	—%
Non-segment revenues*	4%	4%	4%	—%	—%
Total operating revenues	100%	100%	100%
_______________________________________________________________________________
* Consists of all revenues not attributable to our segment revenues. Certain revenues previously included in non-segment revenues have now been assigned to our business and consumer segments based on our new products and services categorization as further described below.
For additional information on our segment data, including information on certain centrally-managed assets and expenses not reflected in our segment results, see Note 14—Segment Information to our consolidated financial statements in Item 8 of Part II of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
Products and Services
In connection with our acquisition of Level 3 on November 1, 2017, we have revised the way we categorize our products and services and report our related revenues under the following categories: IP and data services, transport and infrastructure, voice and collaboration, IT and managed services and regulatory revenues, each of which is described in further detail below. From time to time, we change the categorization of our products and services, and we may make similar changes in the future.
We offer our customers the ability to bundle together several products and services. For example, our customers can bundle two or more services such as broadband, video (including DIRECTV through our strategic partnership) and voice services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.
Described in greater detail below are our primary products, services and revenue sources.
IP and Data Services

•
VPN Data Network. Built on our optical transport network, we offer customers the ability to create private point-to-point, point-to-multipoint, and full-mesh networks. These services allow service providers, enterprises and government entities to replace multiple networks with a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single or converged network, while delivering high quality of service and security;

•
Ethernet. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and wide area networks. Ethernet services are also used to provide transmission services to wireless service providers that use our fiber-optic cables connected to their towers;

•	Internet Protocol ("IP"). Our IP services deliver a broad range of IP transit and network interconnection solutions for high bandwidth users; and

•
Video. Our video services include our facilities-based video, marketed as CenturyLink Prism TV, which is a premium entertainment service that allows our customers to watch hundreds of television or cable channels and record up to four shows on one home digital video recorder. In addition, we offer various broadcast services, marketed as Vyvx, to provide audio and video feeds over fiber or satellite for broadcast and production customers. These services vary in capacity provided, frequency of use (that is, may be provided on an occasional or dedicated basis) and price. We also offer satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

Transport and Infrastructure

•
Broadband. Our broadband services allow customers to connect at high speeds to the Internet through their existing telephone lines or fiber-optic cables. A substantial portion of our broadband subscribers are located within the local service area of our wireline telephone operations;

•
Private Line. A private line (including business data services) is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•
Colocation and Data Center Services. Our colocation and data center services include data center facilities that we acquired from Level 3 and services including cloud, hosting, and application management solutions. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

•	Wavelength. Our wavelength services provide our customers that require significant amounts of bandwidth with an end-to-end transport solution of a fixed amount of bandwidth with Ethernet solutions;

•
Equipment Sales and Professional Services. Our equipment sales and professional services include the sale of telecommunications equipment located on customers' premises and related products and professional services, such as network management, installation and maintenance of data equipment, the building of proprietary fiber-optic broadband networks for our government and business customers and the reselling of software; and

•
Network Security Services. Our network security solutions are designed to address the escalating risk of cyber-attacks by assisting customers in establishing a secure network to safeguard brand value, to enable business continuity, and to avoid complexity and cost. Our network security services include adaptive network security, adaptive threat intelligence, network-based distributed denial of service (DDoS) mitigation and professional security services for governance, risk management, and compliance. Our network security services are sold stand-alone or in conjunction with IP and data services.

Voice and Collaboration

•
Local Voice Services. We offer local calling services for our residential and business customers within the local service area of our wireline markets, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voice mail, selective call ringing and call waiting, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, maintenance services, service activation and reactivation;

•
Long-distance Voice Services. We offer our residential and business customers domestic and international long-distance services and toll-free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States; and

•
Wholesale Voice Services. For our wholesale customers, our local calling service offerings include primarily the resale of our voice services and the sale of unbundled network elements ("UNEs") and toll free service. These services share many of the same features as the local voice services described above and frequently permit other carriers to terminate voice services transmitted in part on other carriers' networks. We offer wholesale long distance services, which include domestic and international voice termination services targeted to interexchange carriers, wireless providers, local phone companies, cable companies, resellers and voice over IP providers. Our wholesale toll free service terminates toll free calls that are originated on the traditional telephone network. Customers for these services include call centers, conferencing providers, and voice over IP providers.

IT and Managed Services

•	Information Technology ("IT") Services. Our IT-based services focus primarily on the transport and delivery of enterprise data and applications; and

•
Managed Services. Managed services represents a blend of network, hosting, cloud, and IT services that typically require ongoing support from our staff. These services frequently involve equipment or networks owned, acquired or controlled by the customer and often include consulting or software development.

Regulatory Revenues

•
Universal Service Fund ("USF") support payments. We receive federal and state USF support payment subsidies designed to reimburse us for various costs related to certain telecommunications services, including the costs of deploying, maintaining and operating voice and broadband infrastructure in high-cost rural areas where we are not able to fully recover our costs from our customers;

•
Connect America Fund ("CAF"). We receive federal support payments from both Phase 1 and Phase 2 of the CAF program. The funding from the CAF Phase 2 support program has substantially replaced the funding from the interstate USF program that we previously utilized to support voice services in high-cost rural markets in 33 states; and

•
Other. We generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties and from rental income associated with our failed-sale-leaseback. For additional information on our failed-leaseback transaction, see "Sale of Data Centers and Colocation Business—Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Because we centrally manage the activities that generate these regulatory revenues, these revenues are not included in our segment revenues.
Additional Information
From time to time, we also make investments in other communications or technology companies.
For further information on regulatory, technological and competitive changes that could impact our revenues, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under Item 1A below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
Network
Most of our products and services are provided using our telecommunications network, which consists of voice switches, data switches and routers, high-speed transport equipment, fiber-optic and copper cables and other equipment. Our local exchange carrier networks also include central offices and remote site assets, and form a portion of the public switched telephone network. A substantial portion of our equipment operates with licensed software.
At December 31, 2017, our network included:

•	Approximately 450,000 route miles of fiber optic plant;

•	Approximately 900,000 miles of copper plant;

•	More than 360 colocation facilities and data centers globally;

•	Approximately 37,500 route miles of subsea fiber optic cable systems; and

•	Multiple gateway and transmission facilities used in connection with operating our network throughout North America, Europe and Latin America.

We continue to enhance and expand our network by deploying various technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in technology and customer demands, including demands for enhanced digitization, automation and customer self-service capabilities. In addition, we anticipate that continued increases in internet usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The FCC's definition of broadband service could create additional requirements for higher capital spending to address marketing and competitive issues. Any such additional expenditure could adversely impact our results of operations and financial condition.
Similarly, we continue to take steps to simplify and modernize our network, much of which we have assembled through acquisitions. To attain our objectives, we plan to continue to undertake several complex projects that we expect will be costly and may take several years to complete. The costs of these projects could materially increase if we conclude that we need to replace any or all of our legacy systems.
Like other large communications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date have materially adversely affected our business, results of operations or financial condition.
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
For additional information regarding our systems, network, cyber risks, capital expenditure requirements and reliance upon third parties, see "Risk Factors," generally, in Item 1A of Part I of this report, and, in particular, "Risk Factors—Risks Affecting Our Business" and "Risk Factors—Risks Affecting Our Liquidity and Capital Resources." For more information on our properties, see "Properties" in Item 2 of Part I of this report.
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
Our patent portfolio includes patents covering technologies ranging from data and voice services to content distribution to transmission and networking equipment. Patents give us the right to prevent others, particularly competitors, from using our proprietary technologies. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patent that has been licensed to us. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.
We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report.

Sales and Marketing
We maintain local offices in most major and secondary markets within the U.S. and in most of the larger population centers within our local service area. In addition, we maintain offices within the primary markets of the more than 60 countries in which we operate. These offices provide sales and customer support services to the communities in our local markets. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. Our offerings include both stand-alone services and bundled services designed to meet the needs of different customer segments.
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
Similarly, our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and government customers of all sizes, ranging from small business offices to the world's largest global enterprise customers. We strive to offer our business customers stable, reliable, secure and trusted solutions. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations.
Regulation
Overview
Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union), national agencies and, often, state, provincial or local bodies.
Our domestic operations are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. These agencies (i) issue rules to protect consumers and promote competition, (ii) set the rates that telecommunication companies charge each other for exchanging traffic, and (iii) have traditionally developed and administered support programs designed to subsidize the provision of services to high-cost rural areas. In most states, local voice service, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with state utility commissions. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities. Many acquisitions and divestitures require approval by the FCC and some state commissions. These agencies typically have the authority to withhold their approval, or to request or impose substantial conditions upon the transacting parties in connection with granting their approvals.
The following description discusses some of the major industry regulations that affect our operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial, legislative and administrative proceedings which could substantially change the manner in which the domestic and international communications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. For additional information, see "Risk Factors" in Item 1A of Part I of this report.
The laws and regulations governing our affairs are quite complex and occasionally in conflict with each other. From time to time, we are fined for failing to meet applicable regulations or service requirements.

Federal Regulation of Domestic Operations
General
The 2016 U.S. Presidential election ushered in a new Administration with a more deregulatory agenda. The industry is undergoing rapid change, driven mostly by evolving technology and the emergence of a variety of new competitors. Cybersecurity and consumer privacy now dominate policy discussions. Much of our domestic operations are still required to comply with the Telecommunications Act of 1996, which materially amended the Communications Act of 1934, primarily to promote competition. Among other things, those laws regulate the terms and conditions under which we provide interstate communications services and require our incumbent local exchange carriers ("ILECs") to offer various of our traditional wireline services at just and reasonable rates and on non-discriminatory terms.
The FCC regulates interstate services we provide, including the business data service charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services. The FCC has responsibility for maintaining and administering support programs designed to expand nationwide access to communications services (which are described further below), as well as other programs supporting service to low-income households, schools and libraries, and rural health care providers. Changes in the composition of the five members of the FCC or its Chairman can have significant impacts on the regulation of our business.
In recent years, our operations and those of other telecommunications carriers have been further impacted by legislation, merger-related conditions and regulation imposing additional obligations on us, particularly with regards to providing voice and broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts and enhancing privacy. These laws include the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. In addition, the FCC has heightened its focus on the reliability of emergency 911 services. The FCC has imposed fines on us and other companies for 911 outages and has adopted new compliance requirements for providing 911 services. We are incurring capital and operating expenses designed to comply with the FCC's 911 requirements and minimize future outages. All of these laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively against companies not subject to the same regulations.
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
In 2015, the FCC issued an order regulating the manner in which ILECs can discontinue or reduce certain copper-based services. This order is under review by the current FCC but still requires ILECs to provide prior notice to certain customers of their proposed change in services, and in certain cases to provide replacement offerings on reasonably comparable terms and conditions. We expect that this order may limit our flexibility to react to changing conditions in the communications industry and introduce services such as Voice over Internet Protocol ("VoIP") services.
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
In October 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("the 2011 order"), intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and to re-direct universal service funding to foster nationwide broadband coverage. The 2011 order provides for a multi-year transition as terminating intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and line charges paid by end user customers are increased. These changes have increased the pace of reductions in the amount of switched access revenues related to our wholesale services, while creating opportunities for increased federal USF support and retail revenue.

In late 2011, numerous parties filed a petition for reconsideration with the FCC seeking numerous revisions to the 2011 order. Future judicial challenges to the 2011 order are also possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. Rulemakings designed to implement the order are not complete, and several FCC proceedings relating to the 2011 order remain pending. For these and other reasons, we cannot predict the ultimate impact of these proceedings at this time.
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
As a result of accepting CAF Phase 2 support payments for 33 states, as well as existing merger-related commitments, we will be obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. Future funding is contingent upon our compliance with these infrastructure buildout commitments and certain other service requirements, including certain minimum upload and download transmission speed requirements. In addition, if we are not in compliance with FCC measures at the end of the six-year CAF Phase 2 period, we will have 12 months to attain full compliance. If we are not in full compliance after the additional 12 months, we would incur a penalty equal to 1.89 times the average amount of support per location received in the state over the six-year term, plus a potential penalty of 10% of the state's total CAF Phase 2 support over the six-year term. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report.
For additional information about the potential financial impact of the CAF Phase 2 program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
Broadband Regulation
In February 2015, the FCC adopted new regulations to regulate Internet services as a public utility under Title II of the Communications Act of 1934. A newly-constituted FCC voted to repeal most of those regulations in December 2017. Opponents of that change have judicially challenged this action and will likely advocate in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation.
In 2015, the FCC adopted a broadband standard of 25 megabits per second download speed and 3 megabits per second of upload speed. At this time, we are not aware of any regulatory mandates requiring us to deploy this target speed. The new target is simply a benchmark by which the FCC will evaluate broadband deployment progress in the future. However, the FCC could attempt to utilize this broadband speed target in future regulatory proceedings, and our failure to attain these speeds in certain markets could place us at a marketing or financial disadvantage.
State Regulation of Domestic Operations
In recent years, most states have reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, state universal service funds and in some cases service quality. Our ILEC operations are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a number of states, our ILEC operations have gained pricing freedom for the majority of retail services other than basic voice service. In most of the states in which we operate as an ILEC, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service.
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

Unlike many of our competitors which provide no ILEC services, our ILEC affiliates generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in their ILEC service area who request service and are willing to pay rates prescribed in our tariffs. In certain situations, this may constitute a competitive disadvantage to our ILEC affiliates if competitors can choose to focus on low-cost profitable customers and withhold service from high-cost unprofitable customers. On the other hand, our non-ILEC affiliates have substantial flexibility to compete against unaffiliated ILECs in other markets.
We operate in states where traditional cost recovery mechanisms, including rate structures and state USF, are under evaluation or have been modified. Recent changes to the federal tax code have prompted several states to review regulated rates. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with any cost recovery.
For several years, we have faced various carrier complaints, legislation or other investigations regarding our intrastate switched access rates in several of our states. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from retail customers, is not assured.
International Regulations
Our subsidiaries operating outside of the United States are subject to various regulations in the markets where service is provided. Although the scope of regulation varies from country to country, a substantial portion of our foreign operations are located in Europe and Brazil, both of which are governed by detailed telecommunication regulation.
All of the countries in which we currently operate are members of the World Trade Organization, and most have committed to some deregulatory measures fostering market competition and permitting foreign ownership. Some countries now permit competition for all telecommunications facilities and services, while others allow less competition for some facilities and services, but restrict competition for other services. The telecommunications regulatory regimes of many Latin American countries are in the process of development. Many issues, such as regulation of incumbent providers, interconnection, unbundling of local loops, resale of telecommunications services, and pricing have not been addressed fully, or even at all. We cannot accurately predict whether and how these issues will be resolved, or their effect on our operations. Further, some of the legal requirements governing our foreign operations are more restrictive than or conflict with those governing our domestic operations, which raises our compliance costs and regulatory risks.
European Union
The European Union, or EU, has adopted a more systematic approach to the convergence of networks and the regulation of telecommunications services. The European Commission oversees the implementation by its Member States of various directives developed to regulate electronic communications. These directives address, among other things, (i) interconnection and access, (ii) authorization and licensing, (iii) universal service, and (iv) privacy. In November 2009, the European Parliament and Council of Ministers agreed to implement a number of changes to the existing regulation regime including, among other things, more clearly define user rights.
In November 2015, the EU adopted Regulation EU 2015/2120 which, among other things set out new legislation in relation to open internet. The net neutrality provisions of this Regulation became effective at the beginning of the second quarter 2016. In 2015, the EU Commission also began a review of the entire suite of Directives and Regulations relating to the communications sector and proposals are currently under consideration with a view to making any changes in sufficient time to have these transposed into Member State law by 2019.
In June 2016, following a national referendum, the UK decided to cease its membership in the EU. The European Treaty sets out the legal process that must be followed to accomplish this departure. It is generally expected that the UK will remain a member of the EU until at least 2019. While there is likely to be little immediate effect for the Company or its customers, the longer term implications are presently unclear.
Brazil
Law No. 9,472, known as the General Telecommunications Law (“LGT”), provides for the organization of telecommunications services in Brazil (which includes the regulation of the performance, provision and use of services, and the implementation and operation of telecommunications networks). LGT establishes that the telecommunications policy must have as its main objectives universalization and competition in public telecommunications services. A legislative proposal currently in the Brazilian Senate may result in significant changes in the LGT, unifying private and public regimes under which the services are provided and promote a certain level of deregulation.

Brazil’s communications regulatory agency has generally pursued a policy of market liberalization and supported a competitive telecommunications environment. In order to foster effective competition and prohibit economic concentration in the market, the agency may establish restrictions, limits or conditions for companies, or groups of companies, regarding obtaining and transferring concessions, permits and authorizations to render telecommunications services. The agency is reviewing the regulation applied to sharing of infrastructure between sectors and inside the telecommunication sector, especially in connection with price and rules access.
A 2014 law provides for network neutrality and prohibits all those responsible for routing traffic, including broadband providers, from impairing or degrading (also known as throttling) Internet traffic to different Internet applications; prioritizing traffic or some content; or unreasonably interfering with or hindering the ability of users to access lawful content.
Other Regulations
Our networks are subject to numerous local regulations, including codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations vary on a city-by-city, country-by-country and state-by-state basis, and may require us to pay substantial fees. To install our own fiber optic transmission facilities, we typically need to obtain rights-of-way over privately and publicly owned land. Rights-of-way that are not already secured, or which may expire and not be renewed, may not be available to us on economically reasonable or advantageous terms in the future.
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
For additional information about these matters, see “Risk Factors—Risks Affecting Our Business” and “Risk Factors—Risks Relating to Legal and Regulatory Matters” in item 1A of Part I of this report.
Competition
General
We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from several other sources, including cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do. In certain overseas markets, we compete against national incumbent telecommunications providers and other regional or international companies that may have a longer history of providing service in the market.
We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service. Depending on the applicable market and requested services, competition can be intense, especially if one or more competitors in the market have network assets better suited to the customer’s needs or are offering faster transmission speeds or lower prices.

Wireless telephone services are a significant source of competition with our traditional ILEC services particularly with regard to our small and medium size business customers as well as our wholesale business customers. It is increasingly common for customers to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly with younger customers who are less accustomed to using traditional wireline voice services. Technological and regulatory developments in wireless services, Wi-Fi, and other wired and wireless technologies have contributed to the development of alternatives to traditional landline voice services. Moreover, the growing prevalence of electronic mail, text messaging, social networking and similar digital non-voice communications services continues to reduce the demand for traditional landline voice services. These factors have led to a long-term systemic decline in the number of our wireline voice service customers.
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
Technological developments have led to the development of new products and services that have reduced the demand for our traditional services, as noted above, or that compete with traditional ILEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies continue to aggressively market these services. Similarly, companies providing VoIP services provide voice communication services over the Internet which compete with our traditional telephone service and our own VoIP services. In addition, demand for our broadband services could be adversely affected by advanced wireless data transmission technologies being deployed by wireless providers and by certain technologies permitting cable companies and other competitors to deliver faster average broadband transmission speeds than ours.
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
In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers, municipalities or alternative access vendors. These systems are capable of originating or terminating calls without use of an ILEC's networks or switching services. Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through various means, including the provision of business data services or independent switching services and the concentration of telecommunications traffic on a few of an ILEC's access lines. We anticipate that all these trends will continue and lead to decreased billable use of our networks.
Additional information about competitive pressures is located (i) under the heading "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report and (ii) in the discussion immediately below, which contains more specific information on how these trends in competition have impacted our segments.

Business Segment
In connection with providing services to our business customers, which includes our small, medium and enterprise business, wholesale and government customers, we compete against other telecommunication providers, as well as other regional, national and international carriers, other data transport providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. We face competition in Ethernet based services in the wholesale market from cable companies and fiber based providers.
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
The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for services we offer to our business customers are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations.
Our competitors for cloud, hosting, colocation and other IT services include telecommunications companies, technology companies, cloud companies, colocation companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size, capacity and strategically low pricing tactics of some of these companies, our competitors may be able to offer more inexpensive solutions to our customers. The increase in recent years in the number of companies providing these services has placed substantial downward pressure on pricing for a wide range of cloud, hosting, colocation and other IT services. We believe, however, that our hybrid IT services capabilities, which offer multiple products and services (including network services), and our ability to create end-to-end integrated customer solutions, could help differentiate our products and services from those offered by competitors with a narrower range of products and services. We have remained focused on expanding our hybrid cloud capabilities through internal product development and strategic acquisitions of select startup businesses.
In addition, our voice and private line services revenues have been, and we expect they will continue to be, adversely affected by product substitution, technological migration and price competition. For our wholesale customers, we will continue to be adversely affected by product substitution, technological migration, industry consolidation and mandated rate reductions. Competition for private line services is based on price, network reach and reliability, service, promotions and bundled offerings. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers as well as some of our own wholesale markets customers, many of which are deploying their own networks to provide customers with local services. By doing so, these competitors reduce revenue producing traffic on our network.
In providing equipment sales and professional services to our business customers, we compete primarily with large integrators, equipment providers and national telecommunication providers. Competition is based on package offerings, and as such our strategy is to provide these customers individualized and customizable packages that include other services. As such, in providing data integration we often face many of the same competitive pressures as we face in providing other services, as discussed above.
We expect equipment sales and professional services revenues to continue to fluctuate from quarter to quarter as these offerings tend to be more sensitive than others to changes in the economy and in spending trends of our governmental customers. We further expect the profit margins on our equipment sales and professional services offerings to continue to be lower than those of our other services.
Consumer Segment
With respect to providing our services to residential customers, competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. Wireless carriers' latest generation technologies are allowing them to more directly compete with our services. The manner in which we compete for broadband customers in this segment is substantially similar to the manner in which we compete for business customers, as described in the above section. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Our Prism TV residential video service faces substantial competition from a variety of competitors, including well-established cable companies, satellite companies and several national companies that deliver content over the Internet and on mobile devices. Many of our competitors for these types of services are not subject to the same regulatory requirements as we are, and therefore are able to avoid significant regulatory costs and obligations.

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
Although our status as an ILEC in our local service areas continues to provide us advantages in providing local services in those territories, as noted above, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry, price compression and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance voice services from wireless providers, resellers and sales agents (including ourselves), social media hosts and broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.
Our strategy to manage customer loss is based primarily on our pricing, packaging of services and features and quality of service. While bundle price discounts have resulted in lower average revenues for our individual services, we believe service bundles continue to positively impact our customer retention.
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
See above under "Acquisition of Level 3", for additional information about our November 1, 2017 acquisition of Level 3, and the "Sale of Data Centers and Colocation Business", for additional information about our May 1, 2017 disposition.
During 2016, we acquired all of the outstanding stock of three companies for total consideration of $53 million, including future deferred or contingent cash payments of $14 million, of which $49 million has been attributed to goodwill. These acquisitions were consummated to expand the product offerings of our business segment, and therefore, the goodwill was assigned to that segment. The majority of the goodwill was attributed primarily to expected future increases in revenue from the sale of new products. The majority of the goodwill from these acquisitions is expected to be deductible for tax purposes. See Note 4—Goodwill, Customer Relationships and Other Intangible Assets for additional information on these acquisitions.
Environmental Compliance
From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see "Risk Factors—Risks Relating to Legal and Regulatory Matters—Risks posed by other regulation" in Item 1A of Part I of this report and Note 16—Commitments and Contingencies included in Item 8 of Part II of this report.
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

Employees
At December 31, 2017, we had approximately 51,000 employees, of which approximately 14,000 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See the discussion of risks relating to our labor relations in "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report and see Note 18—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for additional information on the timing of certain contract expirations.
From time to time, we have reduced our workforce primarily due to (i) increased competitive pressures, (ii) the loss of customers and related revenues, (iii) cost reduction initiatives, (iv) process improvements through automation and (v) integration efforts from our acquisitions.
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
In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2017, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.
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
Special Note Regarding Forward-Looking Statements and Related Matters
This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	forecasts of our anticipated future results of operations, cash flows or financial position;

•
statements concerning the anticipated impact of our transactions, investments, product development and other initiatives, including synergies or costs associated with our recently-completed combination with Level 3, the impact of our other acquisitions or dispositions, and the impact our participation in government programs;

•	statements concerning the anticipated impact of the Tax Cuts and Jobs Act enacted in late 2017;

•
statements about our liquidity, profit margins, tax position, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, business strategies, dividend and stock repurchase plans, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our traditional wireline service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, universal service, broadband deployment, data protection and net neutrality;

•
our ability to timely realize the anticipated benefits of our recently-completed combination with Level 3, including our ability to attain anticipated cost savings, to use Level 3's net operating loss carryforwards in the amounts projected, to retain key personnel and to avoid unanticipated integration disruptions;

•
our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•	our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•	possible changes in the demand for our products and services, including our ability to effectively respond to increased demand for high-speed broadband service;

•
our ability to successfully maintain the quality and profitability of our existing product and service offerings, to provision them successfully to our customers and to introduce profitable new offerings on a timely and cost-effective basis;

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, periodic share repurchases, dividends, pension contributions and other benefits payments;

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks referenced in "Risk Factors" in Item 1A or elsewhere in this report or other of our filings with the SEC.
Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our dividend or other capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.
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
ITEM 1A. RISK FACTORS
The following discussion identifies the most significant risks or uncertainties that could (i) materially and adversely affect our business, financial condition, results of operations, liquidity or prospects or (ii) cause our actual results to differ materially from our anticipated results or other expectations. The following information should be read in conjunction with the other portions of this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. Please note that the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us, such as general economic conditions. In addition, certain of the risks described below apply only to a part or segment of our business.

Risks Affecting Our Business
We may not be able to compete successfully against current or future competitors.
Each of our offerings to our business and consumer customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular, (i) aggressive competition from a wide range of communications and technology companies has limited the prospects for several of our offerings to business customers, (ii) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers and (iii) strong competition from cable companies has impacted our business and consumer segments. We expect these trends will continue. For more detailed information, see "Business—Competition" in Item 1 of this report.
In addition to competition from a wide range of technology companies and communications providers (including those described above), we are facing increasing competition from several other sources, including satellite companies, cloud companies, broadband providers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. Further competition could arise through industry consolidation, technological innovation, or changes in regulation, including changes allowing foreign carriers to more extensively compete in the U.S. market.
Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) install their services more quickly than we do, (v) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial and other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, or (xi) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.
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
The communications industry has been and continues to be impacted by significant technological changes, which in general are enhancing wireless services and enabling a broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, improvements in wireless and Internet-based voice communications technologies have reduced demand for our traditional voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing products, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver faster average broadband transmission speeds than ours. Developments in software have permitted new competitors to offer affordable products that historically required more expensive hardware investment. Rapid changes in technology have also placed competitive pressures on our video, cloud and hosting businesses, and enabled new competitors to enter our markets. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenues. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.
Even if we succeed in adapting to changes in technology or industry standards by developing new products or services, there is no assurance that the new products or services would have a positive impact on our profit margins or financial performance.
In addition to introducing new technologies and offerings, we may need, from time to time, to phase out outdated and unprofitable technologies and services. If we are unable to do so on a cost-effective basis, we could experience reduced profits. Similarly, if new market entrants are not burdened by an installed base of outdated equipment or obsolete technology, they may have a competitive advantage over us.
For additional information on the risks of increased expenditures, see “Risk Factors—Risks Affecting our Liquidity and Capital Resources—Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.”
Our local voice, long-distance voice, network access and private line (including business data services) services continue to experience declining revenues, and our efforts to offset these declines may not be successful.
Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line (including business data services) revenues. Consequently, we have experienced declining consolidated revenues (excluding acquisitions) for a prolonged period.
We have taken a variety of steps to counter these declines in local voice, long-distance voice, network access, private line (including business data services) revenues, including an increased focus on selling services in greater demand. However, for the reasons described elsewhere in this report, most of our more recent product and service offerings generate lower profit margins than our traditional services, and some can be expected to experience slowing or no growth in the future. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated with our traditional services. In addition, our reliance on third parties to provide certain of our more recent product and service offerings could constrain our flexibility, as described further below.
Our failure to meet the evolving needs of our customers could adversely impact our competitive position.
In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we continuously invest in our network and develop, test and introduce new products and services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation, testing delays, technological limits or an inability to act as quickly or efficiently as other competitors. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.
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

In mid-2017, our Board of Directors formed a special committee of independent directors to review our policies, procedures and practices relating to consumer sales, service and billing following a former employee’s allegations of sales-related misconduct. In late 2017, the special committee concluded its review and issued its key findings. Among other things, the committee found that (i) our investment in consumer sales monitoring was insufficient, (ii) our ordering and billing software contributed to customer confusion and (iii) systems and human errors contributed to inaccurate billing. We are committed to improving our customers’ experience and believe that we have already made progress in addressing these concerns. Nonetheless, we cannot assure you that we will timely and effectively implement changes that will adequately address all of these issues to the full satisfaction of our customers.
We may not be able to successfully adjust to changes in our industry, our markets and our product mix.
Ongoing changes in the communications industry have fundamentally changed consumers’ communications expectations and requirements. In response to these changes, we have substantially altered our product and service offerings through acquisitions and internal product development. Many of these changes have placed a higher premium on sales, marketing and product development functions, and necessitated ongoing changes in our processes and operating protocols, as well as periodic reorganizations of our sales and leadership teams. In addition, we now offer a much more complex range of products and services, operate larger and more complex networks and serve a much larger and more diverse set of customers. Consequently, we now face greater challenges in effectively managing and administering our operations and allocating capital and other resources to our various offerings. For all these reasons, we cannot assure you that our efforts to adjust to these changes will be timely or successful.
Our revenues and cash flows from operating activities may not be adequate to fund all of our cash requirements.
As noted in greater detail below, our business is capital intensive, and we expect it to remain so for the foreseeable future. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, debt repayments, periodic pension contributions and other benefits payments. We further expect to continue to require significant cash to fund our quarterly dividend payments, subject to the discretionary right of our Board of Directors to change or terminate our current dividend practices at any time. We rely upon our consolidated revenues and cash flows from operating activities to fund our cash needs.
As noted in the risk factor disclosures appearing above and below, changes in competition, technology, regulation and demand for our traditional wireline services continue to place downward pressure on our consolidated revenues and cash flows from operating activities. During each of the past five years, we experienced declines in revenues and net cash provided by operating activities (excluding acquisitions) as compared to prior periods. Over the next several years, we expect that our future cash flows from operating activities will remain under pressure due to the factors discussed herein.
For these reasons, we cannot assure you that our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated. Our inability to fund certain of these payments could have an adverse impact on our business, operations, competitive position, prospects or on the value of our securities.
We could be harmed by security breaches, damages or other significant disruptions or failures of our networks, information technology infrastructure or related systems, or of those we operate for certain of our customers.
We are materially reliant upon our networks, information technology infrastructure and related technology systems (including our billing and provisioning systems) to provide products and services to our customers and to manage our operations and affairs. We face the risk, as does any company, of a security breach or significant disruption of our information technology infrastructure and related systems. As a communications company that transmits large amounts of information over communications networks, we face an added risk that a security breach or other significant disruption of our network, infrastructure or systems, or those that we operate or maintain for certain of our business customers, could lead to material interruptions or curtailments of service. Moreover, in connection with processing and storing sensitive and confidential customer data, we face a heightened risk that a security breach or disruption could result in unauthorized access to our customers’ proprietary information.

We strive to maintain the security and integrity of information and systems under our control, and maintain contingency plans in the event of security breaches or other system disruptions. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Each of these risks could further intensify to the extent we maintain information in digital form stored on servers connected to the Internet.
Similar to other large telecommunications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, to date, none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to the greater use of open and software-defined networks, our increased operation of offshore systems and the increasing sophistication of cyber-attacks. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.
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

•	theft or failure of our equipment;

•	software or hardware obsolescence, defects or malfunctions;

•	deficiencies in our processes or controls;

•	our inability to hire and retain personnel with the requisite skills to adequately maintain or improve our systems;

•	programming, processing and other human error; and

•	service failures of our third-party vendors and other disruptions that are beyond our control.
Due to these factors, from time to time in the ordinary course of our business we experience disruptions in our service, and could experience more significant disruptions in the future.
Disruptions, security breaches and other significant failures of the above-described networks and systems could:

•
disrupt the proper functioning of these networks and systems, which could in turn disrupt (i) our operational, billing or other administrative functions or (ii) the operations of certain of our customers who rely upon us to provide services critical to their operations;

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

•	result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to prolonged litigation; or

•
require significant management attention or financial resources to remedy the resulting damages or to change our systems, including expenses to repair systems, add new personnel or develop additional protective systems.

Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
We could experience difficulties in expanding and updating our technical infrastructure.
Our ability to expand and update our systems and information technology infrastructure in response to our growth and changing business needs is important to our ability to maintain and develop attractive product and service offerings. As discussed further under “Business—Network Architecture” in Item 1 of this report, we are currently undertaking several complex, costly and time-consuming projects to simplify and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Unanticipated delays in the completion of these projects may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies and the diversion of development resources. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.
Negative publicity may adversely impact us.
Our ability to attract and retain customers depends in part upon external perceptions of our products, services and management integrity. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees, which could adversely affect our business, results of operations, financial condition and cash flows.

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
Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video and other products by businesses, consumers, and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation or (iv) increased concerns regarding cyber threats or (v) changes in consumers' preferences or data usage.
If we fail to hire and retain qualified executives, managers and employees, our operating results could be harmed.
Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Our workforce reduction initiatives over the past couple of years have further increased the challenges of attracting and retaining talented individuals. In addition, subject to limited exceptions, none of our executives or domestic employees have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.
Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.
Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these newer services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering the costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.
We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future, which could subject us to costly and time-consuming litigation or require us to seek third-party licenses.
Like other communications companies, we have increasingly in recent years received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. Responding to these claims may require us to expend significant time and money defending our use of the applicable technology, and divert management’s time and resources away from other business. In certain instances, we may be required to enter into licensing agreements requiring royalty payments. In the case of litigation, we could be required to pay significant monetary damages or cease using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline or our operations could be impaired. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect our business, results of operations, financial condition and cash flows.
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
We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services or that infringe on our intellectual property. We may be unable to prevent competitors from acquiring proprietary rights that are similar to or infringe upon our proprietary rights, or to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.
Our operations, financial performance and liquidity are materially reliant on various third parties.
Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subject us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.
Conversely, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to networks built, owned or leased by them, thereby reducing our revenues. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Trends” included in Item 7 of this report.
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

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. We also rely on a limited number of (i) software vendors to support our business management systems, (ii) content suppliers to provide programming to our video operations, and (iii) contractors to assist us in connection with our network construction and maintenance activities. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.
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
Violating our government contracts could have other serious consequences.
We provide services to various governmental agencies with responsibility for national security or law enforcement. These governmental contracts impose significant requirements on us relating to network security, information storage and other matters, and in certain instances impose on us additional heightened responsibilities, including requirements related to the composition of our Board of Directors. While we expect to continue to comply fully with all of our obligations under these contracts, we cannot assure you of this. The consequences of violating these contracts could be severe, potentially including the revocation of our FCC licenses in the U.S. (in addition to being suspended or debarred from government contracting, as noted above.)
Rising costs, changes in consumer behaviors and other industry changes may adversely impact our video business.
The costs of purchasing video programming have risen significantly in recent years and continue to rise. Moreover, an increasing number of consumers are receiving access to video content through video streaming or other services pursuant to new technologies for a nominal or no fee, which will likely reduce demand for our more traditional video products. New technologies are also affecting consumer behavior in ways that are changing how content is delivered and viewed. Increased access to various media through wireless devices has the potential to reduce the viewing of our content through traditional distribution outlets. These new technologies have increased the number of entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis. All of these changes, coupled with changing consumer preferences and other related developments, could reduce demand for our video products and services.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.
As of December 31, 2017, approximately 28% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits in response to industry or competitive changes. In particular, retirement benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.
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
Our subsidiaries currently are, and in the past have been, subject to lawsuits challenging the subsidiaries’ use of rights-of-way. Similar suits are possible in the future. Plaintiffs in these suits typically seek to have them certified as class action suits. These suits are typically complex, lengthy and costly to defend, and expose us to each of the other general litigation risks described elsewhere herein.
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
Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, tax laws, immigration laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. Regulations that require the awarding of contracts to local contractors or the employment of local citizens may adversely affect our flexibility or competitiveness in these jurisdictions. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or could be breached through inadvertence or mistake, fraudulent or negligent behavior of our employees or agents, failure to comply with certain formal documentation or technical requirements, or otherwise. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us or our personnel, or prohibitions on the conduct of our business or our ability to operate in one or more countries, any of which could have a material adverse effect on our business, reputation, results of operations, financial condition or prospects.

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. For example, all 28 member states of the European Union have adopted new European data protection laws that we believe could impact our operations in Europe and could potentially expose us to an increased risk of litigation or significant regulatory fines. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products and services we seek to offer.
In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

•	tax, licensing, political or other business restrictions or requirements, which may render it more difficult to obtain licenses or interconnection agreements on acceptable terms, if at all;

•	uncertainty concerning import and export restrictions, including the risk of fines or penalties assessed for violations;

•	longer payment cycles and problems collecting accounts receivable;

•
U.S. and non-U.S. regulation of overseas operations, including regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other applicable anti-corruption laws, including the U.K. Bribery Act of 2010 and the Brazilian Anti-corruption Law, (collectively with the FCPA, the "Anti-Corruption Laws");

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates;

•	challenges in securing and maintaining the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	increased risk of cyber-attacks or similar events to our network as we expand our network or interconnect our network with other networks internationally;

•	the inability in certain jurisdictions to adequately protect intellectual property rights;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a non-U.S. court or arbitration panel;

•	reliance on third parties, including those with which we have limited experience;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing overseas operations.
Many of these risks are beyond our control, and we cannot predict the nature or the likelihood of the occurrence or corresponding effect of any such events, each of which could have an adverse effect on our financial condition and results of operations.

Certain of our international operations are conducted in countries or regions experiencing corruption or instability, which subjects us to heightened legal and economic risks.
We do business and may in the future do additional business in certain countries or regions in which corruption is a serious problem. Moreover, in order to effectively compete in certain non-U.S. jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. In certain instances, these local operators, partners or agents may have interests that are not always aligned with ours. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under any Anti-Corruption Laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to such anti-corruption laws. Any determination that we have violated the Anti-Corruption Laws could have a material adverse effect on our business, results of operations, reputation or prospects.
We conduct significant operations in regions that have historically experienced high levels of political, economic and social instability, including the Latin American region. Various events in recent years have placed pressures on the stability of the currencies of several Latin American countries in which we operate, including Argentina, Brazil and Colombia. Pressures or volatility in local or regional currencies may adversely affect our customers in this region, which could diminish their ability or willingness to order products or services from us. Several Latin American countries have historically experienced high rates of inflation. Governmental actions taken to curb inflation, coupled with speculation about possible future actions, have in the past contributed to periodic economic uncertainty in many Latin American countries. Similar actions in the future, together with abrupt shifts in governmental administrations, could impede our ability to develop or implement effective business plans in the region. In addition, if high rates of inflation persist, we may not be able to adjust the price of our services sufficiently to offset the effects of inflation on our cost structures in those locations. A high inflation environment would also have negative effects on the level of economic activity and employment and adversely affect our business.
We are exposed to currency exchange rate risks and currency transfer restrictions and our results may suffer due to currency translations and re-measurements.
Certain of our current and prospective customers derive their revenue in currencies other than U.S. dollars but are invoiced by us in U.S. dollars. The obligations of customers with substantial revenue in non-U.S. currencies may be subject to unpredictable and indeterminate increases if such currencies depreciate relative to the U.S. dollar. Furthermore, these customers may become subject to exchange control regulations restricting the conversion of their revenue currencies into U.S. dollars. In either event, the affected customers may not be able to pay us in U.S. dollars. Similarly, declines in the value of non-U.S. currencies relative to the U.S. dollar could adversely affect us in several respects, including hampering our ability to market our services to customers whose revenue is denominated in depreciated currencies. In addition, where we issue invoices for our services in currencies other than U.S. dollars, our results of operations may suffer due to currency translations if such currencies depreciate relative to the U.S. dollar and we cannot or do not elect to enter into currency hedging arrangements regarding those payment obligations.
Certain Latin American economies have experienced shortages in non-U.S. currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or to convert those currencies into U.S. dollars and to expatriate those funds.
We may not be able in the future to acquire new businesses on attractive terms.
Historically, much of our growth has been attributable to acquisitions. Our future ability to grow through additional acquisitions could be limited by several factors, including our leverage, debt covenants and inability to identify attractively-priced target companies. Moreover, we generally must devote significant management attention and resources to evaluate acquisition opportunities, which could preclude us from evaluating acquisition opportunities during periods when management is committed to other opportunities, tasks or activities. Accordingly, we cannot assure you that we will be able to attain future growth through acquisitions. See "Risks Relating to Our Recently-Completed Combination with Level 3" for a discussion of certain specific risks raised by our combination with Level 3 on November 1, 2017 and see the next risk factor immediately below for a discussion of certain general risks raised by acquisitions.

Any additional future acquisitions or strategic investments by us would subject us to additional business, operating and financial risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure or financial position.
In an effort to implement our business strategies, we may from time to time in the future pursue other acquisition or expansion opportunities, including strategic investments. These transactions could involve acquisitions of entire businesses or investments in start-up or established companies, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, potential violations of covenants in our debt instruments and other unidentified issues not discovered in due diligence. To the extent we acquire part or all of a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by currently unascertainable risks of that business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations. In particular, we can provide no assurances that we will be able to successfully integrate the technology systems, billing systems, accounting processes, sales force, cost structure, product development and service delivery processes, standards, controls, policies, strategies and culture of the acquired company with ours. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition. Moreover, we generally do not announce our acquisitions until we have entered into a preliminary or definitive agreement.
Unfavorable general economic conditions could negatively impact our operating results and financial condition.
Unfavorable general economic conditions, including unstable economic and credit markets, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers that have suffered substantial budget cuts in recent years. Any one or more of these circumstances could continue to depress our revenues. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.
For additional information about our business and operations, see "Business" in Item 1 of this report.
Risks Relating to Our Recently-Completed Combination with Level 3
We expect to continue to incur substantial expenses related to the Level 3 combination.
 As noted elsewhere herein, we have incurred substantial expenses in connection with completing our business combination with Level 3 on November 1, 2017, and we expect to continue to incur substantial expenses in connection with integrating our business, operations, networks, systems, technologies, policies and procedures with those of Level 3. There are a large number of systems that will likely be integrated, including management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance systems. While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time and may ultimately be greater than envisioned. Due to these factors, the transaction and integration expenses associated with the acquisition are likely in the near term to exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses. As a result of these expenses, we have taken, and expect to continue to take, charges against our earnings. Our future charges are expected to be significant, although the timing of such charges is uncertain at present.

We may be unable to integrate successfully our incumbent business and Level 3’s business and realize the anticipated benefits of the combination.
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

•
unanticipated impediments in integrating departments, systems (including accounting systems), technologies, books and records, procedures and policies, and in maintaining uniform standards and controls, including internal control over financial reporting;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the acquisition; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the acquisition and integrating the companies’ operations.
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
Our success following the combination will depend in part upon our ability to retain key Level 3 and CenturyLink employees. Key employees may depart because of issues relating to uncertainty, changes in workplace responsibilities or demands, or difficulty of integration. Accordingly, we cannot assure you that we will be able to retain key employees to the same extent as in the past.
We plan to conduct rebranding initiatives which may not be favorably received by customers.
Prior to the Level 3 acquisition, CenturyLink and Level 3 marketed their respective products and services using the “CenturyLink” and “Level 3” brand names and logos. Following the acquisition, “CenturyLink” will be the brand name of the combined company. We cannot assure you that customers will be receptive to our proposed rebranding efforts.
Counterparties to certain significant agreements with Level 3 may exercise contractual rights to terminate such agreements following the Level 3 combination.
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
As of December 31, 2017, CenturyLink had approximately $9.1 billion of net operating loss carryforwards, ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition and are subject to prior limitations under Section 382 of the Internal Revenue Code ("Code") and related Treasury regulations. Additionally, these NOLs are subject to a current Section 382 limitation as a result of our acquisition of Level 3. It should be noted that issuances or sales of our stock following the combination (including certain transactions outside of our control) could result in an ownership change of CenturyLink under Section 382, which may further limit its use of the NOLs. For these and other reasons, we cannot assure you that we will be able to use Level 3's NOLs in the amounts we project.
Risks Relating to Legal and Regulatory Matters
We operate in a highly regulated industry and are therefore exposed to restrictions on our operations and a variety of risks relating to such regulation.
General. Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union), national agencies and, often, state, provincial or local bodies.
Generally, we must obtain and maintain certificates of authority or licenses from these bodies in most territories where we offer regulated services. We cannot assure you that we will be successful in obtaining or retaining all licenses necessary to carry out our business plan, and, even if we are, the prescribed service standards and conditions imposed on us in connection with obtaining or acquiring control of these licenses may impose on us substantial costs and limitations. We also operate in some areas of the world without licenses, as permitted through relationships with locally-licensed partners.
We are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. The regulation of telecommunications networks and services around the world varies widely. In some countries, the range of services we are legally permitted to provide may be limited or may change. As noted above, in other countries existing telecommunications legislation is in development, is subject to currently ongoing proceedings, is unclear or inconsistent, or is applied in an unequal or discriminatory fashion, often in the absence of adjudicative forums that are adequate to address disputes. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time (as discussed further elsewhere herein). Our inability or failure to comply with the telecommunications and other laws of one or more countries in which we operate could prevent us from commencing or continuing to provide service therein.
The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative. Even if we are ultimately found to have complied with applicable regulations, such actions or inquiries could create adverse publicity that negatively impacts our business.
Domestic regulation of the telecommunications industry continues to change, and the regulatory environment varies substantially from jurisdiction to jurisdiction. A substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. In addition, from time to time carriers or other third parties refuse to pay for certain of our services or challenge our rights to receive certain service payments. Our future revenues, costs, and capital investment could be adversely affected by material changes to or decisions regarding the applicability of government requirements, and we cannot assure you that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations.
Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenues, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, and make future planning more difficult.

Risks associated with recent changes in regulation. Changes in regulation can have a material impact on our business, revenues or financial performance. Changes over the past couple of decades in federal regulations have substantially impacted our operations. In 2011, the FCC adopted an order providing for a multi-year transition to a regulatory structure that reduces intercarrier compensation charges, redeploys universal service funding to newer technologies, and increases certain end-user charges. These changes, coupled with our participation in the new FCC support programs, have significantly impacted various aspects of our operations, financial results and capital expenditures, including the amount of revenues we collect from our wholesale customers and from federal support programs. We expect these impacts will continue in the future. For more information, see "Business—Regulation" in Item 1 of this report, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.
Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.
Federal and state agencies that dispense universal service or other support program payments can, and from time to time do, reduce the amount of those payments to us and other carriers.
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
Risks of reduced flexibility. As a diversified full service incumbent local exchange carrier in many of our operating markets, we have traditionally been subject to significant regulation that does not apply to many of our competitors. This regulation in many instances restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions. In particular, cable television companies in recent years have been able to exploit differences in regulatory oversight, which we believe has helped them to develop service offerings competitive with ours. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could increasingly impede our ability to compete.
Risks posed by other regulations. All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. In connection with our current operations, we use, handle and dispose of various hazardous and non-hazardous substances and wastes. In prior decades, certain of our current or former subsidiaries owned or operated, or are alleged to have owned or operated, manufacturing businesses, for which we have been notified of certain potential environmental liabilities regarding those past operations. We monitor our compliance with applicable regulations or commitments governing these current and past activities. Although we believe that we are in compliance with these regulations in all material respects, our use, handling and disposal of environmentally sensitive materials, or the prior operations of our predecessors, could expose us to claims or actions that could potentially have a material adverse effect on our business, financial condition and operating results.
For a discussion of regulatory risks associated with our international operations, see “Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."

Our participation in the FCC's Connect America Fund ("CAF") Phase 2 support program poses certain risks.
Our participation in the FCC's CAF Phase 2 support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF Phase 2 program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to dedicate a substantial portion of our future capital expenditure budget to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects. In addition, if the FCC decides not to renew or extend the current CAF Phase 2 program, or initiate a replacement program, these support payments could end at the termination of the program.
Regulation of the Internet could limit our ability to operate our broadband business profitably and to manage our broadband facilities efficiently.
Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. Although the FCC voted to repeal most of those regulations in December, 2017, opponents of the rescission have judicially challenged this action and will likely continue to advocate in favor of re-instituting extensive regulation. Depending on the content and scope of any such future federal or state regulations, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of network extensions and upgrades, and otherwise negatively impact our current operations. As the significance of the Internet expands, state, local or foreign governments may adopt new laws or regulations, or apply existing laws and regulations to the Internet. We cannot predict the outcome of any such changes.
We may be liable for the material that content providers or distributors distribute over our network.
The liability of private network operators for information asserted on or disseminated through their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.
Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, the trading price of our securities and our ability to access the capital markets.
There are several material proceedings pending against us, as described in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 16—Commitments and Contingencies, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.
We are subject to franchising requirements that could impede our expansion opportunities or result in potential fines or penalties.
We may be required to obtain from municipal authorities operating franchises to install or expand certain facilities related to our fiber transport operations and certain of our other services. Some of these franchises may require us to pay franchise fees, and may require us to pay fines or penalties if we violate or exit our related contractual commitments. In some cases, certain franchise requirements could delay us in expanding our operations or increase the costs of providing these services.

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
For a more thorough discussion of the regulatory issues that may affect our business, see "Business—Regulation" in Item 1 of this report.
Risks Affecting Our Liquidity and Capital Resources
Our high debt levels expose us to a broad range of risks.
We continue to carry significant debt. As of December 31, 2017, the aggregate principal amount of our consolidated long-term debt was $37.162 billion, excluding unamortized discounts, net, unamortized debt issuance costs and capital lease and other obligations. As of such date, $1.588 billion aggregate principal amount of this long-term debt was scheduled to mature prior to December 31, 2020. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.
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
A substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely impact our cash flows and financial condition.

Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.
Subject to certain limitations, our current debt agreements and the debt agreements of our subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.
Subject to certain limitations and restrictions, the current terms of our debt instruments and the debt instruments of our subsidiaries permit us or them to incur additional indebtedness. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.
We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.
We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt by CenturyLink, Inc., Qwest Corporation or Level 3 Financing, Inc. We may also need to obtain additional financing under a variety of other circumstances, including if:

•	revenues and cash provided by operations decline;

•	economic conditions weaken, competitive pressures increase or regulatory requirements change;

•	we engage in additional acquisitions or undertake substantial capital projects or other initiatives that increase our cash requirements;

•	we are required to make pension or other benefits payments earlier or in greater amounts than currently anticipated;

•	our payments of federal income taxes increase faster or in greater amounts than currently anticipated; or

•
we become subject to significant judgments or settlements, including in connection with one or more of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements included elsewhere in this report.

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
In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments, which are discussed further below.
Our access to funds under our revolving credit facility is further dependent upon the ability of the facility’s lenders to meet their funding commitments. If one or more of the lenders fails to fund, the remaining lenders will not be legally obligated to rectify the funding shortfall.
For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.
If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to do some of these things on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

We have a complex debt structure, and our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions and (iii) lead to the acceleration of our repayment obligations in certain instances.
CenturyLink, Inc. and various of its subsidiaries (including Embarq Corporation, Qwest Corporation, Qwest Capital Funding, Inc., Level 3 Financing, Inc. and Level 3 Parent, LLC) have borrowed substantial amounts of money from financial institutions or investors. Under the associated debt and financing arrangements, CenturyLink, Inc. and these subsidiaries are subject to various covenants and restrictions, the most restrictive of which pertain to the debt of CenturyLink, Inc. and the Level 3 entities.
CenturyLink, Inc.'s revolving and term loan debt arrangements contain several significant limitations restricting CenturyLink, Inc.’s ability to, among other things:

•	borrow additional money or issue guarantees;

•	pay dividends or other distributions to shareholders;

•	make loans, advances or other investments;

•	create liens on assets;

•	sell assets;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates; and

•	engage in mergers or consolidations.
These above-listed restrictive covenants could materially adversely affect our ability to operate or expand our business, to pursue strategic transactions, or to otherwise pursue our plans and strategies.
The debt and financing arrangements of Level 3 Parent, LLC and its subsidiary Level 3 Financing, Inc. contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to receive cash from Level 3, to distribute cash from Level 3 to other of our affiliated entities, or to enter into other transactions among our wholly-owned entities.
CenturyLink, Inc.'s above-referenced debt arrangements also contain financial covenants that require us to maintain certain financial ratios, and the term loan debt of Qwest Corporation includes a similar financial covenant. The ability of CenturyLink, Inc. and Qwest Corporation to comply with these provisions may be affected by events beyond their control.
The failure of CenturyLink, Inc. or any of its subsidiaries to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. For additional information, see “We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all” and Note 5—Long-Term Debt and Credit Facilities.
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
For more information on the credit ratings of our secured and unsecured debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt and Other Financing Arrangements” in Item 7 of this report.
Under certain circumstances upon a change of control, we will be obligated to offer to repurchase certain of our outstanding debt securities, which could have certain adverse ramifications.
Under our June 19, 2017 credit agreement, a “change of control” of CenturyLink, Inc. constitutes an event of default. Moreover, if the credit ratings relating to certain of our currently outstanding long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of CenturyLink, Inc., then we will be required to offer to repurchase such debt securities. The long-term debt securities of several of our subsidiaries include similar covenants that could, under similar circumstances in connection with a “change of control” of one of the subsidiaries, require us to offer to repurchase such securities. If, due to lack of cash, legal or contractual impediments, or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities. Any default under our credit facility or these debt securities could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these repurchase covenants may in certain circumstances render it more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.
Our business requires us to incur substantial capital and operating expenses, which reduces our available free cash flow.
Our business is capital intensive. We expect to continue to require significant cash to maintain and expand our network to remain competitive.
We expect to invest additional capital to expand and enhance our network infrastructure as a result of several factors, including:

•	changes in customers' service requirements, including increased demands by customers to transmit larger amounts of data at faster speeds;

•	technological advances of our competitors;

•	the development and launch of new services; or

•	our regulatory commitments, including infrastructure construction requirements arising out of our participation in the FCC's CAF Phase 2 program, which are discussed further herein.
We may be unable to expand or adapt our network infrastructure to respond to these developments in a timely manner, at a commercially reasonable cost or on terms producing satisfactory returns on our investment.
In addition to investing in expanded networks, new products or new technologies, we must from time to time invest capital to (i) replace some of our aging equipment that supports many of our traditional services that are experiencing revenue declines or (ii) convert older systems to simplify and modernize our network. While we believe that our currently planned level of capital expenditures will meet both our maintenance and core growth requirements, this may not be the case if demands on our network continue to accelerate or other circumstances underlying our expectations change. Increased spending could, among other things, adversely affect our operating margins, cash flows, results of operations and financial position.
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
As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing or cash management purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. State law applicable to our subsidiaries restricts the amount of dividends that they may pay. Restrictions that have been or may be imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations), and restrictions imposed by credit instruments or other agreements applicable to certain of our subsidiaries may limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.
We cannot assure you that we will continue paying dividends at the current rates, or at all.
For the reasons noted below, we cannot assure you that we will continue periodic dividends on our capital stock at the current rates, or at all.
As noted in the immediately preceding risk factor, because we are a holding company with no material assets other than the stock of our subsidiaries, our ability to pay dividends will depend on our subsidiaries generating a sufficient amount of earnings and cash flow and their ability to furnish funds to us in the form of dividends, loans or other payments.
Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice, including without limitation any of the following:

•	our supply of cash or other liquid assets is anticipated to remain under pressure for the various reasons described in this report;

•
our cash requirements or plans might change for a wide variety of reasons, including changes in our financial position, capital allocation plans (including a desire to retain or accumulate cash), capital spending plans, stock purchase plans, acquisition strategies, strategic initiatives, debt payment plans (including a desire to maintain or improve credit ratings on our debt securities), pension funding or other benefits payments;

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
We cannot assure you whether, when or in what amounts we will be able to use our foreign or state net operating loss carryforwards, or when they will be depleted.
At December 31, 2017, we had state NOL carryforwards of approximately $21 billion. These NOLs are comprised of $11 billion from CenturyLink and $10 billion from Level 3. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2017, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to our valuation allowance) of $481 million.
Additionally, we have foreign NOL carryforwards of $5.8 billion as a result of the Level 3 acquisition. A significant portion of the foreign NOL carryforwards are generated in subsidiaries that do not have a history of earnings and may not have the ability to generate income in sufficient amounts to realize the losses. As of December 31, 2017, we have determined that these foreign NOL carryforwards had net benefit of $293 million.
Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.
As of December 31, 2017, we had approximately 34,000 active employees participating in our company sponsored benefit plans, approximately 72,000 active and retired employees and surviving spouses eligible for post-retirement benefits, approximately 67,000 pension retirees and approximately 15,000 former employees with vested pension benefits participating in our benefit plans. The cost to fund the pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

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

•
increases in insurance premiums we are required to pay to the Pension Benefit Guaranty Corporation, an independent agency of the United States government that must cover its own underfunded status by collecting premiums from a declining population of pension plans that are qualified under the U.S. tax code;

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

As of December 31, 2017, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 9—Employee Benefits to our consolidated financial statements included in Item 8 of this report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 7 of this report.
For additional information concerning our liquidity and capital resources, see Item 7 of this report. For a discussion of certain currency and liquidity risks associated with our international operations, see "Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."
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
Terrorist attacks and other acts of violence or war may adversely affect the financial markets and our business.
Future terrorist attacks or armed conflicts may directly affect our physical facilities or those of our customers. These events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and world financial markets and economy. Any of these occurrences could materially adversely affect our business.
If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies or forward-looking statements, our consolidated financial statements and related disclosures could be materially affected.
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.
While frequently presented with numeric specificity, the guidance and other forward-looking statements that we disseminate from time to time is based on numerous variables and assumptions (including, but not limited to, those related to industry performance and competition and general business, economic, market and financial conditions and additional matters specific to our business, as applicable) that are inherently subjective and speculative and are largely beyond our control. As a result, actual results may differ materially from our guidance or other forward-looking statements. Similarly, to adjust to evolving market conditions, we may change our intentions, strategies or plans at any time, which could materially alter our actual results from those previously anticipated. For additional information, see "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of this report.

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
As of December 31, 2017, approximately 57% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, most of these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments.
The Tax Cuts and Jobs Act will have a substantial impact on us.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act significantly changes U.S. tax law by reducing the U.S. corporate income tax rate and making certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items. Although we generally believe the net impact of this Act will be favorable to us, the Act is quite complex and certain of its features are expected to adversely impact us. Our views on the Act’s ultimate impact on us are subject to change as we complete additional analysis, review regulations that will need to be adopted to implement the Act and monitor other future developments related to the Act’s adoption.
Additional changes in tax laws or tax audits could adversely affect us.
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
The trading price of our common stock could be reduced if a large number of shares of our common stock are sold in the public market.
Our articles of incorporation currently authorize us to issue additional shares of our common stock, frequently without shareholder approval. Such additional issuances may dilute the beneficial ownership and voting power of our shareholders, and could reduce the trading price of our common stock. Similarly, the market price of our common stock could drop significantly if certain large holders of our common stock sell all or a substantial portion of their holdings in the public markets, or indicate their intent to do so. Similarly, the market price of our stock could be adversely affected if analysts or other market participants issue reports or make other statements that recommend the sale of our shares.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our property, plant and equipment consists principally of telephone lines, cable, cable landing stations, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2017	2016
Land	2%	2%
Fiber, conduit and other outside plant(1)	45%	43%
Central office and other network electronics(2)	36%	35%
Support assets(3)	15%	17%
Construction in progress(4)	2%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment and software under various capital and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease, typically within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements. With the acquisition of Level 3 on November 1, 2017, we acquired, among other things, title or leasehold rights to various cable landing stations and data centers throughout the world related to undersea and terrestrial cable systems.
Our net property, plant and equipment was approximately $26.9 billion and $17.0 billion at December 31, 2017 and 2016, respectively. Some of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries. For additional information, see Note 7—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.
ITEM 3. LEGAL PROCEEDINGS
The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 16—Commitments and Contingencies to our consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.
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

	Sales Price		Cash Dividend per Common Share
	High	Low
2017
First quarter	$26.29	22.33	0.540
Second quarter	27.61	23.05	0.540
Third quarter	24.14	18.17	0.540
Fourth quarter	20.55	13.16	0.540
2016
First quarter	$32.49	21.94	0.540
Second quarter	32.94	26.35	0.540
Third quarter	31.56	26.51	0.540
Fourth quarter	33.45	22.86	0.540
Dividends on common stock during 2017 and 2016 were paid each quarter. On February 21, 2018, our Board of Directors declared a common stock dividend of $0.54 per share.
As described in greater detail in "Risk Factors" in Item 1A of Part I of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.
At February 16, 2018, there were approximately 121,000 stockholders of record, although there were significantly more beneficial holders of our common stock. At February 16, 2018, the closing stock price of our common stock was $18.93.
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2017 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2017	4,554	$20.00
November 2017	186,767	17.48
December 2017	140,448	15.57
Total	331,769

ITEM 6. SELECTED FINANCIAL DATA
The following tables of selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.
The tables of selected financial data shown below are derived from our audited consolidated financial statements, which include the operating results, cash flows and operational metrics of Level 3 for the 2 months ended December 31, 2017, and the assets and liabilities of Level 3 as of December 31, 2017. These historical results are not necessarily indicative of results that you can expect for any future period.
The following table summarizes selected financial information from our consolidated statements of operations.

	Years Ended December 31,(1)
	2017(2)(3)(5)	2016(3)(4)(5)(6)	2015(4)(5)	2014(4)(7)	2013(4)(8)
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$17,656	17,470	17,900	18,031	18,095
Operating expenses	15,647	15,137	15,321	15,674	16,800
Operating income	$2,009	2,333	2,579	2,357	1,295
Income before income tax expense	540	1,020	1,316	1,110	224
Net income (loss)	1,389	626	878	772	(239)
Basic earnings (loss) per common share	2.21	1.16	1.58	1.36	(0.40)
Diluted earnings (loss) per common share	2.21	1.16	1.58	1.36	(0.40)
Dividends declared per common share	2.16	2.16	2.16	2.16	2.16
Weighted average basic common shares outstanding	627,808	539,549	554,278	568,435	600,892
Weighted average diluted common shares outstanding	628,693	540,679	555,093	569,739	600,892
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this report and in our preceding annual reports on Form 10-K for a discussion of unusual items affecting the results for each of the years presented.

(2)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of approximately $1.1 billion.

(3)
During 2017 and 2016, we incurred Level 3 acquisition-related expenses of $271 million and $52 million, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Level 3" and Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.

(4)
In 2017, we adopted ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" by retrospectively applying the requirements of the ASU to our previously issued consolidated financial statements. The adoption of ASU 2017-07 increased operating income and increased total other expense, net by $2 million for the year ended December 31, 2016 and reduced operating income and decreased total other expense, net by $26 million, $53 million and $158 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(5)
During 2017, 2016 and 2015, we recognized an incremental $186 million, $201 million and $215 million, respectively, of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase 2 support program, as compared to revenues received under the interstate USF program.

(6)	During 2016, we recognized $189 million of severance expenses and other one-time termination benefits associated with our workforce reductions.

(7)	During 2014, we recognized a $60 million tax benefit associated with a deduction for the tax basis for worthless stock in a wholly-owned foreign subsidiary and a $63 million pension settlement charge.

(8)
During 2013, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $1.092 billion for goodwill attributed to one of our previous operating segments and a litigation settlement charge of $235 million.

Selected financial information from our consolidated balance sheets is as follows:

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Net property, plant and equipment(1)	$26,852	17,039	18,069	18,433	18,646
Goodwill(1)	30,475	19,650	20,742	20,755	20,674
Total assets(2)	75,611	47,017	47,604	49,103	50,471
Total long-term debt(2)(3)	37,726	19,993	20,225	20,503	20,809
Total stockholders' equity	23,491	13,399	14,060	15,023	17,191
_______________________________________________________________________________

(1)
During 2016, as a result of our then pending sale of our colocation business and data centers, we reclassified $1.071 billion in net property, plant and equipment and $1.141 billion of goodwill to assets held for sale which is included in other current assets on our consolidated balance sheet. See Note 3—Sale of Colocation Business and Data Centers to our consolidated financial statements in Item 8 of Part II of this report, for additional information.

(2)
In 2015, we adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements. The adoption of both ASU 2015-03 and ASU 2015-17 reduced total assets by $1.044 billion and $1.316 billion in each year for the two years ended December 31, 2014, respectively, and ASU 2015-03 reduced total long-term debt by $168 million and $157 million in each year for the two years ended December 31, 2014, respectively.

(3)
Total long-term debt includes current maturities of long-term debt and capital lease obligations of $305 million for the year ended December 31, 2016 associated with assets held for sale. For additional information on our total long-term debt, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$3,878	4,608	5,153	5,188	5,559
Net cash used in investing activities	(8,871)	(2,994)	(2,853)	(3,077)	(3,148)
Net cash provided by (used in) financing activities	5,358	(1,518)	(2,301)	(2,151)	(2,454)
Payments for property, plant and equipment and capitalized software	(3,106)	(2,981)	(2,872)	(3,047)	(3,048)
The following table presents certain of our selected operational metrics:

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Operational metrics:
Total access lines(1)	10,282	11,090	11,748	12,394	13,002
Total broadband subscribers(1)	5,662	5,945	6,048	6,082	5,991
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements and Related Matters" in Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.
Overview
We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our residential and business customers. Our communications services include local and long-distance voice, virtual private network ("VPN") data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
With approximately 450,000 route miles of fiber optic cable globally, we believe we are among the largest providers of communications services to global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe and Latin America connects to metropolitan fiber networks that we operate. We operate in over 60 countries, with the substantial majority of our revenues being derived in the United States.
Based on our approximately 10.3 million total access lines at December 31, 2017, we believe we are the third largest wireline telecommunications company in the United States.
Acquisition of Level 3
On November 1, 2017, CenturyLink, Inc. ("CenturyLink") acquired Level 3 Communications, Inc. ("Level 3") through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. We entered into this transaction, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks.
During the year ended December 31, 2017, we recognized $97 million of integration-related expenses associated with our activities related to the Level 3 acquisition. During 2017, we also recognized $174 million in merger-related transaction costs, including investment banker and legal fees in connection with consummating the transaction.
Our consolidated financial statements include the accounts of CenturyLink and its majority owned subsidiaries, including Level 3 beginning on November 1, 2017. Due to the significant size of the acquisition, direct comparison of our results of operations for the periods ending on or after December 31, 2017 to prior periods are less meaningful than usual.
As a result of the acquisition, Level 3's assets and liabilities have been revalued and recorded at their preliminary estimated fair value. The assignment of estimated fair value requires a significant amount of judgment. The use of fair value measures affects the comparability of our post-acquisition financial information and may make it more difficult to predict earnings in future periods. We expect to complete our final fair value determinations prior to the first anniversary of the acquisition. Our final fair value determinations may be significantly different than those preliminary values reflected in our consolidated financial statements at December 31, 2017.
In the discussion that follows, we refer to the business that we operated prior to the Level 3 acquisition as "Legacy CenturyLink", and we refer to the incremental business activities that we now operate as a result of the Level 3 acquisition as "Legacy Level 3."
For additional information about our acquisition of Level 3, see (i) Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report, (ii) our current report on Form 8-K/A filed by us with the Securities and Exchange Commission (the "SEC") on January 16, 2018, (iii) our current report on Form 8-K filed by us with the SEC on November 1, 2017 and (iv) the definitive joint proxy statement/prospectus filed by us with the SEC on February 13, 2017.

Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for pre-tax cash proceeds of $1.8 billion and a minority stake in the limited partnership that owns the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies. As part of the transaction, the Purchaser acquired 57 of our data centers and assumed our capital lease obligations, which amounted to $294 million on May 1, 2017, related to the divested properties.
Our colocation business generated revenues (excluding revenue from affiliates) of $210 million from January 1, 2017 through May 1, 2017, and $622 million and $626 million for the years ended December 31, 2016 and 2015, respectively (a small portion of which has been retained by us).
This transaction did not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera. The failed-sale-leaseback accounting treatment decreased net income by $103 million on our consolidated results of operations for the year ended December 31, 2017.
After factoring in the costs to sell the data centers and colocation business, excluding the impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain as a result of the aggregate value of the consideration we received exceeding the carrying value of the assets sold and liabilities assumed. Based on the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined net loss of $82 million is included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017. The sale also resulted in a significant capital loss carryforward, which was entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
For all of 2018, we will be required by GAAP to record similar non-cash adjustments to our net income. Upon the January 1, 2019 implementation of the new accounting standard for Leases (ASU 2016-02), which was issued by the FASB in early 2016, this particular accounting treatment will no longer be applicable for this transaction, and the above-described real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.
See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 8 of Part II of this report for additional information on the sale.
New Organizational Structure
In January 2017, we implemented a new organization structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to "enterprise" segment. Additionally, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our business segment to a new non-reportable operating segment. We reported two segments, enterprise and consumer, from January 2017 through October 2017.
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report), effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the legacy CenturyLink enterprise segment operations and the legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment from the former non-reportable operating segment. At December 31, 2017, we had the following two segments:

•
Business Segment. This segment consists generally of providing products and services to small, medium and enterprise business, wholesale and government customers, including other communication providers. Our products and services offered to these customers include our local and long-distance voice, VPN data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services, all of which are described further under "Operating Revenues"; and

•
Consumer Segment. This segment consists generally of providing products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, video and other ancillary services.

Results of Operations
The following table summarizes the results of our consolidated operations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017(1)(2)	2016(2)(3)(4)	2015(3)
	(Dollars in millions except per share amounts)
Operating revenues	$17,656	17,470	17,900
Operating expenses	15,647	15,137	15,321
Operating income	2,009	2,333	2,579
Other expense, net	1,469	1,313	1,263
Income tax (benefit) expense	(849)	394	438
Net income	$1,389	626	878
Basic earnings per common share	$2.21	1.16	1.58
Diluted earnings per common share	$2.21	1.16	1.58
_______________________________________________________________________________

(1)
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of approximately $1.1 billion.

(2)
During 2017 and 2016, we incurred Level 3 acquisition-related expenses of $271 million and $52 million, respectively. For additional information, see "Acquisition of Level 3" above and Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.

(3)
In 2017, we adopted ASU 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" by retrospectively applying the requirements of the ASU to our previously issued consolidated financial statements. The adoption of ASU 2017-07 increased operating income and increased total other expense, net by $2 million for the year ended December 31, 2016 and reduced operating income and decreased total other expense, net by $26 million for the year ended December 31, 2015.

(4)	During 2016, we recognized $189 million of severance expenses and other one-time termination benefits associated with our workforce reductions.
The following table summarizes our access lines, broadband subscribers and number of employees as of December 31, 2017, 2016 and 2015:

	As of December 31,
	2017	2016	2015
	(in thousands)
Operational metrics:
Total access lines(1)	10,282	11,090	11,748
Total broadband subscribers(1)	5,662	5,945	6,048
Total employees	51	40	43
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

During the last decade, we have experienced revenue declines primarily due to declines in access lines, private line customers, switched access rates and minutes of use. To mitigate these revenue declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•	increase the capacity, speed and usage of our networks;

•
provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	provide our premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable; and

•	market our products and services to new customers.
Operating Revenues
We categorize our products, services and revenues among the following five categories:

•	IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services and Vyvx broadcast services) and other ancillary services;

•
Transport and infrastructure, which include broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services and other ancillary services;

•	Voice and collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary service;

•	IT and managed services, which include information technology services and managed services, which may be purchased in conjunction with our other network services; and

•
Regulatory revenues, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenues. We receive federal support payments from both federal and state USF programs and from the federal CAF program. The USF and CAF support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services. We generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties and from rental income associated with the failed-sale-leaseback. Because we centrally manage the activities that generate these regulatory revenues, these revenues are not included in our segment revenues.

For more information, see "Products and Services" in Item I of this report.
The following tables summarize our consolidated operating revenues recorded under our five revenue categories:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
IP & Data Services (1)	$4,043	3,357	686	20%
Transport & Infrastructure (2)	6,551	6,826	(275)	(4)%
Voice & Collaboration (3)	5,679	5,943	(264)	(4)%
IT & Managed Services (4)	651	640	11	2%
Regulatory revenues (5)	732	704	28	4%
Total operating revenues	$17,656	17,470	186	1%
_________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
IP & Data Services (1)	$3,357	3,172	185	6%
Transport & Infrastructure (2)	6,826	6,986	(160)	(2)%
Voice & Collaboration (3)	5,943	6,326	(383)	(6)%
IT & Managed Services (4)	640	687	(47)	(7)%
Regulatory revenues (5)	704	729	(25)	(3)%
Total operating revenues	$17,470	17,900	(430)	(2)%
____________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
Our total operating revenues increased by $186 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the inclusion of $1.39 billion in post-acquisition Legacy Level 3 operating revenues in our 2017 consolidated operating revenues. Total operating revenues for Legacy CenturyLink decreased by $1.204 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and by $430 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decline in total operating revenues for both periods reflects the continuing loss of access lines, loss of long-distance revenues primarily due to the displacement of traditional wireline telephone services by other competitive products and services, including data and wireless communication services, and reductions in the volume of our private line (including business data services) services. Our total operating revenues for the year ended December 31, 2017 were also impacted by the May 1, 2017 sale of our data centers and colocation business, which resulted in a reduction of colocation revenues of $396 million for the year ended December 31, 2017 as compared to the prior year period.
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

These expense classifications may not be comparable to those of other companies.
The following tables summarize our operating expenses:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$8,203	7,774	429	6%
Selling, general and administrative	3,508	3,447	61	2%
Depreciation and amortization	3,936	3,916	20	1%
Total operating expenses	$15,647	15,137	510	3%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,774	7,778	(4)	—%
Selling, general and administrative	3,447	3,354	93	3%
Depreciation and amortization	3,916	4,189	(273)	(7)%
Total operating expenses	$15,137	15,321	(184)	(1)%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) increased by $429 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in costs of services and products (exclusive of depreciation and amortization) was attributable to the inclusion of $690 million in post-acquisition Legacy Level 3 costs (net of intercompany eliminations) in our consolidated costs of services and products (exclusive of depreciation and amortization). Costs of services and products (exclusive of depreciation and amortization) for Legacy CenturyLink decreased by $261 million, or 3%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in cost of services and products (exclusive of depreciation and amortization) was primarily due to reductions in salaries and wages and employee benefits from lower headcount and healthcare costs, lower real estate and power expenses from the sale of the data centers and colocation business, and reduced customer premises equipment costs due to a decrease in sales of customer premises equipment and USF rates, which were partially offset by increases in facility costs. Cost of services and products (exclusive of depreciation and amortization) decreased by $4 million, or less than 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in cost of services and products (exclusive of depreciation and amortization) was primarily due to reductions in salaries and wages from lower headcount, professional fees, payment processing fees and customer premises equipment costs, which were substantially offset by increases in content costs for Prism TV (resulting from higher content volume and rates), network expense and USF rates.
Selling, General and Administrative
Selling, general and administrative expenses increased by $61 million, or 2%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in selling, general and administrative expenses was primarily attributable to the inclusion of $253 million in post-acquisition Legacy Level 3 expenses (net of intercompany eliminations) in our consolidated selling, general and administrative expenses. Legacy CenturyLink's selling, general and administrative expenses decreased by $192 million, or 6%, primarily due to reductions in salaries and wages and employee benefits from lower headcount and healthcare costs, external commissions and bad debt expenses. These decreases were substantially offset by losses recognized from the sale of our data centers and colocation business and the related failed-sale-leaseback as further described in Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 8 of Part II of this report and increases in transaction and integration costs associated with the Level 3 acquisition. Selling, general and administrative expenses increased by $93 million, or 3%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in selling, general and administrative expenses was primarily due to increases in severance expenses associated with workforce reductions, higher payments of employee health care claims, bad debt and other expenses (including fees related to the Level 3 acquisition), which were partially offset by reductions in professional fees and property and other taxes.

Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Depreciation	$2,710	2,691	19	1%
Amortization	1,226	1,225	1	—%
Total depreciation and amortization	$3,936	3,916	20	1%

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Depreciation	$2,691	2,836	(145)	(5)%
Amortization	1,225	1,353	(128)	(9)%
Total depreciation and amortization	$3,916	4,189	(273)	(7)%
Annual depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant (including from the acquisition of Level 3) and the sale of our data centers and colocation business. Depreciation expense increased by $19 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased by $145 million, or 5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in depreciation expense for the year ended December 31, 2017 was primarily attributable to the inclusion of $143 million in post-acquisition Legacy Level 3 depreciation expense in our consolidated depreciation expense. Legacy CenturyLink's depreciation expense was lower for both periods due to full depreciation and retirement of certain plant placed in service prior to 2017 and 2016. Additionally, we ceased depreciating property, plant and equipment assets of our colocation business when we entered into the agreement to sell that business in late 2016. Absent the sale, we estimate that we would have recorded additional depreciation expense of $54 million from January 1, 2017 through May 1, 2017 related to the conveyed property. These decreases were partially offset by an increase in depreciation expense attributable to new plant placed in service since January1, 2016 and 2015, respectively. As a result of not meeting sale-leaseback accounting requirements, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera; therefore, we are required to reflect a portion of the real estate assets on our consolidated balance sheet and depreciate these assets over their useful lives. As further described in Note 3—Sale of Data Centers and Colocation Business, of the $91 million increase in depreciation expense on these real estate assets, $44 million is not expected to recur in future periods.
Amortization expense increased by $1 million, or less than 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and decreased by $128 million, or 9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in amortization expense for the year ended December 31, 2017 was primarily attributable to the inclusion of $139 million in post-acquisition Legacy Level 3 amortization expense in our consolidated amortization expense. Legacy CenturyLink's amortization expense was lower for both periods primarily due to the use of accelerated amortization for a portion of our customer relationship assets and our entry into an agreement to sell our data centers and colocation business. The effect of using an accelerated amortization method results in an incremental decline in expense each period as the intangible assets amortize. We ceased amortizing the intangible assets of our colocation business when we entered into the agreement to sell that business. Absent the sale, we estimate that we would have recorded additional amortization expense of $13 million from January 1, 2017 through May 1, 2017, related to the conveyed intangible assets. In addition, amortization of capitalized software was lower in both periods due to software becoming fully amortized faster than new software was acquired or developed.

Other Consolidated Results
The following tables summarize our total other expense, net and income tax (benefit) expense:

	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Interest expense	$(1,481)	(1,318)	163	12%
Other income, net	12	5	7	140%
Total other expense, net	$(1,469)	(1,313)	156	12%
Income tax (benefit) expense	$(849)	394	(1,243)	nm

	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Interest expense	$(1,318)	(1,312)	6	—%
Other income, net	5	49	(44)	(90)%
Total other expense, net	$(1,313)	(1,263)	50	4%
Income tax expense	$394	438	(44)	(10)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $163 million, or 12%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in interest expense was primarily due to (i) the issuance of $7.945 billion of term loans in 2017 for the purpose of providing funding for the Level 3 acquisition, (ii) the assumption of Level 3's debt upon the consummation of the acquisition of Level 3, which accounted for $80 million in post-acquisition interest expense and (iii) the recognition of imputed interest expense resulting from the failed-sale-leaseback as further described in Note 3—Sale of Data Centers and Colocation Business. Interest expense increased by $6 million, or less than 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in interest expense was substantially due to a reduction in the amount of net premium amortization recorded at acquisition due to the early retirement of several issuances of debt during the period, which has the effect of increasing interest expense, and an increase in interest expense on unsecured notes related to the issuance of $1.0 billion of new debt in April, 2016 in advance of a debt maturity in June, 2016.
Other Income, Net
Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income (expense), net increased by $7 million, or 140%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase in other income, net was primarily due to a reduction in the loss on early retirement of debt, an increase in interest income from the $6 billion Term Loan B funds held in escrow and income generated from our services agreements with Cyxtera, which was substantially offset by a lower expected return on assets in 2017 for our pension and post-retirement plans. The expected return on assets for our pension and post-retirement plans was lower in 2017 as compared to 2016, which resulted in us recording pension and post-retirement expense in 2017 as compared to recording pension and post-retirement income in 2016. Other income, net decreased by $44 million, or 90%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease in other income, net was primarily due to losses on early retirement of debt, which was partially offset by the impact of nonrecurring funding from a state economic development program.

Income Tax (Benefits) Expense
The enactment of the Tax Cuts and Jobs Act legislation in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in a tax benefit of approximately $1.1 billion recorded in the fourth quarter of 2017, which was the predominant factor contributing to our recognition of an $849 million income tax benefit for 2017, versus income tax expense of $394 million in the prior year. Income tax expense decreased by $44 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. For the years ended December 31, 2017, 2016 and 2015, our effective income tax rate was (157.2)%, 38.6% and 33.3%, respectively. The effective tax rate for the year ended December 31, 2017 reflects the benefit from the re-measurement of deferred taxes as noted above, a $27 million tax expense related to the sale of our data centers and colocation business and a $32 million tax impact of non-deductible transaction costs related to the Level 3 acquisition. The effective tax rate for the year ended December 31, 2016 reflects a tax impact of $18 million from an intercompany dividend payment from one of our foreign subsidiaries to its domestic parent company that was made as part of our corporate restructuring in preparation for the sale of our colocation business. The effective tax rate for the year ended December 31, 2015 reflects a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015, and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating loss carryforwards ("NOLs"). See Note 13—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.
Segment Results
The results for our business and consumer segments are summarized below for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Total segment revenues	$16,924	16,766	17,171
Total segment expenses	9,390	9,081	9,025
Total segment income	$7,534	7,685	8,146
Total margin percentage	45%	46%	47%
Business segment:
Revenues	$11,220	10,704	10,977
Expenses	6,847	6,391	6,395
Income	$4,373	4,313	4,582
Margin percentage	39%	40%	42%
Consumer segment:
Revenues	$5,704	6,062	6,194
Expenses	2,543	2,690	2,630
Income	$3,161	3,372	3,564
Margin percentage	55%	56%	58%

The following table reconciles our total segment revenues and total segment income presented above to consolidated operating revenues and consolidated operating income reported in our consolidated statements of operations.

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Total segment revenues	$16,924	16,766	17,171
Regulatory revenues	732	704	729
Operating revenues reported in our consolidated statements of operations	$17,656	17,470	17,900

Total segment income	$7,534	7,685	8,146
Regulatory revenues	732	704	729
Depreciation and amortization	(3,936)	(3,916)	(4,189)
Non-segment expenses	(2,321)	(2,140)	(2,107)
Operating income reported in our consolidated statements of operations	$2,009	2,333	2,579
Products and Services
In connection with our acquisition of Level 3 on November 1, 2017, we revised the way we categorize our products and services and now report our related revenues under the following categories: IP and data services, transport and infrastructure, voice and collaboration, IT and managed services and regulatory revenues. From time to time, we change the categorization of our products and services, and we may make similar changes in the future.
We offer our customers the ability to bundle together several products and services. We believe our customers value the convenience and price discounts associated with receiving multiple services through a single company.

Business Segment
The operations of our business segment have been impacted by several significant trends, including those described below:
Our mix of total business segment revenues continues to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our small, medium and enterprise business, wholesale and government customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. In recent years, our competitors, as well as several large, diversified technology companies, have made substantial investments in cloud computing. This expansion in competitive cloud computing offerings has led to increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. Our traditional wireline products and services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our business segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Demand for our private line services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenues and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts.
Our operating costs also impact the operating margins of all of our above-mentioned services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of some of our newer, more technologically advanced services as compared to our traditional wireline services, principally because those newer services rely more heavily upon the above-listed support functions. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our traditional wireline products and services, but to a lesser extent than customer loss, customer migration and price compression.
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

The following tables summarize the results of operations from our business segment:

	Business Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
IP & Data Services (1)	$3,595	2,851	744	26%
Transport & Infrastructure (2)	3,680	3,929	(249)	(6)%
Voice & Collaboration (3)	3,294	3,284	10	—%
IT & Managed Services (4)	651	640	11	2%
Total segment revenues	11,220	10,704	516	5%
Segment expenses:
Total expenses	6,847	6,391	456	7%
Segment income	$4,373	4,313	60	1%
Segment margin percentage	39%	40%
__________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.

	Business Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
IP & Data Services (1)	$2,851	2,704	147	5%
Transport & Infrastructure (2)	3,929	4,157	(228)	(5)%
Voice & Collaboration (3)	3,284	3,429	(145)	(4)%
IT & Managed Services (4)	640	687	(47)	(7)%
Total segment revenues	10,704	10,977	(273)	(2)%
Segment expenses:
Total expenses	6,391	6,395	(4)	—%
Segment income	$4,313	4,582	(269)	(6)%
Segment margin percentage	40%	42%
______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.

Segment Revenues
Business segment revenues increased by $516 million, or 5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 due to the inclusion of $1.39 billion in post-acquisition Legacy Level 3 business segment revenues in our consolidated business segment revenues. Business segment revenues for Legacy CenturyLink decreased by $874 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and by $273 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decline in business segment revenues for both periods is attributable to a reduction in access lines and lower volumes of long-distance and access services resulting from the competitive and technological factors noted above and to reductions in the volume of private line (including business data services) services. Our business segment revenues for the year ended December 31, 2017 were also impacted by the May 1, 2017 sale of our data centers and colocation business, which resulted in a reduction of colocation revenues of $396 million for the year ended December 31, 2017 as compared to the prior year period.
Segment Expenses
Business segment expenses increased by $456 million, or 7%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily due to the inclusion of $749 million in post-acquisition Legacy Level 3 business segment expenses in our consolidated business segment expenses. Business segment expenses for Legacy CenturyLink decreased by $293 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to decreases in salaries and wages and employee benefits from lower headcount, real estate and power costs due to the sale of the data centers and colocation business, marketing and advertising expenses and network expense. These decreases were partially offset by an increase in facility costs. Business segment expenses for Legacy CenturyLink decreased by $4 million, or less than 1%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in our business segment expenses was primarily due to decreases in salaries and wages, professional fees and payment processing fees, which were substantially offset by increases in facility costs, network expense and real estate and power costs.
Segment Income
Business segment income increased by $60 million, or 1%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to the inclusion of $641 million in post-acquisition Legacy Level 3 business segment net income and decreased by $269 million, or 6%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease of $581 million in Legacy CenturyLink business segment income for the year ended December 31, 2017 was due to the loss of customers, lower service volumes and the loss of income generated by our colocation business. The decrease in business segment income for the year ended December 31, 2016 was due predominantly to the loss of customers and lower service volumes.

Consumer Segment
The operations of our consumer segment have been impacted by several significant trends, including those described below:
In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed or declined. Moreover, as described further in Item 1A of Part I of this report, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings. The offering of our facilities-based video services in our markets has required us to incur substantial start-up expenses in advance of marketing and selling the service. Also, our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our newer, more technologically advanced products and services and we expect this trend to continue. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect that these factors will continue to negatively impact our business. As a result of the expected loss of higher margin services associated with access lines, we continue to offer our customers service bundling and other product promotions to help mitigate this trend, as described below. Customer migration and price compression from competitive pressures have not only negatively impacted our traditional wireline services revenues, but they have also negatively impacted the operating margins of these services and we expect this trend to continue.
Operating costs also impact the operating margins of these services. These operating costs include employee costs, marketing and advertising expenses, sales commissions, TV content costs and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our newer, more technologically advanced products and services as compared to our traditional wireline services, principally because our newer, more technologically advanced products and services rely more heavily upon the above-listed operating expenses. Operating costs, such as installation costs and facility costs, have also negatively impacted the operating margins of our traditional wireline products and services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our traditional wireline products and services margins to a lesser extent than our newer, more technologically advanced products and services as noted above.
Service bundling and product promotions. We offer our customers the ability to bundle multiple products and services. These customers can bundle broadband services with other services such as local voice, video and long-distance. While we believe our bundled service offerings can help retain customers, they also tend to lower our profit margins in the consumer segment due to the related discounts; and
Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. We also expect our consumer segment to benefit indirectly from enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2017	2016
	(Dollars in millions)
Segment revenues:
IP & Data Services (1)	$448	506	(58)	(11)%
Transport & Infrastructure (2)	2,871	2,897	(26)	(1)%
Voice & Collaboration (3)	2,385	2,659	(274)	(10)%
Total segment revenues	5,704	6,062	(358)	(6)%
Segment expenses:
Total expenses	2,543	2,690	(147)	(5)%
Segment income	$3,161	3,372	(211)	(6)%
Segment income margin percentage	55%	56%
______________________________________________________________________

(1)	Includes retail video revenues (including our facilities-based video revenues).
(2)	Includes primarily broadband and equipment sales and professional services revenues.
(3)	Includes local, long-distance and other ancillary revenues.

	Consumer Segment
	Years Ended December 31,		Increase / (Decrease)	% Change
	2016	2015
	(Dollars in millions)
Segment revenues:
IP & Data Services (1)	$506	468	38	8%
Transport & Infrastructure (2)	2,897	2,829	68	2%
Voice & Collaboration (3)	2,659	2,897	(238)	(8)%
Total segment revenues	6,062	6,194	(132)	(2)%
Segment expenses:
Total expenses	2,690	2,630	60	2%
Segment income	$3,372	3,564	(192)	(5)%
Segment income margin percentage	56%	58%
______________________________________________________________________

(1)	Includes retail video revenues (including our facilities-based video revenues).
(2)	Includes primarily broadband and equipment sales and professional services revenues.
(3)	Includes local, long-distance and other ancillary revenues.
Segment Revenues
Consumer segment revenues decreased by $358 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in our consumer segment revenues was primarily due to lower local and long-distance voice service volumes associated with access line losses resulting from the competitive and technological factors noted above and a decrease in the number of Prism TV customers. Consumer segment revenues decreased by $132 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decline in consumer segment services revenues was primarily due to declines in local and long-distance services volumes associated with access line losses resulting from the competitive and technological factors as further described above. These declines were partially offset by an increase in the number of Prism TV customers and various pricing initiatives for broadband, Prism TV and other products and services, which were partially offset by a decline in broadband customers.

Segment Expenses
Consumer segment expenses decreased by $147 million, or 5%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in our consumer segment expenses was primarily due to decreases in salaries and wages and employee benefits from lower headcount, external commissions and USF surcharges from rate decreases, which were partially offset by increases in marketing and advertising expenses. Consumer segment expenses increased by $60 million, or 2%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase in our consumer segment expenses was primarily due to increases in costs related to Prism TV (resulting from higher volume and rates), professional fees, sales commissions, bad debt expense and network costs, which were partially offset by reductions in salaries and wages from lower headcount and payment processing fees.
Segment Income
Consumer segment income decreased by $211 million, or 6%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and by $192 million, or 5%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decline in our consumer segment income for both periods was primarily due to loss of customers and increases in the costs associated with Prism TV.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations, (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) loss contingencies and litigation reserves; (vi) Connect America Fund; and (vii) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, there can be no assurance that actual results will not differ from those estimates.
Business Combination
We have accounted for our acquisition of Level 3 on November 1, 2017, under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their preliminary estimated fair values at the acquisition date. The portion of the purchase price in excess of the preliminary estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The preliminary estimates of fair value and resulting assignment of the purchase price related to our acquisition of Level 3 involved significant estimates and judgments by our management. In arriving at the preliminary fair values of assets acquired and liabilities assumed, we considered the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our preliminary estimates also included assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment and industry and economic trends. For additional information about our acquisition of Level 3, see Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.
Goodwill, Customer Relationships and Other Intangible Assets
We amortize customer relationships primarily over an estimated life of 7 to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the customer retention patterns for the type of customer at the companies we acquire. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We annually review the estimated lives and methods used to amortize our other intangible assets, primarily capitalized software. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We are required to reassign goodwill to reporting units each time we reorganize our internal reporting structure which causes a change in the composition of our reporting units. We assign goodwill to the reporting units using a relative fair value approach. We utilize the trailing twelve months earnings before interest, taxes, depreciation and amortization as our allocation methodology as we believe that it represents a reasonable proxy for the fair value of the operations being reorganized. The use of other fair value assignment methods could result in materially different results. For additional information on our segments, see Note 14—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.
We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Our assets and liabilities are employed in and relate to the operations of our reporting units. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment analysis is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in any of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment test. Our annual assessment date for testing goodwill impairment is October 31.
As of October 31, 2017, we assessed goodwill for impairment for our three reporting units, which we determined to be enterprise (excluding wholesale), consumer and wholesale and determined that the estimated fair value of our wholesale reporting unit was substantially in excess of our carrying value of equity and the estimated fair value of our enterprise and consumer reporting units exceeded our carrying value of equity by approximately 9.0% and 4.0%, respectively.
For additional information on our goodwill balances by segment, see Note 4—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.
We may be required to assess our goodwill for impairment before our next required assessment date of October 31, 2018 under certain circumstances, including any failure to meet our forecasted future operating results or any significant increases in our weighted average cost of capital. In addition, we cannot assure that adverse conditions will not trigger future goodwill impairment assessments or impairment charges. A number of factors, many of which we cannot control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment assessment. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization as a result of an adverse change to our overall business operations; (iii) changes in the discount rate we use in our testing; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory or legislative actions; (vi) a significant adverse change in our legal affairs or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of one or more of our subsidiaries that are a component of our segments. For additional information, see "Risk Factors" in Item 1A of Part I of this report. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required assessment date of October 31, 2018.
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

Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $420 million annually or increased depreciation expense by approximately $550 million annually, respectively.
Pension and Post-retirement Benefits
We sponsor a noncontributory qualified defined benefit pension plan (referred to as our qualified pension plan) for a substantial portion of our employees. In addition to this tax-qualified pension plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. On November 1, 2017, we assumed Level 3's pension and post-retirement plans, and certain obligations associated with these plans. Due to the insignificant impact of these plans on our consolidated financial statements, we have excluded them from the following pension and post-retirement benefits disclosures for 2017.
In 2017, approximately 58% of the qualified pension plan's January 1, 2017 net actuarial loss balance of $3.134 billion was subject to amortization as a component of net periodic expense over the average remaining service period of participating employees expected to receive benefits, which ranges from 9 to 10 years for the plan. The other 42% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2017. The entire beginning net actuarial loss of $137 million for the post-retirement benefit plans was treated as indefinitely deferred during 2017.
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
In 2016, we changed the method we use to estimate the service and interest components of net periodic benefit expense for pension and other postretirement benefit obligations. This change resulted in a decrease in the service and interest components in 2017 and 2016. Beginning in 2016, we utilized a full yield curve approach in connection with estimating these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change more precisely measures service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations but lowered our annual net periodic benefit cost by $122 million and $149 million in 2017 and 2016, respectively, when compared to the pre-2016 methodology. This change was treated as a change in accounting estimate and, accordingly, we did not adjust the amounts recorded in 2015.

Mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries ("SOA"). The SOA publishes new mortality rates (mortality tables and projection scales) on a regular basis which reflect updates to projected life expectancies in North America. Historically, we have adopted the new projection tables immediately after publication. In 2017, we adopted the revised morality tables and projection scale released by the SOA, which decreased the projected benefit obligation of our benefit plans by $113 million. In 2016, we adopted the revised mortality table and projection scale released by the SOA, which decreased the projected benefit obligation of our benefit plans by $268 million. The 2015 revised mortality table and projection scale decreased the 2015 projected benefit obligation of our benefit plans by $379 million. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 9 to 10 years as of December 31, 2017.
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
Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive income (loss) in the consolidated statements of comprehensive income as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets. The expected return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2017 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2017 would have increased by $103 million. If our assumed discount rates for 2017 were 100 basis points lower, our qualified pension and post-retirement benefit expenses for 2017 would have increased by $63 million and our projected benefit obligation for 2017 would have increased by approximately $1.780 billion.
Loss Contingencies and Litigation Reserves
We are involved in several material legal proceedings, as described in more detail in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report. We periodically assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.
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

Connect America Fund
In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses (living units) in 33 states under the CAF Phase 2 high-cost support program. This program provides a monthly high-cost subsidy similar to the support provided by the FCC’s previous cost reimbursement programs. Although we believe that there is no specific authoritative U.S. GAAP guidance for the treatment of government assistance, we identified three acceptable methods to account for these funds: (1) recognize revenue when entitled to receive cash, (2) defer cash received until the living units are enabled to receive the service at the FCC specified level, or (3) record the cash received as contra capital. After assessing these alternatives, we have determined that we will recognize CAF Phase 2 funds each month as revenue when we are entitled to receive the cash less a deferred amount. The amount of revenue deferred in 2017 was approximately $94 million. We believe our recognition methodology is consistent with other companies in our industry in the United States, but may not necessarily be consistent with companies outside the United States that receive similar government funding, and we cannot provide assurances to this effect.
In computing the amount of revenue to recognize, we assume that we will not be able to economically enable 100% of the required living units in every state with voice and broadband capabilities under the CAF Phase 2 program. We defer recognition of the funds related to potential living units that we estimate we will not enable until we can with reasonable assurance determine that we can fully meet the enablement targets. As disclosed elsewhere herein, in some limited instances, a portion of the funds must be returned if enablement targets are not attained. Based on estimated enablement, a hypothetical 1% decrease in our estimate of living units we will not enable with voice and broadband capabilities under the CAF Phase 2 program would have increased our revenue by $7 million in 2017, and a 1% increase would have decreased our revenue by $29 million in 2017.
For additional information about the CAF Phase 2 support program, see "Business—Regulations" in Item 1 of Part I of this report.
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
In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all which involve the exercise of significant judgment. At December 31, 2017, we established a valuation allowance of $1.341 billion primarily related to foreign and state NOLs that we acquired from Level 3, as it is more likely than not that these NOLs will expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 13—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our parent company liquidity requirements. Several of our significant operating subsidiaries have borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries or affiliates. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations and other factors.
At December 31, 2017, we held cash and cash equivalents of $551 million and we had $1.595 billion of borrowing capacity available under the then existing terms of our revolving credit facility. We had approximately $186 million of cash and cash equivalents outside the United States at December 31, 2017. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes, other than the possible payment of the Deemed Repatriation Transition Tax discussed elsewhere herein and other limited exceptions. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America. We have no material restrictions on our ability to repatriate to the United States foreign cash and cash equivalents.
Our acquisition of Level 3 on November 1, 2017, resulted in significant changes in our consolidated financial position, our debt structure and our future cash requirements.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. As discussed further below, the amount of cash we paid in 2017 for income taxes and retiree healthcare benefits increased substantially compared to prior periods. We currently expect our cash income tax payments will be lower in 2018 due to the utilization of the NOLs acquired in the Level 3 acquisition, and we expect that our cash paid for retiree healthcare benefits will remain flat.
Based on our current capital allocation objectives, during 2018 we project expending approximately $3.8 billion to $3.9 billion (excluding integration capital) of cash for capital investment in property, plant and equipment and approximately $2.3 billion of cash for dividends on our common stock (based on the assumptions described below under "Dividends"). At December 31, 2017, we have debt maturities of $188 million, scheduled debt principal payments of $157 million and capital lease and other fixed payments of $98 million, each due during 2018. Each of the expenditures is described further below.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources".
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets, expand and improve our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2018 will be approximately $3.8 billion to $3.9 billion, inclusive of CAF Phase 2 related capital expenditures, but excludes integration capital.
Our capital expenditures continue to be focused on keeping the network operating efficiently and supporting new service developments. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part 1 of this report.
Debt and Other Financing Arrangements
Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation and Level 3 Financing, Inc. debt securities to refinance their maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

Following the closing of our acquisition of Level 3, the rating agencies took action on the ratings of the debt in the table below. Generally, the agencies downgraded ratings of the CenturyLink, Inc. debt from previous levels as they indicated they intended to at the time of the announcement of the transaction. Additionally, Standard and Poor's and Moody's Investors Service, Inc. placed such ratings on negative outlook while Fitch Ratings placed them on stable outlook. As for the Level 3 debt, Moody's Investors Service, Inc. upgraded the unsecured debt and affirmed the rating of the secured debt, with all ratings placed on negative outlook. Standard and Poor's affirmed all previous Level 3 ratings with negative outlook, and Fitch Ratings affirmed all previous Level 3 ratings with stable outlook.
As of the date of this report, the credit ratings for the senior unsecured debt of CenturyLink, Inc., Qwest Corporation, Level 3 Parent, LLC and Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
CenturyLink, Inc.:
Unsecured	B2	B+	BB
Secured	Ba3	BBB-	BB+

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+

Level 3 Parent, LLC:
Unsecured	B1	B+	BB-

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of this report.
Net Operating Loss Carryforwards
As of December 31, 2017, CenturyLink had approximately $9.1 billion of net operating loss carryforwards. ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017, and are subject to prior limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. Additionally, these NOLs are subject to a current Section 382 limitation as a result of our acquisition of Level 3. Prior to this acquisition, the amounts of our cash flows dedicated to or required for the payment of federal taxes increased substantially in 2017. As a result of the completion of this acquisition we expect to significantly reduce our federal cash taxes for the next several years. Additionally, we are seeking a significant refund of federal income taxes related to 2017 that we hope to receive in the first quarter of 2018. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current estimates of 2018 earnings, exclusive of the pending refund request noted previously, we estimate our cash income tax liability related to 2018 will be approximately $100 million.
We cannot assure you that we will be able to use these NOL carryforwards fully. See "Risk Factors—Risks Relating to Our Recently-Completed Acquisition of Level 3—We cannot assure you, whether, when or in what amounts we will be able to use Level 3's net operating loss carryforwards" in Item 1A of Part I of this report.

Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. We paid an average of almost $294 million of dividends during each of the first three quarters of 2017. Based on our issuance of shares in connection with the Level 3 acquisition on November 1, 2017, we paid $572 million of dividends in the fourth quarter. Assuming continued payment during 2018 at this rate of $0.54 per share, our average total dividend paid each quarter would be approximately $575 million to $580 million based on our current number of outstanding shares (assuming no increases or decreases in the number of shares, except in connection with the vesting of currently outstanding equity awards). See Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report.
Revolving Facilities and Other Debt Instruments
To substantially fund our recent acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") providing for $9.945 billion in senior secured credit facilities, consisting of a new $2 billion revolving credit facility (which replaced our 2012 credit facility upon consummation of the Level 3 acquisition) and $7.945 billion of term loan facilities, of which approximately $6.0 billion were funded into escrow on such date, and $1.945 billion of which were funded upon the closing of the acquisition on November 1, 2017. On November 1, 2017, CenturyLink, Inc. also, among other things, (i) assumed all rights and obligations under the 2017 CenturyLink Credit Agreement, (ii) borrowed $400 million under the new $2.0 billion revolving credit facility and (iii) received $6.0 billion of Term Loan B loan proceeds from escrow. On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to increase the borrowing capacity of the new revolving credit facility from $2.0 billion to $2.168 billion, and to increase the borrowing capacity under one of the term loan tranches by $132 million. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report, (ii) our current report on Form 8-K filed with the SEC on June 20, 2017 and (iii) our current report on Form 8-K filed with the SEC on November 1, 2017.
On November 1, 2017, we also amended our uncommitted revolving letter of credit facility to secure the facility and to permit us to draw up to $225 million of letters of credit thereunder. At December 31, 2017, we had $104 million of letters of credit outstanding under this facility.
For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report.

Future Contractual Obligations
The following table summarizes our estimated future contractual obligations as of December 31, 2017:

	2018	2019	2020	2021	2022	2023 and thereafter	Total
	(Dollars in millions)
Long-term debt(1)(2)	$404	593	1,178	3,109	5,033	27,137	37,454
Interest on long-term debt and capital leases(2)	2,116	2,096	2,030	1,915	1,705	16,611	26,473
Data centers obligation(3)	84	86	28	—	—	—	198
Operating leases	666	533	467	367	326	2,116	4,475
Purchase commitments(4)	343	158	107	56	47	242	953
Post-retirement benefit obligation(5)	92	88	86	83	79	680	1,108
Non-qualified pension obligations(5)	5	5	5	4	4	19	42
Unrecognized tax benefits(6)	—	—	—	—	—	96	96
Asset retirement obligations	24	14	11	4	3	59	115
Total future contractual obligations (7)	$3,734	3,573	3,912	5,538	7,197	46,960	70,914
_______________________________________________________________________________

(1)	Includes current maturities and capital lease obligations, but excludes unamortized discounts, net, unamortized debt issuance costs and data centers benefit obligation.

(2)
Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2017. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report for additional information regarding the future commitments for capital leases related to our colocation operations.

(3)
Future minimum payments of principal, interest and executory costs less future imputed lease income on certain of the real estate assets associated with the data centers obligation. See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 8 of Part II of this report.

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

(6)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. The $96 million is composed of unrecognized tax benefits of $40 million and related estimated interest of $56 million, which would result in future cash payments if our tax positions were not upheld. See Note 13—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2023 and thereafter" column in the above table.

(7)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2017. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report;

•
contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and pricing is based upon volumes and usage. Assuming we terminate these contracts in 2018, the contract termination fees would be $360 million. Under the same assumption, we estimate that our termination fees for these contracts to purchase goods and services would be $89 million. In the normal course of business, we do not believe payment of these fees is likely;

•	service level commitments to our customers, the violation of which typically results in service credits rather than cash payments; and

•	potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary.
For information on debt that we expect to assume or incur in connection with consummating the Level 3 acquisition, see "Risk Factors" in Item 1A of Part I of this report and Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.062 billion and $3.352 billion, respectively. See Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report for additional information about our pension and post-retirement benefit arrangements.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2018. The amount of required contributions to our qualified pension plan in 2019 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We made a voluntary contribution of $100 million to the trust for our qualified pension plan during 2017. Based on current circumstances, we currently anticipate making a voluntary contribution of $100 million to the trust for our qualified pension plan in 2018.
Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2017, assets in the post-retirement trusts had been substantially depleted and had a fair value of $23 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts; however, we plan to continue paying certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $237 million, $129 million and $116 million for the years ended December 31, 2017, 2016 and 2015, respectively, while the amounts paid from the trust were $31 million, $145 million and $163 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II in this report.
For 2017, our annual long-term rates of return were 6.5% and 5.0% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets held. For 2018, our annual long-term rates of return are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans' trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 33 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of this report and see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of this report.

Historical Information
The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2017	2016
	(Dollars in millions)
Net cash provided by operating activities	$3,878	4,608	(730)
Net cash used in investing activities	(8,871)	(2,994)	5,877
Net cash provided by (used in) financing activities	5,358	(1,518)	(6,876)

	Years Ended December 31,		Increase / (Decrease)
	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$4,608	5,153	(545)
Net cash used in investing activities	(2,994)	(2,853)	141
Net cash used in financing activities	(1,518)	(2,301)	(783)
Operating Activities
Net cash provided by operating activities decreased by $730 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to a negative variance in net income adjusted for non-cash items and from negative variances in the changes in accounts payable, other current assets and liabilities, net and other noncurrent assets and liabilities, net, which were partially offset with a positive variance in the change in accounts receivable. Net cash provided by operating activities decreased by $545 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a significant negative variance in net income adjusted for non-cash items (attributable to higher cash taxes paid and lower profitability), which was partially offset by a positive variance in the change in accounts payable. For additional information about our operating results, see "Results of Operations" above.
Investing Activities
Net cash used in investing activities increased by $5.877 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to cash paid for the acquisition of Level 3 on November 1, 2017, which was partially offset with the cash proceeds from the May 2017 sale of our data centers and colocation business. Net cash used in investing activities increased by $141 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 substantially due to an increase in payments for property, plant and equipment.
Financing Activities
Net cash provided by (used in) financing activities changed by $6.876 billion for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to net proceeds from issuance of new debt, which was slightly offset by an increase in dividend payments related to the issuance of common shares, both of which were in connection with the acquisition of Level 3. Net cash used in financing activities decreased by $783 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to a reduction of common stock repurchases.
On November 1, 2017, CenturyLink, Inc. entered into a $1.575 billion senior secured term loan in exchange for net proceeds, after deducting debt issuance costs of $28 million, and a $370 million senior secured term loan in exchange for net proceeds, after deducting an immaterial amount of debt issuance costs.
On November 1, 2017, CenturyLink, Inc. repaid the outstanding principal amount of $319 million under its 2012 term loan.
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
On April 27, 2017, Qwest Corporation issued $575 million aggregate principal amount of 6.75% Notes due 2057 and, on May 5, 2017, issued an additional $85 million aggregate principal amount of such notes pursuant to an over-allotment option in exchange for net proceeds, after deducting underwriting discounts and other expenses, of $638 million. All of the 6.75% Notes are unsecured obligations and may be redeemed by Qwest Corporation, in whole or in part, on or after June 15, 2022, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.
On April 3, 2017, CenturyLink, Inc. paid at maturity the $500 million principal and accrued and unpaid interest due under its 6.00% Notes.
See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report, for additional information on our outstanding debt securities.
Other Matters
Recent Tax Changes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act significantly changes U.S. tax law. The Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures and various other items.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017.
The Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. Although we have not determined a reasonable estimate of the impact of the one-time repatriation tax, we do not expect this one-time tax to materially impact us, but we cannot provide any assurance that upon completion of the analysis the amount will not be material.
Because of our net operating loss carryforwards, we do not expect to experience a further material immediate reduction in the amount of cash income taxes paid by us. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.
Changes from our current provisional estimates described above will be reflected in our future statements of operations and could be material. For a more detailed description of the Act and its impact on us, please see Note 13 to the accompanying consolidated financial statements included in Item 8.
Other
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
We also are involved in various legal proceedings that could substantially impact our financial position. See Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report for the current status of such legal proceedings.

Market Risk
As of December 31, 2017, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of December 31, 2017, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2017, we did not hold or issue derivative financial instruments for trading or speculative purposes.
As further discussed in Note 5—Long-Term Debt and Credit Facilities, on June 19, 2017, and on November 1, 2017, we borrowed substantial sums under a credit agreement dated June 19, 2017 with various lending institutions to provide a substantial amount of the funding for the Level 3 acquisition. As further noted in Note 5—Long-Term Debt and Credit Facilities, loans under the term loan facilities and new revolving credit facility under the June 19, 2017 credit agreement bear interest at floating rates. A hypothetical increase in 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $131 million.
By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real, the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar, in each case as of December 31, 2017. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions, which substantially increased upon the consummation of our acquisition of Level 3 discussed elsewhere herein. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from a hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. dollar, with all other variables held constant. The aggregate potential change in the fair value of financial assets resulting from a hypothetical 10% change in these exchange rates was $178 million at December 31, 2017.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2017.
Off-Balance Sheet Arrangements
As of the date of this report, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of this report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
CenturyLink, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1977.
Shreveport, Louisiana
February 28, 2018

Report of Independent Registered Public Accounting Firm
The stockholders and board of directors
CenturyLink, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited CenturyLink Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three‑year period ended December 31, 2017, and the related notes, and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Level 3 Communications, Inc., which was renamed Level 3 Parent, LLC during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Level 3 Parent, LLC’s internal control over financial reporting representing 15% of total assets (excluding goodwill and intangibles which are included within the scope of the assessment) and 8% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Level 3 Parent, LLC.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Shreveport, Louisiana
February 28, 2018

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$17,656	17,470	17,900
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	8,203	7,774	7,778
Selling, general and administrative	3,508	3,447	3,354
Depreciation and amortization	3,936	3,916	4,189
Total operating expenses	15,647	15,137	15,321
OPERATING INCOME	2,009	2,333	2,579
OTHER (EXPENSE) INCOME
Interest expense	(1,481)	(1,318)	(1,312)
Other income, net	12	5	49
Total other expense, net	(1,469)	(1,313)	(1,263)
INCOME BEFORE INCOME TAX EXPENSE	540	1,020	1,316
Income tax (benefit) expense	(849)	394	438
NET INCOME	$1,389	626	878
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$2.21	1.16	1.58
DILUTED	$2.21	1.16	1.58
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	627,808	539,549	554,278
DILUTED	628,693	540,679	555,093
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
NET INCOME	$1,389	626	878
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial gain (loss), net of $(60), $113 and $(12) tax	83	(168)	21
Change in net prior service credit, net of $(4), $(4) and $(47) tax	8	6	76
Foreign currency translation adjustment and other, net of $(17), $— and $— tax	31	(21)	(14)
Other comprehensive income (loss)	122	(183)	83
COMPREHENSIVE INCOME	$1,511	443	961
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$551	222
Restricted cash - current	5	—
Accounts receivable, less allowance of $164 and $178	2,557	2,017
Assets held for sale	140	2,376
Other	941	547
Total current assets	4,194	5,162
NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	51,204	39,194
Accumulated depreciation	(24,352)	(22,155)
Net property, plant and equipment	26,852	17,039
GOODWILL AND OTHER ASSETS
Goodwill	30,475	19,650
Restricted cash	31	2
Customer relationships, net	10,876	2,797
Other intangible assets, net	1,897	1,531
Other, net	1,286	836
Total goodwill and other assets	44,565	24,816
TOTAL ASSETS	$75,611	47,017
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$443	1,503
Accounts payable	1,555	1,179
Accrued expenses and other liabilities
Salaries and benefits	890	802
Income and other taxes	370	301
Interest	363	260
Other	344	213
Current liabilities associated with assets held for sale	—	419
Advance billings and customer deposits	892	672
Total current liabilities	4,857	5,349
LONG-TERM DEBT	37,283	18,185
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,413	3,471
Benefit plan obligations, net	5,178	5,527
Other	2,389	1,086
Total deferred credits and other liabilities	9,980	10,084
COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 1,069,169 and 546,545 shares	1,069	547
Additional paid-in capital	23,314	14,970
Accumulated other comprehensive loss	(1,995)	(2,117)
Retained earnings (accumulated deficit)	1,103	(1)
Total stockholders' equity	23,491	13,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,611	47,017
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,389	626	878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,936	3,916	4,189
Impairment of assets	—	13	9
Deferred income taxes	(931)	6	350
Loss on the sale of data centers and colocation business	82	—	—
Provision for uncollectible accounts	176	192	177
Net long-term debt issuance costs and premium amortization	9	2	(3)
Net loss on early retirement of debt	5	27	—
Share-based compensation	111	80	73
Changes in current assets and liabilities:
Accounts receivable	31	(266)	(132)
Accounts payable	(123)	109	(168)
Accrued income and other taxes	54	(43)	32
Other current assets and liabilities, net	(614)	92	(53)
Retirement benefits	(202)	(152)	(141)
Changes in other noncurrent assets and liabilities, net	(174)	(18)	(77)
Other, net	129	24	19
Net cash provided by operating activities	3,878	4,608	5,153
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(3,106)	(2,981)	(2,872)
Cash paid for Level 3 acquisition, net of $2.3 billion cash acquired	(7,289)	—	—
Cash paid for other acquisitions	(5)	(39)	(4)
Proceeds from sale of property and intangible assets	1,529	30	31
Other, net	—	(4)	(8)
Net cash used in investing activities	(8,871)	(2,994)	(2,853)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	8,398	2,161	989
Proceeds from financing obligation (Note 3)	356	—	—
Payments of long-term debt	(1,963)	(2,462)	(966)
Net proceeds (payments) on credit facility and revolving line of credit	35	(40)	(315)
Dividends paid	(1,453)	(1,167)	(1,198)
Repurchase of common stock and shares withheld to satisfy tax withholdings	(17)	(16)	(819)
Other, net	2	6	8
Net cash provided by (used in) financing activities	5,358	(1,518)	(2,301)
Effect of exchange rate changes on cash and cash equivalents	(2)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	363	96	(1)
Cash, cash equivalents and restricted cash at beginning of period	224	128	129
Cash, cash equivalents and restricted cash at end of period	$587	224	128
Supplemental cash flow information:
Income taxes paid, net	$(392)	(397)	(63)
Interest paid (net of capitalized interest of $78, $54 and $52)	$(1,401)	(1,301)	(1,310)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$547	544	569
Issuance of common stock to acquire Level 3, including replacement of Level 3's share-based compensation awards	517	—	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	5	3	2
Repurchase of common stock	—	—	(27)
Balance at end of period	1,069	547	544
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	14,970	15,178	16,324
Issuance of common stock to acquire Level 3, including replacement of Level 3's share-based compensation awards	9,462	—	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	—	7	9
Repurchase of common stock	—	—	(767)
Shares withheld to satisfy tax withholdings	(20)	(15)	(19)
Share-based compensation and other, net	79	79	77
Dividends declared	(1,177)	(279)	(446)
Balance at end of period	23,314	14,970	15,178
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,117)	(1,934)	(2,017)
Other comprehensive income (loss)	122	(183)	83
Balance at end of period	(1,995)	(2,117)	(1,934)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(1)	272	147
Net income	1,389	626	878
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	3	—	—
Dividends declared	(288)	(899)	(753)
Balance at end of period	1,103	(1)	272
TOTAL STOCKHOLDERS' EQUITY	$23,491	13,399	14,060
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
(1)    Background and Summary of Significant Accounting Policies
General
We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our residential and business customers. Our communications services include local and long-distance voice, virtual private network ("VPN") data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services.
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
Basis of Presentation
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. These subsidiaries include Level 3 on and after November 1, 2017. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. In connection with our acquisition of Level 3, we acquired its deconsolidated Venezuela subsidiary and due to exchange restrictions and other conditions we have assigned no value to the assets acquired. Additionally, we have excluded this subsidiary from our consolidated financial statements.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting for 2016 and 2015. See Note 14—Segment Information for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Changes in Estimates
In 2016, we changed the method we use to estimate the service and interest components of net periodic benefit expense for pension and other postretirement benefit obligations. This change resulted in a decrease in the service and interest components in 2017 and 2016. Beginning in 2016, we utilized a full yield curve approach in connection with estimating these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change more precisely measures service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations but lowered our annual net periodic benefit cost by $122 million and $149 million in 2017 and 2016, respectively. This change was treated as a change in accounting estimate and accordingly, we did not adjust the amounts recorded in 2015. The reduction in expense described above, net of tax, increased net income by $75 million and $91 million, or $0.12 and $0.17 per basic and diluted common share, for the years ended December 31, 2017 and 2016, respectively.

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
Advertising Costs
Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $218 million, $216 million and $210 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

Accounts Receivable and Allowance for Doubtful Accounts
We record accounts receivable acquired in connection with our acquisitions based on their estimated fair value as of the applicable acquisition date. Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer's credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.
Property, Plant and Equipment
We record property, plant and equipment acquired in connection with our acquisitions based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. The majority of our property, plant and equipment is depreciated using the straight-line group method, but certain of our assets are depreciated using the straight-line method over their estimated useful lives. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.
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

Goodwill, Customer Relationships and Other Intangible Assets
Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 15 years, using either the sum-of-the-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to 7 years, except for approximately $237 million of our capitalized software costs, which represents costs to develop an integrated billing and customer care system which is amortized using the straight-line method over a 20 year period. We amortize our other intangible assets predominantly using the sum-of-the-years-digits method over an estimated life of 4 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.
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
We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded amount of goodwill exceeds the implied fair value of goodwill. Our reporting units are not discrete legal entities with discrete financial statements. Therefore, the equity carrying value and future cash flows must be estimated each time a goodwill impairment assessment is performed on a reporting unit. As a result, our assets, liabilities and cash flows are assigned to reporting units using reasonable and consistent allocation methodologies. Certain estimates, judgments and assumptions are required to perform these assignments. We believe these estimates, judgments and assumptions to be reasonable, but changes in any of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment.
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

Foreign Currency
Our results of operations include foreign subsidiaries, which are translated from the applicable functional currency to the United States Dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the reporting date. We include gains or losses from foreign currency re-measurement in other income, net in our consolidated statements of operations. Certain non-U.S. subsidiaries designate the local currency as their functional currency, and we record the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and include them as a component of accumulated other comprehensive loss in our consolidated balance sheets. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature.
Common Stock
At December 31, 2017, we had 4 million unissued shares of CenturyLink, Inc. common stock reserved for acquisitions. In addition, we had 45 million shares authorized for future issuance under our equity incentive plans.
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
Recently Adopted Accounting Pronouncements
In 2017, we adopted Accounting Standards Update ("ASU") 2016-18, "Restricted Cash (a consensus of the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force)" ("ASU 2016-18"). In the first quarter of 2017, we adopted ASU 2016-09, “Improvements to Employee Share Based Compensation” (“ASU 2016-09”) and ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). Each of these is described further below.
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
Share-based Compensation
ASU 2016-09 modified the accounting and associated income tax accounting for share-based compensation in order to reduce the cost and complexity associated with previous U.S. generally accepted accounting principles (“GAAP”). The primary provisions of ASU 2016-09 that affect our consolidated financial statements for the year ended December 31, 2017 are:

1.
A reclassification of the income tax effect associated with the difference between the expense recognized for share-based payments and the related tax deduction from additional paid-in capital to income tax expense. This change was applied on a prospective basis and resulted in a $5 million increase in income tax expense for the year ended December 31, 2017.

2.
We elected to change our accounting policy to account for forfeitures of share-based payment grants as they occur as opposed to our previous policy of estimating the forfeitures on the grant date. The cumulative effect of adopting this policy as of January 1, 2017 resulted in an increase of $3 million, net of a $2 million tax effect, in accumulated deficit.

Net Periodic Pension and Postretirement Benefit Costs
ASU 2017-07 modified the presentation of net periodic pension and postretirement benefit costs and requires the service cost component to be reported separately from the other components in order to provide more useful information. Under ASU 2017-07, the service cost component of net periodic pension and postretirement benefit costs is required to be presented in the same expense category as the related salary and wages for the employee. The other components of the net periodic pension and postretirement benefit costs are required to be recognized below operating income in other income (expense), net in our consolidated statements of operations. This change was applied on a retrospective basis to all previous periods to match the current period presentation. This retrospective application resulted in a $2 million increase in operating income and a corresponding increase in total other expense, net for the year ended December 31, 2016 and a $26 million reduction in operating income and a corresponding decrease in total other expense, net for the year ended December 31, 2015.
Recent Accounting Pronouncements
Comprehensive Income
On February 14, 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in accumulated other comprehensive income that don’t reflect the current tax rate of the entity (“stranded tax effects”). ASU 2018-02 allows us the option to reclassify these stranded tax effects related to the change in the federal income tax rate as a result of the Tax Cuts and Jobs Act to retained earnings.
We currently plan to adopt the provisions of ASU 2018-02 in the first quarter of 2018 and elect to reclassify the stranded tax effects related to the Tax Cuts and Job Act from accumulated comprehensive income to retained earnings in first quarter of 2018. We currently estimate that our retained earnings and accumulated other comprehensive loss will increase by approximately $400 million as a result of the adoption of ASU 2018-02.
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
We plan to adopt the provisions of ASU 2016-16 on January 1, 2018. The adoption of ASU 2016-16 is not expected to have a material impact to our consolidated financial statements.

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
We have completed our initial assessment of our business and system requirements and we are currently developing and implementing a new lease accounting and administrative system to comply with the requirements of ASU 2016-02. We plan to adopt the standard when it becomes effective for us beginning January 1, 2019 and the adoption of the standard will result in the recognition of right of use assets and lease liabilities that have not previously been recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements. Additionally, upon the January 1, 2019, implementation of ASU 2016-02, accounting for the failed-sale-leaseback transaction described in Note 3—Sale of Data Centers and Colocation Business will no longer be applicable based on our facts and circumstances, and the real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.
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
On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year until January 1, 2018, which is the date we plan to adopt this standard. ASU 2014-09 may be adopted by applying the provisions of this standard on a retrospective basis to the periods included in the financial statements or on a modified retrospective basis which would result in the recognition of a cumulative effect of adopting ASU 2014-09 in the first quarter of 2018. We adopted the new revenue recognition standard under the modified retrospective transition method.
The most significant judgments and impacts upon adoption of the standard include the following items:
Upon adoption, we will defer (i.e. capitalize) incremental contract acquisition costs and recognize (i.e. amortize) them over the term of the initial contract and anticipated renewal contracts to which the costs relate. Our deferred contract costs for our business and consumer customers have average amortization periods of approximately 49 months and 30 months, respectively, and are subject to being monitored every period to reflect any significant change in assumptions. In addition, we will assess our deferred contract cost asset for impairment on a periodic basis.

Promotional bill credits, discounts and prepaid cards offered to customers as part of renewing services or entering into a new services arrangement that are paid over time and are contingent on the customer maintaining a service contract results in an extended service contract term with multiple performance obligations, which impacts the allocation and timing of revenue recognition between service revenue and revenue assigned to the customer credits. A contract asset will be recorded when services are delivered to the customer, and subsequently recognized as a reduction to service revenue over the extended contract term.
We are in the process of implementing a new revenue accounting system, as well as, new processes and internal controls over revenue recognition to assist us in the application of the new standard.
The cumulative effect of initially applying the new revenue standard on January 1, 2018 is estimated to be an increase to retained earnings of approximately $400 million to $600 million.
Most of our indefeasible right of use arrangements, including certain long-term prepaid customer capacity arrangements, are accounted for as operating leases.
(2)    Acquisition of Level 3
On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. We entered into this acquisition to, among other things, realize certain strategic benefits, including enhanced financial and operational scale, market diversification and an enhanced combined network. As a result of the acquisition, Level 3 shareholders received $26.50 per share in cash and 1.4286 shares of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 common stock they owned at closing, subject to certain limited exceptions. We issued this consideration with respect to all of the outstanding common stock of Level 3, with the exception of shares held by the dissenting common shareholders. Upon closing, CenturyLink shareholders owned approximately 51% and former Level 3 shareholders owned approximately 49% of the combined company.
In addition, each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into $26.50 in cash and 1.4286 shares of CenturyLink common stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award (the "Converted RSU Awards"). Each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than those granted to outside directors of Level 3) was converted into a CenturyLink restricted stock unit award using a conversion ratio of 2.8386 to 1 as determined in accordance with a formula set forth in the merger agreement (“the Continuing RSU Awards”).
The preliminary estimated amount of aggregate consideration of $19.617 billion is based on:

•
the 517.3 million shares of CenturyLink’s common stock (including those issued in connection with the Converted RSU Awards) issued to consummate the acquisition and the closing stock price of CenturyLink common stock at October 31, 2017 of $18.99;

•
the cash consideration of $26.50 per share on the 362.1 million common shares of Level 3 issued and outstanding as of October 31, 2017, and the cash consideration of $1 million paid on the Converted RSUs awards;

•	the estimated value of $136 million the Continuing RSU Awards, which represents the pre-combination portion of Level 3’s share-based compensation awards replaced by CenturyLink; and

•	the estimated liability of $60 million for the dissenting common shares issued and outstanding as of October 31, 2017; and
At closing, CenturyLink assumed Level 3's long-term debt of approximately $10.6 billion.
The aggregate cash payments required to be paid on or about the closing date were funded with the proceeds of $7.945 billion of term loans and $400 million of funds borrowed under our new revolving credit facility together with other available funds, which included $1.825 billion borrowed from Level 3 Parent, LLC. For additional information regarding CenturyLink’s financing of the Level 3 acquisition see Note 5—Long-Term Debt and Credit Facilities.

We have recognized the assets and liabilities of Level 3 based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of Level 3 as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination will be based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets will require significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Level 3’s assets acquired and liabilities assumed, along with the related allocation to goodwill. The fair values of certain tangible assets, intangible assets, certain liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations prior to the anniversary date of the acquisition. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at December 31, 2017.
Based solely on our preliminary estimates, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $10.837 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.
The following is our preliminary assignment of the preliminary estimated aggregate consideration:

November 1, 2017
(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317
Property, plant and equipment	9,311
Identifiable intangible assets (2)
Customer relationships	8,964
Other	391
Other noncurrent assets	782
Current liabilities, excluding current maturities of long-term debt	(1,461)
Current maturities of long-term debt	(7)
Long-term debt	(10,888)
Deferred credits and other liabilities	(1,629)
Goodwill	10,837
Total estimated aggregate consideration	$19,617
____________________________________________________________________________________________________________

(1)
Includes a preliminary estimated fair value of $866 million for accounts receivable, which had a gross contractual value of $884 million on November 1, 2017. The $18 million difference between the gross contractual value and the preliminary estimated fair value assigned represents our best estimate as of November 1, 2017 of contractual cash flows that will not be collected.

(2)	The preliminary estimate of the weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.
On the acquisition date, we assumed Level 3’s contingencies. For more information on our contingencies, see Note 16—Commitments and Contingencies.

Acquisition-Related Expenses
We have incurred acquisition-related expenses related to our acquisition of Level 3. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Years Ended December 31,
	2017	2016
	(Dollars in millions)
Transaction-related expenses	$174	47
Integration-related expenses	97	5
Total acquisition-related expenses	$271	52
At December 31, 2017, we had incurred cumulative acquisition-related expenses of $323 million for Level 3. The total amounts of these expenses are included in our selling, general and administrative expenses.
Level 3 incurred transaction-related expenses of $47 million on the date of acquisition. This amount is not included in our results of operations.
References to Acquired Businesses
In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Level 3 acquisition as “Legacy Level 3”. References to “Legacy CenturyLink”, when used to a comparison of our consolidated results for the years ended December 31, 2017 and 2016, mean the business we operated prior to the Level 3 acquisition.
Combined Pro Forma Operating Results (Unaudited)
For the year ended December 31, 2017, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Level 3 of $1.39 billion. The addition of Level 3's post-acquisition operations contributed a net loss of $144 million to our consolidated net income.
The following unaudited pro forma financial information presents the combined results of CenturyLink as if the Level 3 acquisition had been consummated as of January 1, 2016.

	Years Ended December 31,
	2017	2016
	(Dollars in millions, except per share amounts)
Operating revenues	$24,321	25,378
Net income	1,632	883
Basic earnings per common share	1.54	0.84
Diluted earnings per common share	1.54	0.84
This pro forma information reflects certain adjustments to previously-reported operating results, consisting of primarily:

•
decreased operating revenues and expenses due to the elimination of deferred revenues associated with installation activities that were preliminarily assigned no value at the acquisition date (excluding certain deferred revenue associated with certain long-term prepaid customer capacity arrangements, which have been included at its current carrying value) and the elimination of transactions among CenturyLink and Level 3 that are now subject to intercompany elimination;

•	increased amortization expense related to identifiable intangible assets, net of decreased depreciation expense to reflect the preliminary fair value of property, plant and equipment;

•
increased interest expense resulting from (i) interest on the new debt to finance the combination and amortization of the related debt discount and debt issuance costs, (ii) the elimination of Level 3’s historical amortization of debt discount and debt issuance costs and (iii) a reduction in interest expense due to the accretion of an adjustment to reflect the increased preliminary fair value of the long-term debt of Level 3 recognized on the acquisition date; and

•	the related income tax effects.
The pro forma information is presented for illustrative purposes only and does not necessarily reflect the actual results of operations had the Level 3 acquisition been consummated at January 1, 2016, nor is it necessarily indicative of future operating results. The pro forma information excludes transaction costs incurred by us and Level 3 during 2017 (which are further described above in this note) and does not reflect integration costs to be incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions (other than those realized in our historical consolidated financial statements after November 1, 2017).
(3)    Sale of Data Centers and Colocation Business
On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital in exchange for cash and a minority stake in the limited partnership that owns the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies ("Cyxtera").
We received pre-tax cash proceeds of $1.8 billion, and we have valued our minority stake at $150 million, which was based upon the total amount of equity contributions to the limited partnership on the date made. Due to the sale and related restructuring actions we have taken regarding certain subsidiaries involved in the data centers and colocation business, we have estimated a cumulative current tax impact relating to the sale totaling $65 million, $18 million of which was accrued in 2016 and $47 million of which was accrued in 2017.
In connection with our sale of the data centers and colocation business to Cyxtera, we agreed to lease back from Cyxtera a portion of the data center space to provide data hosting services to our customers. Because we have continuing involvement in the business through our minority stake in Cyxtera's parent, we do not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera, which we must continue to reflect on our consolidated balance sheet and depreciate over the assets' remaining useful life. We must also treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation on our consolidated balance sheet, and our consolidated results of operations must include imputed revenue associated with the portion of the real estate assets that we have not leased back and imputed interest expense on the financing obligation. A portion of the rent payments required under our leaseback arrangement with Cyxtera is recognized as a reduction of the financing obligation, resulting in lower recognized rent expense than the amounts actually paid each period. At the end of the lease term, the remaining imputed financing obligation and the remaining net book value of the real estate assets will be derecognized. Please see "Leases" (ASU 2016-02) in Note 1—Background for additional information on the impact the new lease standard will have on the accounting for the failed-sale-leaseback.
The following table reflects the assets sold to and the liabilities assumed by Cyxtera on May 1, 2017, including the impact of failed-sale-leaseback:

Dollars in millions
Goodwill	$1,142
Property, plant and equipment	1,051
Other intangible assets	249
Other assets	66
Less assets not removed as a result of the failed-sale-leaseback	(526)
Total net amount of assets derecognized	$1,982

Capital lease obligations	294
Other liabilities	274
Less imputed financing obligations from the failed-sale-leaseback	(628)
Total net imputed liabilities recognized	$(60)

In addition, the failed-sale-leaseback accounting treatment had the following effects on our consolidated results of operations for the year ended December 31, 2017:

Positive (Negative) Impact to Net Income
Dollars in millions
Increase in revenue	$49
Decrease in cost of sales	15
Increase in loss on sale of business included in selling, general and administrative expense	(102)
Increase in depreciation expense (one-time)	(44)
Increase in depreciation expense (ongoing)	(47)
Increase in interest expense	(39)
Decrease in income tax expense	65
Decrease in net income	$(103)
After factoring in the costs to sell the data centers and colocation business, excluding the impact from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain as a result of the aggregate value of the proceeds we received exceeding the carrying value of the assets sold and liabilities assumed. Based on the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined net loss of $82 million was included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017. The sale also resulted in a significant capital loss carryforward, which was entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
We evaluated our minority stake in the limited partnership and determined that we were not the primary beneficiary of the entity. As a result, we classified our $150 million investment in the limited partnership in other assets on our consolidated balance sheet as of December 31, 2017. In addition to our investment, we have a receivable for $49 million from Cyxtera, classified primarily in other current assets on our consolidated balance sheet as of December 31, 2017. We will continue to have an ongoing obligation to Cyxtera related to our lease of data center space from them. From May 1, 2017 through December 31, 2017, we paid rent to Cyxtera totaling $80 million.
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
(4)    Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2017	2016
	(Dollars in millions)
Goodwill	$30,475	19,650
Customer relationships, less accumulated amortization of $7,096 and $6,318	$10,876	2,797
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,294 and $2,019	1,469	1,227
Trade names and patents, less accumulated amortization of $31 and $23	159	35
Total other intangible assets, net	$1,897	1,531
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired (including the acquisition described in Note 2—Acquisition of Level 3). At December 31, 2017, the net carrying amounts of goodwill, customer relationships and other intangibles assets included preliminary estimates of $20.060 billion as a result of our Level 3 acquisition. As of December 31, 2017, the preliminary estimate of the weighted average remaining useful lives of the intangible assets acquired in the acquisition of Level 3 was approximately 12 years in total, approximately 12 years for customer relationships, 5 years for capitalized software and 5 years for trade names.
Total amortization expense for intangible assets for the years ended December 31, 2017, 2016 and 2015 was $1.226 billion, $1.225 billion and $1.353 billion, respectively. As of December 31, 2017, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $52.669 billion.
We estimate that total amortization expense for intangible assets (which include preliminary estimates for the intangible assets acquired from Level 3) for the years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018	$1,802
2019	1,701
2020	1,590
2021	1,149
2022	977
We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the recorded amount of goodwill exceeds the implied fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assessed our reporting units, which were enterprise (excluding wholesale), consumer and wholesale. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31.
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

At October 31, 2017, we utilized a level 3 valuation technique to estimate the fair value of our enterprise (excluding wholesale), consumer and wholesale reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of comparable multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2017 and concluded that the indicated implied control premium of approximately 36% was reasonable based on recent transactions in the market place. As of October 31, 2017, based on our assessment performed with respect to these reporting units as described above, we concluded that our goodwill for our three reporting units was not impaired as of that date.
The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2015 through December 31, 2017.

	Business	Consumer	Total
	(Dollars in millions)
As of December 31, 2015(1)	$10,464	10,278	20,742
Purchase accounting and other adjustments	49	—	49
Goodwill attributable to the colocation business and data centers reclassified to assets held for sale	(1,141)	—	(1,141)
As of December 31, 2016(1)	9,372	10,278	19,650
Purchase accounting and other adjustments	10,825	—	10,825
As of December 31, 2017(1)	$20,197	10,278	30,475
_____________________________________________________________________________
(1) Goodwill is net of accumulated impairment losses of $1.1 billion that related to our former hosting segment now included in our business segment.
As of December 31, 2017, the $20.197 billion of goodwill assigned to our business reportable segment has not been allocated to our expected future reporting units ((i) medium and small business, (ii) enterprise, (iii) international and global accounts, (iv) wholesale and indirect and (v) consumer) as we have not completed our valuation analysis and calculation in sufficient detail necessary to allocate the goodwill to these reporting units.
During 2016, we acquired all of the outstanding stock of three companies for total consideration of $53 million, including future deferred or contingent cash payments of $14 million, of which $49 million has been attributed to goodwill. We have completed our valuations of the fair values of assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets for these three acquisitions. These acquisitions were consummated to expand the product offerings of our business segment and therefore the goodwill has been assigned to that segment. The majority of the goodwill is attributed primarily to expected future increases in business segment revenue from the sale of new products. The majority of the goodwill from these acquisitions is expected to be deductible for tax purposes.
None of the above-described acquisitions materially impacted the consolidated results of operations from the dates of the acquisitions and would not materially impact pro forma results of operations.
For additional information on our segments, see Note 14—Segment Information.
We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2017 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge was recorded in 2017.
As of October 31, 2016 and 2015, based on our assessments performed, we concluded that our goodwill for our then three reporting units was not impaired as of those dates.

(5)    Long-Term Debt and Credit Facilities
The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

			As of December 31,
	Interest Rates(1)	Maturities	2017	2016
			(Dollars in millions)
Senior Secured Debt:
CenturyLink, Inc.
2017 Revolving Credit Facility(2)	4.153% - 4.285%	2022	$405	—
Term Loan A	4.319%	2022	1,575	—
Term Loan A-1	4.319%	2022	370	—
Term Loan B	4.319%	2025	6,000	—
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan	3.696%	2024	4,611	—
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.770%	2018 - 2025	151	223
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	8,125	8,975
2012 Credit facility and revolving line of credit(2)	—	—	—	370
2012 Term loan	—	—	—	336
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	5.125% - 6.125%	2021 - 2026	5,315	—
Level 3 Parent, LLC
Senior notes	5.750%	2022	600	—
Qwest Corporation
Senior notes	6.125% - 7.750%	2018 - 2057	7,294	7,259
Term loan	3.570%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,485	1,485
Other	9.000%	2019	150	150
Capital lease and other obligations(3)	Various	Various	891	440
Unamortized discounts and other, net			23	(133)
Unamortized debt issuance costs			(350)	(193)
Total long-term debt			37,726	19,993
Less current maturities not associated with assets held for sale			(443)	(1,503)
Less capital lease obligations associated with assets held for sale			—	(305)
Long-term debt, excluding current maturities and capital leases obligations associated with assets held for sale			$37,283	18,185
_______________________________________________________________________________

(1)	As of December 31, 2017.

(2)
The aggregate amount outstanding on our 2017 revolving credit facility at December 31, 2017 was $405 million with a weighted-average interest rate of 4.186%. These amounts change on a regular basis. The aggregate amount outstanding on our 2012 credit facility and revolving line of credit borrowings at December 31, 2016 was $370 million with weighted-average interest rate of 4.500%. As described under "2017 CenturyLink Credit Agreement" below, we discharged and terminated our 2012 credit facility on November 1, 2017.

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

Debt of CenturyLink, Inc. and its Subsidiaries
At December 31, 2017, most of our outstanding consolidated debt had been incurred by CenturyLink, Inc. or one of the following four other primary borrowers or “borrowing groups,” each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•	Qwest Corporation;

•	Qwest Capital Funding, Inc. (including its parent guarantor, Qwest Communications International Inc.);

•	Embarq Corporation; and

•	Level 3 Parent, LLC (including its finance subsidiary, Level 3 Financing, Inc.).
Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further below.
Level 3 Long-Term Debt Acquired
As a result of the acquisition of Level 3 on November 1, 2017, Level 3's pre-existing debt obligations, which consisted of senior notes and a term loan issued by Level 3 Parent, LLC and Level 3 Financing, Inc., are now included in our consolidated debt balances. Level 3 Financing, Inc.’s Tranche B 2024 Term Loan is further described below under “Term Loans and Certain Other Debt of Subsidiaries”. On the acquisition date, Level 3’s debt securities had (i) stated principal balances totaling $10.526 billion, (ii) fixed contractual interest rates on senior notes ranging from 5.125% to 6.125% (with a weighted average of 5.47%) and a floating interest rate on the term loan and (iii) maturities ranging from 2021 to 2026. In accounting for the Level 3 acquisition, we recorded Level 3's debt securities at their estimated fair values, which totaled $10.716 billion as of November 1, 2017. In addition, we assumed Level 3's capital lease obligations of $179 million. Our acquisition date fair value estimates were based primarily on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates. The amount by which the fair value of Level 3 debt securities exceeded their stated principal balances on the acquisition date of $190 million is being recognized as a reduction to interest expense over the remaining terms of the debt.

2017 CenturyLink Credit Agreement
As further described in Note 2—Acquisition of Level 3, CenturyLink, Inc. completed its acquisition of Level 3 on November 1, 2017. To finance a substantial portion of its acquisition of Level 3, on June 19, 2017, CenturyLink, Inc. caused its wholly-owned subsidiary, CenturyLink Escrow, LLC (the "Escrow Borrower"), to enter into a credit agreement (the "2017 CenturyLink Credit Agreement") with, among others, Bank of America, N.A., as administrative agent and collateral agent, initially providing for $9.945 billion in senior secured credit facilities (the "2017 Senior Secured Credit Facilities"). These facilities consist of the following:

•
a $2 billion revolving credit facility (“2017 Revolving Credit Facility”), which originally had 18 lenders, each with allocations ranging from $36.4 million to $167.8 million, which we initially drew upon on November 1, 2017;

•
a $1.575 billion senior secured Term Loan A credit facility, which originally had 17 lenders, each with commitments ranging from $28.6 million to $132.2 million, which we drew in full on November 1, 2017;

•	a $370 million senior secured Term Loan A-1 credit facility with CoBank, ACB, which we drew in full on November 1, 2017; and

•	a $6 billion senior secured Term Loan “B” credit facility, which we fully pre-funded the proceeds, net of a discount, into escrow on June 19, 2017 and released to us on November 1, 2017.
Loans under the Term Loan A and A-1 facilities and the 2017 Revolving Credit Facility bear interest at a rate equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the alternative base rate (each as defined in the 2017 CenturyLink Credit Agreement) plus an applicable margin between 2.25% to 3.00% per annum for LIBOR loans and 1.25% to 2.00% per annum for alternative base rate loans, depending on our then current total leverage ratio. Borrowings under the Term Loan B facility bore interest at 1.375% per annum through July 18, 2017 and at 2.75% per annum thereafter through November 1, 2017. Subsequent to November 1, 2017, borrowings under the Term Loan B facility bear interest at LIBOR plus 2.75% per annum. Loans under each of the term loan facilities require certain specified quarterly amortization payments and certain specified mandatory prepayments in connection with certain asset sales and debt issuances and out of excess cash flow, among other things, subject in each case to certain significant exceptions.
CenturyLink, Inc. used the proceeds of the borrowings under the 2017 Senior Secured Credit Facilities, together with other available funds (including $1.825 billion borrowed from Level 3), (i) to fund the cash portion of the consideration and transaction costs payable in connection with the Level 3 acquisition and (ii) to repay all indebtedness outstanding under its 2012 term loan. The 2017 Revolving Credit Facility and borrowings under the Term Loan A and A-1 facilities will mature on November 1, 2022. Borrowings under the Term Loan B facility will mature on January 31, 2025.
By virtue of merging the Escrow Borrower into CenturyLink, Inc. on November 1, 2017, CenturyLink, Inc. assumed all rights and obligations under the 2017 CenturyLink Credit Agreement, including the right to borrow funds under the 2017 Revolving Credit Facility on the terms and conditions specified in the 2017 CenturyLink Credit Agreement.
All of CenturyLink, Inc.'s obligations under the 2017 Senior Secured Credit Facilities are guaranteed by certain of its subsidiaries. The guarantees by certain of those guarantors are secured by a first priority security interest in substantially all assets (including certain subsidiaries stock) directly owned by them, subject to certain exceptions and limitations.
The 2017 Revolving Credit Facility replaced CenturyLink, Inc.'s 2012 revolving credit facility. A portion of the 2017 Revolving Credit Facility in an amount not to exceed $100 million is available for swingline loans, and a portion in an amount not to exceed $400 million is available for the issuance of letters of credit. In addition, on November 1, 2017, CenturyLink, Inc. discharged its 2012 term loan scheduled to mature in 2019 and entered into Term Loan A-1 with the same lender.
CenturyLink, Inc. is permitted under the 2017 CenturyLink Credit Agreement to request certain incremental borrowings subject to the satisfaction of various conditions and to certain other limitations. Any incremental borrowings would be subject to the same terms and conditions under the 2017 CenturyLink Credit Agreement.

Term Loans and Certain Other Debt of Subsidiaries
Qwest Corporation
In 2015, Qwest Corporation entered into a term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid monthly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both December 31, 2017 and 2016, the outstanding principal balance on this term loan was $100 million.
Level 3 Financing, Inc.
At November 1, 2017 and December 31, 2017, Level 3 Financing, Inc. owed $4.611 billion under the Tranche B 2024 Term Loan, which matures on February 22, 2024. The Tranche B 2024 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the applicable credit agreement) plus (ii) 1.25% per annum. Any Eurodollar borrowings under the Tranche B 2024 Term Loan bear interest at LIBOR plus 2.25% per annum.
The Tranche B 2024 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, Inc. under the Tranche B 2024 Term Loan are, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and, subject to pending regulatory approvals, certain of its material domestic telecommunication subsidiaries. Also, Level 3 Parent, LLC has guaranteed and, upon receipt of pending regulatory approvals, certain of its subsidiaries will guarantee the obligations of Level 3 Financing, Inc. under the Tranche B 2024 Term Loan. Subject to the receipt of pending regulatory approvals, Level 3 Communications, LLC and its material domestic subsidiaries will guarantee and, subject to certain exceptions, will pledge certain of their assets to secure the obligations of Level 3 Financing, Inc. under the Tranche B 2024 Term Loan.
Embarq Subsidiaries
At December 31, 2017, two of our Embarq subsidiaries had outstanding first mortgage bonds. Each issue of these first mortgage bonds is secured by substantially all of the property, plant and equipment of the issuing subsidiary.
Revolving Letters of Credit
CenturyLink, Inc. maintains an uncommitted revolving letter of credit facility separate from the letter of credit facility included in the 2017 Revolving Credit Facility noted above. On November 1, 2017, this facility was amended to increase its size from $160 million to $225 million and to provide the lender with credit enhancements in the form of secured guarantees issued by certain CenturyLink subsidiaries. As of December 31, 2017 and 2016, CenturyLink, Inc.’s outstanding letters of credit under this credit facility totaled $104 million and $105 million, respectively.
As of December 31, 2017, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $36 million of which $30 million is collateralized by cash that is reflected on the consolidated balance sheets in restricted cash and securities.
Senior Notes
CenturyLink, Inc., Level 3 Financing, Inc., Level 3 Parent, LLC, Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation have each issued unsecured senior notes. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. The senior notes issued by Level 3 Financing, Inc. are guaranteed by its parent, Level 3 Parent, LLC and another of its affiliates. The senior notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc. Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions. Under certain circumstances in connection with a “change of control” of CenturyLink, Inc., it will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest. Also, under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC, it, as well as Level 3 Financing, Inc., will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

New Issuances
2017
As described above under “2017 CenturyLink Credit Agreement”, on June 19, 2017, CenturyLink, Inc. caused one of its wholly-owned subsidiaries to enter into the 2017 CenturyLink Credit Agreement initially providing for $9.945 billion of senior secured credit facilities. Upon the execution of the 2017 CenturyLink Credit Agreement, the $6 billion Term Loan B credit facility was fully funded. On November 1, 2017, CenturyLink, Inc. assumed the obligations and borrowed additional sums under such credit agreement.
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
Repayments
2017
As described above under “2017 CenturyLink Credit Agreement”, on November 1, 2017, CenturyLink, Inc. repaid the outstanding principal amount of $319 million under its 2012 term loan.
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
Aggregate Maturities of Long-Term Debt
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)(2)
2018	$443
2019	638
2020	1,194
2021	3,109
2022	5,033
2023 and thereafter	27,137
Total long-term debt	$37,554
_______________________________________________________________________________

(1)
The amount outstanding on the data centers obligation at December 31, 2017 was $598 million. The aggregate maturities of long-term debt do not include $499 million of this obligation, which, at the end of the lease term on April 30, 2020, will be derecognized along with the remaining net book value of the associated real estate assets. Also, the aggregate maturities of long-term debt do not include future imputed lease income of $173 million attributable to the accounting for certain of the real estate assets under the failed-sale-leaseback. See Note 3—Sale of Data Centers and Colocation Business for additional information.

(2)
Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt. The projected amounts in the table also exclude any impacts from any further acquisitions.

Interest Expense
Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,559	1,372	1,364
Capitalized interest	(78)	(54)	(52)
Total interest expense	$1,481	1,318	1,312

Covenants
CenturyLink, Inc.
With respect to the Term Loan A and A-1 facilities and the 2017 Revolving Credit Facility, the 2017 CenturyLink Credit Agreement requires us to maintain (i) a maximum total leverage ratio of not more than 5.00 to 1.00 between the closing date of the Level 3 acquisition and the second anniversary thereof and 4.75 to 1.00 thereafter and (ii) a minimum consolidated interest coverage ratio of at least 2.00 to 1.00, with such ratios being determined and calculated in the manner described in the 2017 CenturyLink Credit Agreement.
The 2017 Senior Secured Credit Facilities contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates, dispose of assets and merge or consolidate with any other person.
The senior notes of CenturyLink, Inc. were issued under an indenture dated March 31, 1994. This indenture restricts our ability to (i) incur, issue or create liens upon the property of CenturyLink, Inc. and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indenture does not contain any provisions that are impacted by our credit ratings or that restrict the issuance of new securities in the event of a material adverse change to us. However, as indicated above under "Senior Notes", CenturyLink, Inc. will be required to offer to purchase certain of its long-term debt securities issued under this indenture under certain circumstances in connection with a "change of control" of CenturyLink, Inc.
Level 3 Companies
The term loan and senior notes of Level 3 Parent, LLC and Level 3 Financing, Inc. contain extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates, dispose of assets and merge or consolidate with any other person. Also, as indicated above under "Senior Notes", Level 3 Parent, LLC, as well as Level 3 Financing, Inc., will be required to offer to purchase certain of its long-term debt securities under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC.
Qwest Companies
Under its term loan, Qwest Corporation must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in such term loan) ratio of not more than 2.85:1.0, as of the last day of each fiscal quarter for the four quarters then ended. The term loan also contains a negative pledge covenant, which generally requires Qwest Corporation to secure equally and ratably any advances under the term loan if it pledges assets or permit liens on its property for the benefit of other debtholders.
The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in CenturyLink, Inc.'s March 31, 1994 indenture (but contain no mandatory repurchase provisions). The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.
Embarq
Embarq's senior note was issued pursuant to an indenture dated as of May 17, 2006. While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq's consolidated net tangible assets. The indenture also contains restrictions on the consummation of certain transactions substantially similar to CenturyLink, Inc.’s above-described covenants (but without mandatory repurchase provision), as well as certain customary covenants to maintain properties and pay all taxes and lawful claims.

Impact of Covenants
The debt covenants applicable to CenturyLink, Inc. and its subsidiaries could materially adversely affect their ability to operate or expand their respective businesses, to pursue strategic transactions, or to otherwise pursue their plans and strategies. The covenants of the Level 3 companies may significantly restrict the ability of CenturyLink, Inc. to receive cash from the Level 3 companies, to distribute cash from the Level 3 companies to other of CenturyLink, Inc.’s affiliated entities, or to enter into other transactions among CenturyLink, Inc.’s wholly-owned entities.
Certain of the debt instruments of CenturyLink, Inc. and its subsidiaries contain cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.
The ability of CenturyLink, Inc. and its subsidiaries to comply with the financial covenants in their respective debt instruments could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond their control.
Compliance
At December 31, 2017, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and covenants contained in their respective material debt agreements.
Guarantees
CenturyLink, Inc. does not guarantee the debt of any unaffiliated parties, but, as noted above, certain of its largest subsidiaries guarantee (i) its debt outstanding under the 2017 CenturyLink Credit Agreement and (ii) the outstanding term loans or senior notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing the 2017 CenturyLink Credit Agreement have pledged substantially all of their assets to secure their respective guarantees.
Subsequent Events
On January 21, 2018, a subsidiary of Embarq Corporation redeemed all $13 million of its 8.77% Notes due 2019, which resulted in an immaterial loss.
On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to:

•	Add a lender to the 2017 Revolving Credit Facility and to increase CenturyLink, Inc.’s borrowing capacity thereunder to approximately $2.168 billion; and

•	Add a lender to the Term Loan A credit facility and to increase CenturyLink, Inc.’s borrowing capacity thereunder to approximately $1.707 billion.
In connection with this amendment, the new lender provided approximately $132 million of Term Loan A loan proceeds, which CenturyLink used, together with available cash, to reduce its borrowings under the 2017 Revolving Credit Facility.
(6)    Accounts Receivable
The following table presents details of our accounts receivable balances:

	As of December 31,
	2017	2016
	(Dollars in millions)
Trade and purchased receivables	$2,245	1,882
Earned and unbilled receivables	436	299
Other	40	14
Total accounts receivable	2,721	2,195
Less: allowance for doubtful accounts	(164)	(178)
Accounts receivable, less allowance	$2,557	2,017

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
The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2017	$178	176	(190)	164
2016	$152	192	(166)	178
2015	$162	177	(187)	152
(7)    Property, Plant and Equipment
Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2017	2016
		(Dollars in millions)
Land	N/A	$883	563
Fiber, conduit and other outside plant(1)	15-45 years	22,798	16,996
Central office and other network electronics(2)	3-10 years	18,538	13,768
Support assets(3)	3-30 years	7,586	6,623
Construction in progress(4)	N/A	1,399	1,244
Gross property, plant and equipment		51,204	39,194
Accumulated depreciation		(24,352)	(22,155)
Net property, plant and equipment		$26,852	17,039
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.
We recorded depreciation expense of $2.710 billion, $2.691 billion and $2.836 billion for the years ended December 31, 2017, 2016 and 2015, respectively.
Asset Retirement Obligations
At December 31, 2017, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.
As of the Level 3 acquisition date, we recorded liabilities to reflect our preliminary estimates of fair values of Level 3's asset retirement obligations. Our preliminary fair value estimates were determined using discounted cash flow method.
The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Balance at beginning of year	$95	91	107
Accretion expense	6	6	7
Liabilities assumed in acquisition of Level 3	45	—	—
Liabilities settled	(3)	(2)	(2)
Liabilities transferred to Cyxtera	(20)	—	—
Change in estimate	(8)	—	(21)
Balance at end of year	$115	95	91
We revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $8 million and $21 million, for the years ended December 31, 2017 and 2015, respectively. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment, and revisions to assets specifically identified are recorded as a reduction to accretion expense. We did not revise our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations during 2016.
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
We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As described in Note 14—Segment Information, we do not allocate these severance expenses to our segments.
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. As of the Level 3 acquisition date, we recorded liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically we adjust the expense when our actual subleasing experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities-other and report the noncurrent portion in deferred credits and other liabilities-other in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2017, the current and noncurrent portions of our leased real estate accrual were $11 million and $53 million, respectively. The remaining lease terms range from 0.16 years to 7.9 years, with a weighted average of 6.7 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2015	$14	80
Accrued to expense	173	4
Payments, net	(89)	(20)
Reversals and adjustments	—	3
Balance at December 31, 2016	98	67
Accrued to expense	42	4
Liabilities assumed in acquisition of Level 3	1	4
Payments, net	(108)	(13)
Reversals and adjustments	—	2
Balance at December 31, 2017	$33	64
(9)    Employee Benefits
Pension, Post-Retirement and Other Post-Employment Benefits
We sponsor various defined benefit pension plans (qualified and non-qualified) which, in the aggregate, cover a substantial portion of our employees including legacy CenturyLink, legacy Qwest Communications International, Inc. ("Qwest") and legacy Embarq employees. On December 31, 2015, we merged our existing qualified pension plans, which included merging the Qwest Pension Plan and Embarq Retirement Pension Plan into the CenturyLink Retirement Plan. The CenturyLink Retirement Plan was renamed the CenturyLink Combined Pension Plan ("Combined Plan"). Pension benefits for participants of the new Combined Plan who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for certain eligible former employees. We use a December 31 measurement date for all our plans.

Pension Benefits
In connection with the acquisition of Level 3 Communications, Inc. on November 1, 2017, we assumed defined benefit pension plans sponsored by various Level 3 companies for their employees. Based on a valuation analysis, we recognized a $20 million liability on November 1, 2017 for the unfunded status of the Level 3 pension plans, reflecting projected benefit obligations of 167 million, in excess of the $147 million fair value of plan assets.
Current funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our qualified pension plan was $2.004 billion and $2.352 billion as of December 31, 2017 and 2016, respectively.
We made a voluntary cash contribution to our qualified pension plan of $100 million in both 2017 and 2016, and paid $5 million and $7 million of benefits directly to participants of our non-qualified pension plans in 2017 and 2016, respectively. Based on current laws and circumstances, we are not required to make any contributions to our qualified pension plan in 2018, but we currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan in 2018. We estimate that in 2018 we will pay $5 million of benefits directly to participants of our non-qualified pension plans.
As mentioned above, we assumed in the Level 3 acquisition certain contributory and non-contributory employee pension plans, both qualified and non-qualified plans (the “Level 3 Pensions”). At December 31, 2017, the fair value of the Level 3 Pensions’ plan assets was $147 million, and the associated benefit obligation was $167 million. We recognized the unfunded status of Level 3's pension plans of $20 million on our consolidated balance sheet as of December 31, 2017, and the net periodic benefit expense of less than $1 million for the period November 1, 2017 to December 31, 2017, in our consolidated income statement for the year ended December 31, 2017. Due to the insignificant amount of these pension plans, we have predominantly excluded them from the remaining employee benefit disclosures in this Note.
Post-Retirement Benefits
In connection with our acquisition of Level 3 Communications, Inc. on November 1, 2017, we assumed post-retirement benefit plans sponsored by Level 3 Communications, L.L.C. and Continental Level 3, Inc. for certain of its current and former employees. Based on a valuation analysis, we recognized less than $1 million in liability for the unfunded status of Level 3’s post-retirement benefit plans.
Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trusts are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $3.352 billion and $3.360 billion as of December 31, 2017 and 2016, respectively.
Assets in the post-retirement trusts have been substantially depleted as of December 31, 2016; however we will continue to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2017 and 2016. Benefits not paid from the trusts are expected to be paid directly by us with available cash. In 2017, we paid $237 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2018, we expect to pay $283 million of post-retirement benefits, net of participant contributions and direct subsidies. The increase in anticipated post-retirement benefit payments is the result of increased utilization coupled with a continued rise in the cost of care.
We expect our health care cost trend rate to range from 5.0% to 6.5% in 2018, 5.0% to 7.0% in 2019, 5.0% to 6.5% in 2020 and grading to 4.50% by 2025. Our post-retirement benefit cost, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.
As mentioned above, we assumed in the Level 3 acquisition certain post-retirement plans. Though largely unfunded, these post-retirement plans, in the aggregate, are immaterial to our consolidated financial statements. Due to the insignificant amount of these post-retirement plans, we have predominantly excluded them from the remaining employee benefit disclosures in this Note.

A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2017:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (consolidated statement of operations)	$2	(2)
Effect on benefit obligation (consolidated balance sheet)	60	(57)
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

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2018	$1,031	293	(7)
2019	973	280	(7)
2020	951	271	(7)
2021	929	262	(7)
2022	908	253	(7)
2023 - 2027	4,170	1,122	(31)
Net Periodic Benefit Expense
In 2016, we changed the method we use to estimate the service and interest components of net periodic benefit expense for pension and other postretirement benefit obligations. This change resulted in a decrease in the service and interest components in 2017 and 2016. Beginning in 2016, we utilized a full yield curve approach in connection with estimating these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows, as opposed to the single weighted-average discount rate derived from the yield curve that we have used in the past. We believe this change more precisely measures service and interest costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates. This change did not affect the measurement of our total benefit obligations but lowered our annual net periodic benefit cost by $122 million and $149 million in 2017 and 2016, respectively, when compared to pre-2016 methodology. This change was treated as a change in accounting estimate and accordingly, we did not adjust the amounts recorded in 2015.
The actuarial assumptions used to compute the net periodic benefit expense for our qualified pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2017	2016	2015	2017	2016	2015
Actuarial assumptions at beginning of year:
Discount rate	3.50% - 4.10%	3.50% - 4.50%	3.50% - 4.10%	3.90%	4.15%	3.80%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	6.50%	7.00%	7.50%	5.00%	7.00%	7.50%
Initial health care cost trend rate	N/A	N/A	N/A	7.00% / 5.00%	5.00% / 5.25%	6.00% / 6.50%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
_______________________________________________________________________________
N/A-Not applicable

Net periodic benefit expense (income) for our qualified and non-qualified pension plans includes the following components:

	Pension Plans Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Service cost	$63	64	83
Interest cost	411	427	568
Expected return on plan assets	(666)	(732)	(898)
Special termination benefits charge	—	13	—
Recognition of prior service (credit) cost	(8)	(8)	5
Recognition of actuarial loss	205	175	161
Net periodic pension benefit expense (income)	$5	(61)	(81)
Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Service cost	$18	19	24
Interest cost	100	111	140
Expected return on plan assets	(2)	(7)	(21)
Special termination benefits charge	—	3	—
Recognition of prior service cost	20	20	19
Net periodic post-retirement benefit expense	$136	146	162
We report service costs for our qualified pension, non-qualified pension and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. The remaining components of net periodic benefit expense (income) are reported in other income (expense), net in our consolidated statements of operations. In 2016, we announced plans to reduce our workforce, initially through voluntary severance packages and the balance through involuntary reductions, as a result we recognized a one-time charge of $16 million for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.
Benefit Obligations
The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2017 and 2016 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2017	2016	2017	2016
Actuarial assumptions at end of year:
Discount rate	3.44% - 3.70%	3.50% - 4.10%	3.53%	3.90%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	7.00% / 5.00%	5.00% / 5.50%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2025	2025
_______________________________________________________________________________
N/A-Not applicable

In 2017, 2016 and 2015, we adopted the revised mortality tables and projection scales released by the Society of Actuaries ("SOA"), which decreased the projected benefit obligation of our benefit plans by $113 million, $268 million and $379 million, respectively. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 9 to 10 years as of December 31, 2017.
The following tables summarize the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$13,301	13,349	15,042
Service cost	63	64	83
Interest cost	411	427	568
Plan amendments	—	2	(100)
Special termination benefits charge	—	13	—
Actuarial loss (gain)	590	487	(800)
Benefits paid by company	(5)	(7)	(6)
Benefits paid from plan assets	(1,238)	(1,034)	(1,438)
Benefit obligation at end of year	$13,122	13,301	13,349

	Post-Retirement Benefit Plans Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,413	3,567	3,830
Service cost	18	19	24
Interest cost	100	111	140
Participant contributions	54	57	57
Direct subsidy receipts	7	5	8
Special termination benefits charge	—	3	—
Actuarial loss (gain)	112	(13)	(148)
Benefits paid by company	(298)	(191)	(181)
Benefits paid from plan assets	(31)	(145)	(163)
Benefit obligation at end of year	$3,375	3,413	3,567
Our aggregate benefit obligation as of December 31, 2017, 2016 and 2015 was $16.497 billion, $16.714 billion and $16.916 billion, respectively.

Plan Assets
We maintain plan assets for our qualified pension plan and certain post-retirement benefit plans. The qualified pension plan's assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan's assets are used to pay health care benefits and premiums on behalf of eligible retirees and to pay certain eligible plan expenses. As discussed further above, the liquid plan assets in our post-retirement trust have been substantially depleted as of December 31, 2017. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.
The following tables summarize the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$10,892	11,072	12,571
Return on plan assets	1,306	754	(161)
Employer contributions	100	100	100
Benefits paid from plan assets	(1,238)	(1,034)	(1,438)
Fair value of plan assets at end of year	$11,060	10,892	11,072

	Post-Retirement Benefit Plans Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$53	193	353
Return on plan assets	1	5	3
Benefits paid from plan assets	(31)	(145)	(163)
Fair value of plan assets at end of year	$23	53	193
Pension Plans: Our investment objective for the qualified pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 45% to interest rate sensitive investments and 55% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 30% of plan assets targeted primarily to long-duration investment grade bonds, 10% targeted to high yield and emerging market bonds and 5% targeted to diversified strategies, which primarily have exposures to global bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with targets of approximately 15% to U.S. equity markets and 15% to non-U.S. developed and emerging markets. Approximately 7% is targeted to broadly diversified multi-asset class strategies that have the flexibility to adjust exposures to different asset classes. Approximately 10% is allocated to private markets investments including funds primarily invested in private equity, private debt and hedge funds. Real estate investments are targeted at 8% of plan assets. At the beginning of 2018, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 7.0%. However, projected increases in PBGC (Pension Benefit Guaranty Corporation) premium rates have now become large enough to reduce the annual long-term expected return net of administrative expenses to 6.5%.
Our non-qualified pension plans are not funded. We pay benefits directly to the participants of these plans.

Post-Retirement Benefit Plans: Our investment objective for the post-retirement benefit plans' assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. At the beginning of 2018, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 4.0%.
Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2017 and 2016, the post-retirement benefit plans did not directly own any shares of our common stock or debt instruments. At December 31, 2017, the pension benefit plan directly held approximately $4 million of our equity securities and approximately $2 million of CenturyLink, Inc. debt securities. At December 31, 2016 the pension benefit plan held approximately $1 million of our debt securities.
Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The pension plan uses exchange traded futures and swaps to gain exposure to equity and interest rate markets consistent with target asset allocations and to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts are used to manage currency exposures. Credit default swaps are used to manage credit risk exposures in a cost effective and targeted manner relative to transacting with physical corporate fixed income securities. Options are currently used to manage interest rate exposure taking into account the implied volatility and current pricing of the specific underlying market instrument. Some derivative instruments subject the plans to counterparty risk. The external investment managers, along with Plan Management, monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.
The gross notional exposure of the derivative instruments directly held by the pension benefit plan is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment. Our post-retirement plans were not invested in derivative instruments for the years ended December 31, 2017 or 2016.

	Gross Notional Exposure
	Pension Plan
	Years Ended December 31,
	2017	2016
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$256	104
Exchange-traded Treasury and other interest rate futures	1,830	1,813
Interest rate swaps	137	260
Credit default swaps	100	240
Equity index swaps	1	—
Foreign exchange forwards	293	778
Options	259	206
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
At December 31, 2017, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2017:

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
The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2017. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$432	1,315	—	$1,747
High yield bonds (b)	—	575	7	582
Emerging market bonds (c)	217	219	1	437
U.S. stocks (e)	1,030	2	3	1,035
Non-U.S. stocks (f)	706	—	—	706
Private debt (i)	—	—	15	15
Multi-asset strategies (l)	440	—	—	440
Derivatives (m)	2	—	—	2
Cash equivalents and short-term investments (n)	—	476	1	477
Total investments, excluding investments valued at NAV	$2,827	2,587	27	5,441
Investments valued at NAV				5,619
Total pension plan assets				$11,060

	Fair Value of Post-Retirement Plan Assets at December 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$—	—	—	$—
High yield bonds (b)	—	—	—	—
U.S. stocks (e)	1	—	—	1
Non-U.S. stocks (f)	—	—	—	—
Cash equivalents and short-term investments (n)	—	—	—	—
Total investments, excluding investments valued at NAV	$1	—	—	1
Investments valued at NAV				22
Total post-retirement plan assets				$23

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2016. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Pension Plan Assets at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$420	1,404	—	$1,824
High yield bonds (b)	7	597	11	615
Emerging market bonds (c)	212	212	—	424
U.S. stocks (e)	1,146	1	—	1,147
Non-U.S. stocks (f)	721	1	—	722
Multi-asset strategies (l)	389	—	—	389
Cash equivalents and short-term investments (n)	—	207	—	207
Total investments, excluding investments valued at NAV	$2,895	2,422	11	5,328
Investments valued at NAV				5,564
Total pension plan assets				$10,892

	Fair Value of Post-Retirement Plan Assets at December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$1	2	—	$3
High yield bonds (b)	—	1	—	1
U.S. stocks (e)	2	—	—	2
Non-U.S. stocks (f)	1	—	—	1
Cash equivalents and short-term investments (n)	—	5	—	5
Total investments, excluding investments valued at NAV	$4	8	—	12
Investments valued at NAV				41
Total post-retirement plan assets				$53

The table below presents the fair value of plan assets valued at NAV by category for our pension and post-retirement plans at December 31, 2017 and 2016.

	Fair Value of Plan Assets Valued at NAV
	Pension Plans at December 31,		Post-Retirement Benefit Plans at December 31,
	2017	2016	2017	2016
	(Dollars in millions)
Investment grade bonds (a)	$163	106	—	—
High yield bonds (b)	483	521	—	1
Emerging market bonds (c)	14	6	—	—
Diversified strategies (d)	538	522	—	1
U.S. stocks (e)	73	58	—	—
Non-U.S. stocks (f)	627	560	—	1
Emerging market stocks (g)	98	76	—	—
Private equity (h)	460	506	10	14
Private debt (i)	374	369	1	1
Market neutral hedge funds (j)	769	739	—	1
Directional hedge funds (j)	636	657	—	1
Real estate (k)	903	926	1	8
Multi-asset strategies (l)	424	412	—	—
Cash equivalents and short-term investments (n)	57	106	10	13
Total investments valued at NAV	$5,619	5,564	22	41
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
(b) High yield bonds represent investments in below investment grade fixed income securities as well as commingled high yield bond funds. The valuation inputs for the securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. These securities are primarily classified as Level 2. Securities whose valuation inputs are not based on observable market information are classified as Level 3. The commingled funds are valued at NAV based on the market value of the underlying high yield instruments using the same valuation inputs previously described.

(c) Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as registered mutual funds and commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. The registered mutual fund is classified as Level 1 while individual securities are primarily classified as Level 2. Securities whose valuation inputs are not based on observable market information are classified as Level 3. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs previously described.
(d) Diversified strategies represent an investment in a commingled fund that primarily has exposures to global government, corporate and inflation linked bonds, global stocks and commodities. This asset category includes investments in a registered mutual fund which is classified at Level 1, and a commingled fund which is valued at NAV based on the market value of the underlying investments. The valuation inputs utilize observable market information including published prices for exchange traded securities, bid prices for government bonds, and spreads and yields available for comparable fixed income securities with similar credit ratings.
(e) U.S. stocks represent investments in stocks of U.S. based companies as well as commingled U.S. stock funds. The valuation inputs for U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. Securities whose valuation inputs are not based on observable market information are classified as Level 3. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs previously described.
(f) Non-U.S. stocks represent investments in stocks of companies based in developed countries outside the U.S. as well as commingled funds. The valuation inputs for non-U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs previously described.
(g) Emerging market stocks represent investments in commingled funds comprised of stocks of companies located in developing markets. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described previously for individual stocks.
(h) Private equity represents non-public investments in domestic and foreign buy out and venture capital funds. Private equity funds are primarily structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships are valued at NAV using valuation methodologies that consider a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment.
(i) Private debt represents non-public investments in distressed or mezzanine debt funds and pension group insurance contracts. Pension group insurance contracts are valued based on actuarial assumptions, and are classified as Level 3. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are primarily structured as limited partnerships and are valued at NAV according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment.
(j) Market neutral hedge funds hold investments in a diversified mix of instruments that are intended in combination to exhibit low correlations to market fluctuations. These investments are typically combined with futures to achieve uncorrelated excess returns over various markets. Directional hedge funds—This asset category represents investments that may exhibit somewhat higher correlations to market fluctuations than the market neutral hedge funds. Investments in hedge funds include both direct investments and investments in diversified funds of funds. Hedge funds are valued at NAV based on the market value of the underlying investments which include publicly traded equity and fixed income securities and privately negotiated debt securities. The hedge funds are valued by third party administrators using the same valuation inputs previously described.
(k) Real estate represents investments in commingled funds and limited partnerships that invest in a diversified portfolio of real estate properties. These investments are valued at NAV according to the valuation policy of each fund or partnership, subject to prevailing accounting and other regulatory guidelines. The valuation inputs of the underlying properties are generally based on third-party appraisals that use comparable sales or a projection of future cash flows to determine fair value.

(l) Multi-asset strategies represent broadly diversified strategies that have the flexibility to tactically adjust exposures to different asset classes through time. This asset category includes investments in a registered mutual fund which is classified as Level 1 and a commingled fund which is valued at NAV based on the market value of the underlying investments.
(m) Derivatives include exchange traded futures contracts which are classified as Level 1, as well as privately negotiated over the counter swaps and options that are valued based on the change in interest rates or a specific market index and are classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.
(n) Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. The valuation inputs of securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate, or London Interbank Offered Rate and consider yields available on comparable securities of issuers with similar credit ratings and are primarily classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above.
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
The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Emerging Market Bonds	U.S. Stocks	Private Debt	Cash	Total
	(Dollars in millions)
Balance at December 31, 2015	$13	1	—	—	—	14
Net transfers	(2)	—	—	—	—	(2)
Acquisitions	1	—	—	—	—	1
Dispositions	(1)	(1)	—	—	—	(2)
Balance at December 31, 2016	11	—	—	—	—	11
Net transfers	(1)	—	—	14	—	13
Acquisitions	2	1	—	1	1	5
Actual return on plan assets	(5)	—	3	—	—	(2)
Balance at December 31, 2017	$7	1	3	15	1	27
Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.
For the year ended December 31, 2017, the investment program produced actual gains on qualified pension and post-retirement plan assets of $1.307 billion as compared to expected returns of $668 million for a difference of $639 million. For the year ended December 31, 2016, the investment program produced actual losses on pension and post-retirement plan assets of $759 million as compared to the expected returns of $739 million for a difference of $20 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status
The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
	(Dollars in millions)
Benefit obligation	$(13,122)	(13,301)	(3,375)	(3,413)
Fair value of plan assets	11,060	10,892	23	53
Unfunded status	(2,062)	(2,409)	(3,352)	(3,360)
Current portion of unfunded status	$(5)	(6)	(262)	(236)
Non-current portion of unfunded status	$(2,057)	(2,403)	(3,090)	(3,124)
The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.
Accumulated Other Comprehensive Loss-Recognition and Deferrals
The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2016, items recognized as a component of net periodic benefits expense in 2017, additional items deferred during 2017 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2017. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2016	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2017
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(3,148)	205	51	256	(2,892)
Prior service benefit (cost)	62	(8)	—	(8)	54
Deferred income tax benefit (expense)	1,191	(72)	(12)	(84)	1,107
Total pension plans	(1,895)	125	39	164	(1,731)
Post-retirement benefit plans:
Net actuarial (loss) gain	(137)	—	(113)	(113)	(250)
Prior service (cost) benefit	(127)	20	—	20	(107)
Deferred income tax benefit (expense)	102	(7)	27	20	122
Total post-retirement benefit plans	(162)	13	(86)	(73)	(235)
Total accumulated other comprehensive loss	$(2,057)	138	(47)	91	(1,966)

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
The following table presents estimated items to be recognized in 2018 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic (cost) benefit income in 2018:
Net actuarial loss	$(205)	—
Prior service income (cost)	8	(20)
Deferred income tax benefit	48	4
Estimated net periodic benefit expense to be recorded in 2018 as a component of other comprehensive (loss) income	$(149)	(16)
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

Other Benefit Plans
Health Care and Life Insurance
We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $341 million, $399 million and $381 million for the years ended December 31, 2017, 2016 and 2015, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $128 million, $127 million and $125 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.
401(k) Plans
We sponsor qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2017 and 2016, the assets of the plans included approximately 7 million shares and 7 million shares, respectively, of our common stock all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $77 million, $79 million and $83 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Upon the November 1, 2017 closing of our acquisition of Level 3, we assumed various defined contribution plans covering substantially all eligible employees of Level 3. On December 31, 2017, we merged the Level 3 Communications, Inc. 401(k) Plan into the CenturyLink Dollar & Sense 401(k) Plan. The resulting plan covers substantially all eligible non-represented employees of the combined company in the US.
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
Acquisition of Level 3
Upon the November 1, 2017 closing of our acquisition of Level 3, and pursuant to the terms of the merger agreement, we replaced certain of Level 3's share-based compensation awards with our share-based compensation awards. Specifically:

•
each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into $26.50 in cash and 1.4286 shares of our common stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award (the "Converted RSU Awards"); and

•
each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than these granted to outside directors of Level 3) was converted into a CenturyLink restricted stock unit award using a conversion ratio of 2.8386 to 1 as determined in accordance with a formula set forth in the merger agreement (the "Continuing RSU Awards").

The preliminary aggregate fair value of the replaced Level 3 awards was $239 million, of which $103 million was attributable to service performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $18.99 closing price of our common stock on November 1, 2017. The remaining $137 million of the preliminary aggregate fair value of the replaced Level 3 awards was attributable to post-acquisition period and is being recognized as compensation expense, net of estimated forfeitures, over the remaining vesting period from 1 to 2 years.

Stock Options
The following table summarizes activity involving stock option awards for the year ended December 31, 2017:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding and Exercisable at December 31, 2016	3,008	$40.08
Exercised	(12)	10.75
Forfeited/Expired	(1,974)	46.82
Outstanding and Exercisable at December 31, 2017	1,022	27.41
The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2017 was less than $1 million. The weighted-average remaining contractual term for such options was 1.44 years.
During 2017, we received net cash proceeds of less than $1 million in connection with our option exercises. The tax benefit realized from these exercises was less than $1 million. The total intrinsic value of options exercised for the years ended December 31, 2017 and 2016, was less than $1 million each year. The total intrinsic value of options exercised for the year ended December 31, 2015 was $4 million.
Restricted Stock Awards
For equity based restricted stock awards that contain only service conditions for vesting (time-based awards), we calculate the award fair value based on the closing price of CenturyLink common stock on the accounting grant date. We also grant equity based awards that contain service conditions as well as additional market or performance conditions. For awards with service and market conditions, the award fair value is calculated using Monte-Carlo simulations. Awards with service as well as market or performance conditions specify a target number of shares for the award. Each recipient ultimately has the opportunity to receive between 0% and 200% of the target number of shares. For awards with service and market conditions, the percentage received is based on our total shareholder return over the three-year service period versus that of selected peer companies. For awards with service and performance conditions, the percentage received depends upon the attainment of two financial performance targets during the three-year service period.
Awards Granted in 2017
In 2017, we granted 6 million shares of restricted stock awards, of which 4.7 million shares contained only service conditions and 1.3 million target shares that contained service conditions and either market or performance conditions. The details of these grants are as follows:
During the first quarter of 2017, we granted 784 thousand shares of restricted stock to certain executive level employees as part of our long-term incentive program, of which 314 thousand shares contained only service conditions and will vest on a straight-line basis on February 21, 2018, 2019 and 2020. The remaining awards, 470 thousand target shares, contain service conditions and either market or performance conditions and are scheduled to vest on February 21, 2020.
During the first quarter of 2017, we also granted 2 million shares to certain key employees as part of our annual equity compensation program, of which 1.8 million shares contained only service conditions and will vest on a straight-line basis on February 20, 2018, 2019 and 2020. The remaining awards, 200 thousand target shares, contain service conditions and either market or performance conditions and are scheduled to vest on February 20, 2020.
During the second quarter of 2017, we granted 894 thousand shares to certain executive level employees as integration and retention awards related to the Level 3 acquisition, of which 647 thousand shares of the retention awards will vest on June 1, 2018, 2019 and 2020. The remaining retention awards, 125 thousand shares, will vest on December 15, 2018 and 2019. Integration awards, which contain service and performance conditions, specify a target number of shares for the award. Each recipient ultimately has the opportunity to receive from 80% to 120% of the target number of shares. Integration awards of 122 thousand target shares are scheduled to vest on December 15, 2018.

During the fourth quarter of 2017, we granted 948 thousand shares of restricted stock to certain executive level employees as part of our long-term equity retention program. Time-based awards totaled 493 thousand shares. The remaining awards, 455 thousand target shares, contain service conditions and either market or performance conditions are scheduled to vest on March 31, 2019 and November 1, 2020. We also granted 1.1 million shares to certain key employees as part of our special retention program. Of these, time-based awards totaled 911 thousand shares and will vest on November 1, 2019 and 2020. The remaining awards, 187 thousand shares, are scheduled to vest on November 1, 2018, 2019 and 2020.
Awards Granted in 2016
In 2016, we granted 3.8 million shares of restricted stock awards, of which 3.1 million shares contained only service conditions and 700 thousand target shares that contained service conditions and either market or performance conditions. The details of these grants are as follows:
During the first quarter of 2016, we granted 766 thousand shares of restricted stock to certain executive level employees as part of our long-term incentive program, of which 306 thousand contained only service conditions and will vest on a straight-line basis on February 23, 2017, 2018 and 2019. The remaining awards, 460 thousand target shares, contain service conditions and either market or performance conditions and are scheduled to vest on February 23, 2019.
During the first quarter of 2016, we also granted 1.9 million shares to certain key employees as part of our annual equity compensation program, of which 1.7 million contained only service conditions and will vest on a straight-line basis on February 25, 2017, 2018 and 2019. The remaining awards, 200 thousand target shares, contain service conditions and either market or performance conditions and are scheduled to vest on February 25, 2019. During the first and third quarter of 2016, we granted shares to certain key employees as part of our long-term equity retention program. These awards will vest over a three to seven year period with 113 thousand, 322 thousand and 209 thousand shares vesting on August 16, 2019, 2021 and 2023, respectively, and 22 thousand shares vesting on January 13, 2021 and 22 thousand shares vesting on January 13, 2023. The remaining awards granted throughout 2016 to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.
Awards Granted in 2015
In 2015, we granted 2.9 million shares of restricted stock awards, of which 2.6 million shares contained only service conditions and 300 thousand target shares that contained service conditions and either market or performance conditions. The details of these grants are as follows:
During the first quarter of 2015, we granted 496 thousand shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which 198 thousand contained only service conditions and will vest on a straight-line basis on February 23, 2016, 2017 and 2018. The remaining awards, 298 thousand target shares, contain service conditions and market or performance conditions and are scheduled to vest on February 23, 2018.
At the end of the first quarter of 2015, we granted 1.2 million shares to certain key employees as part of our annual equity compensation program. These awards contained only service conditions and will vest on a straight-line basis on March 12, 2016, 2017 and 2018. During the third quarter of 2015 we granted shares to certain key employees as part of our long-term equity retention program. These awards will vest over a three to seven year period with 193 thousand, 423 thousand and 230 thousand shares vesting on August 14, 2018, 2020 and 2022, respectively, and 55 thousand shares vesting equally on August 14, 2017, 2019, and 2021. The remaining awards granted throughout 2015 to certain other key employees and our outside directors were made as part of our equity compensation and retention programs. These awards require only service conditions for vesting and typically vest equally over a three year period.

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2017:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2016	5,948	$31.89
Level 3 replacement awards	12,530	18.99
Granted (1)	5,223	22.02
Vested	(2,762)	28.55
Forfeited	(1,165)	26.43
Non-vested at December 31, 2017	19,774	21.90
_____________________________________________________________________________
(1) Shares granted whose related performance conditions were not finalized at December, 31, 2017, were excluded from this figure.
During 2016, we granted 3.6 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $30.83. During 2015, we granted 2.9 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $31.83. The total fair value of restricted stock that vested during 2017, 2016 and 2015, was $60 million, $47 million and $59 million, respectively.
Compensation Expense and Tax Benefit
We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015, was $111 million, $80 million and $73 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our share-based payment arrangements for the years ended December 31, 2017, 2016 and 2015, was $28 million, $31 million and $28 million, respectively. At December 31, 2017, there was $240 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.9 years.

(11)    Earnings Per Common Share
Basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015 were calculated as follows:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$1,389	626	878
Earnings applicable to non-vested restricted stock	—	—	—
Net income applicable to common stock for computing basic earnings per common share	1,389	626	878
Net income as adjusted for purposes of computing diluted earnings per common share	$1,389	626	878
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	635,576	545,946	559,260
Non-vested restricted stock	(7,768)	(6,397)	(4,982)
Weighted average shares outstanding for computing basic earnings per common share	627,808	539,549	554,278
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10
Shares issuable under incentive compensation plans	875	1,120	805
Number of shares as adjusted for purposes of computing diluted earnings per common share	628,693	540,679	555,093
Basic earnings per common share	$2.21	1.16	1.58
Diluted earnings per common share	$2.21	1.16	1.58
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 4.7 million, 3.3 million and 3.1 million for 2017, 2016 and 2015, respectively.
(12)    Fair Value Disclosure
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
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2017		As of December 31, 2016
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding capital lease and other obligations	2	$36,835	36,402	19,553	19,639
(13)    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act significantly changes U.S. tax law. The Act reduces the U.S. corporate income tax rate from a maximum of 35% to 21% for all corporations, effective January 1, 2018, and makes certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures, interest expense and various other items.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we re-measured our net deferred tax liabilities at December 31, 2017 and recognized a provisional tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017.
The Act imposed a one-time repatriation tax on certain earnings of foreign subsidiaries. The Act also includes certain anti-abuse and base erosion provisions that may impact the amounts of U.S. tax that we pay with respect to income earned by our foreign subsidiaries. We have not yet been able to make a reasonable estimate of the impact of these provisions and continue to account for these items based on our existing accounting under U.S. GAAP and the provisions of the tax laws that were in effect prior to the Act's enactment.
On December 22, 2017, the SEC staff addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities in the amount noted above in our consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the 4th quarter of 2018, although we cannot assure you of this.

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$82	335	28
Deferred	(988)	5	329
State
Current	21	27	40
Deferred	16	8	21
Foreign
Current	22	26	16
Deferred	(2)	(7)	4
Total income tax expense	$(849)	394	438

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Income tax (benefit) expense was allocated as follows:
Income tax (benefit) expense in the consolidated statements of operations:
Attributable to income	$(849)	394	438
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	(2)	(5)
Tax effect of the change in accumulated other comprehensive loss	81	(109)	59
The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2017	2016	2015
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.9%	2.3%	2.6%
Change in liability for unrecognized tax position	1.0%	0.2%	0.4%
Tax reform	(209.8)%	—%	—%
Net foreign income taxes	(0.7)%	0.1%	0.7%
Foreign dividend paid to a domestic parent company	0.2%	1.8%	—%
Affiliate debt rationalization	—%	—%	(2.6)%
Research and development credits	(1.4)%	(0.6)%	(2.1)%
Tax impact on sale of data centers and colocation business	5.0%	—%	—%
Level 3 acquisition transaction costs	6.0%	—%	—%
Other, net	3.6%	(0.2)%	(0.7)%
Effective income tax rate	(157.2)%	38.6%	33.3%
The effective tax rate for the year ended December 31, 2017 reflects the benefit of approximately $1.1 billion from the re-measurement of deferred taxes as noted above, a $27 million tax expense related to the sale of our colocation business and $32 million tax impact of non-deductible transaction costs related to the Level 3 acquisition. The effective tax rate for the year ended December 31, 2016 reflects a tax impact of $18 million from an intercompany dividend payment from one of our foreign subsidiaries to its domestic parent company that was made as part of our corporate restructuring in preparation for the sale of our colocation business. The 2015 rate reflects a tax benefit of approximately $34 million related to affiliate debt rationalization, research and development tax credits of $28 million for 2011 through 2015 and a $16 million tax decrease due to changes in state taxes caused by apportionment changes, state tax rate changes and the changes in the expected utilization of net operating loss carryforwards ("NOLs").
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$1,321	2,175
Net operating loss carryforwards	3,951	473
Other employee benefits	112	125
Other	714	342
Gross deferred tax assets	6,098	3,115
Less valuation allowance	(1,341)	(375)
Net deferred tax assets	4,757	2,740
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(2,935)	(3,626)
Goodwill and other intangible assets	(3,785)	(2,577)
Other	(16)	—
Gross deferred tax liabilities	(6,736)	(6,203)
Net deferred tax liability	$(1,979)	(3,463)
Of the $1.979 billion and $3.463 billion net deferred tax liability at December 31, 2017 and 2016, respectively, $2.413 billion and $3.471 billion is reflected as a long-term liability and $434 million and $8 million is reflected as a net noncurrent deferred tax asset at December 31, 2017 and 2016, respectively.
At December 31, 2017, we had federal NOLs of $9.1 billion and state NOLs of $21 billion. If unused, the NOLs will expire between 2018 and 2033; however, no significant amounts expire until 2023. We also had foreign NOL carryforwards of $5.8 billion as a result of the Level 3 acquisition. At December 31, 2017, we had an immaterial amount of federal tax credits. Our acquisitions of Level 3, Qwest and SAVVIS, Inc. ("Savvis") caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code ("Section 382"). As a result, our ability to use these NOLs and AMT credits are subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.
We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2017, a valuation allowance of $1.341 billion was established as it is more likely than not that this amount of net operating loss, capital loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2017 and 2016 is primarily related to foreign and state NOL carryforwards. This valuation allowance increased by $966 million during 2017, primarily due to the acquisition of Level 3 and the related valuation allowances.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2017 and 2016 is as follows:

	2017	2016
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$16	15
Assumed in the acquisition of Level 3	18	—
Tax position of prior periods netted against deferred tax assets assumed in the acquisition of Level 3	2	—
Increase in tax positions taken in the current year	1	1
Increase in tax positions taken in the prior year	3	—
Unrecognized tax benefits at end of year	$40	16
The total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $66 million and $34 million at December 31, 2017 and 2016, respectively.
Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $56 million and $35 million at December 31, 2017 and 2016, respectively.
We, or at least one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.
Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $16 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.
(14)    Segment Information
In January 2017, we implemented a new organization structure designed to further strengthen our ability to attain our operational, strategic and financial goals. Prior to this reorganization, we operated and reported as two segments, business and consumer. As a result of this reorganization, we changed the name of the predecessor business segment to "enterprise" segment. Additionally, we also reassigned our information technology, managed hosting, cloud hosting and hosting area network services from our business segment to a new non-reportable operating segment. We reported two segments, enterprise and consumer, from January 2017 through October 2017.
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the legacy CenturyLink enterprise segment operations and the legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment from the former non-reportable operating segment. At December 31, 2017, we had the following two segments:

•
Business Segment. This segment consists generally of providing products and services to small, medium and enterprise business, wholesale and government customers, including other communication providers. Our products and services offered to these customers include our local and long-distance voice, VPN data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services, all of which are described further under "Products and Services Categories"; and

•
Consumer Segment. This segment consists generally of providing products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, video and other ancillary services.

The following table summarizes our segment results for 2017, 2016 and 2015 based on the segment categorization we were operating under at December 31, 2017.

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Total segment revenues	$16,924	16,766	17,171
Total segment expenses	9,390	9,081	9,025
Total segment income	$7,534	7,685	8,146
Total margin percentage	45%	46%	47%
Business segment:
Revenues	$11,220	10,704	10,977
Expenses	6,847	6,391	6,395
Income	$4,373	4,313	4,582
Margin percentage	39%	40%	42%
Consumer segment:
Revenues	$5,704	6,062	6,194
Expenses	2,543	2,690	2,630
Income	$3,161	3,372	3,564
Margin percentage	55%	56%	58%
Product and Service Categories
We categorize our products, services and revenues among the following five categories:

•	IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services and Vyvx broadcast services) and other ancillary services;

•
Transport and infrastructure, which include broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services and other ancillary services;

•	Voice and collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary service;

•	IT and managed services, which include information technology services and managed services, which may be purchased in conjunction with our other network services;

•
Regulatory revenues, which consists of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments, USF surcharges and other operating revenues. We receive federal support payments from both federal and state USF programs and from the federal CAF program. The USF and CAF support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services. We generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties and from rental income associated with the failed-sale-leaseback. Because we centrally manage the activities that generate these regulatory revenues, these revenues are not included in our segment revenues.

Our operating revenues for our products and services are presented as follows for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Business segment
IP & Data Services (1)	$3,595	2,851	2,704
Transport & Infrastructure (2)	3,680	3,929	4,157
Voice & Collaboration (3)	3,294	3,284	3,429
IT & Managed Services (4)	651	640	687
Total business segment revenues	11,220	10,704	10,977

Consumer segment
IP & Data Services (5)	448	506	468
Transport & Infrastructure (6)	2,871	2,897	2,829
Voice & Collaboration (3)	2,385	2,659	2,897
Total consumer segment revenues	5,704	6,062	6,194

Non-segment revenues
Regulatory revenues (7)	732	704	729
Total non-segment revenues	732	704	729

Total revenues	$17,656	17,470	17,900
______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband and equipment sales and professional services revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $601 million, $572 million and $544 million for the years ended December 31, 2017, 2016 and 2015, respectively. These USF surcharges, where we record revenue, and transaction taxes are assigned to the products and services categories of each segments based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

Allocations of Revenues and Expenses
Our segment revenues include all revenues from our IP and data services, transport and infrastructure services, voice and collaboration, colocation and security services and IT and managed services as described in more detail above. Our segment revenues are based upon each customer's classification. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are (i) directly associated with specific segment customers or activities, and (ii) allocated expenses which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.
The following table reconciles segment income to net income for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Total segment income	$7,534	7,685	8,146
Regulatory revenues	732	704	729
Depreciation and amortization	(3,936)	(3,916)	(4,189)
Non-segment expenses	(2,321)	(2,140)	(2,107)
Other expenses, net	(1,469)	(1,313)	(1,263)
Income before income tax expense	540	1,020	1,316
Income tax benefit (expense)	849	(394)	(438)
Net income	$1,389	626	878
We do not have any single customer that provides more than 10% of our consolidated total operating revenues. Approximately 2% of our consolidated total operating revenues come from customers located outside of the U.S. Approximately 10% of our consolidated total assets and approximately 10% of our consolidated long-lived assets are located outside of the U.S.
(15)    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2017
Operating revenues	$4,209	4,090	4,034	5,323	17,656
Operating income	631	367	487	524	2,009
Net income	163	17	92	1,117	1,389
Basic earnings per common share	0.30	0.03	0.17	1.26	2.21
Diluted earnings per common share	0.30	0.03	0.17	1.26	2.21
2016
Operating revenues	$4,401	4,398	4,382	4,289	17,470
Operating income	688	647	593	405	2,333
Net income	236	196	152	42	626
Basic earnings per common share	0.44	0.36	0.28	0.08	1.16
Diluted earnings per common share	0.44	0.36	0.28	0.08	1.16
During the first quarter of 2017, we recognized $10 million of expenses related to our acquisition of Level 3 followed by acquisition-related expenses of $18 million, $37 million and $206 million in the second, third and fourth quarters of 2017, respectively. During the first quarter of 2017, depreciation and amortization expense of $50 million was not recognized on colocation assets held for sale. During the second quarter, we recognized a combined loss of $119 million resulting from the sale of the colocation business and data centers and the accounting treatment of the failed-sale-leaseback. During the second quarter of 2017, we recognized a one-time depreciation charge of $44 million related to the failed-sale-leaseback accounting. During the third and fourth quarters of 2017, we recognized $44 million and $20 million, respectively, of interest expense related to CenturyLink, Inc.'s $6 billion secured term loan utilized in the acquisition of Level 3. In the fourth quarter of 2017, we recognized a tax benefit of approximately $1.1 billion due to the change in the federal corporate tax rate from 35% to 21%.
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
Shareholder Class Action Suit
CenturyLink and certain members of the CenturyLink Board of Directors have been named as defendants in a putative shareholder class action lawsuit filed on January 11, 2017 in the 4th Judicial District Court of the State of Louisiana, Ouachita Parish, captioned Jeffery Tomasulo v. CenturyLink, Inc., et al. The complaint asserts, among other things, that the members of CenturyLink’s Board allegedly breached their fiduciary duties to the CenturyLink shareholders in approving the Level 3 merger agreement and, more particularly, that: the consideration that CenturyLink agreed to pay to Level 3 stockholders in the transaction is allegedly unfairly high; the CenturyLink directors allegedly had conflicts of interest in negotiating and approving the transaction; and the disclosures set forth in our preliminary joint proxy statement/prospectus filed in December 2016 are insufficient in that they allegedly fail to contain material information concerning the transaction. The complaint seeks, among other things, a declaration that the members of the CenturyLink Board have breached their fiduciary duties, corrective disclosure, rescissory or other damages and equitable relief, including rescission of the transaction. On February 13, 2017, the parties entered into a memorandum of understanding providing for the settlement of the lawsuit. The proposed settlement is subject to court approval, among other conditions, and the amount of the settlement is not material to our consolidated financial statements.

Retiree Benefits Suit
In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, were expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The court certified classes on the claims for vested benefits and age discrimination, but rejected class certification on the claims for breach of fiduciary duty. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. In Abbott, approximately 1,500 plaintiffs alleged breach of fiduciary duty in connection with the changes in retiree benefits that were at issue in Fulghum. After extensive district court proceedings in Fulghum, and an interlocutory appeal to the United States Court of Appeals for the Tenth Circuit, defendants prevailed in 2015 on all age discrimination claims and on the majority of claims for vested benefits. The district court in Fulghum subsequently granted judgment in favor of defendants on all remaining vested benefits claims, and in July 2016 ordered that any affected class members could appeal this ruling. No appeal was taken, and all claims for vested benefits thus have lapsed. On August 31, 2016, the parties reached a settlement in principle on all remaining claims in Fulghum and Abbott. Since then, a settlement agreement has been finalized and, per its terms, the settlement funds have been distributed to class members. The settlement payments were not material to our consolidated financial statements.
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

Billing Practices Suits
In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, a series of consumer and shareholder putative class actions were filed against us, and we received several shareholder derivative demands. In July 2017, the Minnesota Attorney General also filed a civil suit on behalf of the Minnesota consumers alleging that we engaged in improper sales and billing practices. The filing of additional related lawsuits is possible. The consumer putative class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings. The shareholder putative class actions have been consolidated into a single action that currently is pending in U.S. District Court for the Western District of Louisiana. In addition, a separate, related class action was filed in U.S. District Court for the Southern District of New York purportedly on behalf of persons who purchased certain of our Senior Notes. This class action suit has been transferred to the U.S. District Court for the Western District of Louisiana.
In late June 2017, the Board of Directors formed a special committee of outside directors to investigate improper sales and billing practices and related matters. In late 2017, the special committee concluded its review and issued its key findings. Among other things, the committee found that (i) our investment in consumer sales monitoring was insufficient, (ii) our ordering and billing software contributed to customer confusion and (iii) systems and human errors contributed to inaccurate billing. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. The investigation of the special litigation committee is ongoing.
Pending Litigation Matters Assumed in Level 3 Acquisition
Peruvian Tax Litigation
Beginning in 2005, one of Level 3’s Peruvian subsidiaries received a number of assessments for tax, penalties and interest for calendar years 2001 and 2002. Peruvian tax authorities ("SUNAT") took the position that the Peruvian subsidiary incorrectly documented its importations resulting in additional income tax withholding and value-added taxes ("VAT"). The total amount of the asserted claims, including potential interest and penalties, was $26 million, consisting of $3 million for income tax withholding in connection with the import of services for calendar years 2001 and 2002, $7 million for VAT in connection with the import of services for calendar years 2001 and 2002, and $16 million in connection with the disallowance of VAT credits for periods beginning in 2005. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $15 million at December 31, 2017.
Level 3 challenged the 2002 tax period assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 tax period assessments in the government's favor, while denying a portion of the assessment on procedural grounds. Level 3 then appealed the Tribunal's decision to the judicial court in Peru. After further development of the record, the first judicial level decided the central issue in favor of Level 3. SUNAT and Level 3 filed cross-appeals. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, Level 3 filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. That appeal is pending.
In October 2013, the Tribunal decided the central issue underlying the year 2001 tax period assessments in the government's favor, while denying a portion of the assessment on procedural grounds. Level 3 appealed that decision to the judicial court in Peru. After further development of the record, the first judicial court issued a ruling against Level 3. In June 2017, Level 3 filed an appeal with the court of appeal. An oral hearing took place before the court of appeals on October 18, 2017. In November 2017, the court of appeals issued a decision affirming the lower court’s decision and Level 3 filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. That appeal is pending.
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

Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of Level 3’s Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from Level 3 or termination of service relationships. Level 3 is vigorously defending itself against the asserted claims, which aggregate to approximately $17 million at December 31, 2017.
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
Level 3 is vigorously contesting all such assessments in both states and, in particular, views the assessment of ICMS on revenue from leasing movable properties to be without merit. Nevertheless, Level 3 believes it is reasonably possible that these assessments could result in a loss of up to $53 million at December 31, 2017 in excess of the accruals established for these matters.
Other Level 3 Matters
Level 3 has recently been notified of a qui tam action pending against Level 3 Communications, Inc., certain former employees and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.
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
Level 3 is evaluating its defenses to the claims. At this time, Level 3 does not believe it is probable Level 3 will incur a material loss. If, contrary to its expectations, the plaintiff prevails in this matter and proves damages at or near $50 million, and is successful in having those damages trebled, the outcome could have a material adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.
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
The hurricanes did not have a significant impact on our financial condition or results of operations as of and for the year ended December 31, 2017, as the majority of the capital and repair expenditures will be recorded in the future periods as we incur the costs.
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
Environmental Contingencies
In connection with our largely historical operations, we have responded to or been notified of potential environmental liability at approximately 200 properties. We are engaged in addressing or have liquidated environmental liabilities at many of those properties. We could potentially be held liable, jointly, or severally, and without regard to fault, for the costs of investigation and remediation of these sites. The discovery of additional environmental liabilities or changes in existing environmental requirements could have a material adverse effect on our business.
Capital Leases
We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense in our consolidated statements of operations. Payments on capital leases are included in repayments of long-term debt, including current maturities in our consolidated statements of cash flows.

The tables below summarize our capital lease activity:

	Years Ended December 31,
	2017	2016	2015
	(Dollars in millions)
Assets acquired through capital leases	$35	45	17
Depreciation expense	50	70	96
Cash payments towards capital leases	48	58	89

	As of December 31,
	2017	2016
	(Dollars in millions)
Assets included in property, plant and equipment	$342	705
Accumulated depreciation	153	351
The future annual minimum payments under capital lease arrangements as of December 31, 2017 were as follows:

Future Minimum Payments(1)
(Dollars in millions)
Capital lease obligations:
2018	$56
2019	45
2020	32
2021	25
2022	22
2023 and thereafter	203
Total minimum payments	383
Less: amount representing interest and executory costs	(117)
Present value of minimum payments	266
Less: current portion	(40)
Long-term portion	$226

Operating Leases
CenturyLink leases various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2017, 2016 and 2015, our gross rental expense was $550 million, $482 million and $467 million, respectively. We also received sublease rental income for the years ended December 31, 2017, 2016 and 2015 of $13 million, $12 million and $12 million, respectively.
At December 31, 2017, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2018	$666
2019	533
2020	467
2021	367
2022	326
2023 and thereafter	2,116
Total future minimum payments(1)	$4,475
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $92 million due in the future under non-cancelable subleases.
Purchase Commitments
We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $953 million at December 31, 2017. Of this amount, we expect to purchase $343 million in 2018, $265 million in 2019 through 2020, $103 million in 2021 through 2022 and $242 million in 2023 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2017.
(17)    Other Financial Information
Assets Held for Sale
Assets held for sale includes several assets that we expect to sell within the next twelve months. On January 22, 2018, we entered into an agreement to sell a block of Internet Protocol Addresses for aggregate consideration of $68 million, which is to be paid in two equal installments. In addition, the U.S. Department of Justice ("DOJ") approved our acquisition of Level 3 subject to conditions of a consent decree on October 2, 2017, which requires the combined company to divest certain Level 3 metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and to divest dark fiber connecting 30 specified city-pairs across the United States in the form of an Indefeasible Right of Use agreement. As of the date of this report, we have signed two letters of intent that the DOJ is reviewing.

Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2017	2016
	(Dollars in millions)
Prepaid expenses	$294	206
Income tax receivable	258	51
Materials, supplies and inventory	128	134
Deferred activation and installation charges	128	101
Other	133	55
Total other current assets	$941	547
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of December 31,
	2017	2016
	(Dollars in millions)
Accounts payable	$1,555	1,179
Other current liabilities:
Accrued rent	$34	31
Legal contingencies	45	30
Other	265	152
Total other current liabilities	$344	213
Included in accounts payable at December 31, 2017 and 2016, were (i) $36 million and $56 million, respectively, representing book overdrafts and (ii) $225 million and $196 million, respectively, associated with capital expenditures.
(18)    Labor Union Contracts
As of December 31, 2017, approximately 28% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. Less than 1,000 of our employees were subject to collective bargaining agreements that expired in 2017 and, as of December 31, 2017, were being renegotiated. In mid-2017, we reached new agreements with the CWA District 7 and IBEW Local 206, which represented at December 31, 2017 approximately 10,000, or 71%, of our represented employees. The new agreements were effective June 18, 2017 and will expire on March 8, 2020 and include terms substantially similar to those contained in the prior agreements. Approximately 1,000 of our employees are subject to collective bargaining agreements that are scheduled to expire in 2018.

(19)    Accumulated Other Comprehensive Loss
Information Relating to 2017
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2017:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)
Other comprehensive income (loss) before reclassifications	39	(86)	31	(16)
Amounts reclassified from accumulated other comprehensive income	125	13	—	138
Net current-period other comprehensive income (loss)	164	(73)	31	122
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2017:

Year Ended December 31, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$205	Other income (expense), net
Prior service cost	12	Other income (expense), net
Total before tax	217
Income tax benefit	(79)	Income tax expense
Net of tax	$138
________________________________________________________________________

(1)	See Note 9—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
Information Relating to 2016
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2016:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2015	$(1,715)	(180)	(39)	(1,934)
Other comprehensive income (loss) before reclassifications	(280)	6	(22)	(296)
Amounts reclassified from accumulated other comprehensive income	100	12	1	113
Net current-period other comprehensive income (loss)	(180)	18	(21)	(183)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2016:

Year Ended December 31, 2016	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$175	Other income (expense), net
Prior service cost	12	Other income (expense), net
Total before tax	187
Income tax benefit	(75)	Income tax expense
Insignificant items	$1
Net of tax	$113
________________________________________________________________________

(1)	See Note 9—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
(20)    Dividends
Our Board of Directors declared the following dividends payable in 2017 and 2016:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 14, 2017	11/27/2017	$0.540	$577	12/11/2017
August 22, 2017	9/5/2017	0.540	296	9/15/2017
May 24, 2017	6/5/2017	0.540	297	6/16/2017
February 21, 2017	3/3/2017	0.540	295	3/17/2017
November 15, 2016	11/28/2016	0.540	294	12/12/2016
August 23, 2016	9/2/2016	0.540	295	9/16/2016
May 18, 2016	5/31/2016	0.540	294	6/14/2016
February 23, 2016	3/4/2016	0.540	295	3/18/2016
The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On February 21, 2018, our Board of Directors declared a dividend of $0.54 per share.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.
On November 1, 2017, the Company completed the acquisition of Level 3 Communications, Inc. ("Level 3"), which was renamed Level 3 Parent, LLC, and is currently integrating Level 3 into its operations, compliance programs and internal control processes. As permitted by Securities and Exchange Commission ("SEC") rules and regulations, the Company has excluded Level 3 from management's evaluation of internal control over financial reporting as of December 31, 2017. Level 3 constituted approximately 15% of the Company's total assets (excluding goodwill and intangibles which are included within the scope of the assessment) as of December 31, 2017, and approximately 8% of the Company's total consolidated revenues for the year then ended.
Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the COSO. Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2017. The effectiveness of our internal control over financial reporting at December 31, 2017 has been audited by KPMG LLP, as stated in their report. See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which is incorporated herein by reference.
On November 1, 2017, the Company completed the acquisition of Level 3 and is currently integrating Level 3 into its operations, compliance programs and internal control processes. As permitted by SEC rules and regulations, the Company has excluded Level 3 from management's evaluation of internal control over financial reporting as of December 31, 2017.
Management’s Report on the Consolidated Financial Statements
Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2017. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.
Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

/s/ Glen F. Post, III	/s/ Sunit S. Patel
Glen F. Post, III	Sunit S. Patel
Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 28, 2018

Table of Contents

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information as of December 31, 2017 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,550,824	(1)	$36.35	(2)	8,565,514
Equity compensation plans not approved by shareholders(3)	12,403,513		27.37		35,005,062
Totals	13,954,337	(1)	$27.41	(2)	43,570,576
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

	b.*	Incremental Assumption Agreement, dated as of January 29, 2018, by and among CenturyLink, Inc. and the lenders and agents named therein.
4.3	Instruments relating to CenturyLink, Inc.'s public senior debt.(1)
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

c.
Sixth Supplemental Indenture, dated as of June 16, 2011, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).

(i).
Form of 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit A to Exhibit 4.2 of CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).

Exhibit Number	Description
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

4.4	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.(1)
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

Exhibit Number	Description
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

Exhibit Number	Description
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

4.5	Instruments relating to indebtedness of Embarq Corporation.(1)
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

4.6	Instruments relating to indebtedness of Level 3 Communications, Inc. and its subsidiaries.(1)
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

c.
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

i.
Twelfth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of February 22, 2017, by and between Level 3 Communications, Inc., Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 of Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on February 27, 2017), including the Amended and Restated Loan Proceeds Notes issued on the same date by Level 3 Communications, LLC to Level 3 Financing, Inc. (incorporated by reference to Exhibit 10.2 and 10.3 of Level 3 Communications, Inc.'s Current Report on Form 8-K (file No. 001-35134) filed with the Securities and Exchange Commission on February 27, 2017).

4.7	Certain intercompany debt instruments.
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

j.
Level 3 Communications, Inc. Stock Incentive Plan, as amended and restated through October 31, 2017 (incorporated by reference to Exhibit 10.3 of CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017)

10.17
Shareholder Rights Agreement, dated as of October 31, 2016, by and between CenturyLink, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 10.2 of CenturyLink’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 3, 2016).

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
101*
Financial statements from the annual report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

*	Exhibit filed herewith.
_______________________________________________________________________________

(1)
Certain of the items in Sections 4.3, 4.4, 4.5 and 4.6 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with Item 601(b) (4) (iii) (A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: February 28, 2018	By:	/s/ David D. Cole
David D. Cole
Executive Vice President, Controller and Assistant Secretary (Chief Accounting Officer)
_______________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III	Chief Executive Officer and Director	February 28, 2018
Glen F. Post, III
/s/ Harvey Perry	Chairman of the Board	February 28, 2018
Harvey Perry
/s/ W. Bruce Hanks	Vice Chairman of the Board	February 28, 2018
W. Bruce Hanks
/s/ Sunit S. Patel	Executive Vice President and Chief Financial Officer	February 28, 2018
Sunit S. Patel
/s/ David D. Cole	Executive Vice President, Controller and Assistant Secretary	February 28, 2018
David D. Cole
/s/ Martha H. Bejar	Director	February 28, 2018
Martha H. Bejar
/s/ Virginia Boulet	Director	February 28, 2018
Virginia Boulet
/s/ Peter C. Brown	Director	February 28, 2018
Peter C. Brown
/s/ Kevin P. Chilton	Director	February 28, 2018
Kevin P. Chilton
/s/ Steven T. Clontz	Director	February 28, 2018
Steven T. Clontz
/s/ T. Michael Glenn	Director	February 28, 2018
T. Michael Glenn
/s/ Mary L. Landrieu	Director	February 28, 2018
Mary L. Landrieu

/s/ Michael J. Roberts	Director	February 28, 2018
Michael J. Roberts
/s/ Laurie A. Siegel	Director	February 28, 2018
Laurie A. Siegel
/s/ Jeffrey K. Storey	Director	February 28, 2018
Jeffrey K. Storey