Form 10-Q
period 2018-03-31
CENTURYLINK, INC
filed 2018-05-10
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On May 4, 2018, there were 1,078,846,346 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Special Note Regarding Forward-Looking Statements
All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are “forward-looking” statements, as defined by (and subject to the “safe harbor” protections under) the federal securities laws. When used herein, the words “anticipates,” “expects,” “believes,” “seeks,” “hopes,” “intends,” “plans,” “projects,” “will” and similar words and expressions are intended to identify forward-looking statements. Forward-looking statements are based on a number of judgments and assumptions as of the date such statements are made about future events, many of which are beyond our control. These forward-looking statements, and the assumptions on which they are based, (i) are not guarantees of future events, (ii) are inherently speculative and (iii) are subject to significant risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of certain important factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could cause our results to differ materially from the expectations expressed in such forward-looking statements include but are not limited to the following:

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

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including potential future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in general market, labor, economic or geo-political conditions, or in public policy; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.
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

Table of Contents

ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$5,945	4,209
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,803	1,888
Selling, general and administrative	1,109	810
Depreciation and amortization	1,283	880
Total operating expenses	5,195	3,578
OPERATING INCOME	750	631
OTHER (EXPENSE) INCOME
Interest expense	(535)	(318)
Other income (expense), net	21	(6)
Total other expense, net	(514)	(324)
INCOME BEFORE INCOME TAX EXPENSE	236	307
Income tax expense	121	144
NET INCOME	$115	163
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.11	0.30
DILUTED	$0.11	0.30
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,065,796	540,458
DILUTED	1,069,183	541,522
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
NET INCOME	$115	163
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(11) and $(20) tax	33	31
Change in net prior service costs, net of $(1) and $(1) tax	2	2
Foreign currency translation adjustment and other, net of $(14) and $— tax	79	(2)
Other comprehensive income	114	31
COMPREHENSIVE INCOME	$229	194
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2018 (Unaudited)	As of December 31, 2017
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$501	551
Restricted cash - current	5	5
Accounts receivable, less allowance of $168 and $164	2,432	2,557
Assets held for sale	140	140
Other	1,105	941
Total current assets	4,183	4,194
Property, plant and equipment, net of accumulated depreciation of $25,116 and $24,352	26,826	26,852
GOODWILL AND OTHER ASSETS
Goodwill	30,778	30,475
Restricted cash	31	31
Customer relationships, less accumulated amortization of $7,450 and $7,096	10,058	10,876
Other intangible assets, less accumulated amortization of $2,412 and $2,325	1,870	1,897
Other, net	1,047	1,286
Total goodwill and other assets	43,784	44,565
TOTAL ASSETS	$74,793	75,611
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$437	443
Accounts payable	1,508	1,555
Accrued expenses and other liabilities
Salaries and benefits	798	890
Income and other taxes	390	370
Interest	386	363
Other	428	344
Advance billings and customer deposits	820	892
Total current liabilities	4,767	4,857
LONG-TERM DEBT	36,940	37,283
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,196	2,413
Benefit plan obligations, net	5,085	5,178
Other	2,362	2,389
Total deferred credits and other liabilities	9,643	9,980
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 1,078,632 and 1,069,169 shares	1,079	1,069
Additional paid-in capital	23,316	23,314
Accumulated other comprehensive loss	(2,288)	(1,995)
Retained earnings	1,336	1,103
Total stockholders' equity	23,443	23,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,793	75,611
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$115	163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,283	880
Deferred income taxes	123	(37)
Impairment of assets	27	—
Provision for uncollectible accounts	47	47
Share-based compensation	41	21
Changes in current assets and liabilities:
Accounts receivable	117	116
Accounts payable	(14)	(81)
Accrued income and other taxes	20	206
Other current assets and liabilities, net	(262)	(266)
Retirement benefits	(49)	(25)
Changes in other noncurrent assets and liabilities, net	145	12
Other, net	74	21
Net cash provided by operating activities	1,667	1,057
INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(805)	(780)
Proceeds from sale of property	3	45
Deposits received from assets held for sale	34	—
Other, net	—	3
Net cash used in investing activities	(768)	(732)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	130	—
Payments of long-term debt	(68)	(31)
Net (payments) proceeds on revolving line of credit	(405)	5
Dividends paid	(580)	(296)
Proceeds from issuance of common stock	—	3
Shares withheld to satisfy tax withholdings	(25)	(14)
Net cash used in financing activities	(948)	(333)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash, cash equivalents and restricted cash	(50)	(8)
Cash, cash equivalents and restricted cash at beginning of period	587	224
Cash, cash equivalents and restricted cash at end of period	$537	216
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(2)	5
Interest paid (net of capitalized interest of $15 and $20)	$(491)	(255)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$1,069	547
Issuance of common stock through dividend reinvestment, incentive and benefit plans	10	2
Balance at end of period	1,079	549
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	23,314	14,970
Issuance of common stock through dividend reinvestment, incentive and benefit plans	(6)	2
Shares withheld to satisfy tax withholdings	(25)	(14)
Share-based compensation and other, net	33	15
Dividends declared	—	(240)
Balance at end of period	23,316	14,733
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,995)	(2,117)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(407)	—
Other comprehensive income	114	31
Balance at end of period	(2,288)	(2,086)
RETAINED EARNINGS
Balance at beginning of period	1,103	(1)
Net income	115	163
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	407	—
Cumulative effect of adoption of ASU 2014-09, Revenue from Contracts with Customers	297	—
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	3
Dividends declared	(586)	(55)
Balance at end of period	1,336	110
TOTAL STOCKHOLDERS' EQUITY	$23,443	13,306
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the context otherwise requires and except in Note 5, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer to Level 3 Communications, Inc. prior to our acquisition thereof and to its successor-in-interest Level 3 Parent, LLC after such acquisition, unless the context otherwise requires.
(1)     Background
General
We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our residential and business customers. Our communications services include local and long-distance voice, virtual private network ("VPN") data network, private line (including business data services), Ethernet, information technology services, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services.
On November 1, 2017, we acquired Level 3 in a cash and stock transaction. See Note 2—Acquisition of Level 3 for additional information. On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital for a combination of cash and equity. See Note 3—Sale of Data Centers and Colocation Business for additional information.
Basis of Presentation
Our consolidated balance sheet as of December 31, 2017, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. These subsidiaries include Level 3 on and after November 1, 2017. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. In connection with our acquisition of Level 3, we acquired its deconsolidated Venezuela subsidiary and due to exchange restrictions and other conditions we have assigned no value to this subsidiary's assets. Additionally, we have excluded this subsidiary from our consolidated financial statements.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 10—Segment Information for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and in December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters, and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the fourth quarter of 2018, although we cannot assure you of this.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, and made certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures and various other items. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017. During the first three months of 2018, we reduced this $1.1 billion tax benefit of tax reform by $64 million due to changes in certain purchase accounting adjustments related to the Level 3 acquisition, which was reflected in income tax expense.

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
Recently Adopted Accounting Pronouncements
In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”, and ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
Each of these is described further below.
Revenue Recognition
ASU 2014-09 ("ASC 606") replaces virtually all existing GAAP on revenue recognition with a principles-based approach for determining revenue recognition using a new five step model.
We adopted the new revenue recognition standard under the modified retrospective transition method and recorded a cumulative catch-up as of January 1, 2018, which resulted in an increase to retained earnings of $297 million.
Upon adoption, we deferred (or capitalized) incremental customer contract acquisition costs and plan to recognize such costs over the average customer life, which approximates the initial contract term and anticipated renewals for contracts to which such costs relate. Our deferred contract costs for our business and consumer customers have average amortization periods of approximately 49 months and 30 months, respectively, and are subject to being monitored every period to reflect any significant change in assumptions. In addition, we intend to assess our deferred contract cost asset for impairment on a periodic basis.
Promotional bill credits, discounts and prepaid cards offered to customers as part of renewing services or entering into a new services arrangement that are paid over time and are contingent on the customer maintaining a service contract results in an extended service contract term with multiple performance obligations, which impacts the allocation and timing of revenue recognition between service revenue and revenue assigned to the customer credits. The contract asset is subsequently amortized as a reduction to service revenue over the extended contract term.
Most of our indefeasible right of use arrangements, including certain long-term prepaid customer capacity arrangements, are accounted for as operating leases.
See Note 4—Revenue Recognition for additional information.
Comprehensive Income

ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Tax Cuts and Jobs Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $407 million increase to retained earnings and in accumulated other comprehensive loss. See Note 13—Accumulated Other Comprehensive Loss for additional information.
Income Taxes
ASU 2016-16 eliminates the current prohibition on the recognition of the income tax effects on the transfer of assets among our subsidiaries. Prospectively, the income tax effects associated with these asset transfers, except for the transfer of inventory, will be recognized in the period the asset is transferred versus the current deferral and recognition upon either the sale of the asset to a third party or over the remaining useful life of the asset. Our adoption of ASU 2016-16 did not have a material impact to our consolidated financial statements.
Recent Accounting Pronouncements
Goodwill Impairment
On January 26, 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.
We are required to adopt the provisions of ASU 2017-04 for any goodwill impairment tests, including our required annual test, occurring after January 1, 2020, but have the option to early adopt it for any impairment test that we are required to perform. We have not determined if we will elect to early adopt the provisions of ASU 2017-04. The provisions of ASU 2017-04 would not have affected our last goodwill impairment assessment, but no assurance can be provided that the simplified testing methodology will not affect our goodwill impairment assessment in the future.
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
Leases
On February 25, 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which under GAAP are currently not required to be reflected on their balance sheets.

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
On January 25, 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02. ASU 2018-01 permits reporting companies to elect to forego reassessments of land easements that exist or expire before the entity’s adoption of ASU 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.
We are in the process of implementing a new lease administration and accounting system. We plan to adopt ASU 2016-02 and ASU 2018-01 effective January 1, 2019. The adoption of ASU 2016-02 will result in our recognition of right of use assets and lease liabilities that we have not previously recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements. Additionally, upon implementing ASU 2016-02, accounting for the failed-sale-leaseback transaction described in Note 3—Sale of Data Centers and Colocation Business will no longer be applicable based on our facts and circumstances, and the real estate assets and corresponding financing obligation described therein will be derecognized from our consolidated balance sheet.
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
As of March 31, 2018, our preliminary estimated amount of aggregate consideration of $19.612 billion is based on:

•
the 517.3 million shares of CenturyLink’s common stock (including those issued in connection with the Converted RSU Awards) issued to consummate the acquisition and the closing stock price of CenturyLink common stock at October 31, 2017 of $18.99;

•
the cash consideration of $26.50 per share on the 362.2 million common shares of Level 3 issued and outstanding as of October 31, 2017, and the cash consideration of $1 million paid on the Converted RSUs awards;

•
the estimated value of $131 million for the Continuing RSU Awards, which represents the pre-combination portion of Level 3’s share-based compensation awards replaced by CenturyLink share based awards; and

•	the approximately $58.0 million of cash paid to settle claims of former holders of dissenting shares.
At closing, CenturyLink assumed Level 3's long-term debt of approximately $10.6 billion.
The aggregate cash payments paid on or about the closing date were funded with the proceeds of $7.945 billion of term loans and $400 million of funds borrowed under our new revolving credit facility together with other available funds, which included $1.825 billion borrowed from Level 3 Parent, LLC. For additional information regarding CenturyLink’s financing of the Level 3 acquisition see Note 5—Long-Term Debt and Credit Facilities.

We have recognized the assets and liabilities of Level 3 based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of Level 3 as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination will be based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets require significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Level 3’s assets acquired and liabilities assumed, along with the related allocation to goodwill. The fair values of certain tangible assets, intangible assets, certain liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations prior to the anniversary date of the acquisition. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at March 31, 2018.
The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which requires us to divest (i) certain metro network assets in the markets located in Albuquerque, New Mexico; Boise, Idaho; and Tucson, Arizona and (ii) 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an indefeasible right of use agreement. The metro network assets are classified as assets held for sale on the consolidated balance sheets as of March 31, 2018 and December 31, 2017. For additional information on the status of these divestiture proceedings, see "Subsequent Events" below in this Note 2.
Based solely on our preliminary estimates through March 31, 2018, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.141 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.
As of March 31, 2018, the following is our updated assignment of the preliminary estimated aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments	Adjusted November 1, 2017 Balance as of March 31, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(3)	3,314
Property, plant and equipment	9,311	92	9,403
Identifiable intangible assets (2)
Customer relationships	8,964	(476)	8,488
Other	391	(13)	378
Other noncurrent assets	782	156	938
Current liabilities, excluding current maturities of long-term debt	(1,461)	—	(1,461)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,629)	(65)	(1,694)
Goodwill	10,837	304	11,141
Total estimated aggregate consideration	$19,617	(5)	19,612
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
Based upon the changes in the purchase price allocation as of March 31, 2018, our revised estimated amortization expense for intangible assets for the years ending December 31, 2018 through 2022 is as follows:

(Dollars in millions)
Remainder of 2018	$1,313
2019	1,677
2020	1,575
2021	1,143
2022	957
On the acquisition date, we assumed Level 3’s contingencies. For more information on our contingencies, see Note 11—Commitments and Contingencies.
Acquisition-Related Expenses
We have incurred acquisition-related expenses related to our acquisition of Level 3. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Transaction-related expenses	$1	10
Integration-related expenses	70	—
Total acquisition-related expenses	$71	10
Through March 31, 2018, we had incurred cumulative acquisition-related expenses of $393 million for Level 3. The total amounts of these expenses have been included in our selling, general and administrative expenses beginning in the fourth quarter of 2016.
Level 3 incurred transaction-related expenses of $47 million on the date of acquisition. This amount is not included in our results of operations.
References to Acquired Businesses
In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Level 3 acquisition as “Legacy Level 3”. References to “Legacy CenturyLink”, when used to compare our consolidated results for the three months ended March 31, 2018 and 2017, mean the business we operated prior to the Level 3 acquisition.
As a result of the acquisition of Level 3's net operating losses ("NOLs"), we expect to significantly reduce our federal cash taxes for the next several years.
Combined Pro Forma Operating Results (Unaudited)
For the three months ended March 31, 2018, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Level 3 of $2.062 billion.
The following unaudited pro forma financial information presents the combined results of CenturyLink as if the Level 3 acquisition had been consummated as of January 1, 2017.

Three Months Ended March 31, 2017
Operating revenues	6,194
Net income	172
Basic earnings per common share	0.16
Diluted earnings per common share	0.16

This pro forma information reflects certain adjustments to previously-reported operating results, consisting primarily but not exclusively of:

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
The pro forma information is presented for illustrative purposes only and does not necessarily reflect the actual results of operations had the Level 3 acquisition been consummated at January 1, 2017, nor is it necessarily indicative of future operating results. The pro forma information excludes transaction costs incurred by us and Level 3 during the quarterly periods presented above (which are further described above in this note) and does not reflect integration costs to be incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions (other than those actually realized in our historical consolidated financial statements after November 1, 2017).
As a result of the acquisition of Level 3's net operating losses ("NOLs"), we expect to significantly reduce our federal cash taxes for the next several years.
Subsequent Events
On May 4, 2018, we sold Level 3 network assets in Boise that we were required to divest as a condition to the merger. These assets were classified as assets held for sale on our March 31, 2018 and December 31, 2017 consolidated balance sheets and no gain or loss was recognized on this transaction.
On January 22, 2018, we entered an agreement to sell certain Level 3 intangible assets for $68 million. We received a deposit of $34 million in the first quarter of 2018 and it is recorded in other current liabilities on our March 31, 2018 consolidated balance sheet. The receipt of this $34 million is reflected in our cash flows from investing activities on our March 31, 2018 statement of cash flows. The remaining $34 million was collected in the second quarter of 2018.
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
We evaluated our minority stake in the limited partnership and determined that we were not the primary beneficiary of the entity. As a result, we classified our $150 million investment in the limited partnership in other assets on our consolidated balance sheet as of March 31, 2018.

(4)     Revenue Recognition
The following table presents our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended March 31, 2018
	(Dollars in millions, except per share amounts and shares in thousands)
	Reported Balances as of March 31, 2018	Impact of 606	ASC 605 Historical Adjusted Balances
Operating revenues	$5,945	15	$5,960
Cost of services and products (exclusive of depreciation and amortization)	2,803	(4)	2,799
Selling, general and administrative	1,109	13	1,122
Income tax expense	121	2	123
Net income	$115	4	$119

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.11	—	$0.11
DILUTED	$0.11	—	$0.11
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,065,796	—	1,065,796
DILUTED	1,069,183	—	1,069,183
The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of March 31, 2018
	(Dollars in millions)
	Reported Balances as of March 31, 2018	Impact of 606	ASC 605 Historical Adjusted Balances
Other current assets	$1,105	(171)	$934
Other long-term assets, net	1,047	(79)	968
Advance billing and customer deposits	820	75	895
Deferred income taxes, net	2,196	(2)	2,194
Other long-term liabilities	2,362	82	2,444
Retained earnings	1,336	(293)	1,043

Pursuant to ASU 2014-09 discussed in Note 1 above, the following table provides disaggregation of revenue from contracts with customers:

	Three Months Ended March 31, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue (8)	Total Revenue from Contracts with Customers
Business segment
IP & Data Services (1)	$1,748	—	$1,748
Transport & Infrastructure (2)	1,362	(67)	1,295
Voice & Collaboration (3)	1,111	—	1,111
IT & Managed Services (4)	162	—	162
Total business segment revenues	4,383	(67)	4,316

Consumer segment
Voice & Collaboration (3)	526	—	526
IP & Data Services (5)	97	(9)	88
Transport & Infrastructure (6)	756	(53)	703
Total consumer segment revenues	1,379	(62)	1,317

Non-segment revenues
Regulatory revenues (7)	183	(183)	—
Total non-segment revenues	183	(183)	—

Total revenues	$5,945	(312)	$5,633

Timing of Revenue
Goods transferred at a point in time			$39
Services performed over time			5,594
Total revenues from contracts with customers			$5,633

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband and equipment sales and professional services revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
(8)	Includes regulatory revenues, lease revenues, sublease rental income and failed sale leaseback income, which are not within the scope of ASC 606.
The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2018 and January 1, 2018:

	March 31, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables(1)	$2,378	$2,504
Contract liabilities	572	623
Contract assets	188	255

(1) Gross customer receivables of $2.537 million and $2.659 million, net of allowance for doubtful accounts of $159 million and $155 million, at March 31, 2018 and January 1, 2018, respectively.
Contract liabilities constitute consideration we have received from our customers in exchange for services or products to be delivered by us in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer.
We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges, which we recognize as revenue over the expected contract term, which ranges from one year to over seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are included in our calculation of the total transaction price with the customer which is allocated to the various services in the bundled offering based on the standalone selling price of services included in each bundled combination.
Customer contracts that include both equipment and services are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the total transaction price with the customer is allocated to each performance obligation based on the relative standalone selling price of the separate performance obligation. The standalone selling price is the price we sell to similar customers. The total transaction price is the total consideration that we expect to be entitled to (excluding amounts subject to revenue constraints) in exchange for transferring the equipment and services to the customer under the existing contract. The revenue associated with each performance obligation is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount of the total transaction price allocated to the equipment at the time title or control is transferred to the customer. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the contract term.
We periodically permit other telecommunications carriers to use optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity and fiber assets and on all of the other elements deliverable under an IRU, as lease revenue, non ASC 606, ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.
In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligation(s) associated with the transaction. Based on our agreement with DIRECTV, we offer this service through a sales agency relationship which we report on a net basis.
We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenues in the period that the service level commitment was not met.
As of March 31, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $15.5 billion. We expect to recognize approximately 50% of this revenue through 2020, with the balance recognized thereafter.

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$254	73
Costs incurred	37	6
Amortization	(37)	(10)
Impairments	—	—
End of period balance	$254	69
We expect that incremental commissions paid as a result of obtaining contracts and costs incurred to fulfill customer contracts are recoverable and therefore capitalized them as acquisition and fulfillment costs in the amount of $323 million at March 31, 2018. The amount of these capitalized costs that are anticipated to be amortized in the next twelve months are included in other current assets on the consolidated balance sheet. The amount of capitalized costs expected to be amortized beyond the next twelve months is included in other assets on our consolidated balance.
Capitalized commissions and fulfillment costs are amortized based on the transfer of services to which the assets relate to which typically range from 30 months to 49 months. The amortization of capitalized commissions are included in selling, general and administrative expenses and the amortization of capitalized fulfillment costs are included in cost of services and products (exclusive of depreciation and amortization) in our consolidated statement of operations. We recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year.

(5) Long-Term Debt and Credit Facilities
The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	As of March 31, 2018	As of December 31, 2017
			(Dollars in millions)
Senior Secured Debt:
CenturyLink, Inc.
2017 Revolving Credit Facility(2)	N/A	2022	$—	405
Term Loan A	4.627%	2022	1,686	1,575
Term Loan A-1	4.627%	2022	365	370
Term Loan B	4.627%	2025	5,985	6,000
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan	4.111%	2024	4,611	4,611
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	151
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	8,125	8,125
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	5.125% - 6.125%	2021 - 2026	5,315	5,315
Level 3 Parent, LLC
Senior notes	5.750%	2022	600	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	7,294	7,294
Term loan	3.890%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,485	1,485
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	868	891
Unamortized premiums and other, net			17	23
Unamortized debt issuance costs			(343)	(350)
Total long-term debt			37,377	37,726
Less current maturities			(437)	(443)
Long-term debt, excluding current maturities			$36,940	37,283
______________________________________________________________________

(1)	As of March 31, 2018.

(2)
The aggregate amount outstanding on our revolving line of credit borrowings at December 31, 2017 was $405 million, with a weighted-average interest rate of 4.186%. At March 31, 2018, we had no borrowings outstanding under our 2017 credit facility or revolving line of credit. These amounts change on a regular basis.

Repayments
On January 21, 2018, a subsidiary of Embarq Corporation redeemed all $13 million of its 8.77% Notes due 2019, which resulted in an immaterial loss.
2017 CenturyLink Credit Agreement
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
Covenants
As of March 31, 2018, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and covenants in their material debt agreements.
For additional information on our long-term debt and credit facilities, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
(6)  Severance and Leased Real Estate
At March 31, 2018, the current and noncurrent portions of our leased real estate accrual were $11 million and $51 million, respectively. The remaining lease terms range from 0.16 years to 7.7 years, with a weighted-average of 6.5 years.
Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2017	$33	64
Accrued to expense	45	2
Payments, net	(47)	(4)
Balance at March 31, 2018	$31	62
(7)  Employee Benefits
Net periodic benefit (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Service cost	$16	17
Interest cost	100	101
Expected return on plan assets	(173)	(166)
Recognition of prior service credit	(2)	(2)
Recognition of actuarial loss	44	51
Net periodic pension benefit (income) expense	$(15)	1

Net periodic benefit expense for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Service cost	$4	4
Interest cost	24	25
Expected return on plan assets	—	—
Recognition of prior service cost	5	5
Net periodic post-retirement benefit expense	$33	34
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2018. However, we currently expect to make a voluntary contribution of $100 million to the trust for our qualified pension plan during the remaining nine months of 2018.
(8)  Earnings Per Common Share
Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$115	163
Earnings applicable to non-vested restricted stock	—	—
Net income applicable to common stock for computing basic earnings per common share	115	163
Net income as adjusted for purposes of computing diluted earnings per common share	$115	163
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,073,560	547,618
Non-vested restricted stock	(7,764)	(7,160)
Weighted-average shares outstanding for computing basic earnings per common share	1,065,796	540,458
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	3,377	1,054
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,069,183	541,522
Basic earnings per common share	$0.11	0.30
Diluted earnings per common share	$0.11	0.30
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 4.3 million and 4.3 million for the three months ended March 31, 2018 and 2017, respectively.

(9)  Fair Value Disclosure
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of March 31, 2018		As of December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$36,509	35,677	36,835	36,402
(10)  Segment Information
Segment Data
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the Legacy CenturyLink enterprise segment operations and the Legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment from the former non-reportable operating segment. At March 31, 2018, we had the following two reportable segments:

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

The results of our two reportable segments, business and consumer, are summarized below:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Total reportable segment revenues	$5,762	4,037
Total reportable segment expenses	3,226	2,206
Total reportable segment adjusted EBITDA	$2,536	1,831
Total margin percentage	44%	45%

Business segment:
Revenues	$4,383	2,590
Expenses	2,613	1,566
Adjusted EBITDA	$1,770	1,024
Margin percentage	40%	40%
Consumer segment:
Revenues	$1,379	1,447
Expenses	613	640
Adjusted EBITDA	$766	807
Margin percentage	56%	56%
Product and Service Categories
We categorize our products, services and revenues among the following five categories:

•	IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services and Vyvx broadcast services) and other ancillary services;

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

•
Regulatory revenues, which consists of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenues. We receive federal support payments from both federal and state USF programs and from the federal CAF program. The USF and CAF support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services. We generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties and from rental income associated with the failed-sale-leaseback. Because we centrally manage the activities that generate these regulatory revenues, these revenues are not included in our segment revenues.

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Business segment
IP & Data Services (1)	$1,748	744
Transport & Infrastructure (2)	1,362	906
Voice & Collaboration (3)	1,111	788
IT & Managed Services (4)	162	152
Total business segment revenues	4,383	2,590

Consumer segment
IP & Data Services (5)	97	120
Transport & Infrastructure (6)	756	701
Voice & Collaboration (3)	526	626
Total consumer segment revenues	1,379	1,447

Non-segment revenues
Regulatory revenues (7)	183	172
Total non-segment revenues	183	172

Total revenues	$5,945	4,209
______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband and equipment sales and professional services revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $246 million and $130 million for the three months ended March 31, 2018 and 2017, respectively. These USF surcharges, where we record revenue, and transaction taxes are assigned to the products and services categories of each segments based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

Allocations of Revenues and Expenses
Our segment revenues include all revenues from our business and consumer segments as described in more detail above. Our segment revenues are based upon each customer's classification. We report our segment revenues based upon all services provided to that segment's customers. Our segment expenses include specific expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are (i) directly associated with specific segment customers or activities and (ii) allocated expenses, which include network expenses, facilities expenses and other expenses such as fleet and real estate expenses. We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the chief operating decision maker ("CODM") by segment. Generally speaking, severance expenses, restructuring expenses and certain centrally managed administrative functions (such as finance, information technology, legal and human resources) are not assigned to our segments. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.
The following table reconciles total reportable segment adjusted EBITDA to net income:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Total reportable segment adjusted EBITDA	$2,536	1,831
Regulatory revenues	183	172
Depreciation and amortization	(1,283)	(880)
Other operating expenses	(686)	(492)
Total other expense, net	(514)	(324)
Income before income tax expense	236	307
Income tax expense	(121)	(144)
Net income	$115	163
(11) Commitments and Contingencies
We are currently a party to various claims and legal proceedings, including the matters described below. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities. In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. We have accrued liabilities for these matters described below where losses are deemed probable and reasonably estimable.
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

Switched Access Disputes
Subsidiaries of CenturyLink, Inc. are among hundreds of companies involved in an industry-wide dispute, raised in nearly 100 federal lawsuits (filed between 2014 and 2016) that have been consolidated as In Re: IntraMTA Switched Access Charges Litigation, in the United States District Court for the Northern District of Texas for pretrial procedures. The disputes relate to switched access charges that local exchange carriers ("LECs") collect from interexchange carriers ("IXCs") for IXCs' use of LEC's access services. In the lawsuits, various IXCs assert that LECs are prohibited from collecting access charges when IXCs exchange certain types of calls between mobile and wireline devices. Some of these IXCs seek refunds for access charges previously paid and declaratory relief from future access charges.
In November 2015, the court rejected some of the IXCs' claims, and allowed the IXCs to refile state-law claims. Many of the parties filed revised pleadings and additional motions, which remain pending. Separately, some of the defendants have petitioned the FCC to address these issues on an industry-wide basis.
As both an IXC and a LEC, we both pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, could affect our financial results and are currently not predictable.
State Tax Suits
Several Missouri municipalities have, beginning in May 2012, asserted claims alleging underpayment of taxes against CenturyLink, Inc. and several of its subsidiaries in a number of proceedings filed in the Circuit Court of St. Louis County, Missouri. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding plaintiffs $4 million and broadening the tax base on a going-forward basis. We have appealed that ruling. In a June 2017 ruling in connection with another one of these pending cases, the court made findings which, if not overturned, will result in a tax liability to us well in excess of the contingent liability we have established. In due course, we plan to appeal that decision. We continue to vigorously defend against these claims.
Billing Practices Suits
In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then, and based in part on the allegations made by the former employee, several legal proceedings have been filed.
In June 2017, McLeod v. CenturyLink, a putative consumer class action, was filed against us in the U.S. District Court for the Central District of California alleging that we charged some of our retail customers for products and services they did not authorize. A number of other complaints asserting similar claims have been filed in other federal courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also in June 2017, Craig. v. CenturyLink, Inc., et al., a putative securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that we failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed. Both the putative consumer class actions and the putative securities investor class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.
In June 2017, we also received several shareholder derivative demands addressing related topics. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Despite the special litigation committee’s decision, it is possible that one or more of the shareholders that submitted the demands could attempt to file derivative lawsuits.
In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Asoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices. The suit seeks an order of restitution on behalf of all CenturyLink customers, civil penalties, injunctive relief, and costs and fees. Additionally, we have received and responded to information requests and inquiries from other states.

Pending Litigation Matters Assumed in Level 3 Acquisition
Peruvian Tax Litigation
In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $15 million at March 31, 2018.
We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and we filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. That appeal is pending.
In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. That appeal is pending.
Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of Level 3’s Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from Level 3 or termination of service relationships. Level 3 is vigorously defending itself against the asserted claims, which aggregate to approximately $32 million at March 31, 2018.
Brazilian Tax Claims
In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authorities issued tax assessments against one of our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing certain assets (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authorities issued tax assessments to the same Brazilian subsidiary on similar issues.
We have filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and we have appealed those decisions to the judicial courts. In October 2012 and June 2014, we received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level, and we appealed this decision to the second administrative level. We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $54 million at March 31, 2018 in excess of the accruals established for these matters.
We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from leasing movable properties to be without merit.
Other Level 3 Matters
Level 3 was notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc., certain former employees and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.

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
Other Proceedings, Disputes and Contingencies
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
The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies , See Note 16 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
_____________

The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our forward-looking statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

(12)  Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in millions)
Prepaid expenses	$353	294
Income tax receivable	256	258
Materials, supplies and inventory	111	128
Deferred activation and installation charges	157	128
Deferred commissions	134	—
Other	94	133
Total other current assets	$1,105	941
Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include other current liabilities as follows:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in millions)
Other current liabilities:
Accrued rent	$28	34
Legal contingencies	46	45
Other	354	265
Total other current liabilities	$428	344
Included in accounts payable at March 31, 2018 and December 31, 2017, were (i) $24 million and $36 million, respectively, representing book overdrafts and (ii) $186 million and $225 million, respectively, associated with capital expenditures.
(13)  Accumulated Other Comprehensive Loss
Information Relating to 2018
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income before reclassifications	—	—	79	79
Amounts reclassified from accumulated other comprehensive income	31	4	—	35
Net current-period other comprehensive income	31	4	79	114
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(375)	(32)	—	(407)
Balance at March 31, 2018	$(2,075)	(263)	50	(2,288)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2018:

Three Months Ended March 31, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$44	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	47
Income tax benefit	(12)	Income tax expense
Net of tax	$35
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
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
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2017:

Three Months Ended March 31, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$51	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	54
Income tax benefit	(21)	Income tax expense
Net of tax	$33

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
(14)  Labor Union Contracts
As of March 31, 2018, approximately 26% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. Less than 1,000 of our employees were subject to collective bargaining agreements that have expired as of March 31, 2018, and are being renegotiated.

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
Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017 for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.
Overview
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2017, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.
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
At March 31, 2018, we served 5.0 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.
Acquisition of Level 3
On November 1, 2017, CenturyLink, Inc. ("CenturyLink") acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. We entered into this transaction, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks.
During the three months ended March 31, 2018, we incurred $70 million of integration-related expenses associated with our activities related to the Level 3 acquisition. We also incurred $1 million in merger-related transaction costs, including investment banker and legal fees in connection with consummating the transaction.
Our consolidated financial statements include the accounts of CenturyLink and its majority owned subsidiaries, including Level 3 beginning on November 1, 2017. Due to the significant size of the acquisition, direct comparison of our results of operations for the periods ending on or after December 31, 2017 to prior periods are less meaningful than usual.
As a result of the acquisition, Level 3's assets and liabilities have been revalued and recorded at their preliminary estimated fair value. The assignment of estimated fair value requires a significant amount of judgment. The use of fair value measures affects the comparability of our post-acquisition financial information and may make it more difficult to predict earnings in future periods. We expect to complete our final fair value determinations prior to the first anniversary of the acquisition. Our final fair value determinations may be significantly different than those preliminary values reflected in our consolidated financial statements at March 31, 2018.
In the discussion that follows, we refer to the business that we operated prior to the Level 3 acquisition as "Legacy CenturyLink", and we refer to the incremental business activities that we now operate as a result of the Level 3 acquisition as "Legacy Level 3."

For additional information about our acquisition of Level 3, see (i) Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 1 of Part I of this report, (ii) our current report on Form 8-K/A filed by us with the Securities and Exchange Commission (the "SEC") on January 16, 2018, (iii) our current report on Form 8-K filed by us with the SEC on November 1, 2017 and (iv) the definitive joint proxy statement/prospectus filed by us with the SEC on February 13, 2017.
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
Our colocation business generated revenues (excluding revenue from affiliates) of approximately $153 million for the three months ended March 31, 2017.
This transaction did not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera.
After factoring in the costs to sell the data centers and colocation business, excluding the impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain as a result of the aggregate value of the consideration we received exceeding the carrying value of the divested assets and transferred liabilities. Based on the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined net loss of $82 million is included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017. The sale also resulted in a significant capital loss carryforward, which was entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
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
See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report for additional information on the sale.
New Organizational Structure
In connection with our above-described acquisition of Level 3, effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the Legacy CenturyLink enterprise segment operations and the Legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment from the former non-reportable operating segment. At March 31, 2018, we had the following two segments:

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

Results of Operations
The following table summarizes the results of our consolidated operations.

	Three Months Ended March 31,
	2018	2017

Operating revenues	$5,945	4,209
Operating expenses	5,195	3,578
Operating income	750	631
Interest expense and other (expense) income, net	(514)	(324)
Income tax expense	121	144
Net income	$115	163
Basic earnings per common share	$0.11	0.30
Diluted earnings per common share	$0.11	0.30
The following table summarizes our broadband subscribers and number of employees:

	As of March 31,		Increase / (Decrease)	% Change
	2018	2017
	(in thousands)
Operational metrics:
Total consumer broadband subscribers(1)	4,986	5,291	(305)	(6)%
Total employees	50.0	40.0	10.0	25%
______________________________________________________________________

(1)
Consumer broadband subscribers are customers that purchase broadband connection service through their existing telephone lines, stand-alone telephone lines, or fiber-optic cables. Our methodology for counting our consumer broadband subscribers includes only those lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. It also excludes unbundled loops and includes stand-alone consumer broadband subscribers. We count lines when we install the service.

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

The following table summarizes our consolidated operating revenues recorded under our five revenue categories:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP & Data Services (1)	$1,845	864	981	114%
Transport & Infrastructure (2)	2,118	1,607	511	32%
Voice & Collaboration (3)	1,637	1,414	223	16%
IT & Managed Services (4)	162	152	10	7%
Regulatory revenues (5)	183	172	11	6%
Total operating revenues	$5,945	4,209	1,736	41%
_______________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
Our total operating revenues increased by $1.736 billion, or 41%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in our total operating revenues was largely attributable to the acquisition of Level 3, which contributed operating revenues (net of intercompany eliminations) of $2.062 billion. This was partially offset by a decrease in Legacy CenturyLink transport and infrastructure and voice and collaboration revenue. The transport and infrastructure decrease was primarily due to the sale of the collocation and data center business in May 2017 while the decrease in voice and collaboration was due to a decrease in revenue from our traditional voice telecommunications services.

Operating Expenses
The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,803	1,888	915	48%
Selling, general and administrative	1,109	810	299	37%
Depreciation and amortization	1,283	880	403	46%
Total operating expenses	$5,195	3,578	1,617	45%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) increased by $915 million, or 48%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in costs of services and products (exclusive of depreciation and amortization) was attributable to the inclusion of $998 million in Legacy Level 3 costs (net of intercompany eliminations) in our consolidated costs of services and products (exclusive of depreciation and amortization) and an increase in facilities costs. These were partially offset by a decrease in costs of services and products (exclusive of depreciation and amortization) for Legacy CenturyLink of $83 million, or 4%, for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017. This was primarily due to reductions in salaries and wages and employee related expenses from lower headcount and lower real estate and power expenses from the 2017 sale of our data centers and colocation business.
Selling, General and Administrative
Selling, general and administrative expenses increased by $299 million, or 37%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in selling, general and administrative expenses was attributable to the inclusion of $344 million in Legacy Level 3 costs in our consolidated selling, general and administrative expenses. This was partially offset by a decrease in Legacy CenturyLink's selling, general and administrative expenses of $45 million, or 6%, for the quarter ended March 31, 2018 as compared to the quarter ended March 31, 2017. This was primarily due to reductions in contract labor, marketing expenses and external commissions, which were partially offset by higher Level 3 acquisition expenses.
Depreciation and Amortization
The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$839	605	234	39%
Amortization	444	275	169	61%
Total depreciation and amortization	$1,283	880	403	46%
Depreciation expense increased by $234 million, or 39%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and the sale of our data centers and colocation business. The depreciation expense related to our plant for the three months ended March 31, 2018 was higher than the depreciation expense for the three months ended March 31, 2017 due to the inclusion of the Legacy Level 3 depreciation expense of $237 million for the three months ended March 31, 2018.
Amortization expense increased by $169 million, or 61%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in amortization expense was primarily due to the amortization expense for the three months ended March 31, 2017 due to the inclusion of the Legacy Level 3 amortization expense of $194 million for the three months ended March 31, 2018 which was partially offset by a lower Legacy CenturyLink intangible asset base.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(535)	(318)	217	68%
Other income (expense), net	21	(6)	27	nm
Total other expense, net	$(514)	(324)	190	59%
Income tax expense	$121	144	(23)	(16)%
_______________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $217 million, or 68%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in interest expense was primarily due to the issuance of $7.945 billion of term loans in the second half of 2017 for the purpose of providing funding for the Level 3 acquisition and the assumption of Level 3's debt upon the consummation of the acquisition of Level 3, which accounted for $120 million in first quarter 2018 interest expense. Remaining increase is due to the assumption of Level 3 debt at the time of acquisition.
Other Income (Expense), Net
Other income (expense), net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income (expense), net changed by $27 million, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017 due to a decrease in the pension and postretirement charge and favorable foreign exchange rates in the first quarter of 2018 compared to the first quarter of 2017. In addition, the three months ended March 31, 2018 included other income attributable to Level 3.
Income Tax Expense
For the three months ended March 31, 2018 and 2017, our effective income tax rate was 51.3% and 46.9%, respectively. The effective tax rate for the three months ended March 31, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate. See Recent Tax Changes in "Liquidity and Capital Resources—Other Matters". The effective tax rate for the three months ended March 31, 2017 includes the tax impact of certain employee stock based compensation transactions, the tax impact of the sale and related corporate actions we have taken regarding certain subsidiaries involved in the data centers and colocation business.

Segment Results
General
For financial reporting purposes, we have determined that as of March 31, 2018 we had two reportable segments, business and consumer.
The results of our reportable segments, business and consumer, are summarized below:

	Three Months Ended March 31,
	2018	2017
	(Dollars in millions)
Business segment:
Revenues	$4,383	2,590
Expenses	2,613	1,566
Adjusted EBITDA	$1,770	1,024
Margin percentage	40%	40%
Consumer segment:
Revenues	$1,379	1,447
Expenses	613	640
Adjusted EBITDA	$766	807
Margin percentage	56%	56%
For additional information on our reportable segments, see Note 10—Segment Information.
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

Business Segment
The operations of our business segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:
Revenues. Our mix of total business segment revenues continues to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our small, medium and enterprise business, wholesale and government customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. A recent sustained expansion in competitive cloud computing offerings by technology companies and other competitors has led to other increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. Our traditional wireline products and services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by regulation and rate reductions. For example, many of our business segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Demand for our private line services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenues and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts.
Expenses. Our operating costs also impact the operating margins of all of our above-mentioned services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services, installation costs and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of some of our newer, more technologically advanced services as compared to our traditional wireline services, principally because those newer services rely more heavily upon the above-listed support functions. Operating costs, such as installation costs and third-party facility costs, have also negatively impacted the operating margins of our traditional wireline products and services, but to a lesser extent than customer migration and price compression.
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

The following table summarizes the results of operations from our business segment:

	Business Segment
	Three Months Ended March 31,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP & Data Services (1)	$1,748	744	1,004	135%
Transport & Infrastructure (2)	1,362	906	456	50%
Voice & Collaboration (3)	1,111	788	323	41%
IT & Managed Services (4)	162	152	10	7%
Total segment revenues	4,383	2,590	1,793	69%

Segment expenses:
Total expenses	2,613	1,566	1,047	67%
Segment adjusted EBITDA	$1,770	1,024	746	73%
Segment margin percentage	40%	40%
__________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
Segment Revenues
Business segment revenues increased by $1.793 billion, or 69%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in our total operating revenues was largely attributable to the acquisition of Level 3, which contributed operating revenues (net of intercompany eliminations) of $2.062 billion. This was partially offset by a decrease in Legacy CenturyLink transport and infrastructure and voice and collaboration revenue. The transport and infrastructure decrease was primarily due to the sale of the collocation and data center business in May 2017 while the decrease in voice and collaboration was due to a decrease in revenue from our traditional voice telecommunications services.
Segment Expenses
Business segment expenses increased by $1.047 billion, or 67%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in our business segment expenses for the three months ended March 31, 2018 was primarily due to the inclusion of Level 3 expenses for the first three months of 2018.
Segment Adjusted EBITDA
Business segment adjusted EBITDA increased by $746 million, or 73%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in our business segment adjusted EBITDA was due predominantly to items mentioned above.

Consumer Segment
The operations of our consumer segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:
Revenues. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed or declined. Moreover, as described further in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. The offering of our facilities-based video services in our markets has required us to incur substantial start-up expenses in advance of marketing and selling the service. Also, our associated content costs continue to increase and the video business has become more competitive as more options become available to customers to access video services through new technologies. The demand for new technology has increased the number of competitors offering services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our newer, more technologically advanced products and services. We expect that these factors and trends will continue to negatively impact our consumer business. Customer migration and price compression from competitive pressures have not only negatively impacted our traditional wireline services revenues, but they have also negatively impacted the operating margins of these services and we expect this trend to continue. During the first quarter of 2018, CenturyLink announced it terminated its CenturyLink Stream and Over the Top ("OTT") product offerings effective March 31, 2018. As a result of this decision, during the first quarter, CenturyLink recognized an impairment of $42 million related to hardware, software and capitalized development costs.
Expenses. Operating costs also impact the operating margins of these services. These operating costs include employee costs, marketing and advertising expenses, sales commissions, TV content costs and installation costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our newer, more technologically advanced products and services as compared to our traditional wireline services, principally because our newer, more technologically advanced products and services rely more heavily upon the above-listed operating expenses. Operating costs, such as installation costs and facility costs, have also negatively impacted the operating margins of our traditional wireline products and services, but to a lesser extent than customer migration and price compression. Operating costs also tend to impact our traditional wireline products and services margins to a lesser extent than our newer, more technologically advanced products and services as noted above.
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

The following table summarizes the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended March 31,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP & Data Services (1)	$97	120	(23)	(19)%
Transport & Infrastructure (2)	756	701	55	8%
Voice & Collaboration (3)	526	626	(100)	(16)%
Total segment revenues	1,379	1,447	(68)	(5)%

Segment expenses:
Total expenses	613	640	(27)	(4)%
Segment adjusted EBITDA	$766	807	(41)	(5)%
Segment margin percentage	56%	56%
___________________________________________________________________

(1)	Includes retail video revenues (including our facilities-based video revenues).
(2)	Includes primarily broadband and equipment sales and professional services revenues.
(3)	Includes local, long-distance and other ancillary revenues.
Segment Revenues
Consumer segment revenues decreased by $68 million, or 5%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our consumer segment revenues for the three months ended March 31, 2018 was primarily due to a decrease in our Voice revenue as a result of the continued decline in revenue from our traditional voice telecommunications services.
Segment Expenses
Consumer segment expenses decreased by $27 million, or 4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our consumer segment expenses for the three months ended March 31, 2018 was primarily due to a reduction in headcount and decreases in marketing expenses.
Segment Adjusted EBITDA
Consumer segment adjusted EBITDA decreased by $41 million, or 5%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease in our consumer segment adjusted EBITDA was due predominantly to items mentioned above.
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
At March 31, 2018, we held cash and cash equivalents of $501 million, and we had $2.168 billion of borrowing capacity available under our revolving credit facility. We had approximately $314 million of cash and cash equivalents outside the United States at March 31, 2018. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes, other than the possible payment of the Deemed Repatriation Transition Tax discussed elsewhere herein and other limited exceptions. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

Our acquisition of Level 3 on November 1, 2017, resulted in significant changes in our consolidated financial position, our debt structure and our future cash requirements.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments. We currently expect our cash income tax payments will be lower in 2018 due to lower income tax rates and the utilization of the NOLs acquired in the Level 3 acquisition, and we expect that our cash paid for retiree healthcare benefits will remain relatively flat.
Based on our current capital allocation objectives, during 2018 we project expending approximately $3.850 billion (excluding integration capital) of cash for capital investment in property, plant and equipment and approximately $576 million of cash for dividends per quarter on our common stock (based on the assumptions described below under "Dividends"). At March 31, 2018, we have debt maturities of $174 million, scheduled debt principal payments of $164 million and capital lease and other fixed payments of $99 million, each due during 2018. Each of the expenditures is described further below.
We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.
For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2018 will be approximately 16% of revenue, inclusive of CAF Phase 2 related capital expenditures and integration capital.
Our capital expenditures continue to be focused on keeping the network operating efficiently and supporting new service developments. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
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
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Net Operating Loss Carryforwards
As of December 31, 2017, CenturyLink had approximately $9.1 billion of net operating loss carryforwards. ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017, and are subject to prior limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. Additionally, these NOLs are subject to a current Section 382 limitation as a result of our acquisition of Level 3. Prior to this acquisition, the amounts of our cash flows dedicated to or required for the payment of federal taxes increased substantially in 2017. As a result of the completion of this acquisition we expect to significantly reduce our federal cash taxes for the next several years. Additionally, we requested a significant refund of federal income taxes related to 2017 that was received in the second quarter of 2018. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform.
We cannot assure you that we will be able to use these NOL carryforwards fully. See "Risk Factors—Risk Relating to Our Recently-Completed Acquisition of Level 3—We cannot assure you, whether, when or in what amounts we will be able to use Level 3's net operating loss carryforwards" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2018 at this rate of $0.54 per share, our average total dividend paid each quarter would be approximately $576 million based on the number of our outstanding shares at March 31, 2018.

Revolving Facilities and Other Debt Instruments
To substantially fund our recent acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") providing for $9.945 billion in senior secured credit facilities, consisting of a new $2.0 billion revolving credit facility (which replaced our 2012 credit facility upon consummation of the Level 3 acquisition) and $7.945 billion of term loan facilities, of which approximately $6.0 billion were funded into escrow on such date, and $1.945 billion of which were funded upon the closing of the acquisition on November 1, 2017. On November 1, 2017, CenturyLink, Inc. also, among other things, (i) assumed all rights and obligations under the 2017 CenturyLink Credit Agreement, (ii) borrowed $400 million under the new $2.0 billion revolving credit facility and (iii) received $6.0 billion of Term Loan B loan proceeds from escrow. On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to increase the borrowing capacity of the new revolving credit facility from $2.0 billion to $2.168 billion, and to increase the borrowing capacity under one of the term loan tranches by $132 million. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) our current report on Form 8-K filed with the SEC on June 20, 2017 and (iii) our current report on Form 8-K filed with the SEC on November 1, 2017.
On November 1, 2017, we also amended our uncommitted revolving letter of credit facility to secure the facility and to permit us to draw up to $225 million of letters of credit thereunder. At March 31, 2018, we had $121 million of letters of credit outstanding under this facility.
For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.062 billion and $3.352 billion, respectively. See Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017 for additional information about our pension and post-retirement benefit arrangements.
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
Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2017, assets in the post-retirement trusts had been substantially depleted and had a fair value of $23 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts; however, we will continue to pay certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 6—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our most recent annual report on Form 10-K, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $237 million, $129 million and $116 million for the years ended December 31, 2017, 2016 and 2015, respectively, while the amounts paid from the trust were $31 million, $145 million and $163 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report Form 10-K for the year ended December 31, 2017.
For 2018, our estimated annual long-term rates of return are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.

Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 33 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2017 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.
Historical Information
The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Increase / (Decrease)
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$1,667	1,057	610
Net cash used in investing activities	(768)	(732)	36
Net cash used in financing activities	(948)	(333)	615
Operating Activities
Net cash provided by operating activities increased by $610 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to the increase in net income adjusted for non-cash items and the positive impact from changes in other assets and liabilities. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in our investing activities increased by $36 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to higher purchases of property plant and equipment and reduced proceeds from asset sales, as partially offset by deposits received in the first quarter of 2018 from assets held for sale.
Financing Activities
Net cash from our financing activities increased by $615 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily due to an increase in payments on our revolving credit facility and an increase in dividends paid. For more information, see Note 5-Long-Term Debt and Credit Facilities.
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
See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters
Recent Tax Changes
On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law and in December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118 to provide guidance for companies that have not completed their accounting for the income tax effects of the Act. As of March 31, 2018, we have not completed our accounting for the tax effects of the Act. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. New guidance or interpretations may materially impact our provision for income taxes in future periods.
Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters, and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our provisional amount due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting by the time we file our 2017 U.S. corporate income tax return in the fourth quarter of 2018, although we cannot assure you of this.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, and made certain changes to U.S. taxation of income earned by foreign subsidiaries, capital expenditures and various other items. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017. During the first three months of 2018, we reduced this $1.1 billion tax benefit of tax reform by $64 million due to changes in certain purchase accounting adjustments related to the Level 3 acquisition, which was reflected in income tax expense.
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
Market Risk
As of March 31, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of March 31, 2018, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2018, we did not hold or issue derivative financial instruments for trading or speculative purposes.
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

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real, the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar, in each case as of March 31, 2018. Although the percentages of our consolidated revenues and costs that are denominated in these currencies are immaterial, our consolidated results of operations could be adversely impacted by volatility in exchange rates or an increase in the number of foreign currency transactions, which substantially increased upon the consummation of our acquisition of Level 3 discussed elsewhere herein. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from a hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. dollar, with all other variables held constant.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2018.
Off-Balance Sheet Arrangements
As of March 31, 2018, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to revenue recognition on our consolidated financial statements.

CenturyLink completed the acquisition of Level 3, Inc. on November 1, 2017. The Company is currently integrating policies, processes, people, technology, and operations of the combined Company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues the integration of Level 3. Other than the internal controls related to the adoption of ASC606 referenced above there were no changes in the Company's internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 11—Commitments and Contingencies included in Item 1 of Part I of this report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2018 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2018	128,717	$15.45
February 2018	764,257	18.11
March 2018	545,083	17.50
Total	1,438,057

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

b.
Incremental Assumption Agreement, dated as of January 29, 2018, by and among CenturyLink, Inc. and the lenders and agents named therein (incorporated by reference to Exhibit 4.2(B) of CenturyLink, Inc.'s annual report on Form 10-K for the year ended December 31, 2017 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2018).

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
a.
Revolving Promissory Note, dated as of April 2, 2012 pursuant to which Embarq Corporation may borrow from an affiliate of CenturyLink, Inc. up to $2.5 billion on a revolving basis (incorporated by reference to Exhibit 4.7(a) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Embarq Corporation and an affiliate of CenturyLink, Inc.

b.
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Corporation and an affiliate of CenturyLink, Inc.

c.
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International, Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis (incorporated by reference to Exhibit 4.8 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (File No. 001-15577) filed with the Securities and Exchange Commission on November 13, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Communications International Inc. and an affiliate of CenturyLink, Inc.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2018.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Interim Controller (Principal Accounting Officer)