Form 10-Q
period 2018-06-30
CENTURYLINK, INC
filed 2018-08-09
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On August 3, 2018, there were 1,080,123,279 shares of common stock outstanding.

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

•
our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, pension contributions and other benefits payments;

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

•
increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations, which may in turn impact our business and liquidity;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$5,902	4,090	11,847	8,299
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,730	1,890	5,533	3,778
Selling, general and administrative	1,115	884	2,224	1,694
Depreciation and amortization	1,290	949	2,573	1,829
Total operating expenses	5,135	3,723	10,330	7,301
OPERATING INCOME	767	367	1,517	998
OTHER (EXPENSE) INCOME
Interest expense	(546)	(320)	(1,081)	(638)
Other income (expense), net	16	(7)	37	(13)
Total other expense, net	(530)	(327)	(1,044)	(651)
INCOME BEFORE INCOME TAX EXPENSE	237	40	473	347
Income tax (benefit) expense	(55)	23	66	167
NET INCOME	$292	17	407	180
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.27	0.03	0.38	0.33
DILUTED	$0.27	0.03	0.38	0.33
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.08	1.08
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,064,711	541,361	1,064,663	540,909
DILUTED	1,068,819	542,151	1,068,414	541,836
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
NET INCOME	$292	17	407	180
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(11), $(22), $(22) and $(42) tax	35	30	68	61
Change in net prior service costs, net of $(1), $(1), $(2) and $(2) tax	2	2	4	4
Foreign currency translation adjustment and other, net of $44, $—, $30 and $— tax	(239)	4	(160)	2
Other comprehensive (loss) income	(202)	36	(88)	67
COMPREHENSIVE INCOME	$90	53	319	247
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$700	551
Restricted cash and securities	5	5
Accounts receivable, less allowance of $160 and $164	2,471	2,557
Assets held for sale	15	140
Other	1,260	941
Total current assets	4,451	4,194
Property, plant and equipment, net of accumulated depreciation of $25,872 and $24,352	26,494	26,852
GOODWILL AND OTHER ASSETS
Goodwill	30,715	30,475
Restricted cash and securities	27	31
Customer relationships, net	9,667	10,876
Other intangibles, net	1,869	1,897
Other, net	1,123	1,286
Total goodwill and other assets	43,401	44,565
TOTAL ASSETS	$74,346	75,611
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$437	443
Accounts payable	1,360	1,555
Accrued expenses and other liabilities
Salaries and benefits	929	890
Income and other taxes	344	370
Interest	343	363
Other	358	344
Current portion of deferred revenue	750	892
Total current liabilities	4,521	4,857
LONG-TERM DEBT	36,878	37,283
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,407	2,413
Benefit plan obligations, net	4,884	5,178
Other	2,667	2,389
Total deferred credits and other liabilities	9,958	9,980
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 1,078,705 and 1,069,169 shares	1,079	1,069
Additional paid-in capital	23,360	23,314
Accumulated other comprehensive loss	(2,490)	(1,995)
Retained earnings	1,040	1,103
Total stockholders' equity	22,989	23,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,346	75,611
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$407	180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,573	1,829
Deferred income taxes	400	(126)
Loss on the sale of data centers and colocation business	—	119
Impairment of assets	28	11
Provision for uncollectible accounts	83	78
Share-based compensation	95	43
Changes in current assets and liabilities:
Accounts receivable	35	71
Accounts payable	(173)	(112)
Accrued income and other taxes	(147)	29
Other current assets and liabilities, net	(276)	(306)
Retirement benefits	(195)	(56)
Changes in other noncurrent assets and liabilities, net	400	(92)
Other, net	19	74
Net cash provided by operating activities	3,249	1,742
INVESTING ACTIVITIES
Capital expenditures	(1,576)	(1,610)
Proceeds from the sale of data centers and colocation business, less cash sold	—	1,473
Proceeds from sale of property, plant and equipment and other assets	125	48
Other investing, net	(61)	(5)
Net cash used in investing activities	(1,512)	(94)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	130	6,608
Proceeds from financing obligation	—	378
Payments of long-term debt	(123)	(1,530)
Net payments on revolving line of credit	(405)	(370)
Dividends paid	(1,156)	(590)
Other financing, net	(36)	(11)
Net cash (used in) provided by financing activities	(1,590)	4,485
Effect of exchange rates on cash, cash equivalents, restricted cash and securities	(2)	—
Net increase in cash, cash equivalents, restricted cash and securities	145	6,133
Cash, cash equivalents, restricted cash and securities at beginning of period	587	224
Cash, cash equivalents, restricted cash and securities at end of period	$732	6,357
Supplemental cash flow information:
Income taxes refunded (paid), net	$292	(260)
Interest paid (net of capitalized interest of $28 and $41)	$(1,061)	(624)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$1,069	547
Issuance of common stock through dividend reinvestment, incentive and benefit plans	10	3
Balance at end of period	1,079	550
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	23,314	14,970
Change in common stock through dividend reinvestment, incentive and benefit plans	(9)	3
Shares withheld to satisfy tax withholdings	(35)	(15)
Share-based compensation and other, net	94	38
Dividends declared	—	(359)
Acquisition of additional minority interest in a subsidiary	(4)	—
Balance at end of period	23,360	14,637
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,995)	(2,117)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(407)	—
Other comprehensive (loss) income	(88)	67
Balance at end of period	(2,490)	(2,050)
RETAINED EARNINGS
Balance at beginning of period	1,103	(1)
Net income	407	180
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	407	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $101 million taxes	297	—
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	3
Dividends declared	(1,174)	(233)
Balance at end of period	1,040	(51)
TOTAL STOCKHOLDERS' EQUITY	$22,989	13,086
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the context otherwise requires and except in Note 6 - Long-Term Debt and Credit Facilities, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer to Level 3 Communications, Inc. prior to our acquisition thereof and to its successor-in-interest Level 3 Parent, LLC after such acquisition, unless the context otherwise requires.
(1)     Background
General
We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our residential and business customers. Our communications services include local and long-distance voice, virtual private network ("VPN") data network, private line (including special access business data services), Ethernet, network access, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services.
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
The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. These subsidiaries include Level 3 on and after November 1, 2017. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. In connection with our acquisition of Level 3, we acquired its deconsolidated Venezuela subsidiary and due to exchange restrictions and other conditions we have assigned no value to this subsidiary's assets. Additionally, we have excluded this subsidiary from our consolidated financial statements.
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
We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenues, total operating expenses or net income for any period.
Income Taxes
We have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act") which was signed into law in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. Guidance issued by these bodies to date does not allow us to definitively calculate the taxes created by the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters, and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to the tax treatment of capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017. During the first six months of 2018, we reduced this $1.1 billion tax benefit of tax reform by $76 million due to changes in certain purchase accounting adjustments related to the Level 3 acquisition, which was reflected in income tax expense. Additionally, this provisional benefit was further reduced by $208 million by the net deferred tax impact of certain tax accounting method changes filed with our 2017 Federal income tax return that significantly accelerated certain tax deductions into 2017.
During the second quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us during the remainder of 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, other than as noted above, we have not made any additional adjustments related to the Act in our consolidated financial statements.
As noted above, we accelerated a significant amount of tax deductions into 2017. The accelerated tax deductions resulted in a 2017 net operating loss for tax purposes, a portion of which was carried back to 2016 to generate a cash refund of $392 million. Additionally, we received a $314 million refund in the second quarter of 2018 related to 2017 federal income taxes. Because of our net operating loss carryforwards, we do not expect to experience a further material near term reduction in the amount of cash income taxes paid by us from the Act. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.
Recently Adopted Accounting Pronouncements
In the first quarter of 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”.
Each of these is described further below.
Revenue Recognition
On May 28, 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.
We adopted the new revenue recognition standard under the modified retrospective transition method. On January 1, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $297 million, net of $101 million of income taxes.
Under ASU 2014-09, we are now deferring incremental contract acquisition and fulfillment costs and are recognizing (i.e. amortizing) such costs over either the initial contract (plus anticipated renewal contracts to which the costs relate) or the average customer life. Our deferred acquisition and fulfillment contract costs for our customers have average amortization periods of approximately 12 to 60 months for our business customers and 30 months for our consumer customers, and are monitored every period to reflect any significant change in assumptions.

See Note 5—Revenue Recognition for additional information.
Comprehensive Income
ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Tax Cuts and Jobs Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Cuts and Jobs Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $407 million increase to retained earnings and in accumulated other comprehensive loss. See Note 14—Accumulated Other Comprehensive Loss for additional information.
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
Recently Issued Accounting Pronouncements
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
On January 25, 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02" ("ASU 2018-01"). ASU 2018-01 permits reporting companies to elect to forego reassessments of land easements that exist or expire before the entity’s adoption of ASU 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.
On July 30, 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements". ("ASU 2018-11") provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use the newly permitted adoption method.
We are in the process of implementing a new lease administration and accounting system. We plan to adopt ASU 2016-02 and ASU 2018-01 effective January 1, 2019. The adoption of ASU 2016-02 will result in our recognition of right of use assets and lease liabilities that we have not previously recorded. Although we believe it is premature as of the date of this report to provide any estimate of the impact of adopting ASU 2016-02, we do expect that it will have a material impact on our consolidated financial statements. Additionally, upon implementing ASU 2016-02, accounting for the failed-sale-leaseback transaction described in Note 3—Sale of Data Centers and Colocation Business will no longer be applicable based on our facts and circumstances, and the real estate assets and corresponding financing obligation described therein will be derecognized from our consolidated financial statements.
(2)    Acquisition of Level 3
On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC.
As of June 30, 2018, our preliminary estimated amount of aggregate consideration was $19.6 billion.
We have recognized the assets and liabilities of Level 3 based on CenturyLink’s preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of Level 3 as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration paid by CenturyLink in the combination will be based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets require significant judgment. We are reviewing our valuation analysis and calculations of the estimates of the fair value of Level 3’s assets acquired and liabilities assumed, along with the related allocation to goodwill. We expect to complete our final fair value determinations prior to the anniversary date of the acquisition. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at June 30, 2018.
The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which requires us to divest (i) certain Level 3 metro network assets in three markets. and (ii) 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an indefeasible right of use agreement. During the second quarter of 2018, we sold network assets in Boise and Albuquerque, and entered into an indefeasible right of use agreement for the dark fiber, and recognized no book gain or loss in connection therewith. The proceeds from the sales are included in the proceeds from sale of property, plant and equipment and other assets on our consolidated statements of cash flows. We continue to pursue the divestiture in Tucson, Arizona. All of the metro network assets were classified as assets held for sale on our consolidated balance sheet as of December 31, 2017. The Tucson assets continue to be classified as assets held for sale on our consolidated balance sheet as of June 30, 2018.
Level 3's results of operations have been included in our consolidated results of operations beginning November 1, 2017.
Based solely on our preliminary estimates through June 30, 2018, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.1 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

As of June 30, 2018, the following is our updated assignment of the preliminary estimated aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments (3)	Adjusted November 1, 2017 Balance as of June 30, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(14)	3,303
Property, plant and equipment	9,311	113	9,424
Identifiable intangible assets (2)
Customer relationships	8,964	(476)	8,488
Other	391	(13)	378
Other noncurrent assets	782	184	966
Current liabilities, excluding current maturities of long-term debt	(1,461)	(20)	(1,481)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,629)	(85)	(1,714)
Goodwill	10,837	306	11,143
Total estimated aggregate consideration	$19,617	(5)	19,612
____________________________________________________________________________________________________________

(1)
Includes a preliminary estimated fair value of $861 million for accounts receivable, which had a gross contractual value of $884 million on November 1, 2017. The $23 million difference between the gross contractual value and the preliminary estimated fair value assigned represents our best estimate as of November 1, 2017 of contractual cash flows that will not be collected.

(2)	The preliminary estimate of the weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.

(3)	All purchase price adjustments occurred during the six months ended June 30, 2018.
On the acquisition date, we assumed Level 3’s contingencies. For more information on our contingencies, see Note 12—Commitments and Contingencies.
Acquisition-Related Expenses
We have incurred acquisition-related expenses related to our acquisition of Level 3. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Transaction-related expenses	$—	7	1	17
Integration-related expenses	162	11	232	11
Total acquisition-related expenses	$162	18	233	28
Through June 30, 2018, we had incurred cumulative acquisition-related expenses of $555 million for Level 3. The total amounts of these expenses have been included in our selling, general and administrative expenses beginning in the fourth quarter of 2016.
Level 3 incurred transaction-related expenses of $47 million on the date of acquisition. This amount is not included in our results of operations.
References to Acquired Businesses
In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Level 3 acquisition as “Legacy Level 3”. References to “Legacy CenturyLink”, when used to compare our consolidated results for the three and six months ended June 30, 2018 and 2017, mean the business we operated prior to the Level 3 acquisition.

Combined Pro Forma Operating Results (Unaudited)
For the three and six months ended June 30, 2018, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Level 3 of $2.025 billion and $4.087 billion, respectively.
The following unaudited pro forma financial information presents the combined results of CenturyLink as if the Level 3 acquisition had been consummated as of January 1, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(Dollars in millions, except per share amounts)
Operating revenues	$6,091	12,285
Net income	93	265
Basic earnings per common share	0.09	0.25
Diluted earnings per common share	0.09	0.25
This pro forma information reflects certain adjustments to previously-reported operating results, consisting primarily but not exclusively of:

•
decreased operating revenues and expenses due to the elimination of transactions among CenturyLink and Level 3 that are now subject to intercompany elimination and the elimination of deferred revenues associated with installation activities that were preliminarily assigned no value at the acquisition date;

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
The pro forma information is presented for illustrative purposes only and does not necessarily reflect the actual results of operations had the Level 3 acquisition been consummated at January 1, 2017, nor is it necessarily indicative of future operating results. The pro forma information excludes transaction costs incurred by us and Level 3 during the quarterly periods presented above (which are further described above in this note) and does not reflect integration costs to be incurred by us in future periods. In addition, the pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition (other than those actually realized in our historical consolidated financial statements after November 1, 2017).
As a result of the acquisition of Level 3's net operating losses ("NOL"s), we expect to significantly reduce our federal cash taxes for the next several years.
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

In connection with our sale of the data centers and colocation business to Cyxtera, we agreed to lease back from Cyxtera a portion of the data center space to provide data hosting services to our customers. Because we have continuing involvement in the business through our minority stake in Cyxtera's parent, we do not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera, which we must continue to reflect on our consolidated balance sheets and depreciate over the assets' remaining useful life. Under this accounting model, we must also treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation on our consolidated balance sheets, and our consolidated results of operations must include imputed revenue associated with the portion of the real estate assets that we have not leased back and imputed interest expense on the financing obligation. A portion of the rent payments required under our leaseback arrangement with Cyxtera are recognized as reductions of the financing obligation, resulting in lower recognized rent expense than the amounts actually paid each period. At the end of the lease term, the remaining imputed financing obligation and the remaining net book value of the real estate assets will be derecognized. Please see "Leases" (ASU 2016-02) in Note 1—Background for additional information on the impact the new lease standard will have on the accounting for the failed-sale-leaseback.
The following table reflects the assets sold to and the liabilities assumed by Cyxtera on May 1, 2017, including our estimate of the impact of failed-sale-leaseback:

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
We evaluated our minority stake in the limited partnership and determined that we were not the primary beneficiary of the entity. As a result, we classified our $150 million investment in the limited partnership in other assets on our consolidated balance sheet as of June 30, 2018.
(4)    Goodwill, Customer Relationships and Other Intangible Assets
Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$30,715	30,475
Customer relationships, less accumulated amortization of $7,803 and $7,096	$9,667	10,876
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,447 and $2,294	1,454	1,469
Trade names and patents, less accumulated amortization of $46 and $31	146	159
Total other intangible assets, net	$1,869	1,897
Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired (including the acquisition described in Note 2—Acquisition of Level 3). At June 30, 2018 and December 31, 2017, the net carrying amounts of goodwill, customer relationships and other intangibles assets included preliminary estimates of $19.5 billion and $20.1 billion, respectively, as a result of our Level 3 acquisition.

Total amortization expense for intangible assets for the three and six months ended June 30, 2018 totaled $447 million and $890 million, respectively, and for the three and six months ended June 30, 2017 totaled $276 million and $551 million, respectively. As of June 30, 2018, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $52.5 billion.
We estimate that total amortization expense for intangible assets (which include preliminary estimates for the intangible assets acquired from Level 3) for the years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining six months)	$889
2019	1,691
2020	1,588
2021	1,156
2022	979
The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2017 through June 30, 2018:

	Business	Consumer	Total
	(Dollars in millions)
As of December 31, 2017	$20,197	10,278	30,475
Purchase accounting and other adjustments	306	—	306
Effect of foreign currency rate change	(66)	—	(66)
As of June 30, 2018	$20,437	10,278	30,715
As of June 30, 2018, the $20.4 billion of goodwill assigned to our business reportable segment had not been allocated to our expected future reporting units ((i) medium and small business, (ii) enterprise, (iii) international and global accounts, (iv) wholesale and indirect and (v) consumer) as we had not completed our valuation analysis and calculation.
(5)     Revenue Recognition
We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606, which we adopted on January 1, 2018 using the modified retrospective approach. We also earn revenues from leasing arrangements (primarily fiber capacity agreements) and governmental subsidiary payments, neither of which are accounted for under ASC 606.
Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Revenue is recognized based on the following five-step model:
•Identification of the contract with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and,
•Recognition of revenue when, or as, we satisfy a performance obligation.
We provide an array of communications services, including local voice, broadband, private line (including special access), network access, Ethernet, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers, as well as residential customers. Certain contracts also include the sale of equipment, which is not significant to our business.

For access services, we generally bill fixed monthly charges one month in advance to customers and recognize revenue as service is provided over the contract term in alignment with the customer's receipt of service. For usage, installation and other ancillary services, we generally bill in arrears and recognize revenue as usage or delivery occurs. In most cases, the amount invoiced for our service offerings constitutes the price that would be billed on a standalone basis. To the extent certain products or services are discounted as a part of a bundle arrangement, the bundle discounts are included in our calculation of the total transaction price with the customer, which is allocated to the various services in the bundle offering based on the estimated selling price of services included in each bundle combination.
Under ASC 606, we recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.
Promotional or performance-based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications is not significant to our results.
Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the total transaction price that we expect to receive with the customer is allocated to each performance obligation based on its relative standalone selling price. The revenue associated with each performance obligation is then recognized as earned. The portion of any advance payment allocated to the service based upon its relative selling price is recognized ratably over the contract term.
We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity and fiber assets and on all of the other elements deliverable under an IRU as non-ASC 606 lease revenue, which we recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.
In connection with offering products and services provided to the end user by third-party vendors, we review the relationship between us, the vendor and the end user to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction and control the goods and services used to fulfill the performance obligations associated with the transaction. Based on our agreement with DIRECTV, we offer this service through a sales agency relationship which we report on a net basis.
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
Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis. For certain products or services and customer types, payment is required before products or services are provided.

Comparative Results
The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended June 30, 2018
	(Dollars in millions, except per share amounts and shares in thousands)
	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Operating revenues	$5,902	11	$5,913
Cost of services and products (exclusive of depreciation and amortization)	2,730	3	2,733
Selling, general and administrative	1,115	10	1,125
Income tax benefit	(55)	—	(55)
Net income	$292	(2)	$290

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.27	—	$0.27
DILUTED	$0.27	—	$0.27
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,064,711	—	1,064,711
DILUTED	1,068,819	—	1,068,819

	Six Months Ended June 30, 2018
	(Dollars in millions, except per share amounts and shares in thousands)
	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Operating revenues	$11,847	26	$11,873
Cost of services and products (exclusive of depreciation and amortization)	5,533	10	5,543
Selling, general and administrative	2,224	26	2,250
Income tax expense	66	(2)	64
Net income	$407	(8)	$399

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.38	—	$0.38
DILUTED	$0.38	—	$0.38
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,064,663	—	1,064,663
DILUTED	1,068,414	—	1,068,414

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of June 30, 2018
	(Dollars in millions)
	Reported Balances as of June 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Other current assets	$1,260	(125)	$1,135
Other long-term assets, net	1,123	(103)	1,020
Deferred revenue	2,379	132	2,511
Deferred income taxes, net	2,407	(102)	2,305
Other long-term liabilities	2,667	49	2,716
Retained earnings	1,040	(307)	733

Disaggregated Revenue by Service Offering
The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the three and six ended June 30, 2018, respectively. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Three Months Ended June 30, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue (8)	Total Revenue from Contracts with Customers
Business segment
IP & Data Services (1)	$1,748	—	$1,748
Transport & Infrastructure (2)	1,342	(80)	1,262
Voice & Collaboration (3)	1,111	—	1,111
IT & Managed Services (4)	164	—	164
Total business segment revenues	4,365	(80)	4,285

Consumer segment
Voice & Collaboration (3)	545	—	545
IP & Data Services (5)	85	(7)	78
Transport & Infrastructure (6)	722	(53)	669
Total consumer segment revenues	1,352	(60)	1,292

Non-segment revenues
Regulatory revenues (7)	185	(185)	—
Total non-segment revenues	185	(185)	—

Total revenues	$5,902	(325)	$5,577

Timing of Revenue
Goods transferred at a point in time			$42
Services performed over time			5,535
Total revenues from contracts with customers			$5,577

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength, equipment sales and professional and ancillary revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
(8)	Includes regulatory revenues, lease revenues, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income, which are not within the scope of ASC 606.

	Six Months Ended June 30, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue (8)	Total Revenue from Contracts with Customers
Business segment
IP & Data Services (1)	$3,485	—	$3,485
Transport & Infrastructure (2)	2,691	(147)	2,544
Voice & Collaboration (3)	2,247	—	2,247
IT & Managed Services (4)	325	—	325
Total business segment revenues	8,748	(147)	8,601

Consumer segment
Voice & Collaboration (3)	1,101	—	1,101
IP & Data Services (5)	179	(16)	163
Transport & Infrastructure (6)	1,451	(105)	1,346
Total consumer segment revenues	2,731	(121)	2,610

Non-segment revenues
Regulatory revenues (7)	368	(368)	—
Total non-segment revenues	368	(368)	—

Total revenues	$11,847	(636)	$11,211

Timing of Revenue
Goods transferred at a point in time			$81
Services performed over time			11,130
Total revenues from contracts with customers			$11,211

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength, equipment sales and professional and ancillary revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
(8)	Includes regulatory revenues, lease revenues, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income, which are not within the scope of ASC 606.
Customer Receivables and Contract Balances
The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2018 and January 1, 2018:

	June 30, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables(1)	$2,414	2,504
Contract liabilities	553	623
Contract assets	158	255

(1) Gross customer receivables of $2.6 billion and $2.7 billion, net of allowance for doubtful accounts of $160 million and $155 million, at June 30, 2018 and January 1, 2018, respectively.
Contract liabilities are consideration we have received from our customers in advance of providing goods or services promised in the future. We defer this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet.
Performance Obligations
A performance obligation is a promise in a contract with a customer to provide a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation as services are provided.
We do not disclose the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), or contracts that are classified as leasing arrangements that are not subject to ASC 606.
As of June 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $10.0 billion. We expect to recognize approximately 73% of this revenue through 2020, with the balance recognized thereafter.
Contract Costs
The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$280	105	268	88
Costs incurred	47	29	99	59
Amortization	(41)	(18)	(81)	(31)
End of period balance	$286	116	286	116
Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities. Deferred commissions and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months to 49 months. The amounts of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

(6) Long-Term Debt and Credit Facilities
The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	June 30, 2018	December 31, 2017
			(Dollars in millions)
Senior Secured Debt:
CenturyLink, Inc.
2017 Revolving Credit Facility(2)	4.844%	2022	$—	405
Term Loan A	4.844%	2022	1,664	1,575
Term Loan A-1	4.844%	2022	361	370
Term Loan B	4.844%	2025	5,970	6,000
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan (3)	LIBOR + 2.25%	2024	4,611	4,611
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	151
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	8,125	8,125
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	5.125% - 6.125%	2021 - 2026	5,315	5,315
Level 3 Parent, LLC
Senior notes	5.750%	2022	600	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	7,294	7,294
Term loan	4.100%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.5% - 7.750%	2018 - 2031	981	981
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,485	1,485
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	844	891
Unamortized premiums and other, net			11	23
Unamortized debt issuance costs			(334)	(350)
Total long-term debt			37,315	37,726
Less current maturities			(437)	(443)
Long-term debt, excluding current maturities			$36,878	37,283
______________________________________________________________________

(1)	As of June 30, 2018.

(2)
The aggregate amount outstanding on our revolving line of credit borrowings at December 31, 2017 was $405 million, with a weighted-average interest rate of 4.186%. At June 30, 2018, we had no borrowings outstanding under our revolving line of credit. These amounts typically change on a regular basis.

(3)
The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.3341% as of June 30, 2018 and 3.557% as of December 31, 2017. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent.

Long-Term Debt Maturities
Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)(2)
2018 (remaining six months)	$303
2019	638
2020	1,194
2021	3,110
2022	4,757
2023 and thereafter	27,136
Total long-term debt	$37,138
_______________________________________________________________________________

(1)
In Note 3—Sale of Data Centers and Colocation Business, we describe an imputed financing obligation. The amount outstanding on that imputed financing obligation at June 30, 2018 was $578 million. The aggregate maturities of long-term debt do not include $499 million of this obligation, which prior to the end of the lease term on April 30, 2020, will be derecognized along with the remaining net book value of the associated real estate assets.

(2)
Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt. The projected amounts in the table also exclude any impacts from any further acquisitions.

Covenants
Certain debt instruments of CenturyLink, Inc. and its subsidiaries contain affirmative and negative covenants.  Debt at CenturyLink, Inc., Level 3 Parent, LLC, and Level 3 Financing, Inc. contain more extensive covenants including, among other things and subject to certain exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates including CenturyLink and its other subsidiaries, dispose of assets and merge or consolidate with any other person. Also, Level 3 Parent, LLC, as well as Level 3 Financing, Inc., will be required to offer to purchase certain of its long-term debt securities under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC.
Certain of the debt instruments of CenturyLink, Inc. and its subsidiaries contain cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.
Compliance
As of June 30, 2018, we believe we were in compliance with the provisions and financial covenants in our material debt agreements.
For additional information on our long-term debt and credit facilities, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
(7)  Severance and Leased Real Estate
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
We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. At June 30, 2018, the current and noncurrent portions of our leased real estate accrual were $21 million and $92 million, respectively. The remaining lease terms range from 0.26 years to 12.5 years, with a weighted-average of 7.2 years.

Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2017	$33	64
Accrued to expense	111	57
Payments, net	(107)	(8)
Balance at June 30, 2018	$37	113
(8)  Employee Benefits
Net periodic benefit (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Service cost	$16	14	32	31
Interest cost	98	105	197	206
Expected return on plan assets	(171)	(167)	(342)	(333)
Recognition of prior service credit	(2)	(2)	(4)	(4)
Recognition of actuarial loss	46	52	90	103
Net periodic pension benefit (income) expense	$(13)	2	(27)	3
Net periodic benefit expense for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Service cost	$5	5	9	9
Interest cost	25	25	49	50
Expected return on plan assets	—	(1)	—	(1)
Recognition of prior service cost	5	5	10	10
Net periodic post-retirement benefit expense	$35	34	68	68
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2018. However, we made a voluntary contribution of $100 million to the trust for our qualified pension plan in June 2018, and made an additional voluntary contribution of $400 million during the third quarter of 2018.

(9)  Earnings Per Common Share
Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$292	17	407	180
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	292	17	407	180
Net income as adjusted for purposes of computing diluted earnings per common share	$292	17	407	180
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,078,986	549,100	1,076,273	548,359
Non-vested restricted stock	(14,275)	(7,739)	(11,610)	(7,450)
Weighted-average shares outstanding for computing basic earnings per common share	1,064,711	541,361	1,064,663	540,909
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	4,098	780	3,741	917
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,068,819	542,151	1,068,414	541,836
Basic earnings per common share	$0.27	0.03	0.38	0.33
Diluted earnings per common share	$0.27	0.03	0.38	0.33
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are anti-dilutive as a result of unrecognized compensation cost. Such shares averaged 3.1 million and 3.1 million for the three months ended June 30, 2018 and 2017, respectively, and averaged 3.7 million and 3.7 million for the six months ended June 30, 2018 and 2017, respectively.
(10)  Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		June 30, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$36,471	35,671	36,835	36,402

(11)  Segment Information
Segment Data
In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the Legacy CenturyLink enterprise segment operations and the Legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment, thereby eliminating a former non-reportable operating segment. At June 30, 2018, we had the following two reportable segments:

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

The results of our two reportable segments, business and consumer, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total reportable segment revenues	$5,717	3,907	11,479	7,944
Total reportable segment expenses	3,093	2,169	6,275	4,375
Total reportable segment adjusted EBITDA	$2,624	1,738	5,204	3,569
Total margin percentage	46%	44%	45%	45%

Business segment:
Revenues	$4,365	2,470	8,748	5,060
Expenses	2,524	1,538	5,094	3,104
Adjusted EBITDA	$1,841	932	3,654	1,956
Margin percentage	42%	38%	42%	39%
Consumer segment:
Revenues	$1,352	1,437	2,731	2,884
Expenses	569	631	1,181	1,271
Adjusted EBITDA	$783	806	1,550	1,613
Margin percentage	58%	56%	57%	56%
Product and Service Categories
We categorize our products, services and revenues among the following five categories:

•
IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and infrastructure, which include broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services, dark fiber services and other ancillary services;

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

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Business segment
IP and data services (1)	$1,748	744	3,485	1,501
Transport and infrastructure (2)	1,342	797	2,691	1,691
Voice and collaboration (3)	1,111	767	2,247	1,554
IT and managed services (4)	164	162	325	314
Total business segment revenues	4,365	2,470	8,748	5,060

Consumer segment
IP and data services (1)	85	107	179	210
Transport and infrastructure (2)	722	683	1,451	1,366
Voice and collaboration (3)	545	647	1,101	1,308
Total consumer segment revenues	1,352	1,437	2,731	2,884

Non-segment revenues
Regulatory revenues (7)	185	183	368	355
Total non-segment revenues	185	183	368	355

Total revenues	$5,902	4,090	11,847	8,299
______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband and equipment sales and professional services revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $229 million and $133 million for the three months ended June 30, 2018 and 2017, respectively, and $476 million and $263 million for the six months ended June 30, 2018 and 2017, respectively. These USF surcharges, where we record revenue, and transaction taxes are assigned to the products and services categories of each segments based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

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
The following table reconciles total reportable segment adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total reportable segment adjusted EBITDA	$2,624	1,738	5,204	3,569
Regulatory revenues	185	183	368	355
Depreciation and amortization	(1,290)	(949)	(2,573)	(1,829)
Other operating expenses	(752)	(605)	(1,482)	(1,097)
Total other expense, net	(530)	(327)	(1,044)	(651)
Income before income tax expense	237	40	473	347
Income tax (benefit) expense	(55)	23	66	167
Net income	$292	17	407	180
(12) Commitments and Contingencies and Other Items
We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.
Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for such contingencies at June 30, 2018 aggregate to approximately $138 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.
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
In November 2015, the court rejected the IXCs' claims under federal law and entered final judgments against the IXCs on the LECs' claims for unpaid access charges and for late payment charges. The cases are now on appeal before the U.S. Court of Appeals for the Fifth Circuit. Separately, some of the defendants have petitioned the FCC to address these issues on an industry-wide basis.
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

In June 2017, McLeod v. CenturyLink, a putative consumer class action, was filed against us in the U.S. District Court for the Central District of California alleging that we charged some of our retail customers for products and services they did not authorize. A number of other complaints asserting similar claims have been filed in other federal and state courts, as well. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also in June 2017, Craig. v. CenturyLink, Inc., et al., a putative securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that we failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed. Both the putative consumer class actions and the putative securities investor class actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.
Beginning June 2017, we also received several shareholder derivative demands addressing related topics. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, six derivative cases were filed. Two of these cases, Castagna v. Post and Pinsly v. Post, were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita; four others, Ault v. Post, Barbree v. Post, Flanders v. Post, and Palkon v. Boulet, were filed in Louisiana federal court in the Monroe Division of the Western District of Louisiana. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.
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
Peruvian Tax Litigation
In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $13 million at June 30, 2018.
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
Employee Severance and Contractor Termination Disputes
A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of Level 3’s Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from Level 3 or termination of service relationships. Level 3 is vigorously defending itself against the asserted claims, which aggregate to approximately $30 million at June 30, 2018.

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
We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $35 million at June 30, 2018 in excess of the accruals established for these matters.
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

Letters of Credit
It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of both June 30, 2018, we had outstanding letters of credit or other similar obligations of approximately $131 million and $104 million, respectively.
Other Proceedings, Disputes and Contingencies
From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, administrative hearings or proceedings of state public utility commissions relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions.
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
The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.
The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, See Note 16 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
(13)  Other Financial Information
Other Current Assets
The following table presents details of other current assets in our consolidated balance sheets:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$329	294
Income tax receivable	427	258
Materials, supplies and inventory	107	128
Deferred activation and installation charges	95	128
Deferred commissions	148	—
Other	154	133
Total other current assets	$1,260	941

Selected Current Liabilities
Current liabilities reflected in our consolidated balance sheets include other current liabilities as follows:

	June 30, 2018	December 31, 2017
	(Dollars in millions)
Other current liabilities:
Accrued rent	$30	34
Litigation contingencies	30	45
Other	298	265
Total other current liabilities	$358	344
Included in accounts payable at June 30, 2018 and December 31, 2017, were $48 million and $36 million, respectively, representing book overdrafts.
(14)  Accumulated Other Comprehensive Loss
Information Relating to 2018
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income before reclassifications	—	—	(160)	(160)
Amounts reclassified from accumulated other comprehensive income	65	7	—	72
Net current-period other comprehensive income	65	7	(160)	(88)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(375)	(32)	—	(407)
Balance at June 30, 2018	$(2,041)	(260)	(189)	(2,490)
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2018:

Three Months Ended June 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$46	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	49
Income tax benefit	(12)	Income tax expense
Net of tax	$37

Six Months Ended June 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$90	Other income (expense), net
Prior service cost	6	Other income (expense), net
Total before tax	96
Income tax benefit	(24)	Income tax expense
Net of tax	$72
________________________________________________________________________

(1)	See Note 8—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
Information Relating to 2017
The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2017:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)
Other comprehensive income before reclassifications	—	—	2	2
Amounts reclassified from accumulated other comprehensive income	59	6	—	65
Net current-period other comprehensive income	59	6	2	67
Balance at June 30, 2017	$(1,836)	(156)	(58)	(2,050)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2017:

Three Months Ended June 30, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$52	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	55
Income tax benefit	(23)	Income tax expense
Net of tax	$32
________________________________________________________________________

(1)	See Note 8—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

Six Months Ended June 30, 2017	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$103	Other income (expense), net
Prior service cost	6	Other income (expense), net
Total before tax	109
Income tax benefit	(44)	Income tax expense
Net of tax	$65
________________________________________________________________________

(1)	See Note 8—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
(15)  Labor Union Contracts
As of June 30, 2018, approximately 28% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. Less than 300 of our employees were subject to collective bargaining agreements that have expired as of June 30, 2018 and are currently being renegotiated. Approximately 1% of our employees are subject to collective bargaining agreements that are scheduled to expire in 2018.

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
We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our residential and business customers. Our communications services include local and long-distance voice, virtual private network ("VPN") data network, private line (including special access business data services), Ethernet, network access, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.
At June 30, 2018, we served 4.9 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.
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
During the six months ended June 30, 2018, we incurred $232 million of integration-related expenses associated with our activities related to the Level 3 acquisition. We also incurred during this period $1 million in merger-related transaction costs, including investment banker and legal fees in connection with consummating the transaction.
Our consolidated financial statements include the accounts of CenturyLink and its majority owned subsidiaries, including Level 3 beginning on November 1, 2017. Due to the significant size of the acquisition, direct comparison of our results of operations for the periods ending on or after December 31, 2017 to prior periods are less meaningful than usual.
As a result of the acquisition, Level 3's assets and liabilities have been revalued and recorded at their preliminary estimated fair value. The assignment of estimated fair value requires a significant amount of judgment. The use of fair value measures affects the comparability of our post-acquisition financial information and may make it more difficult to predict earnings in future periods. We expect to complete our final fair value determinations prior to the first anniversary of the acquisition. Our final fair value determinations may be significantly different than those preliminary values reflected in our consolidated balance sheet at June 30, 2018.
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
Our colocation business generated revenues (excluding revenue from affiliates) of approximately $210 million from January 1, 2017 to May 1, 2017.
This transaction did not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera.
After factoring in the costs to sell the data centers and colocation business, excluding the impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain under GAAP. Based on the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million as a result of the requirement to treat a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation. The combined net loss of $82 million is included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017. The sale also resulted in a significant capital loss carryforward, which was entirely offset by a valuation allowance due to our determination that we are not likely to be able to utilize this carryforward prior to its expiration.
For all of 2018, we will be required by GAAP to record similar non-cash adjustments to our net income. Upon the January 1, 2019 implementation of the new accounting standard for Leases (ASU 2016-02), which was issued by the FASB in early 2016, this particular accounting treatment will no longer be applicable to our May 1, 2017 divestiture transaction, and the above-described real estate assets and corresponding financing obligation will be derecognized from our consolidated balance sheet.
See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report for additional information on the sale.
New Organizational Structure
In connection with our above-described acquisition of Level 3, effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially unchanged under this reorganization, and our newly reorganized business segment includes the Legacy CenturyLink enterprise segment operations and the Legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment thereby eliminating a former non-reportable operating segment. At June 30, 2018, we had the following two segments:

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

Results of Operations
The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Operating revenues	$5,902	4,090	11,847	8,299
Operating expenses	5,135	3,723	10,330	7,301
Operating income	767	367	1,517	998
Interest expense and other (expense) income, net	(530)	(327)	(1,044)	(651)
Income tax (benefit) expense	(55)	23	66	167
Net income	$292	17	407	180
Basic earnings per common share	$0.27	0.03	0.38	0.33
Diluted earnings per common share	$0.27	0.03	0.38	0.33
The following table summarizes our broadband subscribers and number of employees:

	As of June 30,		Increase / (Decrease)	% Change
	2018	2017
	(in thousands)
Operational metrics:
Total consumer broadband subscribers(1)	4,906	5,226	(320)	(6)%
Total employees	47	40	7	18%
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
Operating Revenues
We categorize our products, services and revenues among the following five categories:

•
IP and data services, which include primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and infrastructure, which include broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services, dark fiber services and other ancillary services;

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

The following table summarizes our consolidated operating revenues recorded under our five revenue categories:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and data services (1)	$1,833	851	982	115%
Transport and infrastructure (2)	2,064	1,480	584	39%
Voice and collaboration (3)	1,656	1,414	242	17%
IT and managed services (4)	164	162	2	1%
Regulatory revenues (5)	185	183	2	1%
Total operating revenues	$5,902	4,090	1,812	44%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
IP and data services (1)	$3,664	1,711	1,953	114%
Transport and infrastructure (2)	4,142	3,057	1,085	35%
Voice and collaboration (3)	3,348	2,862	486	17%
IT and managed services (4)	325	314	11	4%
Regulatory revenues (5)	368	355	13	4%
Total operating revenues	$11,847	8,299	3,548	43%
_______________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video, retail video revenues (including our facilities-based video revenues) and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength, equipment sales, professional services revenues and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
Our total operating revenues increased by $1.812 billion, or 44%, and by $3.548 billion, or 43%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. The increase in our total operating revenues was largely attributable to the acquisition of Level 3, which contributed operating revenues (net of intercompany eliminations) of $2.025 billion and $4.087 billion for the three and six months ended June 30, 2018. This was partially offset by a decrease in Legacy CenturyLink transport and infrastructure and voice and collaboration revenue. The decrease in transport and infrastructure was primarily due to the sale of the colocation and data center business in May 2017 and a decrease in private line business resulting from lower volumes. The decrease in voice and collaboration was due to continued decreases in revenue from our traditional voice telecommunications services.
Operating Expenses
The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,730	1,890	840	44%
Selling, general and administrative	1,115	884	231	26%
Depreciation and amortization	1,290	949	341	36%
Total operating expenses	$5,135	3,723	1,412	38%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$5,533	3,778	1,755	46%
Selling, general and administrative	2,224	1,694	530	31%
Depreciation and amortization	2,573	1,829	744	41%
Total operating expenses	$10,330	7,301	3,029	41%
Cost of Services and Products (exclusive of depreciation and amortization)
Cost of services and products (exclusive of depreciation and amortization) increased by $840 million, or 44%, and by $1.755 billion, or 46%, for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. The increase in costs of services and products (exclusive of depreciation and amortization) was attributable to the inclusion of $980 million and $1.978 billion in Legacy Level 3 costs (net of intercompany eliminations) in our consolidated costs of services and products (exclusive of depreciation and amortization) and an increase in facilities costs for the three and six months ended June 30, 2018. These were partially offset by a decrease in costs of services and products (exclusive of depreciation and amortization) for Legacy CenturyLink of $140 million, or 7%, and $223 million, or 6%, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. This was primarily due to reductions in salaries and wages and employee related expenses from lower headcount, reduced overtime and lower real estate and power expenses from the 2017 sale of our data centers and colocation business.

Selling, General and Administrative
Selling, general and administrative expenses increased by $231 million, or 26%, and by $530 million, or 31%, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. The increase in selling, general and administrative expenses was attributable to the inclusion of $388 million and $732 million for the three and six months ended June 30, 2018, respectively, in Legacy Level 3 costs in our consolidated selling, general and administrative expenses. This was partially offset by a decrease in Legacy CenturyLink's selling, general and administrative expenses of $157 million, or 18%, and $202 million, or 12%, for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. This was primarily due to reductions in contract labor, marketing expenses and external commissions as well as third-party hosting cost reductions resulting from the sale of our data centers and colocation business.
Depreciation and Amortization
The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$843	673	170	25%
Amortization	447	276	171	62%
Total depreciation and amortization	$1,290	949	341	36%

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$1,683	1,278	405	32%
Amortization	890	551	339	62%
Total depreciation and amortization	$2,573	1,829	744	41%
Depreciation expense increased by $170 million, or 25%, and by $405 million, or 32%, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and the sale of our data centers and colocation business. The depreciation expense related to our plant for the six months ended June 30, 2018 was higher than the depreciation expense for the six months ended June 30, 2017 due to the inclusion of the Legacy Level 3 depreciation expense of $231 million and $468 million for the three and six months ended June 30, 2018, respectively, which was partially offset by lower legacy CenturyLink depreciation expense.
Amortization expense increased by $171 million, or 62%, and by $339 million, or 62%, for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017, respectively. The increase in amortization expense was primarily due to the inclusion of the Legacy Level 3 amortization expense of $202 million and $396 million for the three and six months ended June 30, 2018, which was partially offset by lower Legacy CenturyLink amortization expense due to an accelerated method of amortization for certain intangible assets.
Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results
The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(546)	(320)	226	71%
Other income (expense), net	16	(7)	23	nm
Total other expense, net	$(530)	(327)	203	62%
Income tax (benefit) expense	$(55)	23	(78)	nm

	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(1,081)	(638)	443	69%
Other income (expense), net	37	(13)	50	nm
Total other expense, net	$(1,044)	(651)	393	60%
Income tax expense	$66	167	(101)	(60)%
____________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense
Interest expense increased by $226 million, or 71%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Interest expense increased by $443 million, or 69%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in interest expense for both periods was primarily due to our issuance and assumption of debt in conjunction with the acquisition of Level 3.
Other Income (Expense), Net
Other income (expense), net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income (expense), net changed by $23 million and by $50 million, for the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017 due to a decreased pension and post retirement charge and favorable foreign exchange rates during the first six months of 2018 compared to the first six months of 2017. In addition, the three and six months ended June 30, 2018 included other income attributable to Level 3.
Income Tax Expense
For the three months ended June 30, 2018 and 2017, our effective income tax rate was (23.2)% and 57.5%, respectively. For the six months ended June 30, 2018 and 2017, our effective income tax rate was 14.0% and 48.1%, respectively. The effective tax rate for the six months ended June 30, 2018 was significantly impacted by the tax reform impact of filing tax accounting method changes relating to our 2017 Federal income tax return that significantly accelerated tax deductions into 2017, allowing a carryback claim to 2016 resulting in a tax benefit, net of uncertain positions, of $142 million, offset by purchase price accounting adjustments resulting from the Level 3 acquisition and the tax reform impact on those adjustments of $76 million. The rate was further impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017. See Recent Tax Changes in "Liquidity and Capital Resources—Other Matters". The effective tax rate for the six months ended June 30, 2017 includes the tax impact of certain employee stock-based compensation transactions, the tax impact of the sale and related corporate actions we have taken regarding certain subsidiaries involved in the data centers and colocation business.

Segment Results
General
For financial reporting purposes, we have determined that as of June 30, 2018 we had two reportable segments, business and consumer.
The results of our reportable segments, business and consumer, are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in millions)
Business segment:
Revenues	$4,365	2,470	8,748	5,060
Expenses	2,524	1,538	5,094	3,104
Adjusted EBITDA	$1,841	932	3,654	1,956
Margin percentage	42%	38%	42%	39%
Consumer segment:
Revenues	$1,352	1,437	2,731	2,884
Expenses	569	631	1,181	1,271
Adjusted EBITDA	$783	806	1,550	1,613
Margin percentage	58%	56%	57%	56%
For additional information on our reportable segments, see Note 11—Segment Information.
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

Business Segment
The operations of our business segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:
Revenues. Our mix of total business segment revenues continues to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our small, medium and enterprise business, wholesale and government customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. Sustained expansion in competitive cloud computing offerings by technology companies and other competitors has led to other increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. Our traditional wireline products and services revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by various factors. For example, many of our business segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Demand for our private line services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technological migration to higher-speed services. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenues and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts.
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

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended June 30,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$1,748	744	1,004	135%
Transport and infrastructure (2)	1,342	797	545	68%
Voice and collaboration (3)	1,111	767	344	45%
IT and managed services (4)	164	162	2	1%
Total segment revenues	4,365	2,470	1,895	77%

Segment expenses:
Total expenses	2,524	1,538	986	64%
Segment adjusted EBITDA	$1,841	932	909	98%
Segment margin percentage	42%	38%
________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.

	Business Segment
	Six Months Ended June 30,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$3,485	1,501	1,984	132%
Transport and infrastructure (2)	2,691	1,691	1,000	59%
Voice and collaboration (3)	2,247	1,554	693	45%
IT and managed services (4)	325	314	11	4%
Total segment revenues	8,748	5,060	3,688	73%

Segment expenses:
Total expenses	5,094	3,104	1,990	64%
Segment adjusted EBITDA	$3,654	1,956	1,698	87%
Segment margin percentage	42%	39%
_________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.

Segment Revenues
Business segment revenues increased by $1.895 billion, or 77%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased by $3.688 billion, or 73% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in our total operating revenues was largely attributable to the acquisition of Level 3, which contributed operating revenues (net of intercompany eliminations) of $2.025 billion and $4.087 billion for the three and six months ended June 30, 2018. This was partially offset by a decrease in Legacy CenturyLink transport and infrastructure and voice and collaboration revenue. The transport and infrastructure decrease was primarily due to the sale of the collocation and data center business in May 2017 while the decrease in voice and collaboration was due to continued decreases in revenue from our traditional voice telecommunications services.
Segment Expenses
Business segment expenses increased by $986 million, or 64%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased by $1.990 billion, or 64%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in our business segment expenses was primarily due to the inclusion of Level 3 expenses for the first six months of 2018.
Segment Adjusted EBITDA
Business segment adjusted EBITDA increased by $909 million, or 98%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased by $1.698 billion, or 87%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in our business segment adjusted EBITDA was due predominantly to items mentioned above.
Consumer Segment
The operations of our consumer segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:
Revenues. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and connection speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed or declined. Moreover, as described further in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings in certain of our markets. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect our video revenues to continue to decline, particularly due to our decision to discontinue active marketing of our facilities-based video services in light of competitive pressures and escalating content costs. The demand for new technology has increased the number of competitors offering services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our newer, more technologically advanced products and services. We expect that these factors and trends will continue to negatively impact our consumer business. Customer migration and price compression from competitive pressures have not only negatively impacted our traditional wireline services revenues, but they have also negatively impacted the operating margins of these services and we expect this trend to continue.

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
The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$85	107	(22)	(21)%
Transport and infrastructure (2)	722	683	39	6%
Voice and collaboration (3)	545	647	(102)	(16)%
Total segment revenues	1,352	1,437	(85)	(6)%

Segment expenses:
Total expenses	569	631	(62)	(10)%
Segment adjusted EBITDA	$783	806	(23)	(3)%
Segment margin percentage	58%	56%
___________________________________________________________________

(1)	Includes retail video revenues (including our facilities-based video revenues).
(2)	Includes primarily broadband and equipment sales and professional services revenues.
(3)	Includes local, long-distance and other ancillary revenues.

	Consumer Segment
	Six Months Ended June 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$179	210	(31)	(15)%
Transport and infrastructure (2)	1,451	1,366	85	6%
Voice and collaboration (3)	1,101	1,308	(207)	(16)%
Total segment revenues	2,731	2,884	(153)	(5)%

Segment expenses:
Total expenses	1,181	1,271	(90)	(7)%
Segment adjusted EBITDA	$1,550	1,613	(63)	(4)%
Segment margin percentage	57%	56%
__________________________________________________________________

(1)	Includes retail video revenues (including our facilities-based video revenues).
(2)	Includes primarily broadband and equipment sales and professional services revenues.
(3)	Includes local, long-distance and other ancillary revenues.
Segment Revenues
Consumer segment revenues decreased by $85 million, or 6%, and by $153 million, or 5%, for the three and six months ended June 30, 2018, as compared to the three and six months ended June 30, 2017. The decrease in our consumer segment revenues was primarily due to a decrease in our Voice revenue due to the continued decline in usage of our traditional voice telecommunications services.
Segment Expenses
Consumer segment expenses decreased by $62 million, or 10%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased by $90 million, or 7% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in our consumer segment expenses was primarily due to a reduction in headcount, decreases in marketing expenses and lower network expense in response to a smaller customer base.
Segment Adjusted EBITDA
Consumer segment adjusted EBITDA decreased by $23 million, or 3%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and decreased by $63 million, or 4% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease in our consumer segment adjusted EBITDA was due predominantly to items mentioned above.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our parent company liquidity requirements. Several of our significant operating subsidiaries have borrowed funds either on a standalone basis or as part of a separate restricted group with certain of their respective subsidiaries or affiliates. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax and legal considerations and other factors.
Our acquisition of Level 3 on November 1, 2017, resulted in significant changes in our consolidated financial position, our debt structure and our future cash requirements.
Our executive officers and our Board of Directors periodically review our sources and potential uses of cash, particularly in connection with our budgeting processes. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions and other benefits payments. We currently expect our cash income tax payments will be lower in 2018 due to lower income tax rates and the utilization of the NOLs acquired in the Level 3 acquisition.
Based on our current capital allocation objectives, during the remainder of 2018, we project expending approximately 16% of revenue for cash for capital investment in property, plant and equipment and approximately $577 million of cash for dividends per quarter on our common stock (based on the assumptions described below under "Dividends"). At June 30, 2018, we have debt maturities of $174 million, scheduled debt principal payments of $164 million and capital lease and other fixed payments of $99 million, each due during the next twelve months. Each of the expenditures is described further below.
At June 30, 2018, we held cash and cash equivalents of $700 million, and we had $2.168 billion of borrowing capacity available under our revolving credit facility. We had approximately $126 million of cash and cash equivalents outside the United States at June 30, 2018. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes.
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
Capital Expenditures
We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2018 will be approximately 16% of our consolidated revenue, inclusive of CAF Phase 2 related capital expenditures and integration capital.
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

Following the closing of our acquisition of Level 3 in late 2017, the rating agencies took action on the ratings of the debt in the table below. Generally, the agencies downgraded ratings of the CenturyLink, Inc. debt from previous levels as they indicated they intended to at the time of the announcement of the transaction. Additionally, Standard and Poor's and Moody's Investors Service, Inc. placed such ratings on negative outlook while Fitch Ratings placed them on stable outlook. As for the Level 3 debt, Moody's Investors Service, Inc. upgraded the unsecured debt and affirmed the rating of the secured debt, with all ratings placed on negative outlook. Standard and Poor's affirmed all previous Level 3 ratings with negative outlook, and Fitch Ratings affirmed all previous Level 3 ratings with stable outlook.
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
Cash Income Taxes
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
As a result of the completion of the Level 3 acquisition, we expect to significantly reduce our federal cash taxes for the next several years. Additionally, we requested a $314 million refund of federal income taxes related to 2017 that was received in the second quarter of 2018. Further, we accelerated a significant amount of tax deductions into 2017. The accelerated tax deductions resulted in a 2017 net operating loss for tax purposes, a portion of which was carried back to 2016 to generate a cash refund of $392 million which was received in the third quarter of 2018. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the implementation of the recent federal tax reform.

Dividends
We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2018 at this rate of $0.54 per share, our average total dividend paid each quarter would be approximately $577 million based on the number of our outstanding shares at June 30, 2018.
Revolving Facilities and Other Debt Instruments
To substantially fund our recent acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") providing for $9.945 billion in senior secured credit facilities, consisting of a new $2.0 billion revolving credit facility (which replaced our 2012 credit facility upon consummation of the Level 3 acquisition) and $7.945 billion of term loan facilities, of which approximately $6.0 billion were funded into escrow on such date, and $1.945 billion of which were funded upon the closing of the acquisition on November 1, 2017. On November 1, 2017, CenturyLink, Inc. also, among other things, (i) assumed all rights and obligations under the 2017 CenturyLink Credit Agreement, (ii) borrowed $400 million under the new $2.0 billion revolving credit facility and (iii) received $6.0 billion of Term Loan B loan proceeds from escrow. On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to increase the borrowing capacity of the new revolving credit facility from $2.0 billion to $2.168 billion, and to increase the borrowing capacity under one of the term loan tranches by $132 million. In July 2018, we received the final regulatory approval necessary to fully implement the guarantees contemplated under the 2017 CenturyLink Credit Agreement. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) our current report on Form 8-K filed with the SEC on June 20, 2017, including a copy of the 2017 CenturyLink Credit Agreement filed therewith, and (iii) our current report on Form 8-K filed with the SEC on November 1, 2017.
On November 1, 2017, we also amended our uncommitted revolving letter of credit facility to secure the facility and to permit us to draw up to $225 million of letters of credit thereunder. At June 30, 2018, we had $131 million of letters of credit outstanding under this facility.
For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.
Pension and Post-retirement Benefit Obligations
We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.062 billion and $3.352 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates-Pensions and Post-Retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.
Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2018. The amount of required contributions to our qualified pension plan in 2019 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We made a voluntary contribution of $100 million to the trust for our qualified pension plan during the second quarter of 2018 and a $400 million voluntary contribution during the third quarter of 2018.

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
For 2018, our estimated annual long-term rates of return, net of administrative costs, are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.
Future Contractual Obligations
For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2017.
Connect America Fund
As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 33 states over the next several years. In order to meet these specified infrastructure buildout requirements, we anticipate making substantial capital expenditures. See "Capital Expenditures" above.
For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2017 and see "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

Historical Information
The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Increase / (Decrease)
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$3,249	1,742	1,507
Net cash used in investing activities	(1,512)	(94)	1,418
Net cash (used in) provided by financing activities	(1,590)	4,485	6,075
Operating Activities
Net cash provided by operating activities increased by $1.507 billion for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 primarily due to the increase in net income adjusted for non-cash items and the positive impact from changes in other noncurrent assets and other noncurrent liabilities, net, partially offset by the decrease in accrued income and other taxes and retirement benefits. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.
Investing Activities
Net cash used in our investing activities increased by $1.418 billion for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 substantially due to the cash proceeds received from the sale of our data centers and colocation business which occurred in the six months ended June 30, 2017.
Financing Activities
Net cash used in our financing activities decreased by $6.075 billion for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 substantially due to net proceeds received from issuance of long-term debt which occurred in the six months ended June 30, 2017 and an increase in dividends paid. For more information, see Note 6—Long-Term Debt and Credit Facilities.
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
See Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.
Other Matters
We are subject to various legal proceedings and other contingent liabilities that individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. See Note 12—Commitments, Contingencies and Other Items for additional information.

Recent Tax Changes
We have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act"), which was signed into law in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the FASB, and other standard-setting and regulatory bodies. Guidance issued by these bodies to date does not allow us to definitively calculate the taxes created by the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.
Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters, and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the re-measurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our future statements of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.
The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to the tax treatment of capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income (“GILTI”) and the Base-Erosion Anti-Abuse Tax (“BEAT”). As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017. During the first six months of 2018, we reduced this $1.1 billion tax benefit of tax reform by $76 million due to changes in certain purchase accounting adjustments related to the Level 3 acquisition, which was reflected in income tax expense. Additionally, this provisional benefit was further reduced by $208 million by the net deferred tax impact of certain tax accounting method changes filed with our 2017 Federal income tax return that significantly accelerated certain tax deductions into 2017.
During the second quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us during the remainder of 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, other than as noted above, we have not made any additional adjustments related to the Act in our consolidated financial statements.
As noted above, we accelerated a significant amount of tax deductions into 2017. The accelerated tax deductions resulted in a 2017 net operating loss for tax purposes, a portion of which was carried back to 2016 to generate a cash refund of $392 million. Additionally, we received a $314 million refund in the second quarter of 2018 related to 2017 federal income taxes. Because of our net operating loss carryforwards, we do not expect to experience a further material near term reduction in the amount of cash income taxes paid by us from the Act. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.
Market Risk
As of June 30, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.
Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of June 30, 2018, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2018, we did not hold or issue derivative financial instruments for trading or speculative purposes.
As discussed in Note 6—Long-Term Debt and Credit Facilities, on June 19, 2017, and on November 1, 2017, we borrowed substantial sums under a credit agreement dated June 19, 2017 with various lending institutions to provide a substantial amount of the funding for the Level 3 acquisition. As further noted in Note 6—Long-Term Debt and Credit Facilities, loans under the term loan facilities and new revolving credit facility under the June 19, 2017 credit agreement bear interest at floating rates.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real, the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar, in each case as of June 30, 2018. Approximately 5% of our consolidated revenues are denominated in these currencies, and our consolidated results of operations could be adversely impacted by volatility in exchange rates. Argentina is expected to be hyperinflationary in 2018. However, the Company already accounts for Argentina in U.S. Dollars, its functional currency.
Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2018.
Off-Balance Sheet Arrangements
As of June 30, 2018, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
See "Liquidity and Capital resources—Market Risk" in Item 2 of Part I above.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Chief Financial Officer, Sunit S. Patel, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.
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
Changes in Internal Control Over Financial Reporting
Beginning January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to revenue recognition on our consolidated financial statements.

CenturyLink completed the acquisition of Level 3, Inc. on November 1, 2017. The Company is currently integrating policies, processes, people, technology, and operations of the combined company. Management will continue to evaluate the Company's internal controls over financial reporting as it continues the integration of Level 3. Other than the internal controls related to the adoption of ASC 606 referenced above, there were no changes in the Company's internal control over financial reporting that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 12—Commitments and Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2018 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2018	211,749	$16.81
May 2018	254,893	18.61
June 2018	171,594	18.23
Total	638,236

ITEM 6. EXHIBITS
Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
10.1
CenturyLink, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to CenturyLink, Inc.'s Registration Statement on Form S-8 (Registration No. 333-225154) filed with the SEC on May 23, 2018).

	a.*	Form of Restricted Stock Agreement for outside directors (for use in 2018 and later years).
	b.*	Form of Restricted Stock Unit Agreement for Annual Grants of Time-Based Awards to CEO Jeff K. Storey (for use in 2018 and later years).
	c.*	Form of Restricted Stock Unit Agreement for Annual Grants of Performance-Based Awards to CEO Jeff K. Storey (for use in 2018 and later years).
	d.*	Restricted Stock Agreement for Time-Based Portion of 2018 Promotion Grant to Jeff K. Storey, entered into on May 24, 2018.
	e.*	Restricted Stock Agreement for Performance-Based Portion of 2018 Promotion Grant to Jeff K. Storey, entered into on May 24, 2018.
	f.*	Restricted Stock Agreement for 2018 Performance-Based Retention Grant to Sunit S. Patel, entered into on June 1, 2018.
10.2
Amended and Restated Offer Letter between CenturyLink, Inc. and CEO Jeff K. Storey, effective May 23, 2018 (incorporated by reference to Exhibit 10.1 of CenturyLink, Inc.'s current report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on May 25, 2018).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2018.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)