Form 10-Q
period 2018-09-30
CENTURYLINK, INC
filed 2018-11-09
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
On November 2, 2018, there were 1,080,659,270 shares of common stock outstanding.

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

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to effectively manage our network buildout project and our other expansion opportunities;

•	our ability to collect our receivables from financially troubled customers;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies or practices, including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, or in general market, labor, economic or geo-political conditions; and

•	other risks identified in our "Risk Factors" disclosures included in our annual report on Form 10-K for the year ended December 31, 2017.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$5,818	4,034	17,665	12,333
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,672	1,927	8,205	5,705
Selling, general and administrative	967	710	3,191	2,404
Depreciation and amortization	1,285	910	3,858	2,739
Total operating expenses	4,924	3,547	15,254	10,848
OPERATING INCOME	894	487	2,411	1,485
OTHER (EXPENSE) INCOME
Interest expense	(557)	(362)	(1,638)	(1,000)
Net loss on early retirement of debt	(33)	—	(34)	(5)
Other income, net	25	14	63	6
Total other expense, net	(565)	(348)	(1,609)	(999)
INCOME BEFORE INCOME TAX EXPENSE	329	139	802	486
Income tax expense	57	47	123	214
NET INCOME	$272	92	679	272
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.25	0.17	0.64	0.50
DILUTED	$0.25	0.17	0.63	0.50
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,066,904	541,521	1,065,410	541,113
DILUTED	1,072,351	541,963	1,069,726	541,879
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
NET INCOME	$272	92	679	272
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(11), $(15), $(33) and $(57) tax	34	36	102	97
Change in net prior service costs, net of $—, $(1), $(2) and $(3) tax	3	2	7	6
Foreign currency translation adjustment and other, net of $(1), $—, $29 and $— tax	(1)	18	(161)	20
Other comprehensive income (loss)	36	56	(52)	123
COMPREHENSIVE INCOME	$308	148	627	395
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$390	551
Restricted cash and securities	3	5
Accounts receivable, less allowance of $153 and $164	2,465	2,557
Assets held for sale	19	140
Other	1,237	941
Total current assets	4,114	4,194
Property, plant and equipment, net of accumulated depreciation of $26,493 and $24,352	26,168	26,852
GOODWILL AND OTHER ASSETS
Goodwill	30,770	30,475
Restricted cash and securities	27	31
Customer relationships, net	9,309	10,876
Other intangibles, net	1,857	1,897
Other, net	1,126	1,286
Total goodwill and other assets	43,089	44,565
TOTAL ASSETS	$73,371	75,611
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$778	443
Accounts payable	1,387	1,555
Accrued expenses and other liabilities
Salaries and benefits	993	890
Income and other taxes	409	370
Interest	362	363
Other	374	344
Current portion of deferred revenue	983	892
Total current liabilities	5,286	4,857
LONG-TERM DEBT	35,749	37,283
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,502	2,413
Benefit plan obligations, net	4,392	5,178
Other	2,639	2,389
Total deferred credits and other liabilities	9,533	9,980
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 1,080,573 and 1,069,169 shares	1,081	1,069
Additional paid-in capital	23,399	23,314
Accumulated other comprehensive loss	(2,454)	(1,995)
Retained earnings	777	1,103
Total stockholders' equity	22,803	23,491
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$73,371	75,611
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$679	272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,858	2,739
Deferred income taxes	486	(243)
Loss on the sale of data centers and colocation business	—	82
Impairment of assets	46	11
Provision for uncollectible accounts	119	127
Net loss on early retirement of debt	30	5
Share-based compensation	144	64
Changes in current assets and liabilities:
Accounts receivable	(8)	2
Accounts payable	(151)	(93)
Accrued income and other taxes	217	103
Other current assets and liabilities, net	(42)	(221)
Retirement benefits	(639)	(181)
Changes in other noncurrent assets and liabilities, net	324	(54)
Other, net	(27)	87
Net cash provided by operating activities	5,036	2,700
INVESTING ACTIVITIES
Capital expenditures	(2,260)	(2,363)
Proceeds from the sale of data centers and colocation business, less cash sold	—	1,467
Proceeds from sale of property, plant and equipment and other assets	125	51
Other investing, net	(61)	(5)
Net cash used in investing activities	(2,196)	(850)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	130	6,608
Proceeds from financing obligation	—	356
Payments of long-term debt	(1,539)	(1,612)
Net borrowings (payments) on revolving line of credit	185	(370)
Dividends paid	(1,735)	(881)
Other financing, net	(48)	(11)
Net cash (used in) provided by financing activities	(3,007)	4,090
Net (decrease) increase in cash, cash equivalents, restricted cash and securities	(167)	5,940
Cash, cash equivalents, restricted cash and securities at beginning of period	587	224
Cash, cash equivalents, restricted cash and securities at end of period	$420	6,164
Supplemental cash flow information:
Income taxes refunded (paid), net	$674	(378)
Interest paid (net of capitalized interest of $42 and $61)	$(1,571)	(917)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,079	550	1,069	547
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2	—	12	3
Balance at end of period	1,081	550	1,081	550
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	23,360	14,637	23,314	14,970
Change in common stock through dividend reinvestment, incentive and benefit plans	7	2	(2)	5
Shares withheld to satisfy tax withholdings	(15)	(1)	(50)	(16)
Share-based compensation and other, net	48	21	142	59
Dividends declared	—	(289)	—	(648)
Acquisition of additional minority interest in a subsidiary	(1)	—	(5)	—
Balance at end of period	23,399	14,370	23,399	14,370
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,490)	(2,050)	(1,995)	(2,117)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	(407)	—
Other comprehensive income	36	56	(52)	123
Balance at end of period	(2,454)	(1,994)	(2,454)	(1,994)
RETAINED EARNINGS
Balance at beginning of period	1,040	(51)	1,103	(1)
Net income	272	92	679	272
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	407	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $(17), $—, $(117) and $— tax	49	—	346	—
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	—	—	3
Dividends declared	(584)	(7)	(1,758)	(240)
Balance at end of period	777	34	777	34
TOTAL STOCKHOLDERS' EQUITY	$22,803	12,960	22,803	12,960
DIVIDENDS DECLARED PER COMMON SHARE	$0.54	0.54	1.62	1.62

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

On November 1, 2017, we acquired Level 3 in a cash and stock transaction. See Note 2—Acquisition of Level 3 for additional information. On May 1, 2017, we sold our data centers and colocation business to a consortium of private equity purchasers for a combination of cash and equity. See Note 3—Sale of Data Centers and Colocation Business for additional information.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2017, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. These subsidiaries include Level 3 on and after November 1, 2017. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. In connection with our acquisition of Level 3, we acquired its deconsolidated Venezuela subsidiary, and due to exchange restrictions and other conditions, we have assigned no value to this subsidiary's assets. Additionally, we have excluded this subsidiary from our consolidated financial statements.

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

Income Taxes

As of September 30, 2018, we have not completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Act") which was signed into law in late December 2017. In order to complete our accounting for the impact of the Act, we continue to obtain, analyze and interpret additional guidance as such guidance becomes available from the U.S. Treasury Department, the Internal Revenue Service (“IRS”), state taxing jurisdictions, the Financial Accounting Standards Board ("FASB"), and other standard-setting and regulatory bodies. Guidance issued by these bodies to date does not allow us to definitively calculate the tax effects of the Act. New guidance or interpretations may materially impact our provision for income taxes in future periods.

Additional information that is needed to complete the analysis but is currently unavailable includes, but is not limited to, the amount of earnings of foreign subsidiaries, the final determination of certain net deferred tax assets subject to remeasurement due to purchase accounting adjustments and other matters, and the tax treatment of such provisions of the Act by various state tax authorities. We have provisionally recognized the tax impacts related to the remeasurement of deferred tax assets and liabilities. The ultimate impact may differ from our current provisional estimate due to additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Act. The change from our current provisional estimates will be reflected in our fourth quarter statement of operations and could be material. We expect to complete the accounting in the fourth quarter of 2018.

The Act reduced the U.S. corporate income tax rate from a maximum of 35% to 21% for all C corporations, effective January 1, 2018, introduced further limitations on the deductibility of interest expense, made certain changes to the tax treatment of capital expenditures and various other items, and imposed a one-time repatriation tax on certain earnings of certain foreign subsidiaries. In addition, the Act introduces additional base-broadening measures, including Global Intangible Low-Taxed Income and the Base-Erosion Anti-Abuse Tax. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21%, we provisionally re-measured our net deferred tax liabilities at December 31, 2017 and recognized a tax benefit of approximately $1.1 billion in our consolidated statement of operations for the year ended December 31, 2017. During the first nine months of 2018, we reduced this $1.1 billion tax benefit by $83 million due to changes in certain purchase accounting adjustments related to the Level 3 acquisition, which was reflected in income tax expense over such nine-month period. Additionally, this provisional benefit was further reduced by $208 million by the net deferred tax impact of certain tax accounting method changes filed with our 2017 Federal income tax return that significantly accelerated certain tax deductions into 2017.

During the third quarter of 2018, we continued to evaluate and analyze the tax impacts of the Act. While we have not finalized our analysis, we do not expect the provisions of the Act, exclusive of the rate reduction, to materially impact us during the remainder of 2018. However, we cannot provide any assurance that, upon completion of our analysis, the impact will not be material or that there will not be material tax impacts in future years. Accordingly, other than as noted above, we have not made any additional adjustments related to the Act in our consolidated financial statements.

As noted above, we accelerated a significant amount of tax deductions into 2017. The accelerated tax deductions resulted in a 2017 net operating loss for tax purposes, a portion of which was carried back to 2016 to generate a cash refund of $392 million, which was received in the third quarter of 2018. Additionally, we received a $314 million refund in the second quarter of 2018 related to 2017 federal income taxes. Based on current circumstances, we do not expect to experience a material near term reduction in the amount of cash income taxes paid by us from the Act due to utilization of net operating loss carryforwards. However, we anticipate that the provisions of the Act may reduce our cash income taxes in future years.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 which replaces virtually all existing generally accepted accounting principles on revenue recognition and replaces them with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard under the modified retrospective transition method. During the three and nine months ended September 30, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $49 million, net of $17 million of income taxes, and $346 million, net of $117 million of income taxes, respectively. The catch-up adjustment recorded during the three months ended September 30, 2018 resulted from the identification of additional fulfillment costs that should have been considered in our adoption and from correcting certain issues in the accounting system we utilize in calculating revenue under the new revenue recognition standard.

Under ASU 2014-09, we are now deferring incremental contract acquisition and fulfillment costs and are recognizing (or amortizing) such costs over either the initial contract (plus anticipated renewal contracts to which the costs relate) or the average customer life. Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and 12 to 60 months for business customers and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. A portion of these costs are amortized on a portfolio basis using an average expected contract term of 30 months. The amounts of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets.

See Note 5—Revenue Recognition for additional information.

Comprehensive Income

ASU 2018-02 provides an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive income. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $407 million increase to retained earnings and in accumulated other comprehensive loss. See Note 14—Accumulated Other Comprehensive Loss for additional information.

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

Recently Issued Accounting Pronouncements

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" (“ASU 2018-14“). ASU 2018-14 eliminates requirements for certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures under defined benefit pension plans and other postretirement plans. We are required to adopt this guidance beginning January 1, 2021. Early adoption is permitted. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. We are currently evaluating the potential impact of the adoption of this standard on our disclosures.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under current rules, we are required to compute the implied fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.

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

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 effective January 1, 2020, but could elect to early adopt the provisions as of January 1, 2019. We expect to recognize the impacts of adopting ASU 2016-13 through a cumulative adjustment to retained earnings as of the date of adoption. As of the date of this report, we have not yet determined the date we will adopt ASU 2016-13.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The core principle of ASU 2016-02 will require lessees to present right-of-use assets and lease liabilities on their balance sheets for operating leases, which under GAAP are currently not required to be reflected on their balance sheets.

ASU 2016-02 is effective for annual and interim periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we are required to recognize and measure leases at the beginning of the earliest period presented in our consolidated financial statements using a modified retrospective approach. The modified retrospective transition approach includes a number of optional practical expedients that we may elect to apply.

In January 2018, the FASB issued ASU 2018-01, “Leases: Land Easement Practical Expedient for Transition to ASU 2016-02" ("ASU 2018-01"). ASU 2018-01 permits reporting companies to elect to forego reassessments of land easements that exist or expire before the entity’s adoption of ASU 2016-02 and that were not previously accounted for as leases. We plan to adopt ASU 2018-01 at the same time we adopt ASU 2016-02.

In July 2018, the FASB issued ASU 2018-11, "Leases: Targeted Improvements" ("ASU 2018-11"). ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have not yet determined whether we will use ASU 2018-11's newly permitted adoption method.

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

(2)    Acquisition of Level 3

On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. Level 3's results of operations have been included in our consolidated results of operations since November 1, 2017.

As of September 30, 2018, our preliminary estimated amount of aggregate consideration was $19.6 billion.

We have recognized the assets and liabilities of Level 3 based on our preliminary estimates of the fair value of the acquired tangible and intangible assets and assumed liabilities of Level 3 as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The final determination of the allocation of the aggregate consideration we paid in the combination is based on the fair value of such assets and liabilities as of the acquisition date with any excess aggregate consideration to be recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets require significant judgment. We are reviewing our valuation analysis along with the related allocation to goodwill. We expect to complete our final fair value determinations during the fourth quarter of 2018. We are also reviewing our calculations of the estimates of the fair value of Level 3’s deferred tax assets acquired and liabilities assumed and performing related final controls. Our final fair value determinations may be different than those reflected in our consolidated financial statements at September 30, 2018, however we do not expect that any subsequent modifications to the preliminary purchase price allocation will be material.

The U.S. Department of Justice approved the acquisition subject to conditions of a consent decree on October 2, 2017, which required us to divest (i) certain Level 3 metro network assets in three markets and (ii) 24 strands of dark fiber connecting 30 specified city-pairs across the United States in the form of an indefeasible right of use agreement. During the second quarter of 2018, we sold network assets in Boise, Idaho and Albuquerque, New Mexico that we were required to divest as a condition of the merger. The proceeds from these sales were included in the proceeds from sale of property, plant and equipment in our consolidated statements of cash flows. No gain or loss was recognized with these transactions. All of the metro network assets were classified as assets held for sale on our consolidated balance sheet as of December 31, 2017. The Tucson, Arizona assets continued to be classified as assets held for sale on our consolidated balance sheet as of September 30, 2018. In October 2018, we sold the Tucson, Arizona assets for their net book value.

Based solely on our preliminary estimates through September 30, 2018, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.2 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

As of September 30, 2018, the following is our updated assignment of the preliminary estimated aggregate consideration:

	Adjusted November 1, 2017 Balance as of December 31, 2017	Purchase Price Adjustments (3)	Adjusted November 1, 2017 Balance as of September 30, 2018
	(Dollars in millions)
Cash, accounts receivable and other current assets (1)	$3,317	(25)	3,292
Property, plant and equipment	9,311	86	9,397
Identifiable intangible assets (2)
Customer relationships	8,964	(476)	8,488
Other	391	(13)	378
Other noncurrent assets	782	203	985
Current liabilities, excluding current maturities of long-term debt	(1,461)	(31)	(1,492)
Current maturities of long-term debt	(7)	—	(7)
Long-term debt	(10,888)	—	(10,888)
Deferred revenue and other liabilities	(1,629)	(102)	(1,731)
Goodwill	10,837	353	11,190
Total estimated aggregate consideration	$19,617	(5)	19,612
____________________________________________________________________________________________________________

(1)	Includes accounts receivable, which had a gross contractual value of $884 million on November 1, 2017 and September 30, 2018.

(2)	The preliminary estimate of the weighted-average amortization period for the acquired intangible assets is approximately 12.0 years.

(3)	All purchase price adjustments occurred during the nine months ended September 30, 2018.

On the acquisition date, we assumed Level 3’s contingencies. For more information on our contingencies, see Note 12—Commitments and Contingencies and Other Items.

Acquisition-Related Expenses

We have incurred acquisition-related expenses related to our acquisition of Level 3. The table below summarizes our acquisition-related expenses, which consist of integration-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Transaction-related expenses	$1	6	2	23
Integration-related expenses	43	28	275	40
Total acquisition-related expenses	$44	34	277	63

Through September 30, 2018, we had incurred cumulative acquisition-related expenses of $600 million for Level 3. The total amounts of these expenses have been included in our selling, general and administrative expenses beginning in the fourth quarter of 2016.

Level 3 incurred transaction-related expenses of $47 million on the date of acquisition. This amount is not included in our results of operations.

References to Acquired Businesses

In the discussion that follows, we refer to the incremental business activities that we now operate as a result of the Level 3 acquisition as “Legacy Level 3”. References to “Legacy CenturyLink”, when used to compare our consolidated results for the three and nine months ended September 30, 2018 and 2017, mean the business we operated prior to the Level 3 acquisition.

Combined Pro Forma Operating Results (Unaudited)

For the three and nine months ended September 30, 2018, our results of operations included operating revenues (net of intercompany eliminations) attributable to Level 3 of $1.984 billion and $6.071 billion, respectively.

The following unaudited pro forma financial information presents the combined results of CenturyLink as if the Level 3 acquisition had been consummated as of January 1, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(Dollars in millions, except per share amounts)
Operating revenues	$6,031	18,316
Net income	194	459
Basic earnings per common share	0.18	0.43
Diluted earnings per common share	0.18	0.43
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

The pro forma information is presented for illustrative purposes only and does not necessarily reflect the actual results of operations had the Level 3 acquisition been consummated at January 1, 2017, nor is it necessarily indicative of future operating results. The pro forma information does not reflect:

•	the transaction costs incurred by us and Level 3 during the periods presented above (which are further described above in this note);

•	integration costs incurred by us in future periods; or

•	potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition

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

In connection with our sale of the data centers and colocation business to Cyxtera, we agreed to lease back from Cyxtera a portion of the data center space to provide data hosting services to our customers. Because we have continuing involvement in the business through our minority stake in Cyxtera's parent, we do not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to Cyxtera, which we must continue to reflect on our consolidated balance sheets and depreciate over the assets' remaining useful lives. Under this accounting model, we must also treat a certain amount of the pre-tax cash proceeds from the divestiture as though it were the result of a financing obligation on our consolidated balance sheets, and our consolidated results of operations must include imputed revenue associated with the portion of the real estate assets that we have not leased back and imputed interest expense on the financing obligation. A portion of the rent payments required under our leaseback arrangement with Cyxtera are recognized as reductions of the financing obligation, resulting in lower recognized rent expense than the amounts actually paid each period. Under the failed-sale-leaseback accounting model, the remaining net book value of the real estate assets must be derecognized at the end of the lease term. Please see "Leases" (ASU 2016-02) in Note 1—Background for additional information on how the new lease accounting standard will accelerate the derecognition of such amounts.

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

Based on our assessment of our minority stake in the limited partnership, we classified our $150 million investment in the limited partnership in other assets on our consolidated balance sheet as of September 30, 2018.

(4)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Goodwill	$30,770	30,475
Customer relationships, less accumulated amortization of $8,153 and $7,096	$9,309	10,876
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,547 and $2,294	1,450	1,469
Trade names and patents, less accumulated amortization of $54 and $31	138	159
Total other intangible assets, net	$1,857	1,897

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired (including the acquisition described in Note 2—Acquisition of Level 3). At September 30, 2018 and December 31, 2017, the net carrying amounts of goodwill, customer relationships and other intangible assets included preliminary estimates of $19.3 billion and $20.1 billion, respectively, as a result of our Level 3 acquisition.

Total amortization expense for intangible assets for the three and nine months ended September 30, 2018 totaled $446 million and $1.3 billion, respectively, and for the three and nine months ended September 30, 2017 totaled $269 million and $820 million, respectively. As of September 30, 2018, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $52.7 billion.

We estimate that total amortization expense for intangible assets (which include preliminary estimates for the intangible assets acquired from Level 3) for the years ending December 31, 2018 through 2022 will be as follows:

(Dollars in millions)
2018 (remaining three months)	$443
2019	1,692
2020	1,589
2021	1,158
2022	982
The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2017 through September 30, 2018:

	Business	Consumer	Total
	(Dollars in millions)
As of December 31, 2017	$20,197	10,278	30,475
Purchase accounting and other adjustments	353	—	353
Effect of foreign currency rate change	(58)	—	(58)
As of September 30, 2018	$20,492	10,278	30,770
As of September 30, 2018, the $20.5 billion of goodwill assigned to our business reportable segment had not been allocated to our customer sales channels ((i) medium and small business, (ii) enterprise, (iii) international and global accounts and (iv) wholesale and indirect as we had not completed our valuation analysis and calculation. Our Chief Executive Officer, who is also our Chief Operating Decision Maker ("CODM"), continues to review the operational and internal reporting structure as a result of our acquisition of Level 3.

(5)     Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of telecommunications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606, which we adopted on January 1, 2018 using the modified retrospective approach. We also earn revenues from leasing arrangements (primarily fiber capacity agreements) and governmental subsidy payments, neither of which are accounted for under ASC 606.

Under ASC 606, revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Revenue is recognized based on the following five-step model:

•	Identification of the contract with a customer;

•	Identification of the performance obligations in the contract;

•	Determination of the transaction price;

•	Allocation of the transaction price to the performance obligations in the contract; and,

•	Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services, including VPN, Ethernet, data, broadband, private line, transport, voice, information technology and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers, as well as residential customers. Certain contracts also include the sale of equipment, which is not significant to our business.

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

Under ASC 606, we recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize as revenue over the actual or expected contract term using historical experience, which ranges from one year to seven years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term. A performance obligation is a promise in a contract with a customer to provide a good or service to the customer. We recognize revenue for services when we satisfy our performance obligation.

Promotional or performance-based incentive payments are estimated at contract inception (and updated on a periodic basis as needed) and accounted for as variable consideration. In certain cases, customers may be permitted to modify their contracts without incurring a penalty. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, whether the modification is a termination of the existing contract and creation of a new contract, or if it is a change to the existing contract. The impact of contract modifications has not been significant to our results in 2018.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which we recognize ratably over the term of the agreement. Dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a corresponding reduction to revenues in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis. For certain products or services and customer types, payment is required before products or services are provided.

Comparative Results

During the three months ended September 30, 2018, we identified and corrected certain issues in the accounting system we utilize in calculating the effects of ASC 606. Our revenue for the three months ended September 30, 2018 includes an adjustment of $43 million that is attributable to the six months ended June 30, 2018.

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	Three Months Ended September 30, 2018
	(Dollars in millions, except per share amounts and shares in thousands)
	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Operating revenues	$5,818	(14)	$5,804
Cost of services and products (exclusive of depreciation and amortization)	2,672	8	2,680
Selling, general and administrative	967	16	983
Interest expense	557	(7)	550
Income tax expense	57	(8)	49
Net income	$272	(23)	$249

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.25	(0.02)	0.23
DILUTED	$0.25	(0.02)	0.23
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,066,904	—	1,066,904
DILUTED	1,072,351	—	1,072,351

	Nine Months Ended September 30, 2018
	(Dollars in millions, except per share amounts and shares in thousands)
	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Operating revenues	$17,665	12	$17,677
Cost of services and products (exclusive of depreciation and amortization)	8,205	18	8,223
Selling, general and administrative	3,191	42	3,233
Interest expense	1,638	(7)	1,631
Income tax expense	123	(11)	112
Net income	$679	(30)	$649

BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.64	(0.03)	0.61
DILUTED	$0.63	(0.03)	0.60
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,065,410	—	1,065,410
DILUTED	1,069,726	—	1,069,726

The following table presents a reconciliation of certain consolidated balance sheet captions under ASC 606 to the balance sheet results using the historical accounting method:

	As of September 30, 2018
	(Dollars in millions)
	Reported Balances as of September 30, 2018	Impact of ASC 606	ASC 605 Historical Adjusted Balances
Other current assets	$1,237	(390)	$847
Other long-term assets, net	1,014	(93)	921
Deferred revenue	2,547	(101)	2,446
Deferred income taxes, net	2,502	(127)	2,375
Other long-term liabilities	1,075	122	1,197
Retained earnings	777	(377)	400

Disaggregated Revenue by Service Offering

The following tables provide disaggregation of revenue from contracts with customers based on service offerings for the three and nine months ended September 30, 2018, respectively. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards. The adjustment of $43 million noted above was included in the revenue of the consumer segment for the three months ended September 30, 2018; $34 million was recorded to voice and collaboration and $9 million was recorded to transport and infrastructure.

	Three Months Ended September 30, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue (8)	Total Revenue from Contracts with Customers
Business segment
IP & Data Services (1)	$1,726	—	$1,726
Transport & Infrastructure (2)	1,331	(71)	1,260
Voice & Collaboration (3)	1,075	—	1,075
IT & Managed Services (4)	153	—	153
Total business segment revenues	4,285	(71)	4,214

Consumer segment
IP & Data Services (5)	70	(9)	61
Transport & Infrastructure (6)	720	(54)	666
Voice & Collaboration (3)	565	—	565
Total consumer segment revenues	1,355	(63)	1,292

Non-segment revenues
Regulatory revenues (7)	178	(178)	—
Total non-segment revenues	178	(178)	—

Total revenues	$5,818	$(312)	$5,506

Timing of Revenue
Goods transferred at a point in time			$51
Services performed over time			5,455
Total revenues from contracts with customers			$5,506

	Nine Months Ended September 30, 2018
	(Dollars in millions)
	Total Revenue	Adjustments for Non-ASC 606 Revenue (8)	Total Revenue from Contracts with Customers
Business segment
IP & Data Services (1)	$5,212	—	$5,212
Transport & Infrastructure (2)	4,021	(217)	3,804
Voice & Collaboration (3)	3,324	—	3,324
IT & Managed Services (4)	476	—	476
Total business segment revenues	13,033	(217)	12,816

Consumer segment
IP & Data Services (5)	249	(25)	224
Transport & Infrastructure (6)	2,171	(159)	2,012
Voice & Collaboration (3)	1,666	—	1,666
Total consumer segment revenues	4,086	(184)	3,902

Non-segment revenues
Regulatory revenues (7)	546	(546)	—
Total non-segment revenues	546	(546)	—

Total revenues	$17,665	(947)	$16,718

Timing of Revenue
Goods transferred at a point in time			$132
Services performed over time			16,586
Total revenues from contracts with customers			$16,718

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband and equipment sales and professional services revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
(8)	Includes regulatory revenues, lease revenues, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income, which are not within the scope of ASC 606.
Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2018 and January 1, 2018:

	September 30, 2018	January 1, 2018
	(Dollars in millions)
Customer receivables(1)	$2,436	2,504
Contract liabilities	716	623
Contract assets	352	255

(1) Gross customer receivables of $2.6 billion and $2.7 billion, net of allowance for doubtful accounts of $153 million and $155 million, at September 30, 2018 and January 1, 2018, respectively.
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

As of September 30, 2018, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $9.2 billion. We expect to recognize approximately 73% of this revenue through 2020, with the balance recognized thereafter.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$286	161	268	133
Costs incurred	53	46	152	105
Amortization	(44)	(34)	(125)	(65)
End of period balance	$295	173	295	173

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and 12 to 60 months for business customers and are included in cost of services and products and selling, general and administrative expenses in our consolidated statement of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. We recognize incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets is less than one year. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis. During the three months ended September 30, 2018 we made a $45 million adjustment to the beginning balance of the fulfillment costs shown in the table above for additional fulfillment costs we identified that should have been considered in our adoption. The impact to our expenses was less than $3 million for both the three and nine months ended September 30, 2018.

(6) Long-Term Debt and Credit Facilities

The following chart reflects our consolidated long-term debt, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	September 30, 2018	December 31, 2017
			(Dollars in millions)
Senior Secured Debt:
CenturyLink, Inc.
2017 Revolving Credit Facility(2)	4.898% - 4.908%	2022	$590	405
Term Loan A	4.992%	2022	1,643	1,575
Term Loan A-1	4.992%	2022	356	370
Term Loan B	4.992%	2025	5,955	6,000
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan (3)	4.432%	2024	4,611	4,611
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.370%	2023 - 2025	138	151
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	8,115	8,125
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	5.125% - 6.125%	2021 - 2026	5,315	5,315
Level 3 Parent, LLC
Senior notes	5.125% - 6.1250%	2022	600	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	5,955	7,294
Term loan	4.250%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.500% - 7.750%	2018 - 2031	979	981
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,485	1,485
Other	9.000%	2019	150	150
Capital lease and other obligations	Various	Various	825	891
Unamortized premiums and other, net			2	23
Unamortized debt issuance costs			(292)	(350)
Total long-term debt			36,527	37,726
Less current maturities			(778)	(443)
Long-term debt, excluding current maturities			$35,749	37,283
______________________________________________________________________

(1)	As of September 30, 2018.

(2)
The weighed-average interest rate payable on our outstanding revolving line of credit borrowings at December 31, 2017 was 4.186%. The aggregate amount of outstanding revolving line of credit borrowings typically change on a regular basis.

(3)
The Tranche B 2024 Term Loan is a secured obligation and is guaranteed by Level 3 Parent, LLC and certain other subsidiaries. The Tranche B 2024 Term Loan had an interest rate of 4.432% as of September 30, 2018 and 3.557% as of December 31, 2017. The interest rate on the Tranche B 2024 Term Loan is set with a minimum London Interbank Offered Rate ("LIBOR") of zero percent.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)(2)
2018 (remaining three months)	$241
2019	651
2020	1,202
2021	3,115
2022	5,323
2023 and thereafter	25,785
Total long-term debt	$36,317
_______________________________________________________________________________

(1)
In Note 3—Sale of Data Centers and Colocation Business, we describe an imputed financing obligation. The amount outstanding on that imputed financing obligation at September 30, 2018 was $568 million. The aggregate maturities of long-term debt do not include $499 million of this obligation, which prior to the end of the lease term on April 30, 2020, will be derecognized along with the remaining net book value of the associated real estate assets.

(2)
Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt. The projected amounts in the table also exclude any impacts from any further acquisitions.

Repayments

During the three months ended September 2018, we retired approximately $1.3 billion in debt securities including approximately $164 million of Qwest 7.5% Notes due 2051, $925 million of Qwest 7.0% Notes due 2052, and $250 million of Qwest 7.25% Notes due 2035.

Covenants

Certain of our debt instruments contain affirmative and negative covenants. Debt at CenturyLink, Inc., Level 3 Parent, LLC, and Level 3 Financing, Inc. contain more extensive covenants including, among other things and subject to certain exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates, dispose of assets and merge or consolidate with any other person. Also, CenturyLink, Inc. and certain of its affiliates will be required to offer to purchase certain of their respective outstanding debt under certain circumstances in connection with certain specified "change of control" transactions.

Certain of our debt instruments contain cross acceleration provisions.

Compliance

As of September 30, 2018, we were in compliance with the provisions and financial covenants in our material debt agreements.

Other

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

We have recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. At September 30, 2018, the current and noncurrent portions of our leased real estate accrual were $21 million and $87 million, respectively. The remaining lease terms range from 0.26 years to 12.3 years, with a weighted-average of 7.0 years.

Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2017	$33	64
Accrued to expense	126	60
Payments, net	(137)	(16)
Balance at September 30, 2018	$22	108

(8)  Employee Benefits

Net periodic benefit (income) expense for our qualified and non-qualified pension plans included the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Service cost	$17	16	49	47
Interest cost	99	102	296	308
Expected return on plan assets	(171)	(166)	(513)	(499)
Recognition of prior service credit	(2)	(2)	(6)	(6)
Recognition of actuarial loss	45	51	135	154
Net periodic pension benefit (income) expense	$(12)	1	(39)	4
Net periodic benefit expense for our post-retirement benefit plans included the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Service cost	$4	4	13	13
Interest cost	24	25	73	75
Expected return on plan assets	(1)	—	(1)	(1)
Recognition of prior service cost	5	5	15	15
Net periodic post-retirement benefit expense	$32	34	100	102
Benefits paid by our qualified pension plan are paid through a trust that holds all plan assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during the remainder of 2018.     However, we made voluntary contributions of $500 million to the trust for our qualified pension plan during the nine months ended September 30, 2018, including $400 million during the third quarter of 2018.

(9)  Earnings Per Common Share

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$272	92	679	272
Earnings applicable to non-vested restricted stock	—	—	—	—
Net income applicable to common stock for computing basic earnings per common share	272	92	679	272
Net income as adjusted for purposes of computing diluted earnings per common share	$272	92	679	272
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,080,589	549,618	1,077,712	548,779
Non-vested restricted stock	(13,685)	(8,097)	(12,302)	(7,666)
Weighted-average shares outstanding for computing basic earnings per common share	1,066,904	541,521	1,065,410	541,113
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	5,437	432	4,306	756
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,072,351	541,963	1,069,726	541,879
Basic earnings per common share	$0.25	0.17	0.64	0.50
Diluted earnings per common share	$0.25	0.17	0.63	0.50
Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are anti-dilutive as a result of unrecognized compensation cost. Such shares averaged 1.5 million and 5.1 million for the three months ended September 30, 2018 and 2017, respectively, and averaged 3.0 million and 4.2 million for the nine months ended September 30, 2018 and 2017, respectively.

(10)  Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding capital lease and other obligations, as well as the input level used to determine the fair values indicated below:

		September 30, 2018		December 31, 2017
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities—Long-term debt, excluding capital lease and other obligations	2	$35,702	35,750	36,835	36,402

(11)  Segment Information

Segment Data

In connection with our acquisition of Level 3 (discussed further in Note 2—Acquisition of Level 3), effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially similar under this reorganization, and our newly reorganized business segment includes the Legacy CenturyLink enterprise segment operations and the Legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment, thereby eliminating a former non-reportable operating segment. At September 30, 2018, we had the following two reportable segments:

•
Business Segment. This segment consists generally of providing products and services to small, medium and enterprise business, wholesale, government and international customers, including other communication providers. Our products and services offered to these customers include our local and long-distance voice, VPN data network, private line (including business data services), Ethernet, information technology, wavelength, broadband, colocation and data center services, managed services, professional and other services provided in connection with selling equipment, network security and various other ancillary services, all of which are described further under "Products and Services Categories"; and

•
Consumer Segment. This segment consists generally of providing products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, video and other ancillary services.

The results of our two reportable segments, business and consumer, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total reportable segment revenues	$5,640	3,845	17,119	11,789
Total reportable segment expenses	2,969	2,197	9,244	6,572
Total reportable segment adjusted EBITDA	$2,671	1,648	7,875	5,217
Total margin percentage	47%	43%	46%	44%

Business segment:
Revenues	$4,285	2,425	13,033	7,485
Expenses	2,446	1,537	7,540	4,641
Adjusted EBITDA	$1,839	888	5,493	2,844
Margin percentage	43%	37%	42%	38%
Consumer segment:
Revenues	$1,355	1,420	4,086	4,304
Expenses	523	660	1,704	1,931
Adjusted EBITDA	$832	760	2,382	2,373
Margin percentage	61%	54%	58%	55%

Our CODM continues to review the operational and internal reporting structure as a result of our acquisition of Level 3 (See Note 2—Acquisition of Level 3).

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

Our operating revenue detail for our products and services consisted of the following categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Business segment
IP and data services (1)	$1,726	755	5,212	2,256
Transport and infrastructure (2)	1,331	735	4,021	2,426
Voice and collaboration (3)	1,075	765	3,324	2,319
IT and managed services (4)	153	170	476	484
Total business segment revenues	4,285	2,425	13,033	7,485

Consumer segment
IP and data services (5)	70	98	249	308
Transport and infrastructure (6)	720	697	2,171	2,063
Voice and collaboration (3)	565	625	1,666	1,933
Total consumer segment revenues	1,355	1,420	4,086	4,304

Non-segment revenues
Regulatory revenues (7)	178	189	546	544
Total non-segment revenues	178	189	546	544

Total revenues	$5,818	4,034	17,665	12,333
______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes retail video revenues (including our facilities-based video revenues).
(6)	Includes primarily broadband and equipment sales and professional services revenues.
(7)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.

We recognize revenues in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated $221 million and $129 million for the three months ended September 30, 2018 and 2017, respectively, and $698 million and $392 million for the nine months ended September 30, 2018 and 2017, respectively. These USF surcharges, where we record revenue, and transaction taxes are assigned to the products and services categories of each segment based on the underlying revenues. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

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

The following table reconciles total reportable segment adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Total reportable segment adjusted EBITDA	$2,671	1,648	7,875	5,217
Regulatory revenues	178	189	546	544
Depreciation and amortization	(1,285)	(910)	(3,858)	(2,739)
Other operating expenses	(670)	(440)	(2,152)	(1,537)
Total other expense, net	(565)	(348)	(1,609)	(999)
Income before income tax expense	329	139	802	486
Income tax expense	57	47	123	214
Net income	$272	92	679	272

(12) Commitments and Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows. As a matter of course, we are prepared to both litigate these matters to judgment as needed, as well as to evaluate and consider reasonable settlement opportunities.

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation contingencies at September 30, 2018 aggregated to approximately $138 million and are included in “Other” current liabilities and “Other Liabilities” in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Shareholder Litigation

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

CenturyLink and certain CenturyLink board members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserts claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink shareholders as a result of the transaction. It alleges that the proxy statement provided to the Level 3 shareholders failed to disclose material information of several kinds, including information about strategic revenues, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief.

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

Beginning June 2017, we also received several shareholder derivative demands addressing related topics. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, another demand has been received, and six derivative cases were filed. Two of these cases, Castagna v. Post and Pinsly v. Post, were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita; four others, Ault v. Post, Barbree v. Post, Flanders v. Post, and Palkon v. Boulet, were filed in Louisiana federal court in the Monroe Division of the Western District of Louisiana. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

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

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, the total amount of exposure is $13 million at September 30, 2018.

We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and we filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. Oral argument was held before the Supreme Court of Justice in October 2018. A decision on this case is pending.

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

Employee Severance and Contractor Termination Disputes

A number of former employees and third-party contractors have asserted a variety of claims in litigation against certain of Level 3’s Latin American subsidiaries for separation pay, severance, commissions, pension benefits, unpaid vacation pay, breach of employment contracts, unpaid performance bonuses, property damages, moral damages and related statutory penalties, fines, costs and expenses (including accrued interest, attorneys' fees and statutorily mandated inflation adjustments) as a result of their separation from Level 3 or termination of service relationships. Level 3 is vigorously defending itself against the asserted claims, which aggregate to approximately $30 million at September 30, 2018.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $34 million at September 30, 2018 in excess of the accruals established for these matters.

Qui Tam Action

Level 3 was notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint was filed under seal on November 26, 2013, and an amended complaint was filed under seal on June 16, 2014. The court unsealed the complaints on October 26, 2017.

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

Several people, including two former Level 3 employees were indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered into a plea agreement, and the other is deceased. Level 3 is fully cooperating in the government’s investigations in this matter.

Letters of Credit

It is customary for us to use various financial instruments in the normal course of business. These instruments include letters of credit which are conditional commitments issued on our behalf in accordance with specified terms and conditions. As of September 30, 2018 and December 31, 2017, we had outstanding letters of credit or other similar obligations of approximately $129 million and $104 million, respectively.

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

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none individually is reasonably expected to exceed $100,000 in fines and penalties.

The outcome of these other proceedings is not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 16 to the financial statements included in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(13)  Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Prepaid expenses	$379	294
Income tax receivable	79	258
Materials, supplies and inventory	131	128
Contract assets	359	128
Contract acquisition costs	155	—
Other	134	133
Total other current assets	$1,237	941

Selected Current Liabilities

The following table presents details of other current liabilities reflected in our consolidated balance sheets:

	September 30, 2018	December 31, 2017
	(Dollars in millions)
Other current liabilities:
Accrued contributions to federal programs	$136	74
Dividends payable	51	34
Accrued rents	41	14
Accrued rents-telephone poles	35	34
Litigation contingencies	31	45
Other	80	143
Total other current liabilities	$374	344

Included in accounts payable at September 30, 2018 and December 31, 2017, were $58 million and $36 million, respectively, representing book overdrafts.

(14)  Accumulated Other Comprehensive Loss

Information Relating to 2018

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income before reclassifications	—	—	(161)	(161)
Amounts reclassified from accumulated other comprehensive income	97	12	—	109
Net current-period other comprehensive income	97	12	(161)	(52)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(375)	(32)	—	(407)
Balance at September 30, 2018	$(2,009)	(255)	(190)	(2,454)
The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2018:

Three Months Ended September 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$45	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	48
Income tax benefit	(11)	Income tax expense
Net of tax	$37

Nine Months Ended September 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$135	Other income (expense), net
Prior service cost	9	Other income (expense), net
Total before tax	144
Income tax benefit	(35)	Income tax expense
Net of tax	$109
________________________________________________________________________

(1)	See Note 8—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.
Information Relating to 2017

The tables below summarize changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2017:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2016	$(1,895)	(162)	(60)	(2,117)
Other comprehensive income before reclassifications	—	—	20	20
Amounts reclassified from accumulated other comprehensive income	93	10	—	103
Net current-period other comprehensive income	93	10	20	123
Balance at September 30, 2017	$(1,802)	(152)	(40)	(1,994)

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

(15)  Labor Union Contracts

As of September 30, 2018, approximately 26% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. Approximately 300 (less than 1%) of our employees were subject to collective bargaining agreements that have expired as of September 30, 2018 and are currently being renegotiated.

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
At September 30, 2018, we served 4.8 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers, which is described further in the operational metrics table below under "Results of Operations", may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.
Acquisition of Level 3

On November 1, 2017, we acquired Level 3 through successive merger transactions. We entered into this transaction, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks.

During the nine months ended September 30, 2018, we incurred $275 million of integration-related expenses associated with our activities related to the Level 3 acquisition. We also incurred during this period $2 million in merger-related transaction costs, including investment banker and legal fees in connection with consummating the transaction.

Our consolidated financial statements include the accounts of CenturyLink and its majority owned subsidiaries, including Level 3 beginning on November 1, 2017. Due to the significant size of the acquisition, direct comparison of our results of operations for the periods ending on or after December 31, 2017 to prior periods are less meaningful than usual.

As a result of the acquisition, Level 3's assets and liabilities have been revalued and recorded at their preliminary estimated fair value. The assignment of estimated fair value requires a significant amount of judgment. The use of fair value measures affects the comparability of our post-acquisition financial information and may make it more difficult to predict earnings in future periods. We expect to complete our final fair value determinations during the fourth quarter of 2018. Our final fair value determinations may be different than those reflected in our financial statements at September 30, 2018, however we do not expect that any subsequent modifications to the preliminary purchase price allocation will be material.

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

Sale of Data Centers and Colocation Business

On May 1, 2017, we sold our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital (the "Purchaser") in exchange for pre-tax cash proceeds of $1.8 billion and a minority stake in the limited partnership that owns the consortium's newly-formed global secure infrastructure company, Cyxtera Technologies. As part of the transaction, the Purchaser acquired 57 of our data centers and assumed our capital lease obligations, which amounted to $294 million on May 1, 2017, related to the divested properties.

Our colocation business generated revenues (excluding revenue from affiliates) of approximately $210 million from January 1, 2017 to May 1, 2017.

This transaction did not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, we are deemed under GAAP to still own certain real estate assets sold to the Purchaser.

After factoring in the costs to sell the data centers and colocation business, excluding the impacts from the failed-sale-leaseback accounting treatment, the sale resulted in a $20 million gain under GAAP. Based on the fair market values of the failed-sale-leaseback assets, the failed-sale-leaseback accounting treatment resulted in a loss of $102 million due to the requirement to treat a certain amount of the pre-tax cash proceeds from the divestiture as though it were the result of a financing obligation. The combined net loss of $82 million is included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2017.

For all of 2018, we will be required by GAAP to record similar non-cash adjustments to our net income. Upon the January 1, 2019 implementation of the new accounting standard for Leases (ASU 2016-02), which was issued by the FASB in early 2016, this particular accounting treatment will no longer be applicable to our May 1, 2017 divestiture transaction, and the above-described real estate assets and corresponding financing obligation will be thereafter derecognized from our consolidated balance sheets.

See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 1 of Part I of this report for additional information on the sale.

New Organizational Structure

In connection with our above-described acquisition of Level 3, effective November 1, 2017, we implemented a new organization structure and began managing our operations in two segments: business and consumer. Our consumer segment remains substantially similar under this reorganization, and our newly reorganized business segment includes the Legacy CenturyLink enterprise segment operations and the Legacy Level 3 operations. In addition, we reassigned our information technology, managed hosting, cloud hosting and hosting area network operations back into the business segment thereby eliminating a former non-reportable operating segment. At September 30, 2018, we had the following two segments:

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions, except per share amounts)
Operating revenues	$5,818	4,034	17,665	12,333
Operating expenses	4,924	3,547	15,254	10,848
Operating income	894	487	2,411	1,485
Interest expense and other (expense) income, net	(565)	(348)	(1,609)	(999)
Income tax expense	57	47	123	214
Net income	$272	92	679	272
Basic earnings per common share	$0.25	0.17	0.64	0.50
Diluted earnings per common share	$0.25	0.17	0.63	0.50
The following table summarizes our broadband subscribers and number of employees:

	As of September 30,		Increase / (Decrease)	% Change
	2018	2017
	(in thousands)
Operational metrics:
Total consumer broadband subscribers(1)	4,843	5,137	(294)	(6)%
Total employees	46	40	6	15%
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

For over a decade, we have experienced revenue declines primarily due to declines in access lines, private line customers, switched access rates and minutes of use. To mitigate these revenue declines, we remain focused on efforts to, among other things:

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

•	Voice and collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services;

•	IT and managed services, which include information technology services and managed services, which may be purchased in conjunction with our other network services; and

•
Regulatory revenues, which consist of Universal Service Fund ("USF") and Connect America Fund ("CAF") support payments and other operating revenues. We receive federal support payments from both federal and state USF programs and from the federal CAF program. The USF and CAF support payments are government subsidies designed to reimburse us for various costs related to certain telecommunications services. We generate other operating revenues from the leasing and subleasing of space in our office buildings, warehouses and other properties and from rental income associated with the above mentioned failed-sale-leaseback. Because we centrally manage the activities that generate these regulatory revenues, these revenues are not included in our segment revenues.

The following table summarizes our consolidated operating revenues recorded under each of our five above described revenue categories:

	Three Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
IP and data services (1)	$1,796	853	943	111%
Transport and infrastructure (2)	2,051	1,432	619	43%
Voice and collaboration (3)	1,640	1,390	250	18%
IT and managed services (4)	153	170	(17)	(10)%
Regulatory revenues (5)	178	189	(11)	(6)%
Total operating revenues	$5,818	4,034	1,784	44%

	Nine Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
IP and data services (1)	$5,461	2,564	2,897	113%
Transport and infrastructure (2)	6,192	4,489	1,703	38%
Voice and collaboration (3)	4,990	4,252	738	17%
IT and managed services (4)	476	484	(8)	(2)%
Regulatory revenues (5)	546	544	2	—%
Total operating revenues	$17,665	12,333	5,332	43%
_______________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video, retail video revenues (including our facilities-based video revenues) and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength, equipment sales, professional services revenues and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.
(5)	Includes CAF Phase I, CAF Phase 2, federal and state USF support revenue, sublease rental income and failed-sale leaseback income.
Our total operating revenues increased by $1.8 billion, or 44%, and by $5.3 billion, or 43%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase in our total operating revenues was largely attributable to the acquisition of Level 3, which contributed operating revenues (net of intercompany eliminations) of $2.0 billion and $6.1 billion for the three and nine months ended September 30, 2018, respectively. This was partially offset by a decrease in Legacy CenturyLink IP and data services, transport and infrastructure, and voice and collaboration revenue. The decrease in IP and data services was primarily due to a decrease in sales volume. The decrease in transport and infrastructure was primarily due to a decrease in private line business resulting from lower sales volumes. The decrease in voice and collaboration was due to continued decreases in revenue from our traditional voice telecommunications services for the reasons further described below.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,672	1,927	745	39%
Selling, general and administrative	967	710	257	36%
Depreciation and amortization	1,285	910	375	41%
Total operating expenses	$4,924	3,547	1,377	39%

	Nine Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$8,205	5,705	2,500	44%
Selling, general and administrative	3,191	2,404	787	33%
Depreciation and amortization	3,858	2,739	1,119	41%
Total operating expenses	$15,254	10,848	4,406	41%
Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $745 million, or 39%, and by $2.5 billion, or 44%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase in costs of services and products (exclusive of depreciation and amortization) was attributable to the inclusion of $976 million and $3.0 billion in Legacy Level 3 costs (net of intercompany eliminations) in our consolidated costs of services and products (exclusive of depreciation and amortization) and an increase in facilities costs for the three and nine months ended September 30, 2018, respectively. These were partially offset by a decrease in costs of services and products (exclusive of depreciation and amortization) for Legacy CenturyLink of $231 million, or 12%, and $454 million, or 8%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The decrease was primarily due to reductions in salaries and wages and employee related expenses from lower headcount, reduced overtime and lower real estate and power expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $257 million, or 36%, and by $787 million, or 33%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase in selling, general and administrative expenses was attributable to the inclusion of $311 million and $1.043 billion for the three and nine months ended September 30, 2018, respectively, in Legacy Level 3 costs in our consolidated selling, general and administrative expenses. This was partially offset by a decrease in Legacy CenturyLink's selling, general and administrative expenses of $54 million, or 8%, and $256 million, or 11%, for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. This was primarily due to reductions in contract labor and marketing expenses as well as third-party hosting cost reductions.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$839	641	198	31%
Amortization	446	269	177	66%
Total depreciation and amortization	$1,285	910	375	41%

	Nine Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Depreciation	$2,522	1,919	603	31%
Amortization	1,336	820	516	63%
Total depreciation and amortization	$3,858	2,739	1,119	41%
Depreciation expense increased by $198 million, or 31%, and by $603 million, or 31%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. Depreciation expense is impacted by several factors, including changes in our depreciable cost basis, changes in our estimates of the remaining economic life of certain network assets, the addition of new plant and the sale of our legacy data centers and colocation business. The depreciation expense related to our plant for the nine months ended September 30, 2018 was higher than the depreciation expense for the nine months ended September 30, 2017 due to the inclusion of the Legacy Level 3 depreciation expense of $227 million and $700 million for the three and nine months ended September 30, 2018, respectively, which was partially offset by lower legacy CenturyLink depreciation expense.

Amortization expense increased by $177 million, or 66%, and by $516 million, or 63%, for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. The increase in amortization expense was primarily due to the inclusion of the Legacy Level 3 amortization expense of $204 million and $595 million for the three and nine months ended September 30, 2018, respectively, which was partially offset by lower Legacy CenturyLink amortization expense due to an accelerated method of amortization for certain intangible assets.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(557)	(362)	195	54%
Net loss on early retirement of debt	(33)	—	33	nm
Other income, net	25	14	11	nm
Total other expense, net	$(565)	(348)	217	62%
Income tax expense	$57	47	10	21%

	Nine Months Ended September 30,		Change	% Change
	2018	2017
	(Dollars in millions)
Interest expense	$(1,638)	(1,000)	638	64%
Net loss on early retirement of debt	(34)	(5)	29	nm
Other income, net	63	6	57	nm
Total other expense, net	$(1,609)	(999)	610	61%
Income tax expense	$123	214	(91)	(43)%
____________________________________________________________________________
nm-Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense

Interest expense increased by $195 million, or 54%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Interest expense increased by $638 million, or 64%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in interest expense for both periods was primarily due to our issuance and assumption of debt in conjunction with the acquisition of Level 3 and an increase in the LIBOR rate.

Net Loss on Early Retirement of Debt

During the three months ended September 2018, we retired approximately $1.3 billion in debt securities which resulted in a loss of $33 million.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income, net increased by $11 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased by $57 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Changes for the three and nine month periods were due to a decrease in pension and post retirement charges and favorable foreign exchange rates in 2017. In addition, the three and nine months ended September 30, 2018 included other income attributable to Level 3.

Income Tax Expense

For the three months ended September 30, 2018 and 2017, our effective income tax rate was 17.3% and 33.8%, respectively. For the nine months ended September 30, 2018 and 2017, our effective income tax rate was 15.3% and 44.0%, respectively. The effective tax rate for the nine months ended September 30, 2018 was significantly impacted by the tax reform impact of filing tax accounting method changes relating to our 2017 Federal income tax return that significantly accelerated tax deductions into 2017, allowing a carryback claim to 2016 resulting in a tax benefit, net of uncertain positions, of $142 million, which was partially offset by $83 million of purchase price accounting adjustments resulting from the Level 3 acquisition and the tax reform impact on those adjustments. The rate was further impacted by the expiration of the statute of limitations for certain reserves for uncertain tax positions and the enactment of the Tax Cuts and Jobs Act legislation in December 2017. The effective tax rate for the nine months ended September 30, 2017 was significantly impacted by the sale and related restructure actions we had taken with respect to the data centers and colocation business, the tax impact of certain employee stock-based compensation transactions, the release of a reserve related to a prior acquisition and the effects of changes in state apportionment factors.

Segment Results

General

For financial reporting purposes, we have determined that as of September 30, 2018 we had two reportable segments, business and consumer.

The results of our reportable segments, business and consumer, are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Business segment:
Revenues	$4,285	2,425	13,033	7,485
Expenses	2,446	1,537	7,540	4,641
Adjusted EBITDA	$1,839	888	5,493	2,844
Margin percentage	43%	37%	42%	38%
Consumer segment:
Revenues	$1,355	1,420	4,086	4,304
Expenses	523	660	1,704	1,931
Adjusted EBITDA	$832	760	2,382	2,373
Margin percentage	61%	54%	58%	55%

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

Business Segment

The operations of our business segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:

Revenues. Our mix of total business segment revenues continues to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our small, medium and enterprise business, wholesale and government customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. Demand for our private lines services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technology migration to higher-speed services. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. Sustained expansion in competitive cloud computing offerings by technology companies and other competitors has led to other increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. Our traditional wireline revenues have been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenues have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by various factors. For example, many of our business segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenues and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts.

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

Operating Efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our business segment to benefit indirectly from any enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our business segment:

	Business Segment
	Three Months Ended September 30,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$1,726	755	971	129%
Transport and infrastructure (2)	1,331	735	596	81%
Voice and collaboration (3)	1,075	765	310	41%
IT and managed services (4)	153	170	(17)	(10)%
Total segment revenues	4,285	2,425	1,860	77%

Segment expenses:
Total expenses	2,446	1,537	909	59%
Segment adjusted EBITDA	$1,839	888	951	107%
Segment margin percentage	43%	37%

	Business Segment
	Nine Months Ended September 30,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$5,212	2,256	2,956	131%
Transport and infrastructure (2)	4,021	2,426	1,595	66%
Voice and collaboration (3)	3,324	2,319	1,005	43%
IT and managed services (4)	476	484	(8)	(2)%
Total segment revenues	13,033	7,485	5,548	74%

Segment expenses:
Total expenses	7,540	4,641	2,899	62%
Segment adjusted EBITDA	$5,493	2,844	2,649	93%
Segment margin percentage	42%	38%
_________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, video and ancillary revenues.
(2)	Includes primarily broadband, private line (including business data services), colocation and data centers, wavelength and ancillary revenues.
(3)	Includes local, long-distance and other ancillary revenues.
(4)	Includes IT services and managed services revenues.

Segment Revenues

Business segment revenues increased by $1.9 billion, or 77%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased by $5.5 billion, or 74% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in our total operating revenues was largely attributable to the acquisition of Level 3, which contributed operating revenues (net of intercompany eliminations) of $2.0 billion and $6.1 billion for the three and nine months ended September 30, 2018. This was partially offset by a decrease in Legacy CenturyLink transport and infrastructure and voice and collaboration revenue. The transport and infrastructure decrease was primarily due to decreased equipment and broadband revenues while the decrease in voice and collaboration was due to continued decreases in revenue from our traditional voice telecommunications services.

The following tables summarize the results of operations from our business segment by customer sales channel:

	Business Segment
	Three Months Ended September 30,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues by customer sales channel:
Medium and small business	$860	764	96	13%
Enterprise	1,278	718	560	78%
International and global accounts	892	222	670	302%
Wholesale and indirect	1,255	721	534	74%
Total segment revenues by customer sales channel:	$4,285	2,425	1,860	77%

	Business Segment
	Nine Months Ended September 30,		Increase / (Decrease)	%Change
	2018	2017
	(Dollars in millions)
Segment revenues by customer sales channel:
Medium and small business	$2,605	2,282	323	14%
Enterprise	3,888	2,147	1,741	81%
International and global accounts	2,732	849	1,883	222%
Wholesale and indirect	3,808	2,207	1,601	73%
Total segment revenues by customer sales channel:	$13,033	7,485	5,548	74%

Segment Expenses

Business segment expenses increased by $909 million, or 59%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased by $2.9 billion, or 62%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in our business segment expenses was primarily due to the inclusion of Level 3 expenses for the first nine months of 2018.

Segment Adjusted EBITDA

Business segment adjusted EBITDA increased by $951 million, or 107%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased by $2.6 billion, or 93%, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in our business segment adjusted EBITDA was due predominantly to items mentioned above.

Consumer Segment

The operations of our consumer segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:

Revenues. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and transmission speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed or declined. Moreover, as described further in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017, certain of our competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings in certain of our markets. Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect our video revenues to continue to decline, particularly due to our decision to discontinue active marketing of our facilities-based video services in light of competitive pressures and escalating content costs. The demand for new technology has increased the number of competitors offering services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our newer, more technologically advanced products and services. We expect that these factors and trends will continue to negatively impact our consumer business. Customer migration and price compression from competitive pressures have not only negatively impacted our traditional wireline services revenues, but they have also negatively impacted the operating margins of these services and we expect this trend to continue.

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

Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. Following a review of our retail customers’ order provisioning preferences, we have elected to close during the fourth quarter of 2018 substantially all of our remaining retail stores, which we believe will enable us to reduce operating costs and to redeploy capital to higher growth initiatives. We also expect our consumer segment to benefit indirectly from any enhanced efficiencies in our company-wide network operations.

The following tables summarize the results of operations from our consumer segment:

	Consumer Segment
	Three Months Ended September 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$70	98	(28)	(29)%
Transport and infrastructure (2)	720	697	23	3%
Voice and collaboration (3)	565	625	(60)	(10)%
Total segment revenues	1,355	1,420	(65)	(5)%

Segment expenses:
Total expenses	523	660	(137)	(21)%
Segment adjusted EBITDA	$832	760	72	9%
Segment margin percentage	61%	54%

	Consumer Segment
	Nine Months Ended September 30,		Increase / (Decrease)	% Change
	2018	2017
	(Dollars in millions)
Segment revenues:
IP and data services (1)	$249	308	(59)	(19)%
Transport and infrastructure (2)	2,171	2,063	108	5%
Voice and collaboration (3)	1,666	1,933	(267)	(14)%
Total segment revenues	4,086	4,304	(218)	(5)%

Segment expenses:
Total expenses	1,704	1,931	(227)	(12)%
Segment adjusted EBITDA	$2,382	2,373	9	—%
Segment margin percentage	58%	55%
__________________________________________________________________

(1)	Includes retail video revenues (including our facilities-based video revenues).
(2)	Includes primarily broadband and equipment sales and professional services revenues.
(3)	Includes local, long-distance and other ancillary revenues.
Segment Revenues

Consumer segment revenues decreased by $65 million, or 5%, and by $218 million, or 5%, for the three and nine months ended September 30, 2018, as compared to the three and nine months ended September 30, 2017. The decrease in our consumer segment revenues was primarily due to a decrease in our voice revenue due to the continued decline in usage of our traditional voice telecommunications services.

Segment Expenses

Consumer segment expenses decreased by $137 million, or 21%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and decreased by $227 million, or 12% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in our consumer segment expenses was primarily due to a reduction in headcount, decreases in marketing expenses and lower network expense in response to a smaller customer base.

Segment Adjusted EBITDA

Consumer segment adjusted EBITDA increased by $72 million, or 9%, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 and increased by $9 million, or less than 1% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in our consumer segment adjusted EBITDA was due predominantly to items mentioned above.

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

Our executive officers and our Board of Directors periodically review our sources and potential uses of cash, particularly in connection with our budgeting processes. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions and other benefits payments. We currently expect our cash income tax payments will be lower in 2018 due to lower income tax rates and the utilization of NOLs acquired in the Level 3 acquisition.

Based on our current capital allocation objectives, we project expending approximately $3.15 billion to $3.25 billion in cash during fiscal year 2018 for capital investment in property, plant and equipment and approximately $577 million of cash for dividends per quarter on our common stock (based on the assumptions described below under "Dividends"). At September 30, 2018, we had debt maturities of $518 million, scheduled debt principal payments of $164 million and capital lease and other fixed payments of $96 million, each due during the next twelve months. Each of the expenditures is described further below.

At September 30, 2018, we held cash and cash equivalents of $390 million, and we had approximately $1.6 billion of borrowing capacity available under our revolving credit facility. We had approximately $120 million of cash and cash equivalents outside the United States at September 30, 2018. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes (subject to complying with applicable currency, repatriation or similar laws or limitations).

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

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand and improve our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase 2 infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2018 will be approximately $3.15 billion to $3.25 billion, inclusive of CAF Phase 2 related capital expenditures and integration capital.

Our capital expenditures continue to be focused on keeping our network operating efficiently and supporting new service developments. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2017.

Debt and Other Financing Arrangements

Subject to market conditions, we expect to continue to issue debt instruments from time to time in the future to refinance a substantial portion of our maturing debt, including issuing Qwest Corporation and Level 3 Financing, Inc. debt instruments to refinance their maturing debt to the extent we deem appropriate and feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors. Also subject to market conditions, we expect from time to time to retire debt securities prior to their maturity.

Following the closing of our acquisition of Level 3 in late 2017, the rating agencies took action on the ratings of the debt in the table below. Generally, the agencies downgraded ratings of the CenturyLink, Inc. debt from previous levels. Additionally, Standard and Poor's and Moody's Investors Service, Inc. placed such ratings on negative outlook while Fitch Ratings placed them on stable outlook. As for the Level 3 debt, Moody's Investors Service, Inc. upgraded the unsecured debt and affirmed the rating of the secured debt, with all ratings placed on negative outlook. Standard and Poor's affirmed all previous Level 3 ratings with negative outlook, and Fitch Ratings affirmed all previous Level 3 ratings with stable outlook.

As of the date of this report, the credit ratings for the senior unsecured debt and senior secured debt of CenturyLink, Inc. and Level 3 Financing, Inc., as well as the senior unsecured debt of Qwest Corporation and Level 3 Parent, LLC were as follows:

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

Cash Income Taxes

As of December 31, 2017, CenturyLink had approximately $9.1 billion of net operating loss carryforwards ("NOLs") from prior years, which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017, and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. Further, we accelerated a significant amount of tax deductions into 2017. The accelerated tax deductions resulted in a 2017 net operating loss for tax purposes, a portion of which was carried back to 2016, with the remainder available for carryforward. Prior to the Level 3 acquisition, the amounts of our cash flows dedicated to or required for the payment of federal taxes increased substantially in 2017. Assuming, as anticipated, that we can utilize all or most of our NOLs, we expect to significantly reduce our federal cash income taxes for the next several years. However, we cannot assure you that we will be able to use these NOL carryforwards fully. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the implementation of the recent federal tax reform.

We requested a $314 million refund of federal estimated income tax payments related to 2017 that was received in the second quarter of 2018. Additionally, due to the 2017 net operating loss carried back to 2016, we requested a cash refund of $392 million, which was received in the third quarter of 2018.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.54 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2018 at this rate of $0.54 per share, our average total dividend paid each quarter would be approximately $577 million based on the number of our outstanding shares at September 30, 2018.

Revolving Facilities and Other Debt Instruments

To substantially fund our recent acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") providing for $9.9 billion in senior secured credit facilities, consisting of a new $2.0 billion revolving credit facility (which replaced our 2012 credit facility upon consummation of the Level 3 acquisition) and $7.9 billion of term loan facilities, of which approximately $6.0 billion were funded into escrow on such date, and $1.9 billion of which were funded upon the closing of the acquisition on November 1, 2017. On November 1, 2017, CenturyLink, Inc. also, among other things, (i) assumed all rights and obligations under the 2017 CenturyLink Credit Agreement, (ii) borrowed $400 million under the new $2.0 billion revolving credit facility and (iii) received $6.0 billion of Term Loan B loan proceeds from escrow. On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to increase the borrowing capacity of the new revolving credit facility from $2.0 billion to $2.2 billion and to increase the borrowing capacity under one of the term loan tranches by $132 million. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) our current report on Form 8-K filed with the SEC on June 20, 2017, including a copy of the 2017 CenturyLink Credit Agreement filed therewith, and (iii) our current report on Form 8-K filed with the SEC on November 1, 2017.

On November 1, 2017, we also amended our uncommitted revolving letter of credit facility to secure the facility and to permit us to draw up to $225 million of letters of credit thereunder. At September 30, 2018, we had $129 million of letters of credit outstanding under this facility.

For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2017, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $2.1 billion and $3.4 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates - Pensions and Post-Retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 and see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

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

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2017, assets in the post-retirement trusts had been substantially depleted and had a fair value of $23 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts; however, we plan to continue to pay certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 6—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our most recent annual report on Form 10-K, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $237 million, $129 million and $116 million for the years ended December 31, 2017, 2016 and 2015, respectively, while the amounts paid from the trust were $31 million, $145 million and $163 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 9—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report Form 10-K for the year ended December 31, 2017.

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

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Change
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$5,036	2,700	2,336
Net cash used in investing activities	(2,196)	(850)	(1,346)
Net cash (used in) provided by financing activities	(3,007)	4,090	(7,097)

Operating Activities

Net cash provided by operating activities increased by $2.3 billion for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to increased net income from the legacy CenturyLink business, cash flows from Level 3 and approximately $700 million of U.S. income tax refunds, partially offset by $500 million of contributions to our pension plans. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in our investing activities increased by $1.3 billion for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 substantially due to the cash proceeds received from the sale of our data centers and colocation business which occurred in the nine months ended September 30, 2017.

Financing Activities

During the nine months ended September 30, 2017 our financing activities resulted in net cash proceeds, but during the nine months ended September 30, 2018 our financing activities resulted in a net use of cash. The difference of $7.1 billion from comparing the two periods is substantially due to net proceeds received from issuance of long-term debt which occurred in the nine months ended September 30, 2017 and an increase in dividends paid. In addition, we redeemed approximately $1.3 billion of notes payable during the three months ended September 30, 2018. In the future, we may continue to retire debt, which could potentially result in the recognition of additional losses. These redemptions and repurchases were funded in part with borrowings under our revolving credit facility.

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

Market Risk

As of September 30, 2018, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. As of September 30, 2018, we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2018, we did not hold or issue derivative financial instruments for trading or speculative purposes.

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

As of September 30, 2018, we had approximately $13.3 billion floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $133 million.

By operating internationally, we are exposed to the risk of fluctuations in the foreign currencies used by our international subsidiaries, including the British Pound, the Euro, the Brazilian Real, the Canadian Dollar, the Japanese Yen, the Hong Kong Dollar and the Singapore Dollar, in each case as of September 30, 2018. Approximately 5% of our consolidated revenues are denominated in these currencies, and our consolidated results of operations could be adversely impacted by volatility in exchange rates. Argentina is considered to be hyperinflationary as of September 30, 2018. However, the Company already accounts for Argentina in U.S. Dollars, its functional currency.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2017, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2018, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

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

We completed the acquisition of Level 3, Inc. on November 1, 2017. We are currently integrating policies, processes, people, technology, and operations of the combined company. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. We will continue to evaluate our internal controls over financial reporting as we continue the integration of Level 3.

Other than this extension over the acquired operations, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments and Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note
12 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2018 to satisfy the related minimum tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2018	783,067	$18.64
August 2018	61,980	20.88
September 2018	17,493	19.21
Total	862,540

Due to an inadvertent administrative error, on August 30, 2018, we privately placed under Section 4(a)(2) of the Securities Act of 1933 (the “Act”) 35,976 shares of our common stock at prevailing market prices to a limited number of participants in our Dividend Reinvestment Plan. On September 10, 2018, we registered under the Act an additional 500,000 shares for use under this plan, which alleviated a shortfall in the number of registered plan shares.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2018.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)