Form 10-Q
period 2019-03-31
CENTURYLINK, INC
filed 2019-05-10
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00 per share	CTL	New York Stock Exchange
On May 3, 2019, there were 1,090,313,414 shares of common stock outstanding.

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

•
statements about our liquidity, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, dividend and stock repurchase plans, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to collect our receivables from financially troubled customers;

•	our ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	adverse effects of material weaknesses or any other significant deficiencies identified in our internal controls over financial reporting;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•	other risks referenced in this report or other of our filings with the SEC.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUE	$5,647	5,945
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,520	2,803
Selling, general and administrative	932	1,109
Depreciation and amortization	1,188	1,283
Goodwill impairment	6,506	—
Total operating expenses	11,146	5,195
OPERATING (LOSS) INCOME	(5,499)	750
OTHER (EXPENSE) INCOME
Interest expense	(523)	(535)
Other (expense) income, net	(5)	21
Total other expense, net	(528)	(514)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,027)	236
Income tax expense	138	121
NET (LOSS) INCOME	$(6,165)	115
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(5.77)	0.11
DILUTED	$(5.77)	0.11
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,068,878	1,065,796
DILUTED	1,068,878	1,069,183
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
NET (LOSS) INCOME	$(6,165)	115
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of ($14) and ($11) tax	43	33
Change in net prior service credit, net of ($1) and ($1) tax	1	2
Unrealized holding loss on interest rate swaps, net of $6 and $— tax	(17)	—
Foreign currency translation adjustment and other net of ($1) and ($14) tax	5	79
Other comprehensive income	32	114
COMPREHENSIVE (LOSS) INCOME	$(6,133)	229
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)	December 31, 2018
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$441	488
Restricted cash	3	4
Accounts receivable, less allowance of $156 and $142	2,347	2,398
Assets held for sale	3	12
Other	1,026	918
Total current assets	3,820	3,820
Property, plant and equipment, net of accumulated depreciation of $27,385 and $26,859	25,793	26,408
GOODWILL AND OTHER ASSETS
Goodwill	21,526	28,031
Operating lease assets	1,952	—
Restricted cash	30	26
Customer relationships, net	8,580	8,911
Other intangibles, net	1,929	1,868
Other, net	1,158	1,192
Total goodwill and other assets	35,175	40,028
TOTAL ASSETS	$64,788	70,256
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$632	652
Accounts payable	1,481	1,933
Accrued expenses and other liabilities
Salaries and benefits	823	1,104
Income and other taxes	386	337
Current operating lease liabilities	561	—
Interest	352	316
Other	297	357
Current portion of deferred revenue	841	832
Total current liabilities	5,373	5,531
LONG-TERM DEBT	34,858	35,409
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,701	2,527
Benefit plan obligations, net	4,265	4,319
Noncurrent operating lease liabilities	1,501	—
Other	2,547	2,642
Total deferred credits and other liabilities	11,014	9,488
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 1,600,000 and 1,600,000 shares, issued and outstanding 1,090,445 and 1,080,167 shares	1,090	1,080
Additional paid-in capital	22,575	22,852
Accumulated other comprehensive loss	(2,429)	(2,461)
Accumulated deficit	(7,693)	(1,643)
Total stockholders' equity	13,543	19,828
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,788	70,256
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(6,165)	115
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,188	1,283
Impairment of goodwill and other assets	6,508	27
Deferred income taxes	126	123
Provision for uncollectible accounts	46	47
Net (gain) loss on early retirement of debt	(9)	1
Share-based compensation	33	41
Changes in current assets and liabilities:
Accounts receivable	5	117
Accounts payable	(239)	(14)
Accrued income and other taxes	45	20
Other current assets and liabilities, net	(336)	(262)
Retirement benefits	(14)	(49)
Changes in other noncurrent assets and liabilities, net	(4)	145
Other, net	(2)	73
Net cash provided by operating activities	1,182	1,667
INVESTING ACTIVITIES
Capital expenditures	(931)	(805)
Proceeds from sale of property, plant and equipment	25	3
Other, net	—	34
Net cash used in investing activities	(906)	(768)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	130
Payments of long-term debt	(153)	(68)
Net proceeds (payments) on revolving line of credit	145	(405)
Dividends paid	(285)	(580)
Other, net	(27)	(26)
Net cash used in financing activities	(320)	(949)
Net decrease in cash, cash equivalents and restricted cash	(44)	(50)
Cash, cash equivalents and restricted cash at beginning of period	518	587
Cash, cash equivalents and restricted cash at end of period	$474	537
Supplemental cash flow information:
Income taxes paid, net	$(7)	(2)
Interest paid (net of capitalized interest of $15 and $15)	$(480)	(491)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,080	1,069
Issuance of common stock through dividend reinvestment, incentive and benefit plans	10	10
Balance at end of period	1,090	1,079
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	22,852	23,314
Change in common stock through dividend reinvestment, incentive and benefit plans	(13)	(6)
Shares withheld to satisfy tax withholdings	(26)	(25)
Share-based compensation and other, net	34	33
Dividends declared	(272)	—
Balance at end of period	22,575	23,316
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,461)	(1,995)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	(407)
Other comprehensive income	32	114
Balance at end of period	(2,429)	(2,288)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(1,643)	1,103
Net (loss) income	(6,165)	115
Cumulative effect of adoption of ASU 2016-02, Leases, net of $37 tax	115	—
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	407
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $101 tax	—	297
Dividends declared	—	(586)
Balance at end of period	(7,693)	1,336
TOTAL STOCKHOLDERS' EQUITY	$13,543	23,443
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.54

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the context otherwise requires and except in Note 5—Long-Term Debt and Credit Facilities, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer to Level 3 Communications, Inc. prior to our acquisition thereof and to its successor-in-interest Level 3 Parent, LLC after such acquisition, unless the context otherwise requires.

(1)     Background

General

We are an international facilities-based communications company engaged primarily in providing an integrated array of services to our residential and business customers.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2018, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"); however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses in our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

Included in accounts payable at March 31, 2019 and December 31, 2018, were $2 million and $86 million, respectively, representing book overdrafts.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, Leases (ASC 842), as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11.  Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we will recognize ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the FASB issued ASU 2019-01 - Leases (ASC 842): Codification Improvements, effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in ASC 842, with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, Fair Value Measurement) should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $2.1 billion and $2.2 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $115 million cumulative adjustment to accumulated deficit as of January 1, 2019, for the impact of the new accounting standard. The adjustment to accumulated deficit was driven by the derecognition of our prior failed sale leaseback transaction discussed in our prior periodic reports. The standard did not materially impact our consolidated net earnings or our cash flows in the first quarter of 2019.
Effective January 1, 2019, we adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and perform effectiveness assessments on a qualitative basis after hedges are implemented.  The adoption of this standard will be applied prospectively and did not have an impact on us. See Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

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

We are required to adopt the provisions of ASU 2016-13 no later than January 1, 2020. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to accumulated deficit as of the date of adoption.

(2)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$21,526	28,031
Customer relationships, less accumulated amortization of $8,825 and $8,492	$8,580	8,911
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,687 and $2,616	$1,536	1,468
Trade names and patents, less accumulated amortization of $69 and $61	124	131
Total other intangible assets, net	$1,929	1,868

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Due to our January 2019 internal reorganization and the decline in our stock price, we incurred two events in the first quarter of 2019 that triggered impairment testing. Due to the impairment indicators noted as a result of these triggering events, we evaluated our goodwill for the internal reorganization in January, and again as of March 31, 2019 as a result of the decline in our stock price.

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

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. Because our low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter and concluded that the indicated control premium of approximately 4.1% was reasonable based on recent transactions in the market place. For the three months ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion for the three months ended March 31, 2019.

The following table shows the March 31, 2019 impairments at each of our reportable segments:

Impairments
(Dollars in millions)
International and Global Accounts	$934
Enterprise	1,471
Small and Medium Business	896
Wholesale	3,019
Consumer	186
Total	$6,506

The market multiples approach that we used incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of other cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our failure to attain these forecasted results or changes in trends could result in future impairments. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments. Continued declines in our profitability, cash flows or the sustained, historically low trading prices of our common stock, may result in further impairment.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

Amortization expense for intangible assets for the three months ended March 31, 2019 and 2018 totaled $429 million and $444 million, respectively. As of March 31, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $43.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining nine months)	$1,260
2020	1,600
2021	1,158
2022	978
2023	900

In January 2019, Jeff Storey, our Chief Operating Decision Maker ("CODM"), announced a new organization structure and began managing our operations in the following five segments: international and global accounts, enterprise, small and medium business, wholesale and consumer. As a result of this decision, we reclassified certain prior period amounts to conform to the current period presentation.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2018 through March 31, 2019:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2018	$3,595	5,222	5,193	6,437	7,584	28,031
January 2019 reorganization	—	987	(1,038)	395	(344)	—
Effect of foreign currency rate change	1	—	—	—	—	1
Impairments	(934)	(1,471)	(896)	(3,019)	(186)	(6,506)
As of March 31, 2019	$2,662	4,738	3,259	3,813	7,054	21,526
(3)     Revenue Recognition

Refer to the Revenue Recognition section of Note 1—Background and Summary of Significant Accounting Policies and Note 5—Revenue Recognition in our annual report on Form 10-K for the year ended December 31, 2018 for further information regarding our application of ASC 606, “Revenue from Contracts with Customers”, including practical expedients and judgments applied in determining the amounts and timing of revenue from contracts with customers.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
Total revenue	$5,647	5,945
Adjustments for non-ASC 606 revenue (1)	(358)	(312)
Total revenue from contracts with customers	$5,289	5,633
______________________________________________________________________

(1) Includes regulatory revenue, lease revenue, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income, which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables(1)	$2,286	2,346
Contract assets	134	140
Contract liabilities	869	860
(1) Gross customer receivables of $2.4 billion and $2.5 billion, net of allowance for doubtful accounts of $145 million and $132 million, at March 31, 2019 and December 31, 2018, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets.

The following table provides information about revenue recognized for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$490	523
Performance obligations satisfied in previous periods	—	—

Performance Obligations

As of March 31, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $6.4 billion. We expect to recognize approximately 77% of this revenue through 2021, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$322	187	268	133
Costs incurred	57	34	52	29
Amortization	(50)	(23)	(39)	(12)
End of period balance	$329	198	281	150

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and 12 to 60 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Effective January 1, 2019, we adopted ASC 842 using the non-comparative transition option of applying the new standard at the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard. This allowed us to carry forward the historical lease classification. Adoption of the new standard resulted in the recording of additional operating lease right of use assets and operating lease liabilities of approximately $2.1 billion and $2.2 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $115 million cumulative adjustment, net of deferred taxes, to accumulated deficit as of January 1, 2019, for the impact of the new accounting standard. The adjustment to accumulated deficit was driven by the derecognition of our prior failed sales leaseback transaction discussed in our prior periodic reports. The standard did not materially impact our consolidated net earnings or our cash flows in the first quarter of 2019. Financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

We primarily lease various office facilities, switching and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Some of our lease arrangements contain lease components (including fixed payments including rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that we are reasonably certain of renewing the lease at inception or when a triggering event occurs. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease expense consisted of the following:

Three Month Ended March 31, 2019
(Dollars in millions)
Operating and short-term lease cost	$169
Finance lease cost:
Amortization of right-of-use assets	12
Interest on lease liability	4
Total finance lease cost	16
Total lease cost	$185
Supplemental unaudited consolidated balance sheet information and other information related to leases:

		March 31,
Leases (millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,952
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	$271
Total leased assets		$2,223

Liabilities
Current
Operating	Other current liabilities	$561
Finance	Current portion of long-term debt	$36
Noncurrent
Operating	Noncurrent operating lease liabilities	$1,501
Finance	Long-term debt	$190
Total lease liabilities		$2,288

Weighted-average remaining lease term (years)
Operating leases		8.1
Finance leases		11.1
Weighted-average discount rate
Operating leases		6.73%
Finance leases		5.45%
Supplemental unaudited consolidated cash flow statement information related to leases:

Three Month Ended March 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$182
Operating cash flows from finance leases	3
Finance cash flows from finance leases	8

As of March 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining nine months)	$463	38
2020	462	35
2021	381	22
2022	301	20
2023	260	19
Thereafter	878	179
Total lease payments	2,745	313
Less: interest	(683)	(87)
Total	$2,062	226
Less: current portion	(561)	(36)
Long-term portion	$1,501	190

As of March 31, 2019, we had no material operating or finance leases that had not yet commenced.
Operating Lease Income

CenturyLink leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income is included in operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2019 and 2018, our gross rental income was $199 million and $219 million, respectively.

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

(Dollars in millions)
Capital lease obligations:
2019	$51
2020	36
2021	23
2022	21
2023	20
2024 and thereafter	183
Total minimum payments	334
Less: amount representing interest and executory costs	(100)
Present value of minimum payments	234
Less: current portion	(38)
Long-term portion	$196

At December 31, 2018, our future rental commitments for Right-of-Way agreements and operating leases were as follows:

	Right-of-Way Agreements	Operating Leases	Total
	(Dollars in millions)
2019	$157	675	832
2020	134	443	577
2021	112	355	467
2022	120	279	399
2023	115	241	356
2024 and thereafter	755	969	1,724
Total future minimum payments (1)	$1,393	2,962	4,355
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $101 million due in the future under non-cancelable subleases.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	March 31, 2019	December 31, 2018
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
2017 Revolving Credit Facility	5.234% - 5.237%	2022	$695	550
Term Loan A (3)	LIBOR + 2.75%	2022	1,600	1,622
Term Loan A-1 (3)	LIBOR + 2.75%	2022	347	351
Term Loan B (3)	LIBOR + 2.75%	2025	5,925	5,940
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan (4)	LIBOR + 2.25%	2024	4,611	4,611
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	8,010	8,036
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	5.125% - 6.125%	2021 - 2026	5,315	5,315
Level 3 Parent, LLC
Senior notes	5.750%	2022	600	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	5,956	5,956
Term loan	4.500%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	637	697
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,460	1,485
Other	9.000%	2019	150	150
Finance lease and other obligations	Various	Various	231	801
Unamortized discounts and other, net			(11)	(8)
Unamortized debt issuance costs			(274)	(283)
Total long-term debt			35,490	36,061
Less current maturities			(632)	(652)
Long-term debt, excluding current maturities			$34,858	35,409
______________________________________________________________________

(1)	As of March 31, 2019.

(2)	For information on certain parent or subsidiary guarantees and liens securing this debt, see "Other" below.

(3)	Term Loans A, A-1 and B have interest rates of 5.249% and 5.272% as of March 31, 2019 and December 31, 2018, respectively.

(4)	The Tranche B 2024 Term Loan had an interest rate of 4.736% as of March 31, 2019 and 4.754% as of December 31, 2018.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)(1)
2019 (remaining nine months)	$556
2020	1,189
2021	3,115
2022	5,428
2023	2,095
2024 and thereafter	23,392
Total long-term debt	$35,775
______________________________________________________________________
(1) Actual principal paid in any year may differ due to the possible future refinancing of outstanding debt or the issuance of new debt. The projected amounts in the table also exclude any impacts from any further acquisitions.
Repayments

During the three months ended March 31, 2019, CenturyLink and its affiliates repurchased approximately $111 million of their respective debt securities.

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

Compliance

As of March 31, 2019, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Other

In February 2019, we entered into five variable-to-fixed interest rate swap agreements to hedge the interest payments on $2.5 billion notional amount of floating rate debt, see Note 10—Derivative Financial Instruments.

For additional information on our long-term debt and credit facilities, see Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

(6)  Severance and Leased Real Estate

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

Under prior GAAP, we had previously recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. In accordance with transitional guidance under the new lease standard (ASC 842), the existing lease obligation of $110 million as of January 1, 2019 has been netted against the operating lease right of use assets at adoption. For additional information, see Note 4—Leases to our consolidated financial statements in Item 1 of Part I of this report.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2018	$87
Accrued to expense	4
Payments, net	(31)
Balance at March 31, 2019	$60

(7)  Employee Benefits

Net periodic benefit (income) expense for our combined pension plan includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Service cost	$14	16
Interest cost	110	100
Expected return on plan assets	(156)	(173)
Recognition of prior service credit	(2)	(2)
Recognition of actuarial loss	57	44
Net periodic pension benefit expense (income)	$23	(15)
Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Service cost	$4	4
Interest cost	27	24
Recognition of prior service cost	4	5
Net periodic post-retirement benefit expense	$35	33
Service costs are included in the cost of services and products and selling, general and administrative line items on the Statement of Operations and all other costs listed above are included in the other (expense) income, net line item on the Statement of Operations. Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2019. The amount of required contributions to our qualified pension plan in 2020 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. Based on current circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2019.

(8) (Loss) Earnings Per Common Share

Basic and diluted (loss) earnings per common share were calculated as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (Numerator):
Net (loss) income	$(6,165)	115
Net (loss) income applicable to common stock for computing basic earnings per common share	(6,165)	115
Net (loss) income as adjusted for purposes of computing diluted earnings per common share	$(6,165)	115
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,083,588	1,073,560
Non-vested restricted stock	(14,710)	(7,764)
Weighted-average shares outstanding for computing basic earnings per common share	1,068,878	1,065,796
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	10
Shares issuable under incentive compensation plans	—	3,377
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	1,068,878	1,069,183
Basic (loss) earnings per common share	$(5.77)	0.11
Diluted (loss) earnings per common share (1)	$(5.77)	0.11
______________________________________________________________________

(1)
For the three months ended March 31, 2019, we excluded from the calculation of diluted loss per share 3.3 million shares potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted (loss) earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 5.4 million and 4.3 million for the three months ended March 31, 2019 and 2018, respectively.

(9)  Fair Value of Financial Instruments

The Fair Value Measurement and Disclosure framework provides a three-tiered fair value hierarchy based on the reliability of the inputs used to determine fair value. Input Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Input Level 2 refers to fair values estimated using significant other observable inputs and Input Level 3 includes fair values estimated using significant unobservable inputs.

The following table presents the carrying amounts and estimated fair values of CenturyLink, Inc.'s financial liabilities as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$35,259	35,069	35,260	32,915
Interest rate swap contracts (see Note 10)	2	$23	23	—	—

(10) Derivative Financial Instruments

From time to time, CenturyLink, Inc. uses derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our interest rate swap agreements as cash flow hedges. Swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

In February 2019, we entered into five variable-to-fixed interest rate swap agreements to hedge the interest payments on $2.5 billion notional amount of floating rate debt. The five interest rate swap agreements are with different counterparties; one for $700 million and the other four for $450 million each. The transactions were effective beginning March 31, 2019 and mature March 31, 2022. Under the terms of the interest rate swap transactions, we receive interest payments based on one month floating LIBOR terms and pay interest at the fixed rate of 2.48%. We evaluate the effectiveness of the hedges qualitatively on a quarterly basis.

CenturyLink, Inc. is exposed to credit related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor the financial market and the risk that our counterparties will default on their obligations. This credit risk is generally limited to the unrealized losses in such contracts, should any of these counterparties fail to perform as contracted.

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlements occur throughout the term of the swaps, when the related interest payments are made on our variable-rate debt.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	March 31, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$23

The amount of losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2019
Cash flow hedging contracts
Three months ended March 31,	$23

Amounts currently included in AOCI will be reflected as earnings prior to the settlement of these cash flow hedging contracts in 2022. We estimate that $2.3 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of March 31, 2019) will be reflected as earnings within the next twelve months. Our interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships.

(11)  Segment Information

In January 2019, Jeff Storey, our CODM, announced a new organization structure and began managing our operations in the following five segments: International and Global Accounts Management, Enterprise, Small and Medium Business, Wholesale and Consumer. In addition, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs that were previously reported in segments are managed separately and included in operations and other. We reclassified certain prior period amounts to conform to the current period presentation.

At March 31, 2019, we had the following five reportable segments:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Asia Pacific, Latin America, Europe Middle East and Africa. IGAM is responsible for working with large multinational organizations in support of their business and IT transformation strategies.  We provide a portfolio of services inclusive of dark fiber; content delivery; private and public networking; hybrid IT solutions including private and public cloud services as well as consulting and professional services; and security services; all of which are described further under "Products and Services Categories"; and

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and medium domestic and global enterprises, federal, state and local governments. Our products and services offered to these customers include our IP and Data Services suite of products, which includes VPN and hybrid networking, Ethernet and IP services; Transport and Infrastructure, which includes wavelengths and private line, dark fiber, colocation and data center services, and professional services; Voice Services, which includes local, long-distance, toll-free and unified communications services; and IT and Managed services, all of which are described further under "Products and Services Categories"; and

•
Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We designate businesses as small or medium based on company employee count. Our products and services offered to these customers include our IP and Data Services suite of products, primarily VPN, IP and Ethernet services; Transport and Infrastructure, which includes broadband, wavelengths and private line services; Voice Services, which includes local, long-distance, national public access, VoIP and toll-free services; and IT and Managed services, all of which are described further under "Products and Services Categories"; and

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Customers range from large global telecom providers to small regional providers. Our products and services offered to these customers include our IP and Data Services suite of products, primarily Ethernet, VPN and IP services; Transport and Infrastructure, which includes private line, wavelengths, UNE, dark fiber, colocation and data center, and wholesale broadband services; and Voice Services, which includes long-distance, local, toll-free and contact center, and intercarrier tandem services, all of which are described further under "Products and Services Categories"; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, and other ancillary services. Additionally, Universal Service Fund ("USF") federal and state support payments, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing including prior year rental income associated with the 2017 failed-sale-leaseback is reported in our consumer segment as regulatory revenue in 2018.

Product and Service Categories
We categorize our products and services revenue among the following four categories for the International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments:

•
IP and Data Services, which includes primarily VPN data networks, Ethernet, IP, video (including our facilities-based video services, CDN services and Vyvx broadcast services) and other ancillary services;

•
Transport and Infrastructure, which includes broadband, private line (including business data services), data center facilities and services, including cloud, hosting and application management solutions, wavelength, equipment sales and professional services, network security services, dark fiber services and other ancillary services;

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services;

•	IT and Managed Services, which includes information technology services and managed services, which may be purchased in conjunction with our other network services; and
We categorize our products and services revenue among the following four categories for the consumer segment:

•	Broadband, which includes consumer broadband revenue; and

•	Voice, which includes consumer local and long-distance revenue; and

•
Regulatory Revenue, which consists of (i) Universal Service Fund, Connect America Fund and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which includes consumer retail video revenue (including our facilities-based video revenue), professional services and other ancillary services.
The following table summarizes our segment results and operating revenue detail for our product and services for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$420	688	300	341	—	1,749	—	1,749
Transport and Infrastructure	320	364	107	499	—	1,290	—	1,290
Voice and Collaboration	94	397	336	196	—	1,023	—	1,023
IT and Managed Services	57	74	12	1	—	144	—	144
Broadband	—	—	—	—	722	722	—	722
Voice	—	—	—	—	489	489	—	489
Regulatory	—	—	—	—	159	159	—	159
Other	—	—	—	—	71	71	—	71
Total Revenue	$891	1,523	755	1,037	1,441	5,647	—	5,647
Expenses:
Cost of Services and Products	259	496	153	141	87	1,136	1,384	2,520
Selling, general and administrative	68	149	132	20	109	478	454	932
Less: Share-based compensation	—	—	—	—	—	—	(33)	(33)
Total expense	327	645	285	161	196	1,614	1,805	3,419
Total adjusted EBITDA	$564	878	470	876	1,245	4,033	(1,805)	2,228

The following table summarizes our segment results and operating revenue detail for our product and services for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$440	665	291	339	—	1,735	—	1,735
Transport and Infrastructure	321	399	110	538	—	1,368	—	1,368
Voice and Collaboration	101	410	369	231	—	1,111	—	1,111
IT and Managed Services	73	73	14	2	—	162	—	162
Broadband	—	—	—	—	712	712	—	712
Voice	—	—	—	—	557	557	—	557
Regulatory	—	—	—	—	183	183	—	183
Other	—	—	—	—	117	117	—	117
Total Revenue	$935	1,547	784	1,110	1,569	5,945	—	5,945
Expenses:
Cost of Services and Products	272	514	153	176	158	1,273	1,530	2,803
Selling, general and administrative	68	152	127	24	135	506	603	1,109
Less: Share-based compensation	—	—	—	—	—	—	(41)	(41)
Total expense	340	666	280	200	293	1,779	2,092	3,871
Total adjusted EBITDA	$595	881	504	910	1,276	4,166	(2,092)	2,074

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $248 million and $246 million for the three months ended March 31, 2019 and 2018, respectively. These USF surcharges, where we record revenue and transaction taxes, are assigned to the product and service categories of each segment based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

Revenue and Expenses

Our segment revenue includes all revenue from our International and Global Accounts Management, Enterprise, Small and Medium Business, Wholesale and Consumer segments as described in more detail above. Our segment revenue is based upon each customer's classification. We report our segment revenue based upon all services provided to that segment's customers. Our segment expenses include specific cost of service expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities. Network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Operations, Finance, Human Resources, Legal, Marketing, Product Management and IT are not assigned to segments as they are managed separately; they are reported as "Operations and Other". We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the CODM by segment. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Stock-based compensation and other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.

The following table reconciles total segment adjusted EBITDA to net (loss) income:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Total segment adjusted EBITDA	$4,033	4,166
Depreciation and amortization	(1,188)	(1,283)
Impairment of goodwill	(6,506)	—
Other operating expenses	(1,805)	(2,092)
Stock-based compensation	(33)	(41)
Operating (loss) income	(5,499)	750
Total other expense, net	(528)	(514)
Income (loss) before income tax expense	(6,027)	236
Income tax expense	(138)	(121)
Net (loss) income	$(6,165)	115

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2019 aggregated to approximately $121 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Principal Proceedings

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

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure is $10 million at March 31, 2019.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $37 million at March 31, 2019 in excess of the accruals established for these matters.

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

(13)  Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2019	December 31, 2018
	(Dollars in millions)
Prepaid expenses	$386	307
Income tax receivable	69	82
Materials, supplies and inventory	154	120
Contract assets	58	52
Contract acquisition costs	173	167
Contract fulfillment costs	88	82
Other	98	108
Total other current assets	$1,026	918

(14)  Accumulated Other Comprehensive Loss

Information Relating to 2019

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2019:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Hedges	Total
	(Dollars in millions)
Balance at December 31, 2018	$(2,173)	(58)	(230)	—	(2,461)
Other comprehensive income (loss) before reclassifications	—	—	5	(17)	(12)
Amounts reclassified from accumulated other comprehensive income	41	3	—	—	44
Net current-period other comprehensive income (loss)	41	3	5	(17)	32
Balance at March 31, 2019	$(2,132)	(55)	(225)	(17)	(2,429)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2019:

Three Months Ended March 31, 2019	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$57	Other income (expense), net
Prior service cost	2	Other income (expense), net
Total before tax	59
Income tax benefit	(15)	Income tax expense
Net of tax	$44
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

Information Relating to 2018

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income before reclassifications	—	—	79	79
Amounts reclassified from accumulated other comprehensive income	31	4	—	35
Net current-period other comprehensive income	31	4	79	114
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(375)	(32)	—	(407)
Balance at March 31, 2018	$(2,075)	$(263)	$50	(2,288)

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
(15)  Labor Union Contracts

As of March 31, 2019, approximately 26% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. Approximately 80 of our employees were subject to collective bargaining agreements that expired on or prior to March 31, 2019 and are currently being renegotiated. Approximately 6% of our union employees are subject to collective bargaining agreements that are scheduled to expire in 2019.

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018 for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2018, and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

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
At March 31, 2019, we served 4.8 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.
Segments

At March 31, 2019, we had the following five segments:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and three operating regions: Asia Pacific, Latin America, Europe Middle East and Africa. Our international network presence spans and connects over 60 countries and conducts business in 25 languages. IGAM is responsible for working with large multinational organizations in support of their business and IT transformation strategies.  We provide a portfolio of services inclusive of dark fiber; content delivery; private and public networking; hybrid IT solutions including private and public cloud services as well as consulting and professional services; and security services; and

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and medium domestic and global enterprises, federal, state and local governments. Our products and services offered to these customers include our IP and Data Services suite of products, which includes VPN and hybrid networking, Ethernet and IP services; Transport and Infrastructure, which includes wavelengths and private line, dark fiber, colocation and data center services, and professional services; Voice Services, which includes local, long-distance, toll-free and unified communications services; and IT and Managed services, all of which are described further under "Products and Services"; and

•
Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. Small and medium distinction is based on company employee count. Our products and services offered to these customers include our IP and Data Services suite of products, primarily VPN, IP and Ethernet services; Transport and Infrastructure, which includes broadband, wavelengths and private line services; Voice Services, which includes local, long-distance, national public access, VoIP and toll-free services; and IT and Managed services, all of which are described further under "Products and Services"; and

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Customers range from large global telecom providers to small regional providers. Our products and services offered to these customers include our IP and Data Services suite of products, primarily Ethernet, VPN and IP services; Transport and Infrastructure, which includes private line, wavelengths, UNE, dark fiber, colocation and data center, and wholesale broadband services; and Voice Services, which includes long-distance, local, toll-free and contact center, and intercarrier tandem services, all of which are described further under "Products and Services"; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, and other ancillary services. Additionally, Universal Service Fund ("USF") federal and state support payments, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing including prior year rental income associated with the 2017 failed-sale-leaseback is reported in our consumer segment as regulatory revenue.

Results of Operations

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2019:

	Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share amounts)
Operating revenue	$5,647	5,945
Operating expenses	11,146	5,195
Operating (loss) income	(5,499)	750
Total other expense, net	(528)	(514)
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(6,027)	236
Income tax expense	138	121
Net (loss) income	$(6,165)	115
Basic (loss) earnings per common share	$(5.77)	0.11
Diluted (loss) earnings per common share	$(5.77)	0.11

For over a decade, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our business products and services. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:

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
Operating Revenue
We categorize our products and services revenue among the following four categories for the International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments:

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

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services;

•	IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services; and
We categorize our products and services revenue among the following four categories for the consumer segment:

•	Broadband, which include consumer broadband revenue; and

•	Voice, which include consumer local and long-distance revenue; and

•
Regulatory Revenue, which consist of (i) Universal Service Fund ("USF"), Connect America Fund ("CAF") and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which include consumer retail video revenue (including our facilities-based video revenue), professional services and other ancillary services.
The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$1,749	1,735	14	1%
Transport and Infrastructure	1,290	1,368	(78)	(6)%
Voice and Collaboration	1,023	1,111	(88)	(8)%
IT and Managed Services	144	162	(18)	(11)%
Broadband	722	712	10	1%
Voice	489	557	(68)	(12)%
Regulatory	159	183	(24)	(13)%
Other	71	117	(46)	(39)%
Total operating revenue	$5,647	5,945	(298)	(5)%

Our total operating revenue decreased by $298 million, or 5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to decreases in six of the eight revenue categories. Voice revenue under our Consumer segment, transport and infrastructure revenue under our Wholesale and Enterprise segments and voice and collaboration revenue under our Wholesale and Small and Medium Business segments experienced our largest decreases.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,520	2,803	(283)	(10)%
Selling, general and administrative	932	1,109	(177)	(16)%
Depreciation and amortization	1,188	1,283	(95)	(7)%
Goodwill impairment	6,506	—	6,506	nm
Total operating expenses	$11,146	5,195	5,951	115%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $283 million, or 10%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in costs of services and products (exclusive of depreciation and amortization) was attributable to lower salaries and wages and employee related expenses from lower headcount, reduced customer premises equipment costs, a decline in content costs for Prism TV, lower network expense and USF rates and lower space and power expenses, which were slightly offset by higher right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $177 million, or 16% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in selling, general and administrative expenses was attributable to lower salaries and wages and employee related expenses from lower headcount, a decline in contract labor costs, lower professional fees and hardware and software expenses and a reduction in marketing and advertising expenses, which were slightly offset by higher internal commissions.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$759	839	(80)	(10)%
Amortization	429	444	(15)	(3)%
Total depreciation and amortization	$1,188	1,283	(95)	(7)%
Depreciation expense decreased by $80 million, or 10%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to a net decline in depreciable assets of $47 million, the impact of annual rate depreciable life changes of $27 million and the discontinuation of depreciation on failed sale leaseback assets of $17 million, partially offset by increases associated with purchase price depreciation adjustments of $13 million.

Amortization expense decreased by $15 million, or 3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to decreases associated with the use of accelerated amortization methods for a portion of the customer intangibles of $18 million, decreases associated with purchase price amortization adjustments of $6 million and decreases associated with software amortization of $6 million, partially offset by net growth in amortizable assets of $17 million.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Due to our January 2019 internal reorganization and the decline in our stock price, we incurred two events in the first quarter of 2019 that triggered impairment testing. Due to the impairment indicators noted as a result of these triggering events, we evaluated our goodwill for the internal reorganization in January, and again as of March 31, 2019 as a result of the decline in our stock price.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is equal or greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the excess amount.

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. Because our low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter and concluded that the indicated control premium of approximately 4.1% was reasonable based on recent transactions in the market place. For the three months ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion for the three months ended March 31, 2019.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(523)	(535)	(12)	(2)%
Other (expense) income, net	(5)	21	(26)	nm
Total other expense, net	$(528)	(514)	14	3%
Income tax expense	$138	121	17	14%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $12 million, or 2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in interest expense was primarily due to not recording, during the first quarter of 2019, interest associated with the failed sale leaseback that was derecognized as of January 1, 2019 upon implementation of ASC 842 (new leasing standard).

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income, net decreased by $26 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in other income, net was primarily due to increased pension and postretirement net periodic expense, which was partially offset by gain on the early extinguishment of debt.

Income Tax Expense

For the three months ended March 31, 2019 and 2018, our effective income tax rate was (2.3%) and 51.3%, respectively. The effective tax rate for the three months ended March 31, 2019 was primarily due to the goodwill impairment. Without the goodwill impairment, the rate would be 28.8%. The effective tax rate for the three months ended March 31, 2018 was significantly impacted by the enactment of the Tax Cuts and Jobs Act legislation in December 2017 which resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate.

Segment Results

General

For financial reporting purposes, we have determined that as of March 31, 2019 we had five reportable segments.

We have four segments associated with our business customers: International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale. For our four segments associated with our business customers, we categorize our products and services and report our related revenue under the following categories: IP and data services, transport and infrastructure, voice and collaboration and IT and managed services. For our Consumer segment, we categorize our products and services and report our related revenue under the following categories: broadband, voice, regulatory revenue and other. From time to time, we change the categorization of our products and services, and we may make similar changes in the future.

The results of our reportable segments are summarized below:

	Three Months Ended March 31, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$420	688	300	341	—	1,749	—	1,749
Transport and Infrastructure	320	364	107	499	—	1,290	—	1,290
Voice and Collaboration	94	397	336	196	—	1,023	—	1,023
IT and Managed Services	57	74	12	1	—	144	—	144
Broadband	—	—	—	—	722	722	—	722
Voice	—	—	—	—	489	489	—	489
Regulatory	—	—	—	—	159	159	—	159
Other	—	—	—	—	71	71	—	71
Total Revenue	$891	1,523	755	1,037	1,441	5,647	—	5,647
Expenses:
Cost of Services and Products	259	496	153	141	87	1,136	1,384	2,520
Selling, general and administrative	68	149	132	20	109	478	454	932
Less: Share-based compensation	—	—	—	—	—	—	(33)	(33)
Total expense	327	645	285	161	196	1,614	1,805	3,419
Total adjusted EBITDA	$564	878	470	876	1,245	4,033	(1,805)	2,228

	Three Months Ended March 31, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$440	665	291	339	—	1,735	—	1,735
Transport and Infrastructure	321	399	110	538	—	1,368	—	1,368
Voice and Collaboration	101	410	369	231	—	1,111	—	1,111
IT and Managed Services	73	73	14	2	—	162	—	162
Broadband	—	—	—	—	712	712	—	712
Voice	—	—	—	—	557	557	—	557
Regulatory	—	—	—	—	183	183	—	183
Other	—	—	—	—	117	117	—	117
Total Revenue	$935	1,547	784	1,110	1,569	5,945	—	5,945
Expenses:
Cost of Services and Products	272	514	153	176	158	1,273	1,530	2,803
Selling, general and administrative	68	152	127	24	135	506	603	1,109
Less: Share-based compensation	—	—	—	—	—	—	(41)	(41)
Total expense	340	666	280	200	293	1,779	2,092	3,871
Total adjusted EBITDA	$595	881	504	910	1,276	4,166	(2,092)	2,074

The following table summarized the variances for our segments for the three months ended March 31, 2019 to the three months ended March 31, 2018:

	Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$(20)	23	9	2	—	14	—	14
Transport and Infrastructure	(1)	(35)	(3)	(39)	—	(78)	—	(78)
Voice and Collaboration	(7)	(13)	(33)	(35)	—	(88)	—	(88)
IT and Managed Services	(16)	1	(2)	(1)	—	(18)	—	(18)
Broadband	—	—	—	—	10	10	—	10
Voice	—	—	—	—	(68)	(68)	—	(68)
Regulatory	—	—	—	—	(24)	(24)	—	(24)
Other	—	—	—	—	(46)	(46)	—	(46)
Total Revenue	$(44)	(24)	(29)	(73)	(128)	(298)	—	(298)
Expenses:
Cost of Services and Products	(13)	(18)	—	(35)	(71)	(137)	(146)	(283)
Selling, general and administrative	—	(3)	5	(4)	(26)	(28)	(149)	(177)
Less: Share-based compensation	—	—	—	—	—	—	8	8
Total expense	(13)	(21)	5	(39)	(97)	(165)	(287)	(452)
Total adjusted EBITDA	$(31)	(3)	(34)	(34)	(31)	(133)	287	154

For additional information on our reportable segments and product and services categories, see Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments
The operations of these four segments have been, and are expected to continue to be, impacted by several significant trends, including those described below:

Revenue. Our mix of total revenue from these segments continue to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our segment customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. Demand for our private lines services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technology migration to higher-speed services. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. Sustained expansion in competitive cloud computing offerings by technology companies and other competitors has led to other increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. Our traditional wireline revenue has been, and we expect they will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenue have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by various factors. For example, many of our segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenue and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts.

Expenses. Our operating costs also impact the operating margins of all of our above-mentioned services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services and third-party facility costs. We believe increases in operating costs have generally had a greater impact on the operating margins of some of our newer, more technologically advanced services as compared to our traditional wireline services, principally because those newer services rely more heavily upon the above-listed support functions. Operating costs, such as third-party facility costs, have also negatively impacted the operating margins of our traditional wireline products and services, but to a lesser extent than customer migration and price compression.

Operating Efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to increase revenue will continue to require that we incur higher costs in some areas. We also expect our segments to benefit indirectly from any enhanced efficiencies in our company-wide network operations.

International and Global Accounts Segment Revenue

International and global accounts segment revenue decreased by $44 million, or 5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Segment revenue decreased by $27 million, or 3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 after adjustment for foreign exchange fluctuations. The decrease in segment operating revenue was largely attributable to lower revenue associated with IP and data services, IT and managed services and voice and collaboration. Foreign currency was a factor in the year-over-year decline and IP and data services declined mostly due to reduced rates and lower traffic; IT and managed services declined due to a large contract that was renegotiated in the second quarter of 2018, and voice declines are in line with broader market trends as customers move away from time-division multiplexing (“TDM”).

International and Global Accounts Segment Expenses

International and global accounts segment expenses decreased by $13 million, or 4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our international and global accounts segment expenses was primarily due to a direct cost of revenue decline commensurate with the revenue decline.

International and Global Accounts Segment Adjusted EBITDA

International and global accounts segment adjusted EBITDA decreased by $31 million, or 5%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Adjusted EBITDA as a percentage of revenue was 63% for the three months ended March 31, 2019 as compared to 64% for the three months ended March 31, 2018. The decrease in our international and global accounts segment adjusted EBITDA was due predominantly to the reduction of revenue.

Enterprise Segment Revenue

Enterprise segment revenue decreased by $24 million, or 2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our total operating revenue was largely attributable to lower transport and infrastructure and voice and collaboration revenue, partially offset by increased IP and data services revenue. Transport and Infrastructure declines are primarily driven by seasonal decreases in equipment and professional services revenue, coupled with the impact of the Federal Government shut down. Voice and collaboration declines are driven by a combination of customer churn of legacy voice TDM products and lower rates on customers transitioning to VoIP. Increases in IP and data services revenue offset some of these declines, driven mainly by customers migrating off traditional wireline services and onto more technologically advanced products.

Enterprise Segment Expenses

Enterprise segment expenses decreased by $21 million, or 3%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our Enterprise segment expenses was primarily due to lower equipment, professional services and voice expenses, partially offset by increases in cost of sales for IP and data services.

Enterprise Segment Adjusted EBITDA

Enterprise segment adjusted EBITDA decreased by $3 million, or less than 1%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Adjusted EBITDA as a percentage of revenue was 58% for the three months ended March 31, 2019 as compared to 57% for the three months ended March 31, 2018. The decrease in our enterprise segment adjusted EBITDA was due predominantly to items mentioned above.

Small and Medium Business Segment Revenue

Small and medium business segment revenue decreased by $29 million, or 4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in segment operating revenue was largely attributable to lower voice and collaboration revenue partially offset by increased IP and data services revenue.

Small and Medium Business Segment Expenses

Small and medium business segment expenses increased by $5 million, or 2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in our small and medium business segment expenses was primarily due to higher external commissions paid to partners, partially offset by lower employee compensation due to lower headcount.

Small and Medium Business Segment Adjusted EBITDA

Small and medium business segment adjusted EBITDA decreased by $34 million, or 7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Adjusted EBITDA as a percentage of revenue was 62% for the three months ended March 31, 2019 as compared to 64% for the three months ended March 31, 2018. The decrease in our small and medium business segment adjusted EBITDA was due predominantly to the reduction of revenue.

Wholesale Segment Revenue

Wholesale segment revenue decreased by $73 million, or 7%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in segment operating revenue was largely attributable to lower revenue associated with transport and infrastructure and voice and collaboration services. Transport declines are primarily driven by customer churn and network consolidation and grooming.  Voice product declines are driven by a combination of market rate compression and customer volume losses resulting from insourcing and industry consolidation.

Wholesale Segment Expenses

Wholesale segment expenses decreased by $39 million, or 20%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our wholesale segment expenses was primarily due to a direct cost of revenue decline commensurate with the revenue decline, network grooming, and operating synergies.

Wholesale Segment Adjusted EBITDA

Wholesale segment adjusted EBITDA decreased by $34 million, or 4%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Adjusted EBITDA as a percentage of revenue was 84% for the three months ended March 31, 2019 as compared to 82% for the three months ended March 31, 2018. The decrease in our wholesale segment adjusted EBITDA was due predominantly to items mentioned above. A combination of changing product mix and realized cost savings resulted in improved adjusted EBITDA as a percent of revenue.

Consumer Segment

The operations of our consumer segment have been, and are expected to continue to be, impacted by several significant trends, including those described below:

Revenue. In order to remain competitive and attract additional residential broadband subscribers, we believe it is important to continually increase our broadband network's scope and transmission speeds. As a result, we continue to invest in our broadband network, which allows for the delivery of higher-speed broadband services to a greater number of customers. We compete in a maturing broadband market in which most consumers already have broadband services and growth rates in new subscribers have slowed or declined. Moreover, as described further in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018, certain competitors continue to provide broadband services at higher average transmission speeds than ours or through advanced wireless data service offerings, both of which we believe have impacted the competitiveness of certain of our broadband offerings in certain of our markets. Our voice revenue has been, and we expect they will continue to be, adversely affected by access line losses and lower long-distance voice service volumes. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services and electronic mail, texting and social networking non-voice services for traditional voice telecommunications services. We expect our video revenue to continue to decline, particularly due to our decision to discontinue active marketing of our facilities-based video services in light of competitive pressures and escalating content costs. The demand for new technology has increased the number of competitors offering services similar to ours. Price compression and new technology from our competitors have negatively impacted the operating margins of our newer, more technologically advanced products and services. We expect that these factors and trends will continue to negatively impact our consumer business. Customer migration and price compression from competitive pressures have not only negatively impacted our traditional wireline services revenue, but they have also negatively impacted the operating margins of these services and we expect this trend to continue.

Expenses. Operating costs also impact the operating margins of these services. These operating costs include employee costs, marketing and advertising expenses, sales commissions and TV content costs. We believe increases in operating costs have generally had a greater impact on our operating margins of our newer, more technologically advanced products and services as compared to our traditional wireline services, principally because our newer, more technologically advanced products and services rely more heavily upon the above-listed operating expenses. Operating costs also tend to impact our traditional wireline products and services operating margins to a lesser extent than our newer, more technologically advanced products and services as noted above.

Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. Following a review of our retail customers’ order preferences, we elected to close during the fourth quarter of 2018 substantially all of our remaining retail stores, which we believe will enable us to reduce operating costs and to redeploy capital to higher growth initiatives. We also expect our consumer segment to benefit indirectly from any enhanced efficiencies in our company-wide network operations.

Segment Revenue

Consumer segment revenue decreased by $128 million, or 8%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. The decrease in our consumer segment revenue was primarily due to decreases in our voice, other and regulatory revenue driven by continued churn and active discontinuance of video services marketing, in addition to the derecognition of our prior failed sales leaseback, partially offset by an increase in broadband revenue. We continue to experience a decline in usage of our traditional voice telecommunications services for the reasons described above.

Segment Expenses

Consumer segment expenses decreased by $97 million, or 33%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in our consumer segment expenses was primarily due to a reduction in headcount costs, decreases in marketing expenses and lower TV content costs.

Segment Adjusted EBITDA

Consumer segment adjusted EBITDA decreased by $31 million, or 2%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Adjusted EBITDA as a percentage of revenue was 86% for the three months ended March 31, 2019 as compared to 81% for the three months ended March 31, 2018. The decrease in our Consumer segment adjusted EBITDA was due predominantly to items mentioned above.

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

Based on our current capital allocation objectives, during 2019 we project expending approximately $3.5 billion to $3.8 billion (excluding integration and transformation capital) of cash for capital investment in property, plant and equipment and approximately $271 million of cash for dividends per quarter on our common stock (based on the assumptions described below under "Dividends"). At March 31, 2019, we had debt maturities of $429 million, scheduled debt principal payments of $164 million and finance lease and other fixed payments of $39 million, each due during the next twelve months. Each of the expenditures is described further below.

At March 31, 2019, we held cash and cash equivalents of $441 million, and we had approximately $1.5 billion of borrowing capacity available under our revolving credit facility. We had approximately $96 million of cash and cash equivalents outside the United States at March 31, 2019. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes (subject to complying with applicable currency, repatriation or similar laws or limitations).

We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and other corporate purposes.

For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

Capital Expenditures

We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets, expand and improve our service offerings and comply with regulatory requirements. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase II infrastructure buildout requirements). Based on current circumstances, we estimate that our total capital expenditures for 2019 will be approximately $3.5 billion to $3.8 billion, inclusive of CAF Phase II related capital expenditures, but excluding integration and transformation capital.

Our capital expenditures continue to be focused on maintaining the operating efficiency of our network and supporting new service developments. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

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

On February 14, 2019, Standard and Poor's revised its outlook on all CenturyLink, Inc. credit ratings from negative to stable. As of March 31, 2019, the credit ratings for the senior unsecured debt and senior secured debt of CenturyLink, Inc. and Level 3 Financing, Inc., as well as the senior unsecured debt of Qwest Corporation and Level 3 Parent, LLC were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
CenturyLink, Inc.:
Unsecured	B2	B+	BB
Secured	Ba3	BBB-	BB+

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+

Level 3 Parent, LLC:
Unsecured	B1	B+	BB

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

Net Operating Losses

As of December 31, 2018, CenturyLink had approximately $7.3 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017, and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. On February 13, 2019, we entered into a Section 382 rights agreement designed to safeguard our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2019 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $271 million based on the number of our outstanding shares at March 31, 2019.

Revolving Facilities and Other Debt Instruments

To substantially fund our acquisition of Level 3, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") which provides for $10.2 billion in senior secured credit facilities. These facilities included a $2.2 billion revolving credit facility with $695 million outstanding as of March 31, 2019 and an $8.0 billion term loan facilities with $7.9 billion outstanding as of March 31, 2019. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) Note 5—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

On November 1, 2017, we also amended our uncommitted revolving letter of credit facility to secure the facility and to permit us to draw up to $225 million of letters of credit thereunder. At March 31, 2019, we had $84 million of letters of credit outstanding under this facility.

Additionally, as of March 31, 2019, we had outstanding letters of credit or other similar obligations of approximately $30 million of which $24 million is collateralized by cash that is reflected on the consolidated balance sheets in restricted cash and securities.

For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2018, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $1.6 billion and $3.0 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates - Pensions and Post-Retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 and see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2019. The amount of required contributions to our qualified pension plan in 2020 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. However, based on current circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2019.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2018, assets in the post-retirement trusts had been substantially depleted and had a fair value of only $18 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts; however, we plan to continue to pay certain benefits through the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our most recent annual report on Form 10-K, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $249 million, $237 million and $129 million for the years ended December 31, 2018, 2017 and 2016, respectively, while the amounts paid from the trust were $4 million, $31 million and $145 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report Form 10-K for the year ended December 31, 2018.

For 2019, our estimated annual long-term rates of return, net of administrative costs, are 6.5% and 4.0% for the pension plan trust assets and post-retirement plans trust assets, respectively, based on the assets currently held. However, actual returns could be substantially different.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2018.

Connect America Fund

As a result of accepting CAF Phase 2 support payments, we must meet certain specified infrastructure buildout requirements in 33 states over the next several years. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2018 and "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of the same annual report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Change
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$1,182	1,667	(485)
Net cash used in investing activities	(906)	(768)	(138)
Net cash used in financing activities	(320)	(949)	629

Operating Activities

Net cash provided by operating activities decreased by $485 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to a decrease in accounts payable and other accrued expenses partially offset by the increase in operating income excluding goodwill impairment. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in our investing activities increased by $138 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 substantially due to the increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased $629 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, primarily due to net proceeds received on the revolving line of credit for the three months ended March 31, 2019 compared to payments for the three months ended March 31, 2018. In addition, we decreased our dividends paid for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease in dividends reflect the decrease of the per share dividend amount to $0.25 for the three months ended March 31, 2019 from the $0.54 per share amount for the three months ended March 31, 2018. These decreases were partially offset by an increase in payments on long-term debt and lower net proceeds from issuance of long-term debt for the three months ended March 31, 2019 as compared to three months ended March 31, 2018.

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

Market Risk

As of March 31, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

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

On February 15, 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $2.5 billion principal amount of floating rate debt. See Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding the Company’s hedging arrangements.

As of March 31, 2019, we had approximately $13.3 billion floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $133 million.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Accordingly, our operating results could be adversely affected by foreign currency exchange rate volatility relative to the U.S. dollar. Our European subsidiaries and certain Latin American subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Certain Latin American countries previously designated as highly inflationary economies use the U.S. dollar as their functional currency. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely continue to recognize gains or losses from international transactions. Changes in foreign currency rates could adversely affect our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 17—Commitments and Contingencies to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of March 31, 2019, due to the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address the material weaknesses mentioned above. The weaknesses will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weaknesses will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2019, we implemented new processes and internal controls in response to the adoption of ASU No. 2016-02, "Leases (Topic 842)". These implementations resulted in a material change in a component of our internal control over financial reporting. The operating effectiveness of these changes to our internal control over financial reporting will be evaluated as part of our annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2019.

Other than with respect to the remediation efforts described above and changes related to the adoption of ASU 2016-02, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the Company’s first fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations of Internal Controls
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 12 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2019 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2019	21,109	$17.59
February 2019	1,340,600	14.16
March 2019	672,677	12.70
Total	2,034,386

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2019, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2019.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)