Form 10-Q
period 2019-06-30
CENTURYLINK, INC
filed 2019-08-08
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
On August 1, 2019, there were 1,090,769,045 shares of common stock outstanding.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUE	$5,578	5,902	11,225	11,847
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,446	2,730	4,966	5,533
Selling, general and administrative	960	1,115	1,892	2,224
Depreciation and amortization	1,196	1,290	2,384	2,573
Goodwill impairment	—	—	6,506	—
Total operating expenses	4,602	5,135	15,748	10,330
OPERATING INCOME (LOSS)	976	767	(4,523)	1,517
OTHER (EXPENSE) INCOME
Interest expense	(518)	(546)	(1,041)	(1,081)
Other income, net	44	16	39	37
Total other expense, net	(474)	(530)	(1,002)	(1,044)
INCOME (LOSS) BEFORE INCOME TAXES	502	237	(5,525)	473
Income tax expense (benefit)	131	(55)	269	66
NET INCOME (LOSS)	$371	292	(5,794)	407
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.35	0.27	(5.41)	0.38
DILUTED	$0.35	0.27	(5.41)	0.38
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,071,341	1,064,711	1,070,110	1,064,663
DILUTED	1,072,813	1,068,819	1,070,110	1,068,414
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
NET INCOME (LOSS)	$371	292	(5,794)	407
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of ($14), ($11), ($28) and ($22) tax	42	34	85	67
Change in net prior service credit, net of $0, ($1), ($1) and ($2) tax	2	2	3	4
Unrealized holding loss on interest rate swaps, net of $8 and $14 tax	(26)	—	(43)	—
Foreign currency translation adjustment and other net of $3, $44, $2 and $30 tax	(8)	(239)	(3)	(160)
Other comprehensive income (loss)	10	(203)	42	(89)
COMPREHENSIVE INCOME (LOSS)	$381	89	(5,752)	318
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$410	488
Restricted cash	3	4
Accounts receivable, less allowance of $139 and $142	2,446	2,398
Assets held for sale	8	12
Other	1,011	918
Total current assets	3,878	3,820
Property, plant and equipment, net of accumulated depreciation of $28,097 and $26,859	25,860	26,408
GOODWILL AND OTHER ASSETS
Goodwill	21,527	28,031
Operating lease assets	1,844	—
Restricted cash	27	26
Customer relationships, net	8,245	8,911
Other intangibles, net	1,962	1,868
Other, net	1,165	1,192
Total goodwill and other assets	34,770	40,028
TOTAL ASSETS	$64,508	70,256
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,595	652
Accounts payable	1,634	1,933
Accrued expenses and other liabilities
Salaries and benefits	921	1,104
Income and other taxes	374	337
Current operating lease liabilities	488	—
Interest	294	316
Other	337	357
Current portion of deferred revenue	852	832
Total current liabilities	6,495	5,531
LONG-TERM DEBT	33,193	35,409
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,826	2,527
Benefit plan obligations, net	4,213	4,319
Noncurrent operating lease liabilities	1,467	—
Other	2,622	2,642
Total deferred credits and other liabilities	11,128	9,488
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 1,600,000 shares, issued and outstanding 1,090,137 and 1,080,167 shares	1,090	1,080
Additional paid-in capital	22,342	22,852
Accumulated other comprehensive loss	(2,419)	(2,461)
Accumulated deficit	(7,321)	(1,643)
Total stockholders' equity	13,692	19,828
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,508	70,256
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(5,794)	407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,384	2,573
Impairment of goodwill and other assets	6,506	28
Deferred income taxes	244	400
Provision for uncollectible accounts	85	83
Net (gain) loss on early retirement of debt	(66)	1
Share-based compensation	76	95
Changes in current assets and liabilities:
Accounts receivable	(132)	35
Accounts payable	(266)	(173)
Accrued income and other taxes	20	(147)
Other current assets and liabilities, net	(233)	(276)
Retirement benefits	(8)	(195)
Changes in other noncurrent assets and liabilities, net	67	400
Other, net	—	18
Net cash provided by operating activities	2,883	3,249
INVESTING ACTIVITIES
Capital expenditures	(1,731)	(1,576)
Proceeds from sale of property, plant and equipment and other assets	26	125
Other, net	(12)	(61)
Net cash used in investing activities	(1,717)	(1,512)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	130
Payments of long-term debt	(760)	(123)
Net proceeds (payments) on revolving line of credit	100	(405)
Dividends paid	(554)	(1,156)
Other, net	(30)	(38)
Net cash used in financing activities	(1,244)	(1,592)
Net (decrease) increase in cash, cash equivalents and restricted cash	(78)	145
Cash, cash equivalents and restricted cash at beginning of period	518	587
Cash, cash equivalents and restricted cash at end of period	$440	732
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(22)	292
Interest paid (net of capitalized interest of $32 and $28)	$(1,050)	(1,061)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$410	700
Restricted cash - current	3	5
Restricted cash - noncurrent	27	27
Total	$440	732

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,090	1,079	1,080	1,069
Issuance of common stock through dividend reinvestment, incentive and benefit plans	—	—	10	10
Balance at end of period	1,090	1,079	1,090	1,079
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	22,575	23,316	22,852	23,314
Change in common stock through dividend reinvestment, incentive and benefit plans	(2)	(3)	(14)	(9)
Shares withheld to satisfy tax withholdings	(3)	(10)	(29)	(35)
Share-based compensation and other, net	44	57	77	90
Dividends declared	(272)	—	(544)	—
Balance at end of period	22,342	23,360	22,342	23,360
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,429)	(2,288)	(2,461)	(1,995)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	(407)
Other comprehensive income	10	(203)	42	(89)
Balance at end of period	(2,419)	(2,491)	(2,419)	(2,491)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(7,693)	1,336	(1,643)	1,103
Net income (loss)	371	292	(5,794)	407
Cumulative effect of adoption of ASU 2016-02, Leases, net of $37 tax	—	—	115	—
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	407
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $101 tax	—	—	—	297
Dividends declared	1	(588)	1	(1,174)
Balance at end of period	(7,321)	1,040	(7,321)	1,040
TOTAL STOCKHOLDERS' EQUITY	$13,692	22,988	13,692	22,988
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.54	0.50	1.08

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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses in our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income (loss) for any period.

Included in accounts payable at June 30, 2019 and December 31, 2018, were less than $1 million and $86 million, respectively, representing book overdrafts.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our annual report on Form 10-K for the year ended December 31, 2018.

Derivatives and Hedging
We may use derivative instruments to hedge exposure to interest rate risks arising from fluctuation in interest rates. We account for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments. We do not use derivative financial instruments for speculative purposes.
Derivatives are recognized in the consolidated balance sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we formally document the hedge relationship and the risk management objective for undertaking the hedge which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge.
We entered into five variable-to-fixed interest rate swap agreements during the first quarter 2019 and six variable-to-fixed interest rate swap agreements during the second quarter 2019, which we designated as cash-flow hedges (see Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part 1 of this report). We evaluate the effectiveness of these hedges qualitatively on a quarterly basis. The change in the fair value of the interest rate swaps is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period the hedged transaction affects earnings, due to the fact that the interest rate swaps qualify as effective cash flow hedges.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11.  Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we will recognize ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in ASC 842, with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standard resulted in the recording of operating lease assets and operating lease liabilities of approximately $2.1 billion and $2.2 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $115 million cumulative adjustment to accumulated deficit as of January 1, 2019, for the impact of the new accounting standard. The adjustment to accumulated deficit was driven by the derecognition of our prior failed sale leaseback transaction discussed in our prior periodic reports. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. The standard did not materially impact our consolidated net earnings or our cash flows in the six months ended June 30, 2019.

Effective January 1, 2019, we adopted ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities". ASU 2017-12 amends current guidance on accounting for hedges mainly to align more closely an entity’s risk management activities and financial reporting relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. In addition, amendments in ASU 2017-12 simplify the application of hedge accounting by allowing more time to prepare hedge documentation and perform effectiveness assessments on a qualitative basis after hedges are implemented.  The adoption of this standard will be applied prospectively and did not have an impact on us. See Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are currently reviewing the requirements of the standard and evaluating the impact on our consolidated financial statements.

We are required to adopt the provisions of ASU 2016-13 no later than January 1, 2020. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to accumulated deficit as of the date of adoption.

(2)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$21,527	28,031
Customer relationships, less accumulated amortization of $9,159 and $8,492	$8,245	8,911
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,765 and $2,616	$1,576	1,468
Trade names and patents, less accumulated amortization of $76 and $61	117	131
Total other intangible assets, net	$1,962	1,868

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Each of our January 2019 internal reorganization and the decline in our stock price were events that triggered impairment testing. Consequently, during the first quarter of 2019 we evaluated our goodwill for the internal reorganization in January and again as of March 31, 2019, which led to the first quarter 2019 impairment charge described below. There were no additional triggering events during the second quarter of 2019.

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

 When we performed our October 31, 2018 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. Because our low stock price was the primary trigger for impairment testing, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter of 2019 and concluded that the indicated control premium of approximately 4.5% and 4.1% was reasonable based on recent transactions in the market place. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

The market multiples approach that we used in the quarter ended March 31, 2019 incorporates significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of other cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our failure to attain these forecasted results or changes in trends could result in future impairments. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments. Continued declines in our profitability, cash flows or the sustained, historically low trading prices of our common stock, may result in further impairment.

Amortization expense for intangible assets for the three months ended June 30, 2019 and 2018 totaled $440 million and $447 million, respectively, and for the six months ended June 30, 2019 and 2018 totaled $869 million and $890 million, respectively. As of June 30, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $43.7 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining six months)	$845
2020	1,638
2021	1,198
2022	963
2023	886

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

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2018 through June 30, 2019:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2018	$3,595	5,222	5,193	6,437	7,584	28,031
January 2019 reorganization	—	987	(1,038)	395	(344)	—
Effect of foreign currency rate change	2	—	—	—	—	2
Impairments	(934)	(1,471)	(896)	(3,019)	(186)	(6,506)
As of June 30, 2019	$2,663	4,738	3,259	3,813	7,054	21,527

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total revenue	$5,578	5,902	11,225	11,847
Adjustments for non-ASC 606 revenue (1)	(356)	(325)	(714)	(636)
Total revenue from contracts with customers	$5,222	5,577	10,511	11,211
______________________________________________________________________

(1) Includes regulatory revenue, lease revenue, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income, which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables(1)	$2,379	2,346
Contract assets	141	140
Contract liabilities	1,000	860
(1) Gross customer receivables of $2.5 billion and $2.5 billion, net of allowance for doubtful accounts of $128 million and $132 million, at June 30, 2019 and December 31, 2018, respectively.

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

The following table provides information about revenue recognized for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$44	50	534	573
Performance obligations satisfied in previous periods	—	—	—	—

Performance Obligations

As of June 30, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $6.7 billion. We expect to recognize approximately 75% of this revenue through 2021, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$329	198	281	150
Costs incurred	43	44	47	29
Amortization	(51)	(35)	(41)	(18)
End of period balance	$321	207	287	161

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	(Dollars in millions)
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
Beginning of period balance	$322	187	268	133
Costs incurred	100	78	99	58
Amortization	(101)	(58)	(80)	(30)
End of period balance	$321	207	287	161

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

(4) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

Lease expense consisted of the following:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in millions)
Operating and short-term lease cost	$166	335
Finance lease cost:
Amortization of right-of-use assets	11	23
Interest on lease liability	3	7
Total finance lease cost	14	30
Total lease cost	$180	365

Supplemental unaudited consolidated balance sheet information and other information related to leases:

		June 30,
Leases (millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,844
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	263
Total leased assets		$2,107

Liabilities
Current
Operating	Other current liabilities	$488
Finance	Current portion of long-term debt	32
Noncurrent
Operating	Noncurrent operating lease liabilities	1,467
Finance	Long-term debt	188
Total lease liabilities		$2,175

Weighted-average remaining lease term (years)
Operating leases		7.8
Finance leases		11.2
Weighted-average discount rate
Operating leases		6.96%
Finance leases		5.46%

Supplemental unaudited consolidated cash flow statement information related to leases:

Six Months Ended June 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$351
Operating cash flows from finance leases	6
Finance cash flows from finance leases	17

As of June 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining six months)	$288	22
2020	456	36
2021	367	25
2022	319	23
2023	274	20
Thereafter	895	179
Total lease payments	2,599	305
Less: interest	(644)	(85)
Total	$1,955	220
Less: current portion	(488)	(32)
Long-term portion	$1,467	188

As of June 30, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

CenturyLink leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three and six months ended June 30, 2019, our gross rental income was $205 million and $404 million, respectively, which represents 4% and 4%, respectively, of our operating revenue for the three and six months ended June 30, 2019 and for the three and six months ended June 30, 2018, our gross rental income was $253 million and $472 million, respectively, which represents 4% and 4%, respectively, of our operating revenue for the three and six months ended June 30, 2018.

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

(Dollars in millions)
Capital lease obligations:
2019	$51
2020	36
2021	23
2022	21
2023	20
2024 and thereafter	183
Total minimum payments	334
Less: amount representing interest and executory costs	(100)
Present value of minimum payments	234
Less: current portion	(38)
Long-term portion	$196

At December 31, 2018, our future rental commitments for operating leases were as follows:

Operating Leases
(Dollars in millions)
2019	$675
2020	443
2021	355
2022	279
2023	241
2024 and thereafter	969
Total future minimum payments (1)	$2,962
_______________________________________________________________________________

(1)	Minimum payments have not been reduced by minimum sublease rentals of $101 million due in the future under non-cancelable subleases.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	June 30, 2019	December 31, 2018
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
2017 Revolving Credit Facility	5.151% - 5.237%	2022	$650	550
Term Loan A (3)	LIBOR + 2.75%	2022	1,579	1,622
Term Loan A-1 (3)	LIBOR + 2.75%	2022	342	351
Term Loan B (3)	LIBOR + 2.75%	2025	5,910	5,940
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan (4)	LIBOR + 2.25%	2024	4,611	4,611
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	7,698	8,036
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	5.125% - 6.125%	2021 - 2026	5,315	5,315
Level 3 Parent, LLC
Senior notes	5.750%	2022	600	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	5,956	5,956
Term loan	4.410%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	697
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,450	1,485
Other	9.000%	2019	148	150
Finance lease and other obligations	Various	Various	223	801
Unamortized discounts and other, net			(21)	(8)
Unamortized debt issuance costs			(263)	(283)
Total long-term debt			34,788	36,061
Less current maturities			(1,595)	(652)
Long-term debt, excluding current maturities			$33,193	35,409
______________________________________________________________________

(1)	As of June 30, 2019.

(2)	For information on certain parent or subsidiary guarantees and liens securing this debt, see "Other" below.

(3)	Term Loans A, A-1 and B had interest rates of 5.152% and 5.272% as of June 30, 2019 and December 31, 2018, respectively.

(4)	The Tranche B 2024 Term Loan had an interest rate of 4.652% as of June 30, 2019 and 4.754% as of December 31, 2018, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years as of June 30, 2019:

(Dollars in millions)
2019 (remaining six months)	$496
2020	1,191
2021	3,118
2022	5,386
2023	2,095
2024 and thereafter	22,786
Total long-term debt	$35,072

Repayments

During the six months ended June 30, 2019, CenturyLink and its affiliates repurchased approximately $720 million of their respective debt securities, which primarily included approximately $345 million of Qwest Capital Funding notes and $338 million of CenturyLink, Inc. Senior notes.

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

Compliance

As of June 30, 2019, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Other

In February 2019, we entered into five variable-to-fixed interest rate swap agreements to hedge the interest payments on $2.5 billion notional amount of floating rate debt. See Note 10—Derivative Financial Instruments.

In June 2019, we entered into six variable-to-fixed interest rate swap agreements to hedge the interest payments on $1.5 billion notional amount of floating rate debt. See Note 10—Derivative Financial Instruments.

Subsequent Event

On July 29, 2019, CenturyLink announced that its subsidiary, Level 3 Financing, Inc. will redeem $400 million of its $640 million 6.125% Senior Notes on August 25, 2019.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2018	$87
Accrued to expense	7
Payments, net	(55)
Balance at June 30, 2019	$39

(7)  Employee Benefits

Net periodic benefit (income) expense for our combined pension plan includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Service cost	$14	17	28	33
Interest cost	107	96	217	196
Expected return on plan assets	(153)	(169)	(309)	(342)
Recognition of prior service credit	(2)	(2)	(4)	(4)
Recognition of actuarial loss	56	45	113	89
Net periodic pension benefit expense (income)	$22	(13)	45	(28)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Service cost	$4	5	8	9
Interest cost	28	25	55	49
Recognition of prior service cost	4	5	8	10
Net periodic post-retirement benefit expense	$36	35	71	68

Service costs are included in the cost of services and products and selling, general and administrative line items on the Statement of Operations and all other costs listed above are included in the other income, net line item on the Statement of Operations. Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2019. The amount of required contributions to our qualified pension plan in 2020 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. Based on current circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2019.

(8) Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$371	292	(5,794)	407
Net income (loss) applicable to common stock for computing basic earnings per common share	371	292	(5,794)	407
Net income (loss) as adjusted for purposes of computing diluted earnings per common share	$371	292	(5,794)	407
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,090,342	1,078,986	1,086,966	1,076,273
Non-vested restricted stock	(19,001)	(14,275)	(16,856)	(11,610)
Weighted-average shares outstanding for computing basic earnings per common share	1,071,341	1,064,711	1,070,110	1,064,663
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	—	10
Shares issuable under incentive compensation plans	1,462	4,098	—	3,741
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	1,072,813	1,068,819	1,070,110	1,068,414
Basic earnings (loss) per common share	$0.35	0.27	(5.41)	0.38
Diluted earnings (loss) per common share (1)	$0.35	0.27	(5.41)	0.38
______________________________________________________________________

(1)
For the six months ended June 30, 2019, we excluded from the calculation of diluted loss per share 2.4 million shares, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 14.3 million and 9.9 million for the three and six months ended June 30, 2019, respectively, and 3.1 million and 3.7 million for the three and six months ended June 30, 2018, respectively.

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

The following table presents the carrying amounts and estimated fair values of CenturyLink, Inc.'s financial liabilities as of June 30, 2019 and December 31, 2018:

		June 30, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$34,565	34,914	35,260	32,915
Interest rate swap contracts (see Note 10)	2	$57	57	—	—

(10) Derivative Financial Instruments

From time to time, CenturyLink, Inc. uses derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in AOCI and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings, due to the fact that the interest rate swap agreements qualify as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

In February 2019, we entered into five variable-to-fixed interest rate swap agreements to hedge the interest payments on $2.5 billion notional amount of floating rate debt. The five interest rate swap agreements are with different counterparties; one for $700 million and the other four for $450 million each. The transactions were effective beginning March 31, 2019 and mature March 31, 2022. Under the terms of these interest rate swap transactions, we receive interest payments based on one month floating LIBOR terms and pay interest at the fixed rate of 2.48%. We evaluate the effectiveness of these hedges qualitatively on a quarterly basis.

In June 2019, we entered into six variable-to-fixed interest rate swap agreements to hedge the interest payments on $1.5 billion notional amount of floating rate debt. The six interest rate swap agreements are with different counterparties for $250 million each. The transactions were effective beginning June 30, 2019 and mature June 30, 2022. Under the terms of these interest rate swap transactions, we receive interest payments based on one month floating LIBOR terms and pay interest at the fixed rate of 1.58%. We evaluate the effectiveness of these hedges qualitatively on a quarterly basis.

CenturyLink, Inc. is exposed to credit related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor the financial market and the risk that our counterparties will default on their obligations as part of our quarterly qualitative effectiveness evaluation. This credit risk is generally limited to the unrealized losses in such contracts, should any of these counterparties fail to perform as contracted.

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlement payments are made throughout the term of the swaps.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets as follows (in millions):

	Liability Derivatives
	June 30, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$57

The amount of losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2019
Cash flow hedging contracts
Three months ended June 30,	$34
Six months ended June 30,	$57

Amounts currently included in AOCI will be reflected as earnings prior to the settlement of these cash flow hedging contracts in 2022. We estimate that $12.1 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of June 30, 2019) will be reflected as earnings within the next twelve months. Our interest rate swap agreements designated as cash flow hedging contracts qualify as effective hedge relationships.

(11)  Segment Information

In January 2019, Jeff Storey, our CODM, announced a new organization structure and began managing our operations in the following five segments: International and Global Accounts Management, Enterprise, Small and Medium Business, Wholesale and Consumer. In addition, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs that were previously reported in segments are managed separately and included in "Operations and Other", in the tables below. We reclassified certain prior period amounts to conform to the current period presentation.

At June 30, 2019, we had the following five reportable segments:

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

•	Other, which includes consumer retail video revenue (including our facilities-based video revenue), professional services and other ancillary services.

The following table summarizes our segment results and operating revenue detail for our product and services for the three months ended June 30, 2019.

	Three Months Ended June 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$420	681	290	339	—	1,730	—	1,730
Transport and Infrastructure	333	368	106	484	—	1,291	—	1,291
Voice and Collaboration	94	390	328	193	—	1,005	—	1,005
IT and Managed Services	55	66	12	2	—	135	—	135
Broadband	—	—	—	—	718	718	—	718
Voice	—	—	—	—	477	477	—	477
Regulatory	—	—	—	—	158	158	—	158
Other	—	—	—	—	64	64	—	64
Total Revenue	902	1,505	736	1,018	1,417	5,578	—	5,578
Expenses:
Cost of services and products	258	497	147	145	77	1,124	1,322	2,446
Selling, general and administrative	68	143	120	21	110	462	498	960
Less: share-based compensation	—	—	—	—	—	—	(43)	(43)
Total expense	326	640	267	166	187	1,586	1,777	3,363
Total adjusted EBITDA	$576	865	469	852	1,230	3,992	(1,777)	2,215

The following table summarizes our segment results and operating revenue detail for our product and services for the three months ended June 30, 2018.

	Three Months Ended June 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$431	667	299	349	—	1,746	—	1,746
Transport and Infrastructure	309	381	135	539	—	1,364	—	1,364
Voice and Collaboration	94	398	371	226	—	1,089	—	1,089
IT and Managed Services	69	77	14	2	—	162	—	162
Broadband	—	—	—	—	705	705	—	705
Voice	—	—	—	—	546	546	—	546
Regulatory	—	—	—	—	185	185	—	185
Other	—	—	—	—	105	105	—	105
Total Revenue	903	1,523	819	1,116	1,541	5,902	—	5,902
Expenses:
Cost of services and products	263	500	147	167	124	1,201	1,529	2,730
Selling, general and administrative	64	145	136	23	136	504	611	1,115
Less: share-based compensation	—	—	—	—	—	—	(54)	(54)
Total expense	327	645	283	190	260	1,705	2,086	3,791
Total adjusted EBITDA	$576	878	536	926	1,281	4,197	(2,086)	2,111

The following table summarizes our segment results and operating revenue detail for our product and services for the six months ended June 30, 2019.

	Six Months Ended June 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$840	1,369	590	680	—	3,479	—	3,479
Transport and Infrastructure	653	732	213	983	—	2,581	—	2,581
Voice and Collaboration	188	787	664	389	—	2,028	—	2,028
IT and Managed Services	112	140	24	3	—	279	—	279
Broadband	—	—	—	—	1,440	1,440	—	1,440
Voice	—	—	—	—	966	966	—	966
Regulatory	—	—	—	—	317	317	—	317
Other	—	—	—	—	135	135	—	135
Total Revenue	1,793	3,028	1,491	2,055	2,858	11,225	—	11,225
Expenses:
Cost of services and products	517	993	300	286	164	2,260	2,706	4,966
Selling, general and administrative	136	292	252	41	219	940	952	1,892
Less: share-based compensation	—	—	—	—	—	—	(76)	(76)
Total expense	653	1,285	552	327	383	3,200	3,582	6,782
Total adjusted EBITDA	$1,140	1,743	939	1,728	2,475	8,025	(3,582)	4,443

The following table summarizes our segment results and operating revenue detail for our product and services for the six months ended June 30, 2018.

	Six Months Ended June 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$871	1,332	590	688	—	3,481	—	3,481
Transport and Infrastructure	630	780	245	1,077	—	2,732	—	2,732
Voice and Collaboration	195	808	740	457	—	2,200	—	2,200
IT and Managed Services	142	150	28	4	—	324	—	324
Broadband	—	—	—	—	1,417	1,417	—	1,417
Voice	—	—	—	—	1,103	1,103	—	1,103
Regulatory	—	—	—	—	368	368	—	368
Other	—	—	—	—	222	222	—	222
Total Revenue	1,838	3,070	1,603	2,226	3,110	11,847	—	11,847
Expenses:
Cost of services and products	535	1,014	300	343	282	2,474	3,059	5,533
Selling, general and administrative	132	297	263	47	271	1,010	1,214	2,224
Less: share-based compensation	—	—	—	—	—	—	(95)	(95)
Total expense	667	1,311	563	390	553	3,484	4,178	7,662
Total adjusted EBITDA	$1,171	1,759	1,040	1,836	2,557	8,363	(4,178)	4,185

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The total amount of such surcharges and transaction taxes that we included in revenues aggregated to $232 million and $229 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $480 million and $476 million, for the six months ended June 30, 2019 and June 30, 2018, respectively. These USF surcharges, where we record revenue and transaction taxes, are assigned to the product and service categories of each segment based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

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

The following table reconciles total segment adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total segment adjusted EBITDA	$3,992	4,197	8,025	8,363
Depreciation and amortization	(1,196)	(1,290)	(2,384)	(2,573)
Impairment of goodwill	—	—	(6,506)	—
Other operating expenses	(1,777)	(2,086)	(3,582)	(4,178)
Stock-based compensation	(43)	(54)	(76)	(95)
Operating income (loss)	976	767	(4,523)	1,517
Total other expense, net	(474)	(530)	(1,002)	(1,044)
Income (loss) before income taxes	502	237	(5,525)	473
Income tax expense (benefit)	131	(55)	269	66
Net income (loss)	$371	292	(5,794)	407

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2019 aggregated to approximately $134 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Our subsidiaries include both IXCs and LECs which respectively pay and assess significant amounts of the charges in question. The outcomes of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable.

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

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, we have agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. We have accrued for those amounts.

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

Locate Service Investigations

In June 2019, Minnesota and Arizona initiated investigations related to the timeliness of responses by certain of our vendors to requests for marking the location of underground telecommunications facilities. We and our subsidiaries are cooperating with the investigations.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure was $9 million at June 30, 2019.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. A decision on this case is pending.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. We estimate that these assessments, if upheld, could result in a loss of up to $38 million at June 30, 2019 in excess of the accruals established for these matters.

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

(13)  Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2019	December 31, 2018
	(Dollars in millions)
Prepaid expenses	$371	307
Income tax receivable	87	82
Materials, supplies and inventory	151	120
Contract assets	57	52
Contract acquisition costs	174	167
Contract fulfillment costs	105	82
Other	66	108
Total other current assets	$1,011	918

(14)  Accumulated Other Comprehensive Loss

Information Relating to 2019

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2019:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Hedges	Total
	(Dollars in millions)
Balance at December 31, 2018	$(2,173)	(58)	(230)	—	(2,461)
Other comprehensive loss before reclassifications	—	—	(3)	(43)	(46)
Amounts reclassified from accumulated other comprehensive loss	82	6	—	—	88
Net current-period other comprehensive income (loss)	82	6	(3)	(43)	42
Balance at June 30, 2019	$(2,091)	(52)	(233)	(43)	(2,419)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2019:

Three Months Ended June 30, 2019	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$56	Other income, net
Prior service cost	2	Other income, net
Total before tax	58
Income tax benefit	(14)	Income tax expense
Net of tax	$44

Six Months Ended June 30, 2019	Decrease (Increase) in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$113	Other income, net
Prior service cost	4	Other income, net
Total before tax	117
Income tax benefit	(29)	Income tax expense
Net of tax	$88
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

Information Relating to 2018
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income before reclassifications	—	—	(160)	(160)
Amounts reclassified from accumulated other comprehensive loss	64	7	—	71
Net current-period other comprehensive income	64	7	(160)	(89)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(375)	(32)	—	(407)
Balance at June 30, 2018	$(2,042)	(260)	(189)	(2,491)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2018

Three Months Ended June 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$45	Other income, net
Prior service cost	3	Other income, net
Total before tax	48
Income tax benefit	(12)	Income tax expense
Net of tax	$36

Six Months Ended June 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$89	Other income, net
Prior service cost	6	Other income, net
Total before tax	95
Income tax benefit	(24)	Income tax expense
Net of tax	$71
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(15)  Labor Union Contracts

As of June 30, 2019, CenturyLink, Inc. had approximately 43,000 employees. Approximately, 26% of our employees are represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). We believe relations with our employees continue to be generally good. Approximately 3% of our union-represented employees were subject to collective bargaining agreements that expired on June 30, 2019 and are currently being renegotiated. Additionally, approximately 80% of our union-represented employees are subject to collective bargaining agreements that are scheduled to expire over the next 12 months.

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
At June 30, 2019, we served 4.8 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.
Segments

At June 30, 2019, we had the following five segments:

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

Results of Operations

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts)
Operating revenue	$5,578	5,902	11,225	11,847
Operating expenses	4,602	5,135	15,748	10,330
Operating income (loss)	976	767	(4,523)	1,517
Total other expense, net	(474)	(530)	(1,002)	(1,044)
INCOME (LOSS) BEFORE INCOME TAXES	502	237	(5,525)	473
Income tax expense (benefit)	131	(55)	269	66
Net income (loss)	$371	292	(5,794)	407
Basic earnings (loss) per common share	$0.35	0.27	(5.41)	0.38
Diluted earnings (loss) per common share	$0.35	0.27	(5.41)	0.38

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

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services; and

•	IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services.
We categorize our products and services revenue among the following four categories for the Consumer segment:

•	Broadband, which include consumer broadband revenue;

•	Voice, which include consumer local and long-distance revenue;

•
Regulatory Revenue, which consist of (i) Universal Service Fund ("USF"), Connect America Fund ("CAF") and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which include consumer retail video revenue (including our facilities-based video revenue), professional services and other ancillary services.
The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$1,730	1,746	(16)	(1)%
Transport and Infrastructure	1,291	1,364	(73)	(5)%
Voice and Collaboration	1,005	1,089	(84)	(8)%
IT and Managed Services	135	162	(27)	(17)%
Broadband	718	705	13	2%
Voice	477	546	(69)	(13)%
Regulatory	158	185	(27)	(15)%
Other	64	105	(41)	(39)%
Total operating revenue	$5,578	5,902	(324)	(5)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$3,479	3,481	(2)	—%
Transport and Infrastructure	2,581	2,732	(151)	(6)%
Voice and Collaboration	2,028	2,200	(172)	(8)%
IT and Managed Services	279	324	(45)	(14)%
Broadband	1,440	1,417	23	2%
Voice	966	1,103	(137)	(12)%
Regulatory	317	368	(51)	(14)%
Other	135	222	(87)	(39)%
Total operating revenue	$11,225	11,847	(622)	(5)%

Our total operating revenue decreased by $324 million, or 5%, and $622 million, or 5%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily due to decreases in seven of the eight revenue categories. Voice revenue under our Consumer segment, transport and infrastructure revenue under our Wholesale, Enterprise and Small and Medium Business segments and voice and collaboration revenue under our Wholesale and Small and Medium Business segments experienced our largest decreases. See further analysis on operating revenue in segment results below.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,446	2,730	(284)	(10)%
Selling, general and administrative	960	1,115	(155)	(14)%
Depreciation and amortization	1,196	1,290	(94)	(7)%
Total operating expenses	$4,602	5,135	(533)	(10)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,966	5,533	(567)	(10)%
Selling, general and administrative	1,892	2,224	(332)	(15)%
Depreciation and amortization	2,384	2,573	(189)	(7)%
Goodwill impairment	6,506	—	6,506	nm
Total operating expenses	$15,748	10,330	5,418	52%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $284 million, or 10%, and $567 million or 10%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in costs of services and products (exclusive of depreciation and amortization) for both periods was attributable to lower salaries and wages and employee related expenses from lower headcount, reduced network expenses and voice usage costs, reduced customer premises equipment costs from lower sales, a decline in content costs for Prism TV, and lower space and power expenses. These declines were slightly offset by higher professional services and right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $155 million, or 14%, and $332 million, or 15%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in selling, general and administrative expenses for both periods was attributable to lower salaries and wages and employee related expenses from lower headcount, a decline in contract labor costs, lower rent expense due largely to lease terminations over the past year, and a reduction in marketing and advertising expenses. These declines were slightly offset by higher professional fees and internal commissions.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$756	843	(87)	(10)%
Amortization	440	447	(7)	(2)%
Total depreciation and amortization	$1,196	1,290	(94)	(7)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$1,515	1,683	(168)	(10)%
Amortization	869	890	(21)	(2)%
Total depreciation and amortization	$2,384	2,573	(189)	(7)%
Depreciation expense decreased by $87 million, or 10%, and $168 million, or 10%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily due to a net decline in depreciable assets of $26 million and $61 million for the three and six month periods, the impact of annual rate depreciable life changes of $27 million and $54 million for the three and six month periods, and the discontinuation of depreciation on failed sale leaseback assets of $17 million and $35 million for the three and six month periods. These decreases were partially offset by increases associated with purchase price depreciation adjustments of $2 million and $15 million for the three and six month periods.

Amortization expense decreased by $7 million, or 2%, and $21 million, or 2%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily due to decreases associated with the use of accelerated amortization methods for a portion of the customer intangibles of $18 million and $36 million for the three and six month periods and decreases associated with annual rate amortizable life changes of software of $6 million and $13 million for the three and six month periods. These decreases were partially offset by net growth in amortizable assets of $17 million and $36 million for the three and six month periods.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Each of our January 2019 internal reorganization and the decline in our stock price were events in the first quarter of 2019 that triggered impairment testing. Consequently, during the first quarter of 2019 we evaluated our goodwill in January and again as of March 31, 2019 . There were no additional triggering events during the second quarter of 2019.

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

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period. Because our low stock price was a trigger for impairment testing, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values of annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter and concluded that the indicated control premium of approximately 4.5% and 4.1% were reasonable based on recent transactions in the market place. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(518)	(546)	(28)	(5)%
Other income, net	44	16	28	175%
Total other expense, net	$(474)	(530)	(56)	(11)%
Income tax expense (benefit)	$131	(55)	186	nm

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(1,041)	(1,081)	(40)	(4)%
Other income, net	39	37	2	5%
Total other expense, net	$(1,002)	(1,044)	(42)	(4)%
Income tax expense (benefit)	$269	66	203	nm
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense

Interest expense decreased by $28 million, or 5%, and $40 million, or 4%, respectively, for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. The decrease in interest expense was primarily due to the decrease in long term debt from $37.3 billion at June 30, 2018 to $34.8 billion at June 30, 2019.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income, net increased by $28 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Other income, net increased by $2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in other income, net for both periods was primarily due the gain on the early extinguishment of debt, which was partially offset by increased pension and postretirement net periodic expense.

Income Tax Expense

For the three and six months ended June 30, 2019, our effective income tax rate was 26.1% and (4.9)%, respectively and for the three and six months ended June 30, 2018, our effective income tax rate was (23.2)% and 14.0%, respectively. The effective tax rate for the six months ended June 30, 2019 was primarily due to the goodwill impairment. Without the goodwill impairment, the rate would have been 27.4%. The effective tax rate for the six months ended June 30, 2018 was significantly impacted by the tax reform impact of filing tax accounting method changes relating to our 2017 Federal income tax return that significantly accelerated tax deductions into 2017, allowing a carryback claim to 2016 resulting in a tax benefit, net of uncertain positions, of $142 million, offset by purchase price accounting adjustments resulting from the Level 3 acquisition and the tax reform impact on those adjustments of $76 million.

Segment Results

General

For financial reporting purposes, we have determined that as of June 30, 2019 we had five reportable segments.

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

The results of our reportable segments for the three months ended June 30, 2019 and 2018 are summarized below:

	Three Months Ended June 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$902	1,505	736	1,018	1,417	5,578	—	5,578
Expenses:
Cost of services and products	258	497	147	145	77	1,124	1,322	2,446
Selling, general and administrative	68	143	120	21	110	462	498	960
Less: share-based compensation	—	—	—	—	—	—	(43)	(43)
Total expense	326	640	267	166	187	1,586	1,777	3,363
Total adjusted EBITDA	$576	865	469	852	1,230	3,992	(1,777)	2,215

	Three Months Ended June 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$903	1,523	819	1,116	1,541	5,902	—	5,902
Expenses:
Cost of services and products	263	500	147	167	124	1,201	1,529	2,730
Selling, general and administrative	64	145	136	23	136	504	611	1,115
Less: share-based compensation	—	—	—	—	—	—	(54)	(54)
Total expense	327	645	283	190	260	1,705	2,086	3,791
Total adjusted EBITDA	$576	878	536	926	1,281	4,197	(2,086)	2,111

The following table summarized the variances for our segments for the three months ended June 30, 2019 to the three months ended June 30, 2018:

	Variances
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$(1)	(18)	(83)	(98)	(124)	(324)	—	(324)
Expenses:
Cost of services and products	(5)	(3)	—	(22)	(47)	(77)	(207)	(284)
Selling, general and administrative	4	(2)	(16)	(2)	(26)	(42)	(113)	(155)
Less: share-based compensation	—	—	—	—	—	—	11	11
Total expense	(1)	(5)	(16)	(24)	(73)	(119)	(309)	(428)
Total adjusted EBITDA	$—	(13)	(67)	(74)	(51)	(205)	309	104

The results of our reportable segments for the six months ended June 30, 2019 and 2018 are summarized below:

	Six Months Ended June 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$1,793	3,028	1,491	2,055	2,858	11,225	—	11,225
Expenses:
Cost of services and products	517	993	300	286	164	2,260	2,706	4,966
Selling, general and administrative	136	292	252	41	219	940	952	1,892
Less: share-based compensation	—	—	—	—	—	—	(76)	(76)
Total expense	653	1,285	552	327	383	3,200	3,582	6,782
Total adjusted EBITDA	$1,140	1,743	939	1,728	2,475	8,025	(3,582)	4,443

	Six Months Ended June 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$1,838	3,070	1,603	2,226	3,110	11,847	—	11,847
Expenses:
Cost of services and products	535	1,014	300	343	282	2,474	3,059	5,533
Selling, general and administrative	132	297	263	47	271	1,010	1,214	2,224
Less: share-based compensation	—	—	—	—	—	—	(95)	(95)
Total expense	667	1,311	563	390	553	3,484	4,178	7,662
Total adjusted EBITDA	$1,171	1,759	1,040	1,836	2,557	8,363	(4,178)	4,185

The following table summarized the variances for our segments for the six months ended June 30, 2019 to the six months ended June 30, 2018:

	Variances
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$(45)	(42)	(112)	(171)	(252)	(622)	—	(622)
Expenses:
Cost of services and products	(18)	(21)	—	(57)	(118)	(214)	(353)	(567)
Selling, general and administrative	4	(5)	(11)	(6)	(52)	(70)	(262)	(332)
Less: share-based compensation	—	—	—	—	—	—	19	19
Total expense	(14)	(26)	(11)	(63)	(170)	(284)	(596)	(880)
Total adjusted EBITDA	$(31)	(16)	(101)	(108)	(82)	(338)	596	258

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

International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale Segments

The operations of these four segments have been, and are expected to continue to be, impacted by several significant trends, including those described below:

Revenue. Our mix of total revenue from these segments continue to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our segment customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. Demand for our private lines services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technology migration to higher-speed services. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. Sustained expansion in competitive cloud computing offerings by technology companies and other competitors has led to other increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. Our traditional wireline revenue has been, and we expect it will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenue have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by various factors. For example, many of our segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenue and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, many of whom have experienced substantial budget cuts over the past several years, with the possibility of additional future budget cuts.

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

Operating Efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions, while achieving operational efficiencies and improving our processes through automation. However, our ongoing efforts to attract new customers will continue to require that we incur higher costs in some areas, sometimes in advance of realizing the potential benefits of these efforts. We also expect our segments to benefit indirectly from any enhanced efficiencies in our company-wide network operations.

International and Global Accounts Segment

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$420	431	(11)	(3)%
Transport and Infrastructure	333	309	24	8%
Voice and Collaboration	94	94	—	—%
IT and Managed Services	55	69	(14)	(20)%
Total Revenue	902	903	(1)	—%
Expenses:
Cost of services and products	258	263	(5)	(2)%
Selling, general and administrative	68	64	4	6%
Total expense	326	327	(1)	—%
Total adjusted EBITDA	$576	576	—	—%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$840	871	(31)	(4)%
Transport and Infrastructure	653	630	23	4%
Voice and Collaboration	188	195	(7)	(4)%
IT and Managed Services	112	142	(30)	(21)%
Total Revenue	1,793	1,838	(45)	(2)%
Expenses:
Cost of services and products	517	535	(18)	(3)%
Selling, general and administrative	136	132	4	3%
Total expense	653	667	(14)	(2)%
Total adjusted EBITDA	$1,140	1,171	(31)	(3)%

Three and Six Months Ended June 30, 2019 Compared to the same periods Ended June 30, 2018

Segment revenue decreased $1 million, or less than 1% for the three months ended June 30, 2019 compared to June 30, 2018 and $45 million or 2%, for the six months ended June 30, 2019 compared to June 30, 2018. Excluding the impact of foreign currency fluctuations, segment revenue increased $14 million, or 2% for the three months ended June 30, 2019 compared to June 30, 2018 and decreased $13 million or 1%, for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•	For both periods, IT and managed services declined due to a large contract that was renegotiated at lower rates in the second quarter of 2018;

•	for both periods, IP and data services declined mostly due to reduced rates and lower traffic;

•	for the six month period, voice and collaboration declined due to reduced rates and lower traffic resulting from competitive pressure; partially offset by,

•	for both periods, transport and infrastructure increased due to expanded services for large customers.
Segment expenses decreased by $1 million, or less than 1% for the three months ended June 30, 2019 compared to June 30, 2018 and $14 million, or 2% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to a cost of services and products decline commensurate with the revenue decline.

Segment adjusted EBITDA as a percentage of revenue remained flat at 64% for the three months ended June 30, 2019 compared to June 30, 2018 and six months ended June 30, 2019 compared to June 30, 2018.

Enterprise Segment

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$681	667	14	2%
Transport and Infrastructure	368	381	(13)	(3)%
Voice and Collaboration	390	398	(8)	(2)%
IT and Managed Services	66	77	(11)	(14)%
Total Revenue	1,505	1,523	(18)	(1)%
Expenses:
Cost of services and products	497	500	(3)	(1)%
Selling, general and administrative	143	145	(2)	(1)%
Total expense	640	645	(5)	(1)%
Total adjusted EBITDA	$865	878	(13)	(1)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$1,369	1,332	37	3%
Transport and Infrastructure	732	780	(48)	(6)%
Voice and Collaboration	787	808	(21)	(3)%
IT and Managed Services	140	150	(10)	(7)%
Total Revenue	3,028	3,070	(42)	(1)%
Expenses:
Cost of services and products	993	1,014	(21)	(2)%
Selling, general and administrative	292	297	(5)	(2)%
Total expense	1,285	1,311	(26)	(2)%
Total adjusted EBITDA	$1,743	1,759	(16)	(1)%

Three and Six Months Ended June 30, 2019 Compared to the same periods Ended June 30, 2018

Segment revenue decreased $18 million or 1% for the three months ended June 30, 2019 compared to June 30, 2018 and $42 million or 1% for the six months ended June 30, 2019 compared to June 30, 2018, due to:

•
For both periods, transport and infrastructure declined mainly due to decreased equipment sales in addition to lower professional services revenue, coupled with the impact of the United States Federal Government shut down for a portion of the six month period;

•	for both periods, voice and collaboration declined, driven by a combination of customers discontinuing traditional voice TDM products and lower rates on customers transitioning to VoIP;

•	for both periods, IT and managed services declined mainly due to a loss of a couple of large customers;

•
for both periods, IP and data services revenue increased, which offset some of these declines, driven mainly by customers migrating off traditional wireline services and onto more technologically advanced products.

Segment expenses decreased by $5 million or 1% for the three months ended June 30, 2019 compared to June 30, 2018 and $26 million or 2% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•	For both periods, cost of services and products declined primarily driven by lower equipment expenses;

•	for both periods selling, general and administrative costs decreased due to lower headcount costs and commissions partially offset by increased professional fees.
Segment adjusted EBITDA as a percentage of revenue remained flat at approximately 57% for the three months ended June 30, 2019 compared to June 30, 2018 and six months ended June 30, 2019 compared to June 30, 2018.

Small and Medium Business Segment

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$290	299	(9)	(3)%
Transport and Infrastructure	106	135	(29)	(21)%
Voice and Collaboration	328	371	(43)	(12)%
IT and Managed Services	12	14	(2)	(14)%
Total Revenue	736	819	(83)	(10)%
Expenses:
Cost of services and products	147	147	—	—%
Selling, general and administrative	120	136	(16)	(12)%
Total expense	267	283	(16)	(6)%
Total adjusted EBITDA	$469	536	(67)	(13)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$590	590	—	—%
Transport and Infrastructure	213	245	(32)	(13)%
Voice and Collaboration	664	740	(76)	(10)%
IT and Managed Services	24	28	(4)	(14)%
Total Revenue	1,491	1,603	(112)	(7)%
Expenses:
Cost of services and products	300	300	—	—%
Selling, general and administrative	252	263	(11)	(4)%
Total expense	552	563	(11)	(2)%
Total adjusted EBITDA	$939	1,040	(101)	(10)%

Three and Six Months Ended June 30, 2019 Compared to the same periods Ended June 30, 2018

Segment revenue decreased $83 million or 10% for the three months ended June 30, 2019 compared to June 30, 2018 and $112 million, or 7% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•	For both periods, lower voice and collaboration revenue as customers continue to migrate from traditional TDM voice to VoIP type services at lower rates;

•	for both periods, lower transport and infrastructure revenue impacted by continued net losses of customers.

Segment expenses decreased by $16 million or 6% for the three months ended June 30, 2019 compared to June 30, 2018 and $11 million or 2% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•	For both periods, lower employee compensation due to lower headcount, partially offset by

•	higher external commissions for the six months ended.
Segment adjusted EBITDA as a percentage of revenue declined slightly to 63% for the three months ended June 30, 2019 compared to June 30, 2018 and six months ended June 30, 2019 compared to June 30, 2018.

Wholesale Segment

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$339	349	(10)	(3)%
Transport and Infrastructure	484	539	(55)	(10)%
Voice and Collaboration	193	226	(33)	(15)%
IT and Managed Services	2	2	—	—%
Total Revenue	1,018	1,116	(98)	(9)%
Expenses:
Cost of services and products	145	167	(22)	(13)%
Selling, general and administrative	21	23	(2)	(9)%
Total expense	166	190	(24)	(13)%
Total adjusted EBITDA	$852	926	(74)	(8)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$680	688	(8)	(1)%
Transport and Infrastructure	983	1,077	(94)	(9)%
Voice and Collaboration	389	457	(68)	(15)%
IT and Managed Services	3	4	(1)	(25)%
Total Revenue	2,055	2,226	(171)	(8)%
Expenses:
Cost of services and products	286	343	(57)	(17)%
Selling, general and administrative	41	47	(6)	(13)%
Total expense	327	390	(63)	(16)%
Total adjusted EBITDA	$1,728	1,836	(108)	(6)%

Three and Six Months Ended June 30, 2019 Compared to the same periods Ended June 30, 2018

Segment revenue decreased $98 million or 9% for the three months ended June 30, 2019 compared to June 30, 2018 and $171 million or 8% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•
For both periods, voice and collaboration product declined driven by a combination of market rate compression and customer volume losses resulting from insourcing and industry consolidation in addition for the six months ended the reduction of unprofitable customer relationships;

•
for the three months, ended transport and infrastructure revenue declined, primarily driven by net customer losses, network consolidation and grooming as well as a prior year settlement benefit and for the six months ended transport and infrastructure revenue declined, primarily driven by net customer losses, network consolidation and grooming, and higher discounts;

•	for the three months ended, IP and data services revenue declined, primarily driven by customer rate compression.
Segment expenses decreased by $24 million, or 13%, for the three months ended June 30, 2019 compared to June 30, 2018 and $63 million, or 16% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to cost of services and products decline commensurate with the revenue decline, network grooming, revenue product mix and operating synergies.

Segment adjusted EBITDA as a percentage of revenue increased slightly to 84% for the three months ended June 30, 2019 compared to June 30, 2018 and six months ended June 30, 2019 compared to June 30, 2018.

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

	Three Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
Broadband	$718	705	13	2%
Voice	477	546	(69)	(13)%
Regulatory	158	185	(27)	(15)%
Other	64	105	(41)	(39)%
Total Revenue	1,417	1,541	(124)	(8)%
Expenses:
Cost of services and products	77	124	(47)	(38)%
Selling, general and administrative	110	136	(26)	(19)%
Total expense	187	260	(73)	(28)%
Total adjusted EBITDA	$1,230	1,281	(51)	(4)%

	Six Months Ended June 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
Broadband	$1,440	1,417	23	2%
Voice	966	1,103	(137)	(12)%
Regulatory	317	368	(51)	(14)%
Other	135	222	(87)	(39)%
Total Revenue	2,858	3,110	(252)	(8)%
Expenses:
Cost of services and products	164	282	(118)	(42)%
Selling, general and administrative	219	271	(52)	(19)%
Total expense	383	553	(170)	(31)%
Total adjusted EBITDA	$2,475	2,557	(82)	(3)%

Three and Six Months Ended June 30, 2019 Compared to the same periods Ended June 30, 2018

Segment revenue decreased $124 million or 8% for the three months ended June 30, 2019 compared to June 30, 2018 and $252 million or 8% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•
For both periods, decreases in our voice, other and regulatory revenue driven by continued net losses of customers, active discontinuance of video services marketing and the derecognition of our prior failed sales leaseback;

•	for both periods, decline in usage of our traditional voice telecommunications services for the reasons described above; partially offset by

•	for both periods, an increase in Broadband revenue.
Consumer segment expenses decreased by $73 million or 28% for the three months ended June 30, 2019 compared to June 30, 2018 and $170 million or 31% for the six months ended June 30, 2019 compared to June 30, 2018, primarily due to:

•	For both periods, reduction in headcount costs;

•	for both periods, decreased marketing expenses; and

•	lower TV content costs for both periods.
Consumer segment adjusted EBITDA as a percentage of revenue was 87% for both periods in 2019 and approximately 82% for both periods in 2018.

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

Based on our current capital allocation objectives, during 2019 we project expending approximately $3.5 billion to $3.8 billion (excluding integration and transformation capital) of cash for capital investment in property, plant and equipment and approximately $272 million of cash for dividends per quarter on our common stock (based on the assumptions described below under "Dividends"). At June 30, 2019, we had debt maturities of $1.4 billion, scheduled debt principal payments of $164 million and finance lease and other fixed payments of $34 million, each due during the next twelve months. Each of these commitments are described further below. Additionally, on July 29, 2019, CenturyLink announced that its subsidiary, Level 3 Financing, Inc. will redeem $400 million of its $640 million 6.125% Senior Notes on August 25, 2019.

At June 30, 2019, we held cash and cash equivalents of $410 million, and we had approximately $1.5 billion of borrowing capacity available under our revolving credit facility. We had approximately $85 million of cash and cash equivalents outside the United States at June 30, 2019. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes (subject to complying with applicable currency, repatriation or similar laws or limitations).

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

As of June 30, 2019, the credit ratings for the senior unsecured debt and senior secured debt of CenturyLink, Inc. and Level 3 Financing, Inc., as well as the senior unsecured debt of Qwest Corporation and Level 3 Parent, LLC were as follows:

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

Net Operating Losses

As of December 31, 2018, CenturyLink had approximately $7.3 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. On February 13, 2019, we entered into a Section 382 rights agreement designed to safeguard our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Given these uncertainties, we cannot provide any assurances as to the amounts of our gross or net future federal cash tax obligations.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2019 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $272 million based on the number of our outstanding shares at June 30, 2019.

Revolving Facilities and Other Debt Instruments

To substantially fund our acquisition of Level 3, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") which provides for $10.2 billion in senior secured credit facilities. These facilities included a $2.2 billion revolving credit facility with $650 million outstanding as of June 30, 2019 and $8.0 billion of term loan facilities with $7.8 billion outstanding as of June 30, 2019. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) Note 6—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

At June 30, 2019, we had $84 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility.

Additionally, as of June 30, 2019, we had outstanding letters of credit or other similar obligations of approximately $27 million of which $21 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

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

For additional information on the FCC's CAF order and the USF program, see "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2018 and "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of the same annual report. The FCC released a Notice of Proposed Rulemaking on August 1, 2019 to begin the process of developing rules for the Rural Digital Opportunity Fund which is expected to ultimately succeed CAF Phase 2. The content, timing and final implementation rules and the impact on CenturyLink are not known at this time.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Change
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$2,883	3,249	(366)
Net cash used in investing activities	(1,717)	(1,512)	205
Net cash used in financing activities	(1,244)	(1,592)	(348)

Operating Activities

Net cash provided by operating activities decreased by $366 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to an increase in accounts receivables and prepaid expenses as well as a decrease in accrued expenses and accounts payable, partially offset by an increase deferred revenue. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in our investing activities increased by $205 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 substantially due to an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased $348 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, primarily due to the decrease in dividends which reflect the decrease of the per share dividend amount to $0.50 for the six months ended June 30, 2019 from the $1.08 per share amount for the six months ended June 30, 2018, and net payments of long-term debt during the six months ended June 30, 2019 compared six months ended June 30, 2018. These decreases were partially offset by an increase in proceeds from borrowings under our revolving line of credit for the six months ended June 30, 2019 as compared to six months ended June 30, 2018.

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

Market Risk

As of June 30, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

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

In February 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $2.5 billion principal amount of floating rate debt. In June 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $1.5 billion principal amount of floating rate debt. See Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding the Company’s hedging arrangements.

As of June 30, 2019, we had approximately $13.2 billion floating rate debt governed by the London Inter-Bank Offered Rate (LIBOR), $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $9.2 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $92 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 17—Commitments and Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of June 30, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018 related to the existence and accuracy of our revenue transactions.

Remediation Plans

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing remediation plans to address both of the material weaknesses described in that report. During the second quarter, we remediated our material weakness related to the ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed from Level 3. The measures taken to remediate this material weakness are described in further detail in the Changes in Internal Control Over Financial Reporting section below.

The remaining material weakness relates to our ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. This material weakness will not be considered remediated until we have designed and implemented sufficient process level controls and the applicable controls operate for a sufficient period of time such that management has concluded, through testing, that these controls are operating effectively. Based on our progress to date, we expect that the remediation of this material weakness will be completed prior to the end of fiscal 2019.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2019, we designed and documented new processes and internal controls, and strengthened existing process level internal controls, in response to the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to the ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed from Level 3, as described below:

•
We conducted an effective risk assessment to identify and assess changes needed to financial reporting and process level controls related to the fair value measurements of assets acquired and liabilities assumed in future business combinations. We designed and documented new process level internal controls and strengthened existing process level internal controls resulting from our risk assessment over the fair value measures for business combinations for areas in which we deemed there is a reasonable possibility of material misstatement of financial statement items acquired or assumed in a business combination.

•
We prepared and adopted a formal policy that assigns responsibilities to personnel within the company for the design, implementation, and operation of controls over business combination fair value measurements.

•
We disseminated a formal training and information and communication plan that will be utilized in the event of a future business combination to ensure the right information is available to personnel on a timely basis so they can fulfill their control responsibilities related to the fair value measurements.

Management has concluded that these remediation activities have addressed the material weakness related to the fair value measurement of certain assets acquired and liabilities assumed from Level 3 and believes that the design of our process level internal controls over the fair value measurements of certain assets and liabilities assumed in a business combination would operate effectively in the event of a future business combination transaction as of June 30, 2019. Under applicable auditing standards, our independent registered public accounting firm is next scheduled to audit the effectiveness of our internal control over financial reporting as of December 31, 2019 in connection with its audit of our consolidated financial statements as of and for the year ended December 31, 2019.

Other than with respect to the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2019 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Apr-19	56,668	$12.39
May-19	118,090	11.18
Jun-19	138,583	11.19
Total	313,341

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
3.1*	Composite amended and restated articles of incorporation of CenturyLink, Inc. (a Louisiana corporation)
10.1*	Form of Level 3 Communications, LLC Aircraft Time Sharing Agreement
10.2*	Form of CenturyTel Service Group, LLC Aircraft Time Sharing Agreement
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2019.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)