Form 10-Q
period 2019-09-30
CENTURYLINK, INC
filed 2019-11-07
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
On October 31, 2019, there were 1,090,229,100 shares of common stock outstanding.

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

•
statements concerning the anticipated impact of our transactions, investments, product development and other initiatives, including synergies or costs associated with our transformational initiatives, acquisitions or dispositions, and the impact of our participation in government programs;

•
statements about our liquidity, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, dividend and securities repurchase plans, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward looking statements. Factors that could affect actual results include but are not limited to:

•	the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•	the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

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

•	our ability to implement our operating plans and corporate strategies, including our delevering strategies;

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

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to collect our receivables from financially troubled customers;

•	our ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	adverse effects of material weaknesses or any other significant deficiencies identified in our internal controls over financial reporting;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUE	$5,606	5,818	16,831	17,665
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,590	2,672	7,556	8,205
Selling, general and administrative	831	967	2,723	3,191
Depreciation and amortization	1,235	1,285	3,619	3,858
Goodwill impairment	—	—	6,506	—
Total operating expenses	4,656	4,924	20,404	15,254
OPERATING INCOME (LOSS)	950	894	(3,573)	2,411
OTHER (EXPENSE) INCOME
Interest expense	(496)	(557)	(1,537)	(1,638)
Other (loss) income, net	(44)	(8)	(5)	29
Total other expense, net	(540)	(565)	(1,542)	(1,609)
INCOME (LOSS) BEFORE INCOME TAXES	410	329	(5,115)	802
Income tax expense	108	57	377	123
NET INCOME (LOSS)	$302	272	(5,492)	679
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.28	0.25	(5.13)	0.64
DILUTED	$0.28	0.25	(5.13)	0.63
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,072,543	1,066,904	1,070,921	1,065,410
DILUTED	1,074,790	1,072,351	1,070,921	1,069,726
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
NET INCOME (LOSS)	$302	272	(5,492)	679
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of ($13), ($11), ($41) and ($33) tax	41	34	126	101
Change in net prior service credit, net of ($1), $-, ($2) and ($2) tax	2	3	5	7
Unrealized holding loss on interest rate swaps, net of $3 and $17 tax	(11)	—	(54)	—
Foreign currency translation adjustment and other net of $22, ($1), $24 and $29 tax	(112)	(1)	(115)	(161)
Other comprehensive (loss) income	(80)	36	(38)	(53)
COMPREHENSIVE INCOME (LOSS)	$222	308	(5,530)	626
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	December 31, 2018
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,404	488
Restricted cash	3	4
Accounts receivable, less allowance of $143 and $142	2,290	2,398
Assets held for sale	8	12
Other	884	918
Total current assets	4,589	3,820
Property, plant and equipment, net of accumulated depreciation of $28,760 and $26,859	25,874	26,408
GOODWILL AND OTHER ASSETS
Goodwill	21,507	28,031
Operating lease assets	1,721	—
Restricted cash	24	26
Customer relationships, net	7,902	8,911
Other intangibles, net	1,977	1,868
Other, net	1,134	1,192
Total goodwill and other assets	34,265	40,028
TOTAL ASSETS	$64,728	70,256
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,744	652
Accounts payable	1,712	1,933
Accrued expenses and other liabilities
Salaries and benefits	882	1,104
Income and other taxes	388	337
Current operating lease liabilities	419	—
Interest	328	316
Other	318	357
Current portion of deferred revenue	798	832
Total current liabilities	6,589	5,531
LONG-TERM DEBT	33,381	35,409
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,910	2,527
Benefit plan obligations, net	4,140	4,319
Noncurrent operating lease liabilities	1,351	—
Other	2,683	2,642
Total deferred credits and other liabilities	11,084	9,488
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 1,600,000 shares, issued and outstanding 1,090,326 and 1,080,167 shares	1,090	1,080
Additional paid-in capital	22,101	22,852
Accumulated other comprehensive loss	(2,499)	(2,461)
Accumulated deficit	(7,018)	(1,643)
Total stockholders' equity	13,674	19,828
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,728	70,256
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(5,492)	679
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,619	3,858
Impairment of goodwill and other assets	6,516	46
Deferred income taxes	350	486
Provision for uncollectible accounts	116	119
Net (gain) loss on early retirement of debt	(70)	30
Share-based compensation	114	144
Changes in current assets and liabilities:
Accounts receivable	(7)	(8)
Accounts payable	(265)	(151)
Accrued income and other taxes	131	217
Other current assets and liabilities, net	(323)	(42)
Retirement benefits	(24)	(639)
Changes in other noncurrent assets and liabilities, net	72	324
Other, net	34	(27)
Net cash provided by operating activities	4,771	5,036
INVESTING ACTIVITIES
Capital expenditures	(2,688)	(2,260)
Proceeds from sale of property, plant and equipment and other assets	54	125
Other, net	(37)	(61)
Net cash used in investing activities	(2,671)	(2,196)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	988	130
Payments of long-term debt	(1,459)	(1,539)
Net proceeds on revolving line of credit	150	185
Dividends paid	(829)	(1,735)
Other, net	(37)	(48)
Net cash used in financing activities	(1,187)	(3,007)
Net increase (decrease) in cash, cash equivalents and restricted cash	913	(167)
Cash, cash equivalents and restricted cash at beginning of period	518	587
Cash, cash equivalents and restricted cash at end of period	$1,431	420
Supplemental cash flow information:
Income taxes refunded, net	$54	674
Interest paid (net of capitalized interest of $50 and $42)	$(1,506)	(1,571)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,404	390
Restricted cash - current	3	3
Restricted cash - noncurrent	24	27
Total	$1,431	420

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,090	1,079	1,080	1,069
Issuance of common stock through dividend reinvestment, incentive and benefit plans	—	2	10	12
Balance at end of period	1,090	1,081	1,090	1,081
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	22,342	23,360	22,852	23,314
Change in common stock through dividend reinvestment, incentive and benefit plans	(1)	7	(15)	(2)
Shares withheld to satisfy tax withholdings	(6)	(15)	(35)	(50)
Share-based compensation and other, net	38	47	115	137
Dividends declared	(272)	—	(816)	—
Balance at end of period	22,101	23,399	22,101	23,399
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,419)	(2,491)	(2,461)	(1,995)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	(407)
Other comprehensive (loss) income	(80)	36	(38)	(53)
Balance at end of period	(2,499)	(2,455)	(2,499)	(2,455)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(7,321)	1,040	(1,643)	1,103
Net income (loss)	302	272	(5,492)	679
Cumulative effect of adoption of ASU 2016-02, Leases, net of $37 tax	—	—	115	—
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	—	407
Cumulative effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of ($17) and ($117) tax	—	49	—	346
Dividends declared	1	(584)	2	(1,758)
Balance at end of period	(7,018)	777	(7,018)	777
TOTAL STOCKHOLDERS' EQUITY	$13,674	22,802	13,674	22,802
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.54	0.75	1.62

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

(1)     Background

General

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our residential and business customers. Our specific products and services are detailed in Note 11—Segment Information

Basis of Presentation

Our consolidated balance sheet as of December 31, 2018, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other, net, under financing activities.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses in our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income (loss) for any period.

Included in accounts payable at September 30, 2019 and December 31, 2018, were $2 million and $86 million, respectively, representing book overdrafts.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our annual report on Form 10-K for the year ended December 31, 2018.

Derivatives and Hedging

We may use derivative instruments to hedge exposure to interest rate risks arising from fluctuation in interest rates. We account for derivative instruments in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments. We do not use derivative financial instruments for speculative purposes.
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
We entered into five variable-to-fixed interest rate swap agreements during the first quarter 2019 and six variable-to-fixed interest rate swap agreements during the second quarter 2019, which we designated as cash-flow hedges. We evaluate the effectiveness of these hedges qualitatively on a quarterly basis. The change in the fair value of the interest rate swaps is reflected in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and is subsequently reclassified into earnings in the period the hedged transaction affects earnings, due to the fact that the interest rate swaps qualify as effective cash flow hedges. For more information see Note 10—Derivative Financial Instruments.

Recently Adopted Accounting Pronouncements

We adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11.  Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we will not make the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.
On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $2.1 billion and $2.2 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $115 million cumulative adjustment (net of tax) to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards. The adjustment to accumulated deficit was driven by the derecognition of our prior failed sale leaseback transaction discussed in our prior periodic reports. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. The standards did not materially impact our consolidated net earnings or our cash flows in the nine months ended September 30, 2019.

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

Recently Issued Accounting Pronouncements

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires our management team to estimate the total credit losses expected on the portfolio of financial instruments. We are evaluating the potential impact ASU 2016-13 will have on our financial assets measured at amortized cost including, but not limited to, customer receivables and contract asset balances.

Over the fourth quarter we will complete our evaluation of the impact to our accounting and internal controls over financial reporting as a result of ASU 2016-13. We expect to adopt ASU 2016-13 on January 1, 2020 and recognize the impacts through a cumulative adjustment to accumulated deficit as of the date of adoption.

(2)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Goodwill	$21,507	28,031
Customer relationships, less accumulated amortization of $9,481 and $8,492	$7,902	8,911
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,858 and $2,616	$1,599	1,468
Trade names and patents, less accumulated amortization of $83 and $61	109	131
Total other intangible assets, net	$1,977	1,868

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Both our January 2019 internal reorganization and the decline in our stock price triggered impairment testing in the first quarter of 2019. Consequently, we evaluated our goodwill for the internal reorganization in January 2019 and again as of March 31, 2019, which led to the first quarter 2019 impairment charges described below. In our judgment, there were no additional triggering events during the second or third quarter of 2019.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the difference.

 When we performed our October 31, 2018 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. Because our low stock price was a key trigger for impairment testing in early 2019, we estimated the fair value of our operations using only the market approach in the quarter ended March 31, 2019. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter of 2019 and concluded that the indicated control premium of approximately 4.5% and 4.1% was reasonable based on recent transactions in the market place. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

The market multiples approach that we used in the quarter ended March 31, 2019 incorporated significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of other cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our failure to attain these forecasted results or changes in trends could result in future impairments. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments. Continued declines in our profitability or cash flows or continued sustained low trading prices of our common stock may result in further impairment.

Amortization expense for intangible assets for the three months ended September 30, 2019 and 2018 totaled $438 million and $446 million, respectively, and for the nine months ended September 30, 2019 and 2018 totaled $1.3 billion and $1.3 billion, respectively. As of September 30, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $43.8 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2019 through 2023 will be as follows:

(Dollars in millions)
2019 (remaining three months)	$427
2020	1,647
2021	1,212
2022	983
2023	898

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

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2018 through September 30, 2019:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2018	$3,595	5,222	5,193	6,437	7,584	28,031
January 2019 reorganization	—	987	(1,038)	395	(344)	—
Effect of foreign currency rate change and other	(18)	—	—	—	—	(18)
Impairments	(934)	(1,471)	(896)	(3,019)	(186)	(6,506)
As of September 30, 2019	$2,643	4,738	3,259	3,813	7,054	21,507

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total revenue	$5,606	5,818	16,831	17,665
Adjustments for non-ASC 606 revenue (1)	(355)	(312)	(1,069)	(947)
Total revenue from contracts with customers	$5,251	5,506	15,762	16,718
______________________________________________________________________

(1) Includes regulatory revenue, lease revenue, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income, none of which are within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables(1)	$2,224	2,346
Contract assets	145	140
Contract liabilities	987	860
(1) Gross customer receivables of $2.4 billion and $2.5 billion, net of allowance for doubtful accounts of $133 million and $132 million, at September 30, 2019 and December 31, 2018, respectively.

Contract liabilities consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which ranges from one to seven years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets.

The following table provides information about revenue recognized for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Revenue recognized in the period from:
Amounts included in contract liability at the beginning of the period (January 1, 2019 and 2018, respectively)	$47	56	581	629
Performance obligations satisfied in previous periods	—	—	—	—

Performance Obligations

As of September 30, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are partially or wholly unsatisfied is approximately $7.3 billion. We expect to recognize approximately 75% of this revenue through 2021, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$321	207	287	161
Costs incurred	48	41	53	46
Amortization	(50)	(32)	(44)	(34)
End of period balance	$319	216	296	173

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$322	187	268	133
Costs incurred	148	119	152	104
Amortization	(151)	(90)	(124)	(64)
End of period balance	$319	216	296	173

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of communications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and an expected contract term between 12 and 60 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1— Background.

We primarily lease various office facilities, switching and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

We determine if an arrangement is a lease at inception and whether that lease meets the classification criteria of a finance or operating lease. Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rates. As part of the present value calculation for the lease liabilities, we use an incremental borrowing rate as the rates implicit in the leases are not readily determinable. The incremental borrowing rates used for lease accounting are based on our unsecured rates, adjusted to approximate the rates at which we could borrow on a collateralized basis over a term similar to the recognized lease term. We apply the incremental borrowing rates to lease components using a portfolio approach based upon the length of the lease term and the reporting entity in which the lease resides. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Some of our lease arrangements contain lease components (including fixed payments, such as, rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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

Lease expense consisted of the following:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(Dollars in millions)
Operating and short-term lease cost	$157	492
Finance lease cost:
Amortization of right-of-use assets	11	34
Interest on lease liability	2	9
Total finance lease cost	13	43
Total lease cost	$170	535

Supplemental unaudited consolidated balance sheet information and other information related to leases:

		September 30,
Leases (Dollars in millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,721
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	253
Total leased assets		$1,974

Liabilities
Current
Operating	Current operating lease liabilities	$419
Finance	Current portion of long-term debt	30
Noncurrent
Operating	Noncurrent operating lease liabilities	1,351
Finance	Long-term debt	182
Total lease liabilities		$1,982

Weighted-average remaining lease term (years)
Operating leases		9.5
Finance leases		11.2
Weighted-average discount rate
Operating leases		6.78%
Finance leases		5.49%

Supplemental unaudited consolidated cash flow statement information related to leases:

Nine Months Ended September 30, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$508
Operating cash flows from finance leases	11
Financing cash flows from finance leases	24

As of September 30, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2019 (remaining three months)	$136	11
2020	453	36
2021	355	25
2022	305	23
2023	262	20
Thereafter	1,004	179
Total lease payments	2,515	294
Less: interest	(745)	(82)
Total	$1,770	212
Less: current portion	(419)	(30)
Long-term portion	$1,351	182

As of September 30, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

CenturyLink leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three and nine months ended September 30, 2019, our gross rental income was $202 million and $606 million, respectively, which represents 4% and 4%, respectively, of our operating revenue for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, our gross rental income was $221 million and $693 million, respectively, which represents 4% and 4%, respectively, of our operating revenue for the three and nine months ended September 30, 2018.

Disclosures under ASC 840

We adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption.

The future annual minimum payments under capital lease agreements as of December 31, 2018 were as follows:

Capital Lease Obligations
(Dollars in millions)
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

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	September 30, 2019	December 31, 2018
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
2017 Revolving Credit Facility	4.786%	2022	$700	550
Term Loan A (3)	LIBOR + 2.75%	2022	1,558	1,622
Term Loan A-1 (3)	LIBOR + 2.75%	2022	338	351
Term Loan B (3)	LIBOR + 2.75%	2025	5,895	5,940
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan (4)	LIBOR + 2.25%	2024	4,611	4,611
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.625% - 7.650%	2019 - 2042	7,446	8,036
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	4.625% - 6.125%	2021 - 2027	5,915	5,315
Level 3 Parent, LLC
Senior notes	5.750%	2022	600	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	5,956	5,956
Term loan	4.050%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	697
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,450	1,485
Other	9.000%	2019	148	150
Finance lease and other obligations	Various	Various	214	801
Unamortized discounts and other, net			(30)	(8)
Unamortized debt issuance costs			(266)	(283)
Total long-term debt			35,125	36,061
Less current maturities			(1,744)	(652)
Long-term debt, excluding current maturities			$33,381	35,409
______________________________________________________________________

(1)	As of September 30, 2019.

(2)	For information on certain parent or subsidiary guarantees and liens securing this debt, see "Other" below.

(3)	Term Loans A, A-1 and B had interest rates of 4.794% and 5.272% as of September 30, 2019 and December 31, 2018, respectively.

(4)	The Tranche B 2024 Term Loan had an interest rate of 4.294% as of September 30, 2019 and 4.754% as of December 31, 2018, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years as of September 30, 2019:

(Dollars in millions)
2019 (remaining three months)	$640
2020	1,190
2021	2,478
2022	5,250
2023	2,095
2024 and thereafter	23,768
Total long-term debt	$35,421

Repayments

During the nine months ended September 30, 2019, CenturyLink and its affiliates repurchased approximately $1.1 billion of their respective debt securities, which primarily included approximately $400 million of Level 3 Financing, Inc. senior notes, $345 million of Qwest Capital Funding senior notes, $340 million of CenturyLink, Inc. senior notes, which resulted in a gain of $70 million. Additionally, during the period CenturyLink paid $249 million of its maturing senior notes and $122 million of amortization payments under its term loans.

New Issuance

On September 25, 2019, Level 3 Financing, Inc. issued $1.0 billion of 4.625% Senior Notes due 2027. The proceeds from the offering together with cash on hand will be used for general corporate purposes, including, without limitation, to redeem all $240 million outstanding principal amount of Level 3 Financing, Inc.'s 6.125% Senior Notes due 2021, all $600 million outstanding principal amount of Level 3 Parent, LLC's 5.75% Senior Notes due 2022 and $160 million of Level 3 Financing, Inc.'s $1 billion in outstanding principal amount of 5.375% Senior Notes due 2022 during the fourth quarter of 2019. See "Subsequent Event" below.

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

Compliance

As of September 30, 2019, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

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

Subsequent Event

On October 15, 2019, we repaid the $148 million outstanding principal amount of Centel Capital Corporation 9.000% notes at maturity. On October 25, 2019 we redeemed all $240 million outstanding principal amount of Level 3 Financing, Inc.'s remaining 6.125% Senior Notes due 2021 and $160 million of Level 3 Financings, Inc.'s $1 billion in outstanding principal amount of 5.375% Senior Notes due 2022. On October 17, 2019 we issued a notice of redemption on all $600 million outstanding principal amount of Level 3 Parent, LLC's 5.75% Senior Notes due 2022 on December 1, 2019.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2018	$87
Accrued to expense	10
Payments, net	(71)
Balance at September 30, 2019	$26

(7)  Employee Benefits

Net periodic benefit expense (income) for our combined pension plan includes the following components:

	Combined Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Service cost	$14	17	42	50
Interest cost	109	99	326	295
Expected return on plan assets	(155)	(171)	(464)	(513)
Recognition of prior service credit	(2)	(2)	(6)	(6)
Recognition of actuarial loss	54	45	167	134
Net periodic pension benefit expense (income)	$20	(12)	65	(40)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Service cost	$3	4	11	13
Interest cost	27	24	82	73
Expected return on assets	—	(1)	—	(1)
Recognition of prior service cost	5	5	13	15
Net periodic post-retirement benefit expense	$35	32	106	100

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

(8) Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$302	272	(5,492)	679
Net income (loss) applicable to common stock for computing basic earnings per common share	302	272	(5,492)	679
Net income (loss) as adjusted for purposes of computing diluted earnings per common share	$302	272	(5,492)	679
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,090,755	1,080,589	1,088,229	1,077,712
Non-vested restricted stock	(18,212)	(13,685)	(17,308)	(12,302)
Weighted-average shares outstanding for computing basic earnings per common share	1,072,543	1,066,904	1,070,921	1,065,410
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	—	10
Shares issuable under incentive compensation plans	2,237	5,437	—	4,306
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	1,074,790	1,072,351	1,070,921	1,069,726
Basic earnings (loss) per common share	$0.28	0.25	(5.13)	0.64
Diluted earnings (loss) per common share (1)	$0.28	0.25	(5.13)	0.63
______________________________________________________________________

(1)
For the nine months ended September 30, 2019, we excluded from the calculation of diluted loss per share 2.3 million shares, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 5.2 million and 8.3 million for the three and nine months ended September 30, 2019, respectively, and 1.5 million and 3.0 million for the three and nine months ended September 30, 2018, respectively.

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

The following table presents the carrying amounts and estimated fair values of CenturyLink, Inc.'s financial liabilities as of September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$34,911	35,739	35,260	32,915
Interest rate swap contracts (see Note 10)	2	71	71	—	—

(10) Derivative Financial Instruments

From time to time, CenturyLink, Inc. uses derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in AOCI and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not use derivative financial instruments for speculative purposes.

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

We evaluate the effectiveness of both our February 2019 and June 2019 hedges qualitatively on a quarterly basis and both currently qualify as effective hedge relationships.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at September 30, 2019 as follows (in millions):

	Liability Derivatives
	September 30, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$71

The amount of losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2019
Cash flow hedging contracts
Three months ended September 30,	$14
Nine months ended September 30,	71

Amounts currently included in AOCI will be reflected as earnings prior to the settlement of these cash flow hedging contracts in 2022. We estimate that $20.1 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of September 30, 2019) will be reflected as earnings within the next twelve months.

(11)  Segment Information

In January 2019, Jeff Storey, our CODM, announced a new organization structure and began managing our operations in the following five segments: International and Global Accounts Management, Enterprise, Small and Medium Business, Wholesale and Consumer. In addition, as described in more detail below, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs that were previously reported in segments are managed separately and included in "Operations and Other", in the tables below. We reclassified certain prior period amounts to conform to the current period presentation.

At September 30, 2019, we had the following five reportable segments:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Asia Pacific, Latin America, Europe Middle East and Africa. IGAM is responsible for working with large multinational organizations in support of their business and IT transformation strategies.  We provide a portfolio of services inclusive of dark fiber; content delivery; private and public networking; hybrid IT solutions including private and public cloud services as well as consulting and professional services; and security services; all of which are described further under "Products and Services Categories"; and

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and medium domestic and global enterprises, including federal, state and local governments. Our products and services offered to these customers include our IP and Data Services suite of products, which includes VPN and hybrid networking, Ethernet and IP services; Transport and Infrastructure, which includes wavelengths and private line, dark fiber, colocation, data center, and professional services; Voice Services, which includes local, long-distance, toll-free and unified communications services; and IT and Managed services, all of which are described further under "Products and Services Categories"; and

•
Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We designate businesses as small or medium based on company employee count. Our products and services offered to these customers include our IP and Data Services suite of products, primarily VPN, IP and Ethernet services; Transport and Infrastructure, which includes broadband, wavelengths and private line services; Voice Services, which includes local, long-distance, national public access, VoIP and toll-free services; and IT and Managed services, all of which are described further under "Products and Services Categories"; and

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers. Our products and services offered to these customers include our IP and Data Services suite of products, primarily Ethernet, VPN and IP services; Transport and Infrastructure, which includes private line, wavelengths, UNE, dark fiber, colocation, data center, and wholesale broadband services; and Voice Services, which includes long-distance, local, toll-free and contact center, and intercarrier tandem services, all of which are described further under "Products and Services Categories"; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, and other ancillary services. Additionally, Universal Service Fund ("USF") federal and state support payments, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing including prior year rental income associated with the 2017 failed-sale-leaseback are reported in our consumer segment as regulatory revenue.

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

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services;

•	IT and Managed Services, which includes information technology services and managed services, which may be purchased in conjunction with our other network services; and
We categorize our products and services revenue among the following four categories for the Consumer segment:

•	Broadband, which includes broadband revenue; and

•	Voice, which includes local and long-distance revenue; and

•
Regulatory Revenue, which consists of (i) Universal Service Fund, Connect America Fund and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which includes retail video revenue (including our facilities-based video revenue), professional services and other ancillary services.

The following table summarizes our segment results and operating revenue detail for our product and services for the three months ended September 30, 2019.

	Three Months Ended September 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$417	691	295	357	—	1,760	—	1,760
Transport and Infrastructure	331	405	106	467	—	1,309	—	1,309
Voice and Collaboration	96	395	322	200	—	1,013	—	1,013
IT and Managed Services	55	59	11	1	—	126	—	126
Broadband	—	—	—	—	718	718	—	718
Voice	—	—	—	—	462	462	—	462
Regulatory	—	—	—	—	157	157	—	157
Other	—	—	—	—	61	61	—	61
Total Revenue	899	1,550	734	1,025	1,398	5,606	—	5,606
Expenses:
Cost of services and products	269	544	155	144	80	1,192	1,398	2,590
Selling, general and administrative	65	134	112	21	102	434	397	831
Less: share-based compensation	—	—	—	—	—	—	(38)	(38)
Total expense	334	678	267	165	182	1,626	1,757	3,383
Total adjusted EBITDA	$565	872	467	860	1,216	3,980	(1,757)	2,223

The following table summarizes our segment results and operating revenue detail for our product and services for the three months ended September 30, 2018.

	Three Months Ended September 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$423	659	294	348	—	1,724	—	1,724
Transport and Infrastructure	317	374	117	537	—	1,345	—	1,345
Voice and Collaboration	90	395	361	210	—	1,056	—	1,056
IT and Managed Services	62	77	13	2	—	154	—	154
Broadband	—	—	—	—	702	702	—	702
Voice	—	—	—	—	565	565	—	565
Regulatory	—	—	—	—	181	181	—	181
Other	—	—	—	—	91	91	—	91
Total Revenue	892	1,505	785	1,097	1,539	5,818	—	5,818
Expenses:
Cost of services and products	254	491	154	158	115	1,172	1,500	2,672
Selling, general and administrative	62	141	129	18	124	474	493	967
Less: share-based compensation	—	—	—	—	—	—	(49)	(49)
Total expense	316	632	283	176	239	1,646	1,944	3,590
Total adjusted EBITDA	$576	873	502	921	1,300	4,172	(1,944)	2,228

The following table summarizes our segment results and operating revenue detail for our product and services for the nine months ended September 30, 2019.

	Nine Months Ended September 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,257	2,060	885	1,037	—	5,239	—	5,239
Transport and Infrastructure	984	1,137	319	1,450	—	3,890	—	3,890
Voice and Collaboration	284	1,182	986	589	—	3,041	—	3,041
IT and Managed Services	167	199	35	4	—	405	—	405
Broadband	—	—	—	—	2,158	2,158	—	2,158
Voice	—	—	—	—	1,428	1,428	—	1,428
Regulatory	—	—	—	—	474	474	—	474
Other	—	—	—	—	196	196	—	196
Total Revenue	2,692	4,578	2,225	3,080	4,256	16,831	—	16,831
Expenses:
Cost of services and products	786	1,537	455	430	244	3,452	4,104	7,556
Selling, general and administrative	201	426	364	62	321	1,374	1,349	2,723
Less: share-based compensation	—	—	—	—	—	—	(114)	(114)
Total expense	987	1,963	819	492	565	4,826	5,339	10,165
Total adjusted EBITDA	$1,705	2,615	1,406	2,588	3,691	12,005	(5,339)	6,666

The following table summarizes our segment results and operating revenue detail for our product and services for the nine months ended September 30, 2018.

	Nine Months Ended September 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,294	1,991	884	1,036	—	5,205	—	5,205
Transport and Infrastructure	947	1,154	362	1,614	—	4,077	—	4,077
Voice and Collaboration	285	1,203	1,101	667	—	3,256	—	3,256
IT and Managed Services	204	227	41	6	—	478	—	478
Broadband	—	—	—	—	2,119	2,119	—	2,119
Voice	—	—	—	—	1,668	1,668	—	1,668
Regulatory	—	—	—	—	549	549	—	549
Other	—	—	—	—	313	313	—	313
Total Revenue	2,730	4,575	2,388	3,323	4,649	17,665	—	17,665
Expenses:
Cost of services and products	789	1,505	454	501	397	3,646	4,559	8,205
Selling, general and administrative	194	438	392	65	395	1,484	1,707	3,191
Less: share-based compensation	—	—	—	—	—	—	(144)	(144)
Total expense	983	1,943	846	566	792	5,130	6,122	11,252
Total adjusted EBITDA	$1,747	2,632	1,542	2,757	3,857	12,535	(6,122)	6,413

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The USF surcharges, where we record revenue and transaction taxes, are assigned to the product and service categories of each segment based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

The following table provides the amount of USF surcharges and transaction taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
USF surcharges and transaction taxes	$270	221	750	698

Revenue and Expenses

Our segment revenue includes all revenue from our five segments as described in more detail above. Our segment revenue is based upon each customer's classification. We report our segment revenue based upon all services provided to that segment's customers. Our segment expenses include specific cost of service expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities. Network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Operations, Finance, Human Resources, Legal, Marketing, Product Management and IT are not assigned to segments as they are managed separately; they are reported as "Operations and Other". We do not assign depreciation and amortization expense or impairments to our segments, as the related assets and capital expenditures are centrally managed and are not monitored by or reported to the CODM by segment. Interest expense is also excluded from segment results because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments. Stock-based compensation and other income and expense items are not monitored as a part of our segment operations and are therefore excluded from our segment results.

The following table reconciles total segment adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Total segment adjusted EBITDA	$3,980	4,172	12,005	12,535
Depreciation and amortization	(1,235)	(1,285)	(3,619)	(3,858)
Impairment of goodwill	—	—	(6,506)	—
Other operating expenses	(1,757)	(1,944)	(5,339)	(6,122)
Stock-based compensation	(38)	(49)	(114)	(144)
Operating income (loss)	950	894	(3,573)	2,411
Total other expense, net	(540)	(565)	(1,542)	(1,609)
Income (loss) before income taxes	410	329	(5,115)	802
Income tax expense	108	57	377	123
Net income (loss)	$302	272	(5,492)	679

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2019 aggregated to approximately $133 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure was $8 million at September 30, 2019.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. We estimate that these assessments, if upheld, could result in a loss of up to $37 million at September 30, 2019 in excess of the accruals established for these matters.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 17 - Commitments, Contingencies and Other Items - to the financial statements included in Item 8 of part II of our annual report on Form 10-K for the year ended December 31, 2018. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

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

(13)  Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2019	December 31, 2018
	(Dollars in millions)
Prepaid expenses	$352	307
Income tax receivable	5	82
Materials, supplies and inventory	137	120
Contract assets	51	52
Contract acquisition costs	175	167
Contract fulfillment costs	111	82
Other	53	108
Total other current assets	$884	918

(14)  Accumulated Other Comprehensive Loss

Information Relating to 2019

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the nine months ended September 30, 2019:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2018	$(2,173)	(58)	(230)	—	(2,461)
Other comprehensive loss before reclassifications	—	—	(115)	(54)	(169)
Amounts reclassified from accumulated other comprehensive loss	122	9	—	—	131
Net current-period other comprehensive income (loss)	122	9	(115)	(54)	(38)
Balance at September 30, 2019	$(2,051)	(49)	(345)	(54)	(2,499)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2019:

Three Months Ended September 30, 2019	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$54	Other income, net
Prior service cost	3	Other income, net
Total before tax	57
Income tax benefit	(14)	Income tax expense
Net of tax	$43

Nine Months Ended September 30, 2019	Increase (Decrease) in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$167	Other income, net
Prior service cost	7	Other income, net
Total before tax	174
Income tax benefit	(43)	Income tax expense
Net of tax	$131
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2018
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income before reclassifications	—	—	(161)	(161)
Amounts reclassified from accumulated other comprehensive loss	97	11	—	108
Net current-period other comprehensive income	97	11	(161)	(53)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	(375)	(32)	—	(407)
Balance at September 30, 2018	$(2,009)	(256)	(190)	(2,455)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2018

Three Months Ended September 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$45	Other income, net
Prior service cost	3	Other income, net
Total before tax	48
Income tax benefit	(11)	Income tax expense
Net of tax	$37

Nine Months Ended September 30, 2018	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$134	Other income, net
Prior service cost	9	Other income, net
Total before tax	143
Income tax benefit	(35)	Income tax expense
Net of tax	$108
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

(15)  Labor Union Contracts

As of September 30, 2019, CenturyLink, Inc. had approximately 43,000 employees. Approximately, 26% of our employees are represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 2% of our union-represented employees were subject to collective bargaining agreements that expired as of September 30, 2019 and are currently being renegotiated. Additionally, approximately 10% of our union-represented employees are subject to collective bargaining agreements that are scheduled to expire over the next 12 months. During third quarter 2019, we reached new agreements with the CWA and IBEW, which represented approximately 73%, of our represented employees. We believe relations with our employees continue to be generally good.

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
At September 30, 2019, we served 4.7 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies.
Segments

At September 30, 2019, we had the following five segments:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and three operating regions: Asia Pacific, Latin America, Europe Middle East and Africa. Our international network operations connect over 60 countries and conduct business in 25 languages. IGAM is responsible for working with large multinational organizations in support of their business and IT transformation strategies.  We provide a portfolio of services inclusive of dark fiber; content delivery; private and public networking; hybrid IT solutions including private and public cloud services as well as consulting and professional services; and security services; and

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and medium domestic and global enterprises, including federal, state and local governments. Our products and services offered to these customers include our IP and Data Services suite of products, which includes VPN and hybrid networking, Ethernet and IP services; Transport and Infrastructure, which includes wavelengths and private line, dark fiber, colocation, data center, and professional services; Voice Services, which includes local, long-distance, toll-free and unified communications services; and IT and Managed services, all of which are described further under "Products and Services"; and

•
Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We designate businesses as small or medium based on company employee count. Our products and services offered to these customers include our IP and Data Services suite of products, primarily VPN, IP and Ethernet services; Transport and Infrastructure, which includes broadband, wavelengths and private line services; Voice Services, which includes local, long-distance, national public access, VoIP and toll-free services; and IT and Managed services, all of which are described further under "Products and Services"; and

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers. Our products and services offered to these customers include our IP and Data Services suite of products, primarily Ethernet, VPN and IP services; Transport and Infrastructure, which includes private line, wavelengths, UNE, dark fiber, colocation, data center, and wholesale broadband services; and Voice Services, which includes long-distance, local, toll-free and contact center, and intercarrier tandem services, all of which are described further under "Products and Services"; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Our products and services offered to these customers include our broadband, local and long-distance voice, and other ancillary services. Additionally, Universal Service Fund ("USF") federal and state support payments, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing including prior year rental income associated with the 2017 failed-sale-leaseback are reported in our consumer segment as regulatory revenue.

Results of Operations

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts)
Operating revenue	$5,606	5,818	16,831	17,665
Operating expenses	4,656	4,924	20,404	15,254
Operating income (loss)	950	894	(3,573)	2,411
Total other expense, net	(540)	(565)	(1,542)	(1,609)
INCOME (LOSS) BEFORE INCOME TAXES	410	329	(5,115)	802
Income tax expense	108	57	377	123
Net income (loss)	$302	272	(5,492)	679
Basic earnings (loss) per common share	$0.28	0.25	(5.13)	0.64
Diluted earnings (loss) per common share	$0.28	0.25	(5.13)	0.63

For over a decade, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our business products and services. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•	increase the size, capacity, speed and usage of our networks;

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
Operating Revenue
We categorize our products and services revenue among the following four categories for our International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments:

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

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services; and

•	IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services.
We categorize our products and services revenue among the following four categories for our Consumer segment:

•	Broadband, which include broadband revenue;

•	Voice, which include local and long-distance revenue;

•
Regulatory Revenue, which consist of (i) Universal Service Fund ("USF"), Connect America Fund ("CAF") and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which include retail video revenue (including our facilities-based video revenue), professional services and other ancillary services.
The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$1,760	1,724	36	2%
Transport and Infrastructure	1,309	1,345	(36)	(3)%
Voice and Collaboration	1,013	1,056	(43)	(4)%
IT and Managed Services	126	154	(28)	(18)%
Broadband	718	702	16	2%
Voice	462	565	(103)	(18)%
Regulatory	157	181	(24)	(13)%
Other	61	91	(30)	(33)%
Total operating revenue	$5,606	5,818	(212)	(4)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
IP and Data Services	$5,239	5,205	34	1%
Transport and Infrastructure	3,890	4,077	(187)	(5)%
Voice and Collaboration	3,041	3,256	(215)	(7)%
IT and Managed Services	405	478	(73)	(15)%
Broadband	2,158	2,119	39	2%
Voice	1,428	1,668	(240)	(14)%
Regulatory	474	549	(75)	(14)%
Other	196	313	(117)	(37)%
Total operating revenue	$16,831	17,665	(834)	(5)%

Our total operating revenue decreased by $212 million, or 4%, and $834 million, or 5%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily due to decreases in six of the eight revenue categories. Voice, regulatory and other revenue under our Consumer segment, transport and infrastructure revenue under our Wholesale and Small and Medium Business segments and voice and collaboration revenue under our Wholesale and Small and Medium Business segments experienced our largest decreases. See our segment results below for additional information.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,590	2,672	(82)	(3)%
Selling, general and administrative	831	967	(136)	(14)%
Depreciation and amortization	1,235	1,285	(50)	(4)%
Total operating expenses	$4,656	4,924	(268)	(5)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,556	8,205	(649)	(8)%
Selling, general and administrative	2,723	3,191	(468)	(15)%
Depreciation and amortization	3,619	3,858	(239)	(6)%
Goodwill impairment	6,506	—	6,506	nm
Total operating expenses	$20,404	15,254	5,150	34%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $82 million, or 3%, and $649 million, or 8%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in costs of services and products (exclusive of depreciation and amortization) for both periods was attributable to lower salaries and wages and employee related expenses from lower headcount, reduced network expenses and voice usage costs, reduced customer premises equipment costs, a decline in content costs for Prism TV, and lower space and power expenses. These declines were slightly offset by higher direct taxes and fees, professional services, customer installation costs and right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $136 million, or 14%, and $468 million, or 15%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in selling, general and administrative expenses for both periods was attributable to lower salaries and wages and employee related expenses from lower headcount, a decline in contract labor costs, lower rent expense due largely to lease terminations over the past year, lower hardware and software maintenance costs, a reduction in marketing and advertising expenses and an increase in the amount of labor capitalized or deferred. These declines were slightly offset by higher professional fees.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$797	839	(42)	(5)%
Amortization	438	446	(8)	(2)%
Total depreciation and amortization	$1,235	1,285	(50)	(4)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Depreciation	$2,312	2,522	(210)	(8)%
Amortization	1,307	1,336	(29)	(2)%
Total depreciation and amortization	$3,619	3,858	(239)	(6)%
Depreciation expense decreased by $42 million, or 5%, and $210 million, or 8%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily due to the impact of the full depreciation of plant, property and equipment assigned a one year life at the time we acquired Level 3 of $60 million and $180 million for the three and nine month periods ended September 30, 2018 that were fully depreciated in 2018, the impact of annual rate depreciable life changes of $27 million and $81 million for the three and nine month periods, and the discontinuation of depreciation on failed sale leaseback assets of $17 million and $52 million for the three and nine month periods. These decreases were partially offset by net growth in depreciable assets of $43 million and $67 million for the three and nine month periods and increases associated with changes in our estimates of the remaining economic life of certain network assets of $28 million and $43 million for the three and nine month periods.

Amortization expense decreased by $8 million, or 2%, and $29 million, or 2%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily due to decreases associated with the use of accelerated amortization methods for a portion of the customer intangibles of $18 million and $54 million for the three and nine month periods and decreases associated with annual rate amortizable life changes of software of $6 million and $19 million for the three and nine month periods. These decreases were partially offset by net growth in amortizable assets of $15 million and $43 million for the three and nine month periods.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. Both our January 2019 internal reorganization and the decline in our stock price triggered impairment testing in the first quarter of 2019. Consequently, we evaluated our goodwill in January 2019 and again as of March 31, 2019. In our judgment, there were no additional triggering events during the second or third quarter of 2019.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is equal or greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the difference.

When we performed our October 31, 2018 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method. The market approach method includes the use of multiples of publicly traded companies whose services are comparable to ours. The discounted cash flow method is based on the present value of projected cash flows and a terminal value equal to the present value of all normalized cash flows after the projection period. Because our low stock price was a key trigger for impairment testing in early 2019, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter and concluded that the indicated control premium of approximately 4.5% and 4.1% were reasonable based on recent transactions in the market place. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(496)	(557)	(61)	(11)%
Other loss, net	(44)	(8)	36	nm
Total other expense, net	$(540)	(565)	(25)	(4)%
Income tax expense	$108	57	51	(89)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Interest expense	$(1,537)	(1,638)	(101)	(6)%
Other (loss) income, net	(5)	29	(34)	(117)%
Total other expense, net	$(1,542)	(1,609)	(67)	(4)%
Income tax expense	$377	123	254	nm
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense

Interest expense decreased by $61 million, or 11%, and $101 million, or 6%, respectively, for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. The decrease in interest expense was primarily due to the decrease in long term debt from $36.5 billion at September 30, 2018 to $35.1 billion at September 30, 2019.

Other (Loss) Income, Net

Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other loss, net increased by $36 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Other income, net decreased by $34 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The change in other income, net for both periods was primarily due to increased pension and postretirement net periodic expense and foreign currency losses, which were partially offset by the gain on the early extinguishment of debt.

Income Tax Expense

For the three and nine months ended September 30, 2019, our effective income tax rate was 26.3% and (7.4)%, respectively and for the three and nine months ended September 30, 2018, our effective income tax rate was 17.3% and 15.3%, respectively. The effective tax rate for the nine months ended September 30, 2019 was primarily due to goodwill impairment. Without the goodwill impairment, the rate would have been 27.1%. The effective tax rate for the nine months ended September 30, 2018 was significantly impacted by the tax reform impact of filing tax accounting method changes relating to our 2017 Federal income tax return that significantly accelerated tax deductions into 2017, resulting in a tax benefit, net of uncertain positions, of $142 million, offset by purchase price accounting adjustments resulting from the Level 3 acquisition and the tax reform impact on those adjustments of $83 million.

Segment Results

General

For financial reporting purposes, we have determined that as of September 30, 2019 we had five reportable segments.

We have four segments associated with our business customers: International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale. For these segments we categorize our products and services and report our related revenue under the following categories: IP and data services, transport and infrastructure, voice and collaboration and IT and managed services. For our Consumer segment, we categorize our products and services and report our related revenue under the following categories: broadband, voice, regulatory revenue and other. From time to time, we change the categorization of our products and services, and we may make similar changes in the future.

The results of our reportable segments for the three months ended September 30, 2019 and 2018 are summarized below:

	Three Months Ended September 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$899	1,550	734	1,025	1,398	5,606	—	5,606
Expenses:
Cost of services and products	269	544	155	144	80	1,192	1,398	2,590
Selling, general and administrative	65	134	112	21	102	434	397	831
Less: share-based compensation	—	—	—	—	—	—	(38)	(38)
Total expense	334	678	267	165	182	1,626	1,757	3,383
Total adjusted EBITDA	$565	872	467	860	1,216	3,980	(1,757)	2,223

	Three Months Ended September 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$892	1,505	785	1,097	1,539	5,818	—	5,818
Expenses:
Cost of services and products	254	491	154	158	115	1,172	1,500	2,672
Selling, general and administrative	62	141	129	18	124	474	493	967
Less: share-based compensation	—	—	—	—	—	—	(49)	(49)
Total expense	316	632	283	176	239	1,646	1,944	3,590
Total adjusted EBITDA	$576	873	502	921	1,300	4,172	(1,944)	2,228

The following table summarized the variances for our segments for the three months ended September 30, 2019 to the three months ended September 30, 2018:

	Variances
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$7	45	(51)	(72)	(141)	(212)	—	(212)
Expenses:
Cost of services and products	15	53	1	(14)	(35)	20	(102)	(82)
Selling, general and administrative	3	(7)	(17)	3	(22)	(40)	(96)	(136)
Less: share-based compensation	—	—	—	—	—	—	11	11
Total expense	18	46	(16)	(11)	(57)	(20)	(187)	(207)
Total adjusted EBITDA	$(11)	(1)	(35)	(61)	(84)	(192)	187	(5)

The results of our reportable segments for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine Months Ended September 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$2,692	4,578	2,225	3,080	4,256	16,831	—	16,831
Expenses:
Cost of services and products	786	1,537	455	430	244	3,452	4,104	7,556
Selling, general and administrative	201	426	364	62	321	1,374	1,349	2,723
Less: share-based compensation	—	—	—	—	—	—	(114)	(114)
Total expense	987	1,963	819	492	565	4,826	5,339	10,165
Total adjusted EBITDA	$1,705	2,615	1,406	2,588	3,691	12,005	(5,339)	6,666

	Nine Months Ended September 30, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$2,730	4,575	2,388	3,323	4,649	17,665	—	17,665
Expenses:
Cost of services and products	789	1,505	454	501	397	3,646	4,559	8,205
Selling, general and administrative	194	438	392	65	395	1,484	1,707	3,191
Less: share-based compensation	—	—	—	—	—	—	(144)	(144)
Total expense	983	1,943	846	566	792	5,130	6,122	11,252
Total adjusted EBITDA	$1,747	2,632	1,542	2,757	3,857	12,535	(6,122)	6,413

The following table summarized the variances for our segments for the nine months ended September 30, 2019 to the nine months ended September 30, 2018:

	Variances
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Total Revenue	$(38)	3	(163)	(243)	(393)	(834)	—	(834)
Expenses:
Cost of services and products	(3)	32	1	(71)	(153)	(194)	(455)	(649)
Selling, general and administrative	7	(12)	(28)	(3)	(74)	(110)	(358)	(468)
Less: share-based compensation	—	—	—	—	—	—	30	30
Total expense	4	20	(27)	(74)	(227)	(304)	(783)	(1,087)
Total adjusted EBITDA	$(42)	(17)	(136)	(169)	(166)	(530)	783	253

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

International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale Segments

The operations of these four segments have been, and are expected to continue to be, impacted by several significant trends, including those described below:

Revenue. Our mix of total revenue from these segments continues to migrate from traditional wireline voice services to newer, lower cost more technologically advanced products and services as our business customers increasingly demand integrated data, broadband, hosting and voice services. Our Ethernet-based services in the wholesale market face competition from cable companies and competitive fiber-based telecommunications providers. Demand for our private lines services (including business data services) continues to decline due to our customers' optimization of their networks, industry consolidation and technology migration to higher-speed services. We anticipate continued pricing pressure for our colocation services as our competitors continue to expand their enterprise colocation operations. Sustained expansion in competitive cloud computing offerings by technology companies and other competitors has led to other increased pricing pressure, a migration towards lower-priced cloud-based services and enhanced competition for contracts, and we expect these trends to continue. Customers' demand for new technology has also increased the number of competitors offering services similar to ours. Price compression from each of these above-mentioned competitive pressures has negatively impacted the operating margins of certain business product and service offerings, and we expect this trend to continue. In some instances, we have elected to discontinue certain unprofitable customer relationships. Our traditional wireline revenue has been, and we expect it will continue to be, adversely affected by access line losses and price compression. In particular, our access, local services and long-distance revenue have been, and we expect will continue to be, adversely affected by customer migration to more technologically advanced services, a substantial increase in the use of non-voice communications, industry consolidation and price compression caused by various factors. For example, many of our segment customers are substituting cable, wireless and Voice over Internet Protocol ("VoIP") services for traditional voice telecommunications services, resulting in continued access revenue loss. Although our traditional wireline services generally face fewer direct competitors than certain of our newer, lower cost more advanced products and services, customer migration and, to a lesser degree, price compression from competitive pressures have negatively impacted our traditional wireline revenue and the operating margins of these services. We expect this trend to continue. We expect both equipment sales and professional services revenue and the related costs will fluctuate from year to year as this offering tends to be more sensitive than others to changes in the economy and in spending trends of our federal, state and local government customers, which are subject to unexpected changes in the appropriation process.

Expenses. Our operating costs also impact the operating margins of all of our above-mentioned services, but to a lesser extent than price compression and customer disconnects. These operating costs include employee costs, sales commissions, software costs on selected services and third-party facility costs. The operating margins of several of our newer, more technologically advanced services are lower than the operating margins on our traditional wireline services, principally because those newer services rely more heavily upon the above-listed support functions. Operating costs, such as third-party facility costs, have also negatively impacted the operating margins of our traditional wireline products and services, but to a lesser extent than customer migration and price compression.

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

International and Global Accounts Management Segment

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$417	423	(6)	(1)%
Transport and Infrastructure	331	317	14	4%
Voice and Collaboration	96	90	6	7%
IT and Managed Services	55	62	(7)	(11)%
Total Revenue	899	892	7	1%
Expenses:
Cost of services and products	269	254	15	6%
Selling, general and administrative	65	62	3	5%
Total expense	334	316	18	6%
Total adjusted EBITDA	$565	576	(11)	(2)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$1,257	1,294	(37)	(3)%
Transport and Infrastructure	984	947	37	4%
Voice and Collaboration	284	285	(1)	—%
IT and Managed Services	167	204	(37)	(18)%
Total Revenue	2,692	2,730	(38)	(1)%
Expenses:
Cost of services and products	786	789	(3)	—%
Selling, general and administrative	201	194	7	4%
Total expense	987	983	4	—%
Total adjusted EBITDA	$1,705	1,747	(42)	(2)%

Three and Nine Months Ended September 30, 2019 Compared to the same periods Ended September 30, 2018

Segment revenue increased $7 million, or 1% for the three months ended September 30, 2019 compared to September 30, 2018 and decreased $38 million or 1%, for the nine months ended September 30, 2019 compared to September 30, 2018. Excluding the impact of foreign currency fluctuations, segment revenue increased $17 million, or 2% for the three months ended September 30, 2019 compared to September 30, 2018 and $4 million or less than 1%, for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to the following factors:

•	For the three month period, IT and managed services declined due to higher churn, and for the nine month period the decline was due to a large contract that terminated in the second quarter of 2018;

•	for both periods, IP and data services declined mostly due to reduced rates and lower traffic; partially offset by;

•	for both periods, transport and infrastructure increased due to expanded services for large customers;

•	for the three month period, voice and collaboration increased due to increased rates.
Segment expenses increased by $18 million, or 6% for the three months ended September 30, 2019 compared to September 30, 2018 primarily due to the increased cost of services and products associated with higher sales volumes and an increase in headcount costs. Segment expenses increased by $4 million, or less than 1% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to an increase in headcount costs.

Segment adjusted EBITDA as a percentage of revenue was 63% for both periods in 2019 and 65% and 64% for the three and nine months ended September 30, 2018, respectively.

Enterprise Segment

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$691	659	32	5%
Transport and Infrastructure	405	374	31	8%
Voice and Collaboration	395	395	—	—%
IT and Managed Services	59	77	(18)	(23)%
Total Revenue	1,550	1,505	45	3%
Expenses:
Cost of services and products	544	491	53	11%
Selling, general and administrative	134	141	(7)	(5)%
Total expense	678	632	46	7%
Total adjusted EBITDA	$872	873	(1)	—%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$2,060	1,991	69	3%
Transport and Infrastructure	1,137	1,154	(17)	(1)%
Voice and Collaboration	1,182	1,203	(21)	(2)%
IT and Managed Services	199	227	(28)	(12)%
Total Revenue	4,578	4,575	3	—%
Expenses:
Cost of services and products	1,537	1,505	32	2%
Selling, general and administrative	426	438	(12)	(3)%
Total expense	1,963	1,943	20	1%
Total adjusted EBITDA	$2,615	2,632	(17)	(1)%

Three and Nine Months Ended September 30, 2019 Compared to the same periods Ended September 30, 2018

Segment revenue increased $45 million or 3% for the three months ended September 30, 2019 compared to September 30, 2018 and $3 million or less than 1% for the nine months ended September 30, 2019 compared to September 30, 2018, due to the following factors:

•	For both periods, IP and data services revenue increased, driven mainly by continued increase in demand, increased rates, and lower credit reserves;

•	for the three month period, transport and infrastructure increased mainly due to revenue from strength in federal business and installations from enterprise sales in prior quarters;

•
for the nine month period, transport and infrastructure declined due to decreased equipment sales in addition to lower professional services revenue, coupled with the impact of the United States Federal Government shut down for a portion of the nine month period;

•	for the nine month period, voice and collaboration declined, driven by a combination of customers discontinuing traditional voice TDM products and lower rates on customers transitioning to VoIP;

•	for both periods, IT and managed services declined mainly from disconnects due to technology transitions.
Segment expenses increased by $46 million or 7% for the three months ended September 30, 2019 compared to September 30, 2018 and $20 million or 1% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to:

•
For both periods, cost of services and products increased primarily driven by higher expenses associated with the higher regulatory fee rates and higher network related costs. Equipment related expenses were up as well for the three month period, however they were down for the nine month period;

•	for both periods selling, general and administrative costs decreased due to lower headcount costs and commissions partially offset by increased professional fees.
Segment adjusted EBITDA as a percentage of revenue was 56% and 57% for the three and nine months ended September 30, 2019 and 58% for both periods in 2018, respectively.

Small and Medium Business Segment

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$295	294	1	—%
Transport and Infrastructure	106	117	(11)	(9)%
Voice and Collaboration	322	361	(39)	(11)%
IT and Managed Services	11	13	(2)	(15)%
Total Revenue	734	785	(51)	(6)%
Expenses:
Cost of services and products	155	154	1	1%
Selling, general and administrative	112	129	(17)	(13)%
Total expense	267	283	(16)	(6)%
Total adjusted EBITDA	$467	502	(35)	(7)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$885	884	1	—%
Transport and Infrastructure	319	362	(43)	(12)%
Voice and Collaboration	986	1,101	(115)	(10)%
IT and Managed Services	35	41	(6)	(15)%
Total Revenue	2,225	2,388	(163)	(7)%
Expenses:
Cost of services and products	455	454	1	—%
Selling, general and administrative	364	392	(28)	(7)%
Total expense	819	846	(27)	(3)%
Total adjusted EBITDA	$1,406	1,542	(136)	(9)%

Three and Nine Months Ended September 30, 2019 Compared to the same periods Ended September 30, 2018

Segment revenue decreased $51 million or 6% for the three months ended September 30, 2019 compared to September 30, 2018 and $163 million, or 7% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to the following factors:

•	For both periods, lower voice and collaboration revenue as customers continue to migrate from traditional TDM voice to VoIP type services at lower rates;

•	for both periods, lower transport and infrastructure revenue impacted by continued net losses of customers.
Segment expenses decreased by $16 million or 6% for the three months ended September 30, 2019 compared to September 30, 2018 and $27 million or 3% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to:

•	For both periods, lower employee compensation due to lower headcount, in addition to

•	lower commissions for both periods.
Segment adjusted EBITDA as a percentage of revenue was 64% and 63% for the three and nine months ended September 30, 2019 compared to 64% and 65% for the three and nine months ended September 30, 2018, respectively.

Wholesale Segment

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$357	348	9	3%
Transport and Infrastructure	467	537	(70)	(13)%
Voice and Collaboration	200	210	(10)	(5)%
IT and Managed Services	1	2	(1)	(50)%
Total Revenue	1,025	1,097	(72)	(7)%
Expenses:
Cost of services and products	144	158	(14)	(9)%
Selling, general and administrative	21	18	3	17%
Total expense	165	176	(11)	(6)%
Total adjusted EBITDA	$860	921	(61)	(7)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
IP and Data Services	$1,037	1,036	1	—%
Transport and Infrastructure	1,450	1,614	(164)	(10)%
Voice and Collaboration	589	667	(78)	(12)%
IT and Managed Services	4	6	(2)	(33)%
Total Revenue	3,080	3,323	(243)	(7)%
Expenses:
Cost of services and products	430	501	(71)	(14)%
Selling, general and administrative	62	65	(3)	(5)%
Total expense	492	566	(74)	(13)%
Total adjusted EBITDA	$2,588	2,757	(169)	(6)%

Three and Nine Months Ended September 30, 2019 Compared to the same periods Ended September 30, 2018

Segment revenue decreased $72 million or 7% for the three months ended September 30, 2019 compared to September 30, 2018 and $243 million or 7% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to the following factors:

•	For both periods, transport and infrastructure revenue declined, primarily driven by customer network consolidation and grooming, market rate compression and higher discounts; and

•
for both periods, voice and collaboration product declined due to a combination of market rate compression and customer volume losses resulting from insourcing and industry consolidation, in addition for the nine months period the reduction of unprofitable customer relationships.

Segment expenses decreased by $11 million, or 6%, for the three months ended September 30, 2019 compared to September 30, 2018 and $74 million, or 13% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to cost of services and products decline commensurate with the revenue decline, network grooming, revenue product mix and operating synergies.

Segment adjusted EBITDA as a percentage of revenue was 84% for both periods in 2019 and 84% and 83% for three and nine months ended September 30, 2018, respectively.

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

Operating efficiencies. We continue to evaluate our segment operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions. Following a review of our retail customers’ order preferences, we elected to close during the fourth quarter of 2018 substantially all of our remaining retail stores in an effort to reduce operating costs and to redeploy capital to higher growth initiatives. We also expect our consumer segment to benefit indirectly from any enhanced efficiencies in our company-wide network operations.

	Three Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
Broadband	$718	702	16	2%
Voice	462	565	(103)	(18)%
Regulatory	157	181	(24)	(13)%
Other	61	91	(30)	(33)%
Total Revenue	1,398	1,539	(141)	(9)%
Expenses:
Cost of services and products	80	115	(35)	(30)%
Selling, general and administrative	102	124	(22)	(18)%
Total expense	182	239	(57)	(24)%
Total adjusted EBITDA	$1,216	1,300	(84)	(6)%

	Nine Months Ended September 30,		Increase/(Decrease)	% Change
	2019	2018
	(Dollars in millions)
Revenue:
Broadband	$2,158	2,119	39	2%
Voice	1,428	1,668	(240)	(14)%
Regulatory	474	549	(75)	(14)%
Other	196	313	(117)	(37)%
Total Revenue	4,256	4,649	(393)	(8)%
Expenses:
Cost of services and products	244	397	(153)	(39)%
Selling, general and administrative	321	395	(74)	(19)%
Total expense	565	792	(227)	(29)%
Total adjusted EBITDA	$3,691	3,857	(166)	(4)%

Three and Nine Months Ended September 30, 2019 Compared to the same periods Ended September 30, 2018

Segment revenue decreased $141 million or 9% for the three months ended September 30, 2019 compared to September 30, 2018 and $393 million or 8% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to the following factors:

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
Segment expenses decreased by $57 million or 24% for the three months ended September 30, 2019 compared to September 30, 2018 and $227 million or 29% for the nine months ended September 30, 2019 compared to September 30, 2018, primarily due to the following factors:

•	For both periods, reduction in headcount costs;

•	for both periods, decreased marketing expenses; and

•	lower TV content costs for both periods.
Segment adjusted EBITDA as a percentage of revenue was 87% for both periods in 2019 and 84% and 83% for three and nine months ended September 30, 2018, respectively.

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

Based on our current capital allocation objectives, during 2019 we project expending approximately $3.5 billion to $3.8 billion (excluding integration and transformation capital) of cash for capital investment in property, plant and equipment and approximately $270 million of cash for dividends per quarter on our common stock (based on the assumptions described below under "Dividends"). At September 30, 2019, we had debt maturities of $1.1 billion, scheduled debt amortization payments of $164 million, scheduled debt redemptions of $400 million and finance lease and other fixed payments of $32 million, each due during the next twelve months. Each of these commitments are described further below. Additionally, on October 17, 2019 CenturyLink announced that its subsidiary, Level 3 Parent, LLC, will redeem all $600 million outstanding principal amount of its 5.75% Senior Notes due 2022 on December 1, 2019.

At September 30, 2019, we held cash and cash equivalents of $1.4 billion, and we had approximately $1.5 billion of borrowing capacity available under our revolving credit facility. We had approximately $73 million of cash and cash equivalents outside the United States at September 30, 2019. We currently believe we have the ability to repatriate cash and cash equivalents into the United States without paying or accruing U.S. taxes (subject to complying with applicable currency, repatriation or similar laws or limitations).

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

As of September 30, 2019, the credit ratings for the senior unsecured debt and senior secured debt of CenturyLink, Inc. and Level 3 Financing, Inc., as well as the senior unsecured debt of Qwest Corporation and Level 3 Parent, LLC were as follows:

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

Net Operating Losses

As of December 31, 2018, CenturyLink had approximately $7.3 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. In the first half of 2019, we entered into a Section 382 rights agreement designed to safeguard our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Given these uncertainties, we cannot provide any assurances as to the amounts of our gross or net future federal cash tax obligations.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, paying our fixed commitments and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2019 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $270 million based on the number of our outstanding shares at September 30, 2019.

Revolving Facilities and Other Debt Instruments

To substantially fund our acquisition of Level 3 in 2017 one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") which currently provides for $10.0 billion in senior secured credit facilities. These facilities include a $2.2 billion revolving credit facility with $700 million outstanding as of September 30, 2019 and $8.0 billion of term loan facilities with $7.8 billion outstanding as of September 30, 2019. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) Note 6—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2018.

At September 30, 2019, we had $82 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility.

Additionally, as of September 30, 2019, we had outstanding letters of credit or other similar obligations of approximately $24 million of which $18 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

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

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Change
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$4,771	5,036	(265)
Net cash used in investing activities	(2,671)	(2,196)	475
Net cash used in financing activities	(1,187)	(3,007)	(1,820)

Operating Activities

Net cash provided by operating activities decreased by $265 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to an increase in prepaid expenses as well as a decrease in accrued expenses and accounts payable, partially offset by a decrease in cash payments on retirement benefits. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, and bonuses.

Investing Activities

Net cash used in our investing activities increased by $475 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 substantially due to an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased $1.8 billion for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to the decrease in dividends which reflect the decrease of the per share dividend amount to $0.75 for the nine months ended September 30, 2019 from the $1.62 per share amount for the nine months ended September 30, 2018, and net proceeds from issuance of long-term debt during the nine months ended September 30, 2019 compared nine months ended September 30, 2018.

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

Market Risk

As of September 30, 2019, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

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

As of September 30, 2019, we had approximately $13.2 billion floating rate debt governed by the London Inter-Bank Offered Rate (LIBOR), $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $9.2 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $92 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2019.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 17—Commitments and Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2018, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

Other Information

Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the headings "FINANCIALS" and "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC. From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, as of September 30, 2019, due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended in December 31, 2018 related to the existence and accuracy of our revenue transactions.

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

The remaining material weakness relates to our ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. This material weakness will not be considered remediated until we have designed and implemented sufficient process level controls and the applicable controls operate for a sufficient period of time such that management has concluded, through testing, that these controls are operating effectively. Based on our progress to date, we expect that the remediation of this material weakness will be completed as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We currently expect, however, to complete the implementation of changes in our internal control over financial reporting during the fourth quarter of 2019 in connection with the remediation efforts discussed above.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2019 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jul-19	414,780	$11.68
Aug-19	105,667	11.67
Sep-19	26,221	11.46
Total	546,668

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
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2019.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)