Form 10-K
period 2019-12-31
CENTURYLINK, INC
filed 2020-02-28
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-7784

CENTURYLINK, INC.
(Exact name of registrant as specified in its charter)

Louisiana		72-0651161
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
100 CenturyLink Drive,
Monroe,	Louisiana	71203
(Address of principal executive offices)		(Zip Code)

(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	CTL	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 21, 2020, 1,089,540,310 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2019 was $11.4 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2020 annual meeting of shareholders are incorporated by reference in Part III of this report.

Unless the context requires otherwise, (i) references in this report on Form 10-K, for all periods presented, to "CenturyLink," "we," "us", the "Company" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

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

•
statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, dividend and securities repurchase plans, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•
other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•
the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection, privacy and net neutrality;

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

•	our ability to implement our operating plans and corporate strategies, including our delevering strategy;

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

•	the potential negative impact of customer complaints, governmental investigations, security breaches or service outages impacting us or our industry;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•	our ability to collect our receivables from financially troubled customers;

•	our ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism or other natural or man-made disasters;

•	the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

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

With approximately 450,000 route miles of fiber optic cable globally, we believe we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. We believe we are the second largest enterprise wireline telecommunications company in the United States.

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

For additional information about our acquisition of Level 3, see (i) Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report and (ii) our prior reports filed by us with the Securities and Exchange Commission (the "SEC") including those filed on February 13, 2017, November 1, 2017 and January 16, 2018.

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

The following table summarizes the results of our consolidated operations.

	Years Ended December 31,
	2019(1)(2)	2018(1)(2)(3)	2017(1)(3)
	(Dollars in millions)

Operating revenue	$22,401	23,443	17,656
Operating expenses	25,127	22,873	15,647
Operating (loss) income	$(2,726)	570	2,009
Net (loss) income	$(5,269)	(1,733)	1,389
_______________________________________________________________________________

(1)
During 2019, 2018 and 2017, we incurred Level 3 acquisition-related expenses of $234 million, $393 million and $271 million, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Level 3" and Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.

(2)
During 2019 and 2018, we recorded non-cash, non-tax-deductible goodwill impairment charges of $6.5 billion and $2.7 billion. For additional information, see Note 4—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

(3)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in tax expense of $92 million for 2018 and a tax benefit of approximately $1.1 billion for 2017.

We estimate that during 2019, 2018 and 2017, approximately 8.2%, 7.9% and 2.0%, respectively, of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the United States.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2019	2018
	(Dollars in millions)

Total assets	$64,742	70,256
Total long-term debt(1)	34,694	36,061
Total stockholders' equity	13,470	19,828
_______________________________________________________________________________

(1)
For additional information on our total long-term debt, see Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

Operations

Reporting Segments

At December 31, 2019, we had the following five reportable segments:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific;

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. Federal Government, state and local governments and research and education institutions;

•	Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners;

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Additionally, Universal Service Fund ("USF") federal and state support payments, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing including prior year rental income associated with the 2017 failed-sale-leaseback are reported in our consumer segment as regulatory revenue.

The following table shows the composition of our operating revenue by segment under our current segment categorization for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			Percent Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Percentage of revenue:
International and Global Accounts	16%	16%	8%	—%	8%
Enterprise	28%	26%	24%	2%	2%
Small and Medium Business	13%	13%	14%	—%	(1)%
Wholesale	18%	19%	17%	(1)%	2%
Consumer	25%	26%	36%	(1)%	(10)%
Operations and Other *	—%	—%	1%	—%	(1)%
Total operating revenue	100%	100%	100%
_______________________________________________________________________________
* Consists of all revenue not attributable to our segment revenue.

For additional information on our segment data, including information on certain centrally-managed assets and expenses not reflected in our segment results, see Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reporting Segments" in Item 7 of Part II of this report.

Products and Services

Our Business Segments
We categorize our products and services revenue among four categories for our International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments.

While most of our customized customer interactions involve multiple integrated technologies and services, we organize our products and services according to the core technologies that drive them. We report our related revenue under the following categories: IP and data services, transport and infrastructure services, voice and collaboration services, and IT and managed services, each of which is described in further detail below.

IP and Data Services

•
VPN Data Network. Built on our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network;

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

•
Internet Protocol ("IP"). Our Internet Protocol services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries with approximately 129 Tbps of global throughput. Our network features approximately 82 Tbps of global peering capacity, and spans approximately 450,000 route miles globally with extensive off-net access solutions across North America, Europe, Latin America and Asia Pacific; and

•
Content Delivery. Our content delivery services provide our customers with the ability to meet their streaming video and far-reaching digital content distribution needs through our Content Delivery Network (CDN) services and our Vyvx Broadcast Solutions.

Transport and Infrastructure

•
Wavelength. We deliver high bandwidth optical networks to firms requiring an end-to-end transport solution with Ethernet technology by contracting for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources;

•
Dark Fiber. We possess an extensive array of unlit optical fiber, known as “dark fiber.” Many large enterprises are interested in building their networks with this high-bandwidth, highly secure optical technology and dark fiber gives them access to the technology. CenturyLink provides professional services to engineer these networks, and in some cases, manage them for customers;

•
Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•
Colocation and Data Center Services. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications; and

•
Professional Services. Our experts deliver a robust array of consulting services to organizations either as part of a larger engagement or as stand-alone services. This category includes network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for government and business customers.

Voice and Collaboration

•
Voice. We offer our customers a complete portfolio of traditional Time Division Multiplexing voice services including Primary Rate Interface service, local inbound service, switched one-plus, toll free, long distance and international services; and

•
Voice Over IP (VoIP). We deliver a broad range of local and enterprise voice and data services built on VoIP (Voice over Internet Protocol) technology. Our local and enterprise voice services include VoIP enhanced local service, national and multinational SIP Trunking, Hosted VoIP, support of Primary Rate Interface service, long distance service, and toll-free service.

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

Our Consumer Segment
We categorize our products and services revenue among the following four categories for our Consumer segment:

•	Broadband, which includes high speed, fiber-based and lower speed Digital Subscriber Line ("DSL") broadband services;

•	Voice, which includes local and long-distance revenue;

•
Regulatory Revenue, which consists of (i) CAF, USF, and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which includes retail video (including our facilities-based linear TV service), professional services and other ancillary services.

From time to time, we may continue to change the categorization of our products and services.

Additional Information

From time to time, we may make investments in other communications or technology companies.

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

Our Network

Most of our products and services are provided using our telecommunications network, which consists of fiber-optic and copper cables, high-speed transport equipment, electronics, voice switches, data switches and routers, and various other equipment. Our local exchange carrier networks also include central offices and remote site assets, and form a portion of the public switched telephone network. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

At December 31, 2019, our network (both owned and leased) included:

•	Approximately 450,000 route miles of fiber optic plant globally;

•	Approximately 916,000 miles of copper plant;

•	Approximately 340 colocation facilities and data centers globally;

•	Approximately 37,500 route miles of subsea fiber optic cable systems;

•	Approximately 170,000 buildings directly connected to our network, which we refer to as "Fiber On-net" buildings;

•	Multiple gateway and transmission facilities used in connection with operating our network throughout North America, Europe and Latin America; and

•	Central office and other equipment that enables us to provide telephone service as an incumbent local telephone company (“ILEC”) in 37 states.

We continue to enhance and expand our network by deploying various technologies to provide additional capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to changes in technology and customer demands, including demands for enhanced digitization, automation and customer self-service capabilities. In addition, we anticipate that continued increases in internet usage by our customers will require us to make significant capital expenditures to increase network capacity or to implement network management practices to alleviate network capacity shortages. The FCC's stringent definition of broadband service and consumers' demand for faster transmission speeds could create additional requirements for higher capital spending. Any such additional expenditures could adversely impact our results of operations and financial condition.

Similarly, we continue to take steps to simplify and modernize our network. We assembled much of our network by acquiring companies that previously operated their independent networks. We continue to take steps to eliminate differences between previously separate and older systems. To attain these objectives, we plan to continue to pursue several complex projects that we expect will be costly and may take several years to complete. The costs of these projects could materially increase if we conclude that we need to replace any or all of our legacy systems.

Like other large communications companies, we are a constant target of cyber-attacks of varying degrees, which has caused us to spend increasingly more time and money to deal with increasingly sophisticated attacks. Some of the attacks result in security breaches, and we periodically notify our customers, our employees, our regulators or the public of these breaches when necessary or appropriate. None of these resulting security breaches to date has materially adversely affected our business, results of operations or financial condition.

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

Through acquisitions or our own research and development, as of December 31, 2019, we had approximately 2,600 patents and patent applications in the United States and other countries. Our patents cover a range of technologies, including those relating to data and voice services, content distribution and transmission and networking equipment. We have also received licenses to use patents held by others, including through certain extensive cross-license arrangements. Patents give us the right to prevent others, particularly competitors, from using our proprietary technologies. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

We periodically receive offers from third parties to purchase or obtain licenses for patents and other intellectual property rights in exchange for royalties or other payments. We also periodically receive notices, or are named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties, or receive requests to indemnify customers who allege that their use of our products or services caused them to be named in an infringement proceeding. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors—Risks Affecting Our Business” in Item 1A of Part I of this report, and Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Sales and Marketing

We maintain local offices in (i) most major and secondary markets within the U.S., (ii) most of the larger population centers within our local service area and (iii) many of the primary markets of the more than 60 countries in which we provide services. These offices provide sales and customer support services to the communities in our local markets. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. Our sales and marketing strategy is to enhance our sales by offering solutions tailored to the needs of our various customers and promoting our brands. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

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

Federal Regulation of Domestic Operations

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services.

Universal Service

In 2015, we accepted Connect America Fund or "CAF" funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 of the 37 states in which we are an ILEC under the CAF Phase II high-cost support program. The funding from the CAF Phase II support program in these 33 states has substantially replaced the funding from the interstate USF high-cost program that we previously utilized to support voice services in high-cost rural markets in these 33 states. As a result of accepting CAF Phase II support payments for 33 states, as well as existing merger-related commitments, we are obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. For information on the risks associated with participating in this program, see "Risk Factors—Risks Relating to Legal and Regulatory Matters" in Item 1A of Part I of this report.

On January 30, 2020 the FCC approved an order creating the Rural Digital Opportunity Fund (the "RDOF"), which is a new federal support program designed to follow the CAF Phase II program. Through the RDOF, the FCC plans to award up to $20.4 billion in support payments, beginning January 1, 2022, to bring broadband to unserved areas through multi-round reverse auctions. The FCC plans to conduct the first auction late in 2020. In its order, the FCC also addressed the transition of carriers from CAF Phase II to RDOF and clarified that price cap carriers, like CenturyLink, will receive an additional year of CAF Phase II funding in 2021. We are in the early stages of analyzing this opportunity.

For additional information about the potential financial impact of the CAF Phase II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services ("BIAS") under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court and have advocated in favor of re-instituting regulation of Internet services under Title II of the Communications Act. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC's classification decision but vacated a part of its preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have sought further appellate review of this decision. The result of these appeals is pending and the potential impact to CenturyLink is currently unknown.

State Regulation of Domestic Operations

In recent years, most states have reduced their regulation of ILECs, including our ILEC operations. Nonetheless, state regulatory commissions generally continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs' ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region.

We operate in states where traditional cost recovery mechanisms, including state USF, are under evaluation or have been modified. The 2017 changes to the federal tax code prompted several states to review the potential impact to regulated rates. As laws and regulations change, there can be no assurance that these mechanisms will continue to provide us with the same level of cost recovery.

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

On January 31, 2020, the United Kingdom (the "UK") terminated its membership in the EU (“Brexit”), subject to an 11-month transition period during which the UK will continue to be subject to all EU rules, but will no longer have any voting rights. The British government is currently negotiating the terms of Brexit. Several factors which are currently unknown will influence Brexit’s impact on our business, including the form Brexit will take. We operate a staging facility in the UK, where certain core network elements and customer premises equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. However, we have also recently established a third party sparing facility in Amsterdam which will help mitigate potential disruptions resulting from any restriction on the free movement of goods between the EU and the UK after the end of the transition period. Given the small percentage of our global personnel that are UK or EU nationals, we do not anticipate any adverse impact from Brexit on our workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

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

Competition

General

We compete in a rapidly evolving and highly competitive market, and we expect intense competition from a wide variety of sources under evolving market conditions to continue. In addition to competition from larger telecommunication service providers, we are facing increasing competition from cable and satellite companies, wireless providers, technology companies, cloud companies, broadband providers, device providers, resellers, sales agents, facilities-based providers, and smaller more narrowly focused niche providers. Further technological advances and regulatory and legislative changes have increased opportunities for a wide range of alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the communications industry has, in recent years, experienced substantial consolidation, and some of our competitors in one or more lines of our business are generally larger, have stronger brand names, have more financial and business resources and have broader service offerings than we currently do. In certain overseas markets, we compete against national incumbent telecommunications providers and other regional or international companies that may have a longer history of providing service in the market.

The Telecommunications Act of 1996, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC's network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC's network. In particular, each ILEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to specific portions of the ILEC's network and (iii) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to colocate their physical plant on the ILEC's property, or provide virtual colocation if physical colocation is not practicable. Current FCC rules require ILECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

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

As a result of these regulatory, consumer and technological developments, ILECs also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC's local services, (ii) using an ILEC's unbundled network elements, (iii) operating their own facilities or (iv) a combination thereof.

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

International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale Segments

In connection with providing services to our business customers, which includes our International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale customers, we compete against other telecommunication providers, as well as other regional, national and international carriers, other data transport providers, cable companies, CLECs and other enterprises, some of whom are substantially larger than us. Competition is based on price, bandwidth, quality and speed of service, promotions and bundled offerings. In providing broadband services, we compete primarily with cable companies, wireless providers, technology companies and other broadband service providers. We face competition in Ethernet based services in the wholesale market from cable companies and fiber-based providers.

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

The number of companies providing business services has grown and increased competition for these services, particularly with respect to smaller business customers. Many of our competitors for business services are not subject to the same regulatory requirements as we are and therefore, they are able to avoid significant regulatory costs and obligations.

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

Consumer Segment

With respect to providing our services to residential customers, technology advancements have increased both the quantity and type of competitors that we compete with for our services. More specifically, voice services face significant product and technology substitution. Additionally, cable companies have increased broadband speeds and continue to compete with our broadband services, and wireless carriers' latest generation technologies are allowing them to more directly compete with our Broadband services. The fragmentation of the video market with the proliferation of Over the Top providers has made it difficult for us to offer a cost-effective video product. Lastly, the regulatory environment in which we operate, while it provides us certain advantages, can make us less nimble than cable, wireless, and other technology companies.

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

See above under "Acquisition of Level 3", for additional information about our November 1, 2017 acquisition of Level 3, and "Sale of Data Centers and Colocation Business" for additional information about our May 1, 2017 disposition.

See Note 4—Goodwill, Customer Relationships and Other Intangible Assets for additional information on these acquisitions.

Environmental Matters

From time to time we may incur environmental compliance and remediation expenses, mainly resulting from owning or operating prior industrial sites or operating vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations or provide you with any assurances regarding the ultimate impact thereof, we do not currently believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations. For additional information, see (i) "Risk Factors—Risks Relating to Legal and Regulatory Matters—Risks posed by other regulation" and "Risk Factors—Other Risks—We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur additional capital and operating costs" in Item 1A of Part I of this report and (ii) Note 19—Commitments, Contingencies and Other Items included in Item 8 of Part II of this report.

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

Employees

At December 31, 2019, we had approximately 42,500 employees, of which approximately 10,700 are members of either the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). See "Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report for a discussion of risks relating to our labor relations and see Note 21—Labor Union Contracts to our consolidated financial statements in Item 8 of Part II of this report for additional information on the timing of certain contract expirations.

Website Access and Important Investor Information

Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "FINANCIALS" and subheading "SEC Filings." These reports are available on our website and on the SEC's website at www.sec.gov. From time to time we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC. The code of conduct, as well as copies of our guidelines on significant governance issues and the charters of our key board committees, are also available in the "Governance" section of our website at www.centurylink.com/aboutus/governance or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2019, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

As a large complex organization, we are from time to time subject to litigation, disputes, governmental or internal investigations, service outages, security breaches or other adverse events. We typically publicly disclose these events only when we determine these disclosures to be material to investors or otherwise required by applicable law.

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

For many of our services, we can effectively compete only if we can quickly and efficiently (i) quote and accept customer orders, (ii) provision and initiate ordered services, (iii) provide customers with adequate means to manage their services and (iv) accurately bill for our services. To attain these objectives, we believe we must digitally transform our global service support processes to permit greater automation and customer self-service options. This digital transformation is complex and will require a substantial amount of resources, especially in light of the multiplicity of our systems. Development of systems designed to support this transformation will continuously require our personnel and third-party vendors to, among other things, (i) adjust to changes in our offerings and customers’ preferences, (ii) simplify our processes, (iii) improve our data management capabilities, (iv) eliminate inconsistencies between our legacy and acquired operations, (v) eliminate older support systems that are costly or obsolete, (vi) develop uniform practices and procedures, and (vii) automate them as much as possible. These undertakings will be challenging and time-consuming, and we cannot assure you that they will be successful. Our competitive position could be adversely impacted if we fail to continuously develop viable service support systems that are satisfactory to our current and potential customers.

We could experience difficulties in consolidating, integrating, updating and simplifying our technical infrastructure.

Our ability to consolidate, integrate, update and simplify our systems and information technology infrastructure in response to our growth and changing business needs is very important to our ability to develop and maintain attractive product and service offerings and to interface effectively with our customers. As discussed further under “Business-Network” in Item 1 of this report, we are currently undertaking several complex, costly and multi-year projects to simplify, consolidate and modernize our network, which combines our legacy network and the networks of companies we have acquired in the past. Delays in the completion of these projects have hampered our progress, and any additional delays may lead to increased project costs or operational inefficiencies. In addition, there may be issues related to our expanded or updated infrastructure that are not identified by our testing processes, and which may only become evident after we have started to fully utilize the redesigned systems. Our failure to modernize, consolidate and upgrade our technology infrastructure could have adverse consequences, including the delayed implementation of new service offerings, decreased competitiveness of existing service offerings, network instabilities, increased operating or acquisition integration costs, service or billing interruptions or delays, service offering inconsistencies, customer dissatisfaction, and the diversion of development resources. In addition, our dedication of significant resources to these projects could divert attention from ongoing operations and other strategic initiatives. Any or all of the foregoing developments could have a negative impact on our business, results of operations, financial condition and cash flows.

We may not be able to compete successfully against current or future competitors.

Each of our offerings to our business and consumer customers face increasingly intense competition from a wide variety of sources under evolving market conditions. In particular, (i) aggressive competition from a wide range of communications and technology companies has limited the prospects for several of our offerings to business customers, (ii) intense competition from wireless and other communications providers has led to a long-term systemic decline in the number of our wireline voice customers and (iii) strong competition from cable companies has impacted our operations. We also face competition from cloud companies, broadband providers, software developers, device providers, resellers, sales agents and facilities-based providers using their own networks as well as those leasing parts of our network. We expect these trends will continue. For more detailed information, see "Business—Competition" in Item 1 of this report.

Some of our current and potential competitors (i) offer products or services that are substitutes for our traditional wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) offer products or services with features that we cannot readily match in some or all of our markets, (iv) install their services more quickly than we do, (v) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (vi) have larger or more diverse networks with greater transmission capacity, (vii) conduct operations or raise capital at a lower cost than us, (viii) are subject to less regulation, which we believe enables such competitors to operate more flexibly than us with respect to certain offerings, (ix) offer services nationally or internationally to a larger geographic area or larger base of customers, (x) have substantially stronger brand names, which may provide them with greater pricing power than ours, (xi) have deeper or more long-standing relationships with key customers, or (xii) have larger operations than ours, which may enable them to compete more successfully in recruiting top talent, entering into operational or strategic partnerships or acquiring companies. Consequently, these competitors may be better equipped to provide more attractive offerings, to charge lower prices for their products and services, to develop and expand their communications and network infrastructure more quickly, to adapt more swiftly to changes in technologies or customer requirements, to devote greater resources to the marketing and sale of their products and services, to provide more comprehensive customer service, to provide greater resources to research and development initiatives and to take advantage of business or other opportunities more readily.

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

The communications industry has been and continues to be impacted by significant technological changes, which in general are enabling a much broader array of companies to compete with us. Many of these technological changes are (i) enabling customers to reduce or bypass use of our networks, (ii) displacing or reducing demand for our services, or (iii) enabling the development of competitive products or services. For years, the development of wireless and Internet-based voice and non-voice communications technologies and social media platforms have significantly reduced demand for our traditional voice services, and these trends continue. More recently, continuous improvements in wireless data technologies have enabled wireless carriers to offer competing data transmission products that are highly convenient to use, and we expect this trend to continue as technological advances enable these carriers to carry greater amounts of data faster and with less latency. Technological advancements have also permitted cable companies and other of our competitors to deliver generally faster average broadband transmission speeds than ours. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. Rapid changes in technology have also placed competitive pressures on our cloud hosting and enabled new competitors to enter our markets. To enhance the competitiveness of certain of our services, we will likely be required to spend additional capital to install more fiber optic cable or to augment the capabilities of our copper-based services.

We may not be able to accurately predict or respond to changes in technology or industry standards, or to the introduction of newly-offered services. Any of these developments could make some or all of our offerings less desirable or even obsolete, which would place downward pressure on our market share and revenue. These developments could also require us to (i) expend capital or other resources in excess of currently contemplated levels to enhance our network or develop products or services, (ii) forego the development or provision of products or services that others can provide more efficiently, or (iii) make other changes to our operating plans, corporate strategies or capital allocation plans, any of which could be contrary to the expectations of our security holders or could adversely impact our business operating results.

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

In order to compete effectively and respond to changing market conditions, we must continuously offer products and services on terms and conditions that allow us to retain and attract customers and to meet their evolving needs. To do so, we must continuously (i) invest in our network (ii) develop, test and introduce new products and services and (iii) rationalize and simplify our offerings by eliminating older or overlapping products or services. Our ability to maintain attractive products and services and to successfully introduce new product or service offerings on a timely and cost-effective basis could be constrained by a range of factors, including network limitations, support system limitations, limited capital, an inability to attract key personnel with the necessary skills, intellectual property constraints, inadequate digitization or automation, technological limits or an inability to act as quickly or efficiently as other competitors. Network service enhancements and product launches could take longer or cost more money than expected due to a range of factors, including software issues, supplier delays, testing delays, permitting delays, or network incompatibility issues. In addition, new product or service offerings may not be widely accepted by our customers. Our business could be materially adversely affected if we are unable to maintain competitive products and services and to timely and successfully develop and introduce new products or services.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenue. Consequently, we have experienced declining consolidated revenue (excluding acquisitions) for a prolonged period. More recently, we have experienced declines in revenue derived from the sale of a broader array of our products and services.

We have taken a variety of steps to counter these declines in revenue, including an increased focus on selling services in greater demand. However, for the reasons described elsewhere in this report, we have thus far been unable to reverse our annual revenue losses (excluding acquisitions). In addition, most of our more recent product and service offerings generate lower profit margins than our traditional services, and some can be expected to experience slowing or no growth in the future. Accordingly, you should not assume that we will be successful in attaining our goal of achieving future revenue growth.

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

As noted in greater detail elsewhere herein, our business is capital intensive, including our need to continually invest to update, consolidate and improve our network, our product offerings and our customer support systems. We expect our business to continue to be capital intensive for the foreseeable future. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We further expect to continue to require significant cash to fund our quarterly dividend payments, subject to the discretionary right of our Board of Directors to change or terminate our current dividend practices at any time. We rely upon our consolidated revenue and cash flows from operating activities to fund our cash needs.

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

For these reasons, we cannot assure you that our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated. Our inability to fund certain of these payments could have an adverse impact on our business, operations, network reliability, competitive position, prospects or on the value of our securities.

Our failure to hire and retain qualified personnel could harm our business.

Our future success depends on our ability to identify, hire, train and retain executives, managers and employees with technological, engineering, software, product development, operational, provisioning, marketing, sales, customer service, administrative, managerial and other key skills. There is a shortage of qualified personnel in several of these fields, particularly in certain growth markets, such as the areas adjoining our Denver and Seattle offices. We compete with several other companies for this limited pool of potential employees. As our industry increasingly becomes more competitive, it could become especially difficult to attract and retain top personnel with skills in high demand. Other more general factors have further increased the challenges of attracting and retaining talented individuals, including disruptions caused by our workforce reduction and restructuring initiatives over the past couple of years, and the challenges of employing represented and non-represented personnel under different compensation structures. In addition, subject to limited exceptions, our executives and domestic employees do not have long-term employment agreements. For all these reasons, there is no assurance that our efforts to recruit and retain qualified personnel will be successful.

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

To safeguard our systems and data stored thereon, we strive to maintain effective security measures, disaster recovery plans, business contingency plans and employee training programs, and to continuously upgrade these safeguards. Nonetheless, we cannot assure you that our security efforts and measures will prevent unauthorized access to our systems, loss or destruction of data (including confidential customer information), account takeovers, unavailability of service, computer viruses, malware, ransomware, distributed denial-of-service attacks, or other forms of cyber-attacks or similar events. These threats may derive from human error, hardware or software vulnerabilities, aging equipment or accidental technological failure. These threats may also stem from fraud, malice or sabotage on the part of employees, third parties or foreign nations, including attempts by outside parties to fraudulently induce our employees or customers to disclose or grant access to our data or our customers’ data, potentially including information subject to stringent domestic and foreign data protection laws governing personally identifiable information, protected health information or other similar types of sensitive data. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, and (v) increased use of our network due to greater demand for data services.

Similar to other large communications companies, we are a constant target of cyber-attacks of varying degrees. Although some of these attacks have resulted in security breaches, thus far none of these breaches have resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume that we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks. Any such future security breaches or disruptions could materially adversely affect our business, results of operations or financial condition, especially in light of the growing frequency, scope and well-documented sophistication of cyber-attacks and intrusions.

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

We believe our industry is by its nature more prone to reputational risks than many other industries. Our ability to attract and retain customers depends substantially upon external perceptions of our products, services, management integrity and financial performance. Customer complaints, governmental investigations, outages, or other service failures of networks operated by us could cause substantial adverse publicity affecting us. Similar events impacting other operators could indirectly harm us by causing substantial adverse publicity affecting our industry in general. In either case, press coverage, social media messaging or other public statements that insinuate improper actions by us or other operators, regardless of their factual accuracy or truthfulness, may result in negative publicity, litigation, governmental investigations or additional regulations. Addressing negative publicity and any resulting litigation or investigations may distract management, increase costs and divert resources. Negative publicity may have an adverse impact on our reputation and the morale of our employees. We could suffer similar adverse effects if shareholders, financial analysts or other financial professionals issue public statements that cast us or our industry in a negative light. Any of these developments could adversely affect our business, results of operations, financial condition, cash flows, prospects and the value of our securities.

In mid-2017, a former employee alleged that we had engaged in sales-related misconduct. Later that year, a special committee of our independent directors formed to investigate these allegations concluded, among other things, that systems and human error had contributed to inaccurate consumer billings. Since then we have implemented several changes to improve our customers’ experience and have settled various claims with private and state litigants relating to our consumer billing practices. While we believe we have largely mitigated the issues identified by our 2017 investigation, we cannot assure you that all of our service support issues have been addressed to the full satisfaction of our customers. Nor can we assure you that customers, governmental agencies or employees will not raise further concerns about our operations in the future.

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

Our future growth potential will depend in part upon the continued development and expansion of the Internet as a communication medium and marketplace for the distribution of data, video, voice and other products by businesses, consumers, and governments. The use of the Internet for these purposes may not grow and expand at the rate anticipated by us or others, or may be restricted by factors outside of our control, including (i) actions by other carriers or governmental authorities that restrict us from delivering traffic over other parties' networks, (ii) changes in regulations, (iii) technological stagnation, (iv) increased concerns regarding cyber threats or (v) changes in consumers' preferences or data usage.

Increases in broadband usage may cause network capacity limitations, resulting in service disruptions, reduced capacity or slower transmission speeds for our customers.

Video streaming services, gaming and peer-to-peer file sharing applications use significantly more bandwidth than other Internet activity such as web browsing and email. As use of these services continues to grow, our broadband customers will likely use much more bandwidth than in the past. If this occurs, we could be required to make significant budgeted or unbudgeted capital expenditures to increase network capacity in order to avoid service disruptions, service degradation or slower transmission speeds for our customers. Alternatively, we could choose to implement network management practices to reduce the network capacity available to bandwidth-intensive activities during certain times in market areas experiencing congestion, which could negatively affect our ability to retain and attract customers in affected markets. Competitive or regulatory constraints may preclude us from recovering the costs of network investments designed to address these issues, which could adversely impact our operating margins, results of operations, financial condition and cash flows.

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

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. These steps, however, may not fully protect us. Others may independently develop technologies that are substantially equivalent, superior to, or otherwise competitive to the technologies we employ in our services, or may intentionally or unintentionally infringe on our intellectual property. Moreover, we may be unable to prevent our current or former employees from using or disclosing to others our proprietary information. Enforcement of our intellectual property rights may depend on initiating legal actions against parties who infringe or misappropriate our proprietary information, but these actions may not be successful, even when our rights have been infringed. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

Our operations, financial performance and liquidity are materially reliant on various third parties.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with the infrastructure of, other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements exposes us to multiple risks. Typically, these arrangements limit our control over the quality of our services and expose us to the risk that our ability to market our services could be adversely impacted by changes in the plans or properties of the carriers upon which we are reliant. In addition, we are exposed to the risk that the other carriers may be unwilling or unable to continue or renew these arrangements in the future on terms favorable to us, or at all. This risk is heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases, or a carrier who suffers financial distress or bankruptcy. If we lose these arrangements and cannot timely replace them, our ability to provide services to our customers and conduct our business could be materially adversely affected. Moreover, many of our arrangements with other carriers are regulated by domestic or foreign agencies, which subject us to the additional risk that changes in regulation could increase our costs or otherwise adversely affect our ability to provide services. Finally, even when another carrier agrees or is obligated to provide services to us to permit us to obtain new customers, it is frequently expensive, difficult and time-consuming to switch the new customers to our network, especially if the other carrier fails to provide timely and efficient cooperation.

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

Our operations and financial performance could be adversely affected if any of these other communications companies are unable or unwilling to continue to engage with us for any reason, including financial distress, bankruptcy, strikes, regulatory impediments, legal disputes or commercial differences.

Reliance on other key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. We also rely on a limited number of software vendors, content suppliers or other parties to assist us with operating, maintaining and administering our business. If any of these suppliers experience interruptions or other problems delivering their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers and may be adversely affected if third parties assert patent infringement claims against our suppliers or us. Similarly, in certain instances we have access to only a limited number of alternative suppliers or vendors. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement equipment, software, supplies, services, utilities or programming on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Reliance on utility providers and landlords. Our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. Several pending proposals designed to reduce greenhouse emissions could substantially increase our energy costs, which we may not be able to pass on to our customers. We lease many of our office facilities, which subjects us to risk of higher future rent payments or non-renewals when each current lease expires.

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

As of December 31, 2019, approximately 25% of our employees were members of various bargaining units represented by the Communications Workers of America or the International Brotherhood of Electrical Workers. From time to time, our labor agreements with unions expire. Although we typically are able to negotiate new bargaining agreements, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. Our mixed workforce of represented and non-represented personnel could induce additional organizational activities. New or replacement labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements may also limit our flexibility to change benefits. In particular, retirement benefits provided under these agreements could cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

Our major contracts subject us to various risks.

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

We have several complex high-value national and global customer contracts. The revenue and profitability of these contracts are frequently impacted by a variety of factors, including variations in cost, attaining milestones, meeting service level commitments, service outages, achieving cost savings anticipated in our contract pricing, changes in our customers’ needs, and our suppliers’ performance. Any of these factors could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

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

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. Moreover, national regulatory frameworks that are consistent with the policies and requirements of global organizations and standards have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products and services we seek to offer.

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

•
U.S. and non-U.S. regulation of overseas operations, including regulation under the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act of 2010, the Brazilian Anti-corruption Law and other applicable anti-corruption laws (collectively with the FCPA, the "Anti-Corruption Laws");

•	economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets;

•	currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates;

•	challenges in securing and maintaining the necessary physical and telecommunications infrastructure;

•	the inability in certain jurisdictions to enforce contract rights either due to underdeveloped legal systems or government actions that result in a deprivation of contract rights;

•	increased risk of cyber-attacks or similar events to our network as we expand our network or interconnect our network with other networks internationally;

•	the inability in certain jurisdictions to adequately protect intellectual property rights or prevent its misappropriation;

•	laws, policies or practices that restrict with whom we can contract or otherwise limit the scope of operations that can legally or practicably be conducted within any particular country;

•	potential submission of disputes to the jurisdiction of a non-U.S. court or arbitration panel;

•	reliance on third parties, including those with which we have limited experience;

•	limitations in the availability, amount or terms of insurance coverage;

•	the imposition of unanticipated or increased taxes, increased communications or privacy regulations or other forms of public or governmental regulation that increase our operating expenses; and

•	challenges in staffing and managing overseas operations.

Changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations could impact us. Specifically, the United Kingdom exited the European Union on January 31, 2020 ("Brexit"), subject to the 11-month transition period further described elsewhere herein, and the British government is currently negotiating the terms of Brexit. Brexit could potentially impact our supply chains, logistics, and human resources, and subject us to additional regulatory complexities. Additionally, Brexit and other changes in multilateral arrangements may more broadly adversely affect our operations and financial results.

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

Certain Latin American economies have experienced shortages in non-U.S. currency reserves and have adopted restrictions on the use of certain mechanisms to expatriate local earnings and convert local currencies into U.S. dollars. Any of these shortages or restrictions may limit or impede our ability to transfer or convert those currencies into U.S. dollars and to expatriate those funds.

We expect rising costs and other industry changes will continue to adversely impact our video business.

Demand for our video products and services has been adversely impacted by several factors, including (i) strong customer demand for streaming and other competing services, (ii) various new technologies that have increased the number of competitive entertainment offerings and (iii) substantial increases in our video programming expenses. We expect these trends to continue.

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

In an effort to implement our business strategies, we may from time to time in the future pursue other acquisition or expansion opportunities, including strategic investments. These transactions could involve acquisitions of entire businesses or investments in start-up or established companies, and could take several forms, including mergers, joint ventures, investments in new lines of business, or the purchase of equity interests or assets. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, potential violations of covenants in our debt instruments, distraction of management from current operations, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements and other unidentified issues not discovered in due diligence. To the extent we acquire part or all of a business that is financially unstable or is otherwise subject to a high level of risk, we may be affected by currently unascertainable risks of that business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular business or assets that we may acquire. Moreover, we cannot guarantee that any such transaction will ultimately result in the realization of the benefits of the transaction originally anticipated by us or that any such transaction will not have a material adverse impact on our financial condition or results of operations. In particular, we can provide no assurances that we will be able to successfully integrate the technology systems, billing systems, accounting processes, workforce, cost structure, product development and service delivery processes, standards, controls, policies, strategies and culture of the acquired company with ours. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure as any such financing would likely include the issuance of additional securities or the borrowing of additional funds. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition. Moreover, we generally do not announce our material transactions until we have entered into a preliminary or definitive agreement.

Asset dispositions could have a detrimental impact on us or the holders of our securities.

In the past, we have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. We may not be able to divest any such assets on terms that are attractive to us, or at all. In addition, if we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could impact the execution or timing for such dispositions and could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows and make it harder for us to fund all of our cash requirements.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

Unfavorable general economic conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics or other factors, could negatively affect our business. While it is difficult to predict the ultimate impact of these general economic conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forego purchases of our products and services. These conditions impact, in particular, our ability to sell discretionary products or services to business customers that are under pressure to reduce costs or to governmental customers operating under budgetary constraints. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us. In addition, as discussed further below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us, or at all. For these reasons, among others, weak economic conditions could adversely affect our operating results, financial condition, and liquidity.

Although we believe we have successfully integrated our incumbent business with Level 3’s business, additional challenges may remain.

In late 2017, this transaction combined two companies which previously operated as independent public companies. Although, we believe the integration of the two companies has been successfully completed, additional challenges could arise, including those relating to the following:

•	the complexities of combining two companies with different histories, cultures, regulatory restrictions, operating structures, lending arrangements and markets;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to provide consistent, high-quality products and services under a unified culture; and

•	impediments to fully and timely integrating systems, technologies, procedures, policies, standards and controls.

Our failure to adequately address these and related challenges could adversely affect our business and financial results.

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

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult.

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

Federal and state agencies that dispense support program payments can, and from time to time do, reduce the amount of those payments to us and other carriers.

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

Risks of investigations and fines. Various governmental agencies, including state attorneys general, with jurisdiction over our operations have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. These investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations. We typically publicly disclose the existence or outcome of these investigations, or our own internal investigations, only when we determine these disclosures to be material to investors or otherwise required by applicable law.

We have recently paid certain regulatory fines associated with network or service outages, particularly with respect to outages impacting the availability of emergency - 911 services. Federal and state regulators continue to be focused on 911 service reliability and we believe this trend will continue and may result in future investigations.

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

Our participation in the FCC's CAF Phase II support program subjects us to certain financial risks. If we fail to attain certain specified infrastructure buildout requirements, the FCC could withhold future CAF support payments until these shortcomings are rectified. In addition, if we are not in compliance with FCC measures by the end of the CAF Phase II program, we would incur substantial penalties. To comply with the FCC's buildout requirements, we believe we will need to continue to dedicate a substantial portion of our capital expenditure budget through the end of the program to the construction of new infrastructure. The CAF-related expenditures could reduce the amount of funds we are willing or able to allocate to other initiatives or projects. The FCC has determined it will use reverse auctions to award support under a new fund following the completion of CAF Phase II. We cannot assure you that any funding that we pursue and receive through these upcoming auctions will be sufficient to replace our current CAF Phase II payments.

Regulation of the Internet and data privacy could substantially impact us.

Since the creation of the Internet, there has been extensive debate about whether and how to regulate Internet service providers. A significant number of U.S. congressional leaders, state elected officials and various consumer interest groups have long advocated in favor of extensive regulation. In 2015, the FCC adopted new regulations that regulated broadband services as a public utility under Title II of the Communications Act of 1934. The FCC voted to repeal most of those regulations in December 2017 and preempted states from substantial regulations of their own. Opponents of the rescission judicially challenged this action and continue to advocate in favor of re-instituting extensive federal regulation. In addition, California and other states have adopted, or are considering adopting, legislation or regulations that govern the terms of internet services. In October 2019, a federal court upheld the FCC's classification decision but vacated a part of its preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have sought further appellate review of this decision. The result of these further appeals is pending. Depending on the scope of such current and future federal or state regulation and judicial proceedings regarding these matters, the imposition of heightened regulation of our Internet operations could hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations. As the significance of the Internet continues to expand, foreign governments similarly may adopt new laws or regulations governing the Internet. We cannot predict the outcome of any such changes.

A growing number of non-U.S. jurisdictions have adopted rigorous data privacy laws. For example, all current member states of the European Union have adopted new European data protection laws that have exposed our European operations to an increased risk of litigation and substantial regulatory fines. In the U.S., California and other states have adopted, or are considering adopting, comparable data privacy laws. These laws are complex and not consistent across jurisdictions. Although we cannot predict the ultimate outcomes of this growing trend toward additional regulation, we expect it will increase our operating costs and heighten our regulatory risk.

We may be liable for the material that content providers or distributors distribute over our network.

The liability of private network operators for information stored or transmitted on their networks is impacted both by changing technology and evolving legal principles that remain unsettled in many jurisdictions. While we disclaim any liability for third-party content in our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. If we decide to implement additional measures to reduce our exposure to these risks, or if we are required to defend ourselves against these kinds of claims, our operations and financial results could be negatively affected.

Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, the trading price of our securities and our ability to access the capital markets.

There are several material proceedings pending against us, as described in Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of this report. Results of these legal proceedings cannot be predicted with certainty. Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. For each of these reasons, any of the proceedings described in Note 19—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

We are exposed to risks arising out of legislation affecting U.S. public companies.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented thereunder, have increased our legal and financial compliance costs and made some activities more time consuming. Any failure to comply with these laws and regulations, including any failure to timely complete annual assessments of our internal controls, could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or our reputation with investors, lenders or others.

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

We continue to carry significant debt. As of December 31, 2019, the aggregate principal amount of our consolidated long-term debt was $34.8 billion, excluding unamortized discounts, net, unamortized debt issuance costs and finance lease and other obligations. Following the January 2020 refinancing of our revolving credit facilities and term loan debt originally maturing in 2022, as discussed in Note 7—Long-Term Debt and Credit Facilities, we now have $7.0 billion of aggregate principal amount of long-term debt scheduled to become payable prior to December 31, 2022. While we currently believe we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future performance or financial condition, the future condition of the credit markets or the economy generally.

Our significant levels of debt can adversely affect us in several respects, including:

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

Although we have hedged some of our interest rate exposures, a substantial portion of our indebtedness continues to bear interest at variable rates. If market interest rates increase, our variable-rate debt will have higher debt service requirements, which could adversely impact our cash flows and financial condition. If such rate increases are significant and sustained, these impacts could be material.

Any failure to make required debt payments could, among other things, adversely affect our ability to conduct operations or raise capital.

Subject to certain limitations, our debt agreements and the debt agreements of our subsidiaries allow us to incur additional debt, which could exacerbate the other risks described in this report.

Subject to certain limitations and restrictions, the current terms of our debt instruments and the debt instruments of our subsidiaries permit us or them to incur additional indebtedness, including additional borrowings under our revolving credit facility. Incremental borrowings that impose additional financial risks could exacerbate the other risks described in this report.

We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all.

We have a significant amount of indebtedness that we intend to refinance over the next several years, principally through the issuance of debt securities or term loans by CenturyLink or one or more of our principal subsidiaries. We may also need to obtain additional financing under a variety of other circumstances, including if:

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

Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets. Uncertainty regarding worldwide trade, the strength of various global and supranatural governing bodies and other geopolitical events could significantly affect global financial markets in 2020. Volatility in the global markets could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are as favorable as those from which we previously benefited, on terms that are acceptable to us, or at all.

In addition, our ability to borrow funds in the future will depend in part on the satisfaction of the covenants in our credit facilities and other debt instruments, which are discussed further below.

Our access to funds under our revolving credit facility is further dependent upon the ability of the facility’s lenders to meet their funding commitments. Stricter capital-related and other regulations, particularly in the United States and Europe, could hamper the ability of these lenders to continue to fund their commitments. If one or more of the lenders fails to fund, the remaining lenders will not be legally obligated to rectify the funding shortfall.

For all the reasons mentioned above, we can give no assurance that additional financing for any of these purposes will be available on terms that are acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you that we could implement these steps in a sufficient or timely manner, or at all. Moreover, any steps taken to strengthen our liquidity, such as cutting costs, could adversely impact our business or operations.

We have a highly complex debt structure, which could impact the rights of our investors.

CenturyLink, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of CenturyLink, Inc. is guaranteed by nine of its principal domestic subsidiaries, six of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of CenturyLink, Inc. is neither secured by collateral nor guaranteed by any of its subsidiaries. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by its parent. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. and by Embarq Corporation and one of its subsidiaries. Most of the approximately 400 subsidiaries of CenturyLink, Inc. have neither borrowed money nor guaranteed any of the debt of CenturyLink, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of CenturyLink, Inc. to the extent of the value of those subsidiaries that are obligors.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our consolidated debt and financing arrangements the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of CenturyLink, Inc. and Level 3 Financing, Inc.

CenturyLink, Inc.'s senior secured credit facilities and secured notes contain several significant limitations restricting CenturyLink, Inc.’s ability to, among other things:

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

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to receive cash from Level 3, to distribute cash from Level 3 to other of our affiliated entities, or to enter into other transactions among our wholly-owned entities.

CenturyLink, Inc.'s senior secured credit facilities and senior secured notes, as well as the term loan debt of Qwest Corporation also contain financial covenants. The ability of CenturyLink, Inc. and Qwest Corporation to comply with these provisions may be affected by events beyond their control.

Increasingly in recent years, certain debt investors have sought to financially benefit themselves by identifying and seeking to enforce defaults under borrowers’ debt agreements. This development could increase the risk of claims made under our debt agreements.

The failure of CenturyLink, Inc. or any of its subsidiaries to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. As noted elsewhere herein, we cannot assure you that we could adequately address any such defaults, cross-defaults or acceleration of our debt payment obligations in a sufficient or timely manner, or at all. For additional information, see “Risks Affecting Our Liquidity and Capital Resources—We expect to periodically require financing, and we cannot assure you that we will be able to obtain such financing on terms that are acceptable to us, or at all” and Note 7—Long-Term Debt and Credit Facilities.

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

Under our January 31, 2020 amended and restated credit agreement, a “change of control” of CenturyLink, Inc. constitutes an event of default. Moreover, if the credit ratings relating to certain of our currently outstanding long-term debt securities are downgraded in the manner specified thereunder in connection with a “change of control” of CenturyLink, Inc., then we will be required to offer to repurchase such debt securities. The long-term debt securities of several of our subsidiaries include similar covenants that could, under similar circumstances in connection with a “change of control” of one of the subsidiaries, require us to offer to repurchase such securities. If, due to lack of cash, legal or contractual impediments (including certain covenants in CenturyLink's credit agreement that restrict payments on outstanding indebtedness other than regularly scheduled payments), or otherwise, we fail to offer to repurchase such debt securities, such failure could constitute an event of default under such debt securities. Any default under our credit facility or these debt securities could in turn constitute a default under other of our agreements relating to our indebtedness outstanding at that time. Moreover, the existence of these default or repurchase provisions may in certain circumstances render it more difficult or discourage a sale or takeover of us, or the removal of our incumbent directors.

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

•
our above-described need to (i) consolidate and simplify our various legacy systems, (ii) strengthen and transform our customer support systems and (iii) support our development and launch of new products and services;

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

Similarly, we continue to anticipate incurring substantial operating expenses to support and maintain our operations. If we are unable to attain our objectives for managing or reducing these costs, our operating margins will be adversely impacted.

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions for tax-sharing or cash management purposes, our subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. As discussed in greater detail elsewhere herein, restrictions imposed by credit instruments or other agreements applicable to Level 3 and certain of our other subsidiaries limit the amount of funds that our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends that they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable tax laws or orders imposed by state regulators (either in connection with obtaining necessary approvals for our acquisitions or in connection with our regulated operations). For all these reasons, you should not assume that our subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our cash requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” included elsewhere in this report for further discussion of these matters.

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

As of December 31, 2019, CenturyLink had approximately $6.2 billion of federal net operating loss carryforwards, (“NOLs”), which for U.S. federal income tax purposes can be used to offset future taxable income. A significant portion of our federal NOLs were acquired through the Level 3 acquisition and are subject to limitations under Section 382 of the Internal Revenue Code (“Code”) and related Treasury regulations. Issuances or sales of our stock (including certain transactions outside of our control) could result in an ownership change of CenturyLink under Section 382, which may further limit our use of the NOLs. For these and other reasons, you should be aware that these limitations could restrict our ability to use these NOLs in the amounts we project or could limit our flexibility to pursue otherwise favorable transactions. In an effort to safeguard our NOLs, we adopted a rights agreement in the first half of 2019, which is discussed further below under "Other Risks".

At December 31, 2019, we had state NOL carryforwards of approximately $18 billion. A significant portion of the state NOL carryforwards are generated in states where separate company income tax returns are filed and our subsidiaries that generated the losses may not have the ability to generate income in sufficient amounts to realize these losses. In addition, certain of these state NOL carryforwards will be limited by state laws related to ownership changes. As a result, we expect to utilize only a small portion of the state NOL carryforwards, and consequently have determined that as of December 31, 2019, these state NOL carryforwards, net of federal benefit, had a net tax benefit (after giving effect to our valuation allowance) of $372 million.

Additionally, at December 31, 2019, we had foreign NOL carryforwards of $6 billion. A significant portion of the foreign NOL carryforwards are generated in subsidiaries that do not have a history of earnings and may not have the ability to generate income in sufficient amounts to realize the losses. As of December 31, 2019, we have determined that these foreign NOL carryforwards had a net benefit of $275 million (after giving effect to our valuation allowances).

Increases in costs for pension and healthcare benefits for our active and retired employees may reduce our profitability and increase our funding commitments.

As of December 31, 2019, we had approximately 36,000 active employees participating in our company sponsored benefit plans, approximately 66,000 active and retired employees and surviving spouses eligible for post-retirement healthcare benefits, approximately 66,000 pension retirees and approximately 13,000 former employees with vested pension benefits participating in our benefit plans. The cost to fund the pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, most of which are outside our control, including:

•	decreases in investment returns on funds held by our pension and other benefit plan trusts;

•	changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our pension and other post-retirement plans;

•	increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•	increasing longevity of our employees and retirees;

•	the impact of the continuing implementation, modification or potential repeal of current federal healthcare legislation and regulations promulgated thereunder;

•	increases in the number of retirees who elect to receive lump sum benefit payments;

•	increases in insurance premiums we are required to pay to the Pension Benefit Guaranty Corporation due to its systemic underfunded status;

•	changes in plan benefits; and

•	changes in funding laws or regulations.

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

As of December 31, 2019, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. See Note 11—Employee Benefits to our consolidated financial statements included in Item 8 of this report. For more information on our obligations under our defined benefit pension plans and other post-retirement benefit plans, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Pension and Post-retirement Benefit Obligations” included in Item 7 of this report.

For additional information concerning our liquidity and capital resources, see Item 7 of this report. For a discussion of certain currency and liquidity risks associated with our international operations, see "Risk Factors—Risks Affecting Our Business—Our international operations expose us to various regulatory, currency, tax, legal and other risks."

European Union regulation and reform of “benchmarks,” including LIBOR, is ongoing and could have a material adverse effect on the value and return on our variable rate indebtedness.

LIBOR and other interest rate and other types of indices which are deemed to be “benchmarks” are the subject of ongoing international regulatory reform in the European Union. Regulatory changes and the uncertainty as to the nature of such potential changes, alternative reference rates or other reforms could cause market volatility or disruptions for variable-rate debt instruments. Any changes announced by regulators or any other governance or oversight body, or future changes adopted thereby, in the method of determining LIBOR rates may impact reported LIBOR rates, and thereby affect our interest costs. In addition, in mid-2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR benchmark after 2021. Although we believe that our variable rate indebtedness provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported, uncertainty as to the extent and manner of future changes may adversely affect the value of our variable rate indebtedness.

Other Risks

We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our domestic facilities are located in Florida, Alabama, Louisiana, Texas, North Carolina, South Carolina and other coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods or other similar casualty events. These events could cause substantial damages, including downed telephone lines, flooded facilities, power outages, fuel shortages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our property (excluding our above ground outside plant) and may, under certain circumstances, be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for catastrophic hazard-related losses or, if obtainable and carried, whether this insurance will be adequate to cover such losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles, retentions and coverage exclusions, and the premiums to be based on our loss experience. Moreover, many climate experts have predicted an increase in extreme weather events in the future, which would increase our exposure to casualty risks. For all these reasons, any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

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

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes including the judgments, assumptions and estimates applied pursuant to our critical accounting policies, which are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 7 of this report. If future events or assumptions differ significantly from the judgments, assumptions and estimates applied in connection with preparing our historical financial statements, our future financial statements could be materially impacted.

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

In February 2019, we announced our expectation of attaining by the end of a three-year period $800 million to $1.0 billion of annualized run-rate Adjusted EBITDA (as defined in our quarterly earnings releases filed with the SEC) synergies and savings from our ongoing transformational initiatives, excluding $450 to $650 million in one-time costs to achieve these savings. Although we believe we are on track to attain these savings within this time frame, we cannot assure you of this.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect our operations, profitability or reputation.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with GAAP of our financial statements. We cannot assure you that these measures will be effective. As of December 31, 2018, we concluded that we had two material weaknesses relating to our accounting for the Level 3 combination and for revenue transactions. These material weaknesses caused us to file our annual report on Form 10‑K for the year ended December 31, 2018 after its original due date. Although we successfully remediated these material weaknesses during 2019, we cannot assure you that our remedial measures will avoid other control deficiencies in the future.

There can be no assurance that our disclosure controls and procedures or internal control over financial reporting will be effective in the future. As a result, it is possible that our current or future financial statements or SEC reports may not comply with generally accepted accounting principles or other applicable requirements, will contain a material misstatement or omission, or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures or reports, enforcement actions by regulatory authorities, fines, penalties, the delisting of our securities, liabilities arising from shareholder litigation, restricted access to the capital markets and lower valuations of our securities.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2019, approximately 48% of our total consolidated assets reflected on the consolidated balance sheet included in this report consisted of goodwill, customer relationships and other intangible assets. Under U.S. generally accepted accounting principles, these intangible assets must be tested for impairment on an annual basis or more frequently whenever events or circumstances indicate that their carrying value may not be recoverable. From time to time, including in the fourth quarter of 2018 and the first quarter of 2019, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation, financial condition or ability to comply with financial covenants in our debt instruments. Moreover, even if we conclude that our intangible assets are recorded at carrying values that are recoverable, we cannot assure you of the amount of cash we would receive in the event of a voluntary or involuntary sale of these assets.

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

The Tax Cuts and Jobs Act will continue to have a substantial impact on us.

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

Like all large multinational businesses, we are subject to multiple sets of complex and varying foreign, federal, state and local tax laws and rules. Legislators and regulators at various levels of government may from time to time change existing tax laws or regulations or enact new laws or regulations. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations that could negatively impact our operating results or financial condition. We are also subject to frequent and regular audits by a broad range of foreign, federal, state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

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

The trading price of our common stock could be reduced if a large number of shares of our common stock are sold in the public market, or under various other circumstances.

Our articles of incorporation currently authorize us to issue additional shares of our common stock, frequently without shareholder approval. Such additional issuances may dilute the beneficial ownership and voting power of our shareholders, and could reduce the trading price of our common stock. Similarly, the market price of our common stock could drop significantly if certain large holders of our common stock sell all or a substantial portion of their holdings in the public markets, or indicate their intent to do so. Similarly, the market price of our stock could be adversely affected if analysts or other market participants issue reports or make other statements that recommend the sale of our shares, or if we report financial results or other developments that are viewed negatively by investors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of fiber-optic and metallic cables, high-speed transport equipment, electronics, switches, routers, cable landing stations, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2019	2018
Land	2%	2%
Fiber, conduit and other outside plant(1)	45%	45%
Central office and other network electronics(2)	35%	35%
Support assets(3)	14%	15%
Construction in progress(4)	4%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________

(1)	Fiber, conduit and other outside plant consists of fiber and metallic cables, conduit, poles and other supporting structures.

(2)	Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)	Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.

(4)	Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

We own substantially all of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant, equipment under various finance and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease, typically within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements. With the acquisition of Level 3 on November 1, 2017, we acquired, among other things, title or leasehold rights to various cable landing stations and data centers throughout the world related to undersea and terrestrial cable systems.

Our net property, plant and equipment was approximately $26.1 billion and $26.4 billion at December 31, 2019 and 2018, respectively. Substantial portions of our property, plant and equipment is pledged to secure the long-term debt of our subsidiaries or the guarantee obligations of our subsidiary guarantors. For additional information, see Note 9—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange ("NYSE") and the Berlin Stock Exchange and is traded under the symbol CTL and CYT, respectively.

At February 21, 2020, there were approximately 93,000 stockholders of record, although there were significantly more beneficial holders of our common stock.

As described in greater detail in "Risk Factors" in Item 1A of Part I of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2019 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2019	16,585	$11.57
November 2019	185,887	13.15
December 2019	12,368	13.70
Total	214,840

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

The following table summarizes selected financial information from our consolidated statements of operations.

	Years Ended December 31,(1)
	2019(2)(3)(4)	2018(2)(3)(4)(5)	2017(3)(4)(5)	2016(3)(4)	2015(4)
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenue	$22,401	23,443	17,656	17,470	17,900
Operating expenses	25,127	22,873	15,647	15,137	15,321
Operating (loss) income	$(2,726)	570	2,009	2,333	2,579
(Loss) income before income tax expense	$(4,766)	(1,563)	540	1,020	1,316
Net (loss) income	$(5,269)	(1,733)	1,389	626	878
Basic (loss) earnings per common share	$(4.92)	(1.63)	2.21	1.16	1.58
Diluted (loss) earnings per common share	$(4.92)	(1.63)	2.21	1.16	1.58
Dividends declared per common share	$1.00	2.16	2.16	2.16	2.16
Weighted average basic common shares outstanding	1,071,441	1,065,866	627,808	539,549	554,278
Weighted average diluted common shares outstanding	1,071,441	1,065,866	628,693	540,679	555,093
_______________________________________________________________________________

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of Part II of this report and in our preceding annual reports on Form 10-K for a discussion of unusual items affecting the results for each of the years presented.

(2)	During 2019 and 2018, we recorded non-cash, non-tax-deductible goodwill impairment charges of $6.5 billion and $2.7 billion, respectively.

(3)
During 2019, 2018, 2017 and 2016, we incurred Level 3 acquisition-related expenses of $234 million, $393 million, $271 million and $52 million, respectively. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Acquisition of Level 3" and Note 2—Acquisition of Level 3 to our consolidated financial statements in Item 8 of Part II of this report.

(4)
During 2019, 2018, 2017, 2016 and 2015, we recognized an incremental $157 million, $171 million, $186 million, $201 million and $215 million, respectively, of revenue associated with the Federal Communications Commission ("FCC") Connect America Fund Phase II support program, as compared to revenue received under the previous interstate USF program.

(5)
The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a re-measurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The re-measurement resulted in tax expense of $92 million for 2018 and a tax benefit of approximately $1.1 billion for 2017.

Selected financial information from our consolidated balance sheets is as follows:

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Net property, plant and equipment(1)	$26,079	26,408	26,852	17,039	18,069
Goodwill(1)(2)	21,534	28,031	30,475	19,650	20,742
Total assets(3)(4)	64,742	70,256	75,611	47,017	47,604
Total long-term debt(3)(5)	34,694	36,061	37,726	19,993	20,225
Total stockholders' equity	13,470	19,828	23,491	13,399	14,060
_______________________________________________________________________________

(1)
During 2016, as a result of our then pending sale of a portion of our colocation business and data centers, we reclassified $1.1 billion in net property, plant and equipment and $1.1 billion of goodwill to assets held for sale which is included in other current assets on our consolidated balance sheet. See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 8 of Part II of this report, for additional information.

(2)	During 2019 and 2018, we recorded non-cash, non-tax-deductible goodwill impairment charges of $6.5 billion and $2.7 billion, respectively.

(3)
In 2015, we adopted both ASU 2015-03 "Simplifying the Presentation of Debt Issuance Costs" and ASU 2015-17 "Balance Sheet Classification of Deferred Taxes" by retrospectively applying the requirements of the ASUs to our previously issued consolidated financial statements.

(4)
In 2019, we adopted ASU 2016-02 "Leases (ASC 842)" by using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842.

(5)
Total long-term debt includes current maturities of long-term debt and finance lease obligations of $305 million for the year ended December 31, 2016 associated with assets held for sale. For additional information on our total long-term debt, see Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report. For total contractual obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of Part II of this report.

Selected financial information from our consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in millions)
Net cash provided by operating activities	$6,680	7,032	3,878	4,608	5,153
Net cash used in investing activities	(3,570)	(3,078)	(8,871)	(2,994)	(2,853)
Net cash (used in) provided by financing activities	(1,911)	(4,023)	5,356	(1,518)	(2,301)
Capital Expenditures	(3,628)	(3,175)	(3,106)	(2,981)	(2,872)

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

Overview

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our business and residential customers. We believe, we are among the largest providers of communications services to domestic and global enterprise customers and the second largest enterprise wireline telecommunications company in the United States. We provide services in over 60 countries, with most of our revenue being derived in the United States.
We continue expanding the reach and capabilities of our network by investing at the edge of our world class fiber network consisting of approximately 450,000 route miles, connecting approximately 170,000 fiber-based on-net enterprise buildings, connecting to public and private data centers and subsea networks. We are also investing in new technologies, leveraging our extensive fiber network that provide customers with dynamic bandwidth and low-latency edge computing services to enable their digital transformation.
Acquisition of Level 3

On November 1, 2017, CenturyLink, Inc. ("CenturyLink") acquired Level 3 Communications, Inc. ("Level 3") through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC.

During the year ended December 31, 2019, we recognized $234 million of integration and transformation-related expenses associated with our activities related to the Level 3 acquisition.

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

Sale of Data Centers and Colocation Business

On May 1, 2017, we sold a portion of our data centers and colocation business to a consortium led by BC Partners, Inc. and Medina Capital ("the Purchaser") in exchange for pre-tax cash proceeds of $1.8 billion and a minority stake in the limited partnership that owns the consortium's global secure infrastructure company, Cyxtera Technologies. As part of the transaction, the Purchaser acquired 57 of our data centers and assumed our capital lease obligations, which amounted to $294 million on May 1, 2017, related to the divested properties.

Our colocation business generated revenue (excluding revenue from affiliates) of $210 million from January 1, 2017 through May 1, 2017.

This transaction did not meet the accounting requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transaction. Under the failed-sale-leaseback accounting model, after the transaction we were deemed under GAAP to still own certain real estate assets sold to the Purchaser.

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

Effective with the January 1, 2019 implementation date of the new accounting standard for Leases (ASU 2016-02), this particular accounting treatment was no longer applicable to our May 1, 2017 divestiture transaction. Consequently, the above-described real estate assets and corresponding financing obligation were derecognized as of January 1, 2019 from our future consolidated balance sheets resulting in an increase of $115 million to stockholder's equity.

See Note 3—Sale of Data Centers and Colocation Business for additional information on the sale and Note 1— Background And Summary Of Significant Accounting Policies for discussion of the impact of implementing ASU 2016-02 to our consolidated financial statements in Item 8 of Part II of this report.

Reporting Segments

Our reporting segments are organized by customer focus:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific. IGAM is responsible for working with large multinational organizations in support of their business and IT transformation strategies. With our extensive fiber network, and our ability to provide global networking solutions and a differentiated customer experience spanning the globe, we believe we are well-positioned to serve customers within this segment. This segment contains some of our largest customers which could result in revenue fluctuations driven by contract renegotiations or churn. We remain focused on investing globally to expand our reach, scale and technology to grow services that we can offer to our global and international customers;

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. Federal government, state and local governments and research and education institutions. Our ability to meet our enterprise customers' increasing needs for integrated data, broadband and voice services with our extensive product portfolio and our local approach to the market are differentiators. We plan to grow revenue within our Enterprise segment by leveraging our extensive enterprise-focused fiber network to deliver dynamic solutions our customers require to meet their growing and evolving needs;

•
Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We generally designate businesses as small or medium if they have fewer than 500 employees. With traditional voice services representing a significant portion of SMB segment revenues, we believe revenue growth will continue to be a challenge for this segment. We believe by bringing products specific to meet the needs of this segment, adding fiber-fed on-net buildings and collaborating with our indirect channel partners, we will be better positioned to meet our SMB customers’ needs;

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale segment contributes scale that we leverage in connection with serving our Enterprise customers. We plan to continue to partner with 5G wireless providers to support their growing needs for transmission capacity, which in turn will place our network closer to our customers. Nonetheless, we expect the relative contributions of our wholesale segment will decline over the longer term due to competitive pressures. In the meantime, we expect our wholesale segment will remain volatile from quarter to quarter given the relatively large size of wholesale customer contracts.

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. For this segment, we expect continued declines in revenues from our traditional voice services, as consumers continue their long-term migration towards alternative products and services, and from our video business, which we are no longer actively marketing to consumers. We are aggressively investing in fiber to drive higher average revenue per broadband customer to offset legacy voice and video declines. Additionally, we continue to invest in our own digital transformation to improve our service delivery and reduce our costs. At December 31, 2019, we served 4.7 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies. We no longer report or discuss access lines as a key operating metric given the significant migration in our industry from legacy services to IP-enabled services.

See Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report for additional information.

We categorize our revenue among the following four product and services categories that we sell to business customers:

•	IP and Data Services, which include primarily VPN data networks, Ethernet, IP, content delivery and other ancillary services;

•
Transport and Infrastructure, which includes wavelengths, dark fiber, private line, colocation and data center services, including cloud, hosting and application management solutions, professional services and other ancillary services;

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services, as well as VoIP services; and

•	IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services.
We categorize revenue among the following four categories that we sell to residential customers:

•	Broadband, which includes high speed, fiber-based and lower speed DSL broadband services;

•	Voice, which include local and long-distance services;

•
Regulatory Revenue, which consist of (i) CAF, USF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which include retail video services (including our linear TV services), professional services and other ancillary services.

Trends Impacting Our Operations

Our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:

•
Customers’ demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•
The increasingly digital environment and the growth in online video require robust, scalable network services.  We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

•
Businesses continue to adopt distributed, global operating models.  We are expanding and densifying our fiber network, connecting more buildings to our network to generate revenue opportunities and reduce our costs associated with leasing networks from other carriers.

•
Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for our traditional voice services and are pressuring some other revenue streams, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

•
The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

Additional trends impacting our segments are discussed elsewhere in this Item 7.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations" we review the performance of our five reporting segments in more detail.

Consolidated Revenue

The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
IP and Data Services	$7,000	6,961	1%	6,961	3,594	94%
Transport and Infrastructure	5,203	5,433	(4)%	5,433	3,663	48%
Voice and Collaboration	4,021	4,309	(7)%	4,309	3,304	30%
IT and Managed Services	535	624	(14)%	624	644	(3)%
Broadband	2,876	2,822	2%	2,822	2,698	5%
Voice	1,881	2,173	(13)%	2,173	2,531	(14)%
Regulatory	634	729	(13)%	729	731	—%
Other	251	392	(36)%	392	491	(20)%
Total operating revenue	$22,401	23,443	(4)%	23,443	17,656	33%

Our consolidated revenue decreased by $1.0 billion, or 4%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 largely due to continued declines in voice revenue as customers transition to other voice and non-voice services, our deemphasis of low margin equipment sales within Transport and Infrastructure, churn in legacy contracts within IT and Managed Services, and the derecognition of our prior failed-sale leaseback, partially offset by growth in our IP and Data services and Broadband revenue. See our segment results below for additional information.

Our consolidated revenue increased by $5.8 billion or 33%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to the inclusion of $6.7 billion in Legacy Level 3 post-acquisition operating revenue in our consolidated operating revenue. See our segment results below for additional information.

Operating Expenses

These expense classifications may not be comparable to those of other companies.

The following tables summarize our operating expenses:

	Years Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$10,077	10,862	(7)%	10,862	8,203	32%
Selling, general and administrative	3,715	4,165	(11)%	4,165	3,508	19%
Depreciation and amortization	4,829	5,120	(6)%	5,120	3,936	30%
Goodwill impairment	6,506	2,726	139%	2,726	—	nm
Total operating expenses	$25,127	22,873	10%	22,873	15,647	46%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $785 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in costs of services and products (exclusive of depreciation and amortization) was primarily due to reductions in (i) salaries and wages and employee-related expenses from lower headcount directly related to operating and maintaining our network, (ii) network expenses and voice usage costs, (iii) customer premises equipment costs from lower sales, in (iv) content costs from Prism TV, and (v) lower space and power expenses. These reductions were partially offset by increases in direct taxes and fees, USF rates, professional services, customer installation costs and right of way and dark fiber expenses.

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

Selling, General and Administrative

Selling, general and administrative expenses decreased by $450 million, or 11%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in selling, general and administrative expenses was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, contract labor costs, lower rent expense in 2019 and from higher exited lease obligations in 2018, hardware and software maintenance costs, marketing and advertising expenses, bad debt expense, property and other taxes and an increase in the amount of labor capitalized or deferred and gains on the sale of assets. These reductions were slightly offset by higher professional fees, network infrastructure maintenance expenses and commissions.

Selling, general and administrative expenses increased by $657 million, or 19%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in selling, general and administrative expenses was attributable to the inclusion of $1.1 billion legacy Level 3 post-acquisition costs (net of intercompany eliminations) in our consolidated selling, general and administrative expenses. Selling, general and administrative expenses for Legacy CenturyLink decreased by $444 million, or 14%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily due to (i) reductions in salaries and wages and employee related expenses from lower headcount, (ii) reduced overtime, professional fees, bad debt and marketing expenses and (iii) a loss on sale of data centers in 2017.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Depreciation	$3,089	3,339	(7)%	3,339	2,710	23%
Amortization	1,740	1,781	(2)%	1,781	1,226	45%
Total depreciation and amortization	$4,829	5,120	(6)%	5,120	3,936	30%

Depreciation expense decreased by $250 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to the impact of the full depreciation of plant, property, and equipment assigned a one year life at the time we acquired Level 3 of $200 million that were fully depreciated in 2018, the impact of annual rate depreciable life changes of $108 million, and the discontinuation of depreciation on failed sale leaseback assets on $69 million. These decreases were partially offset by net growth in depreciable assets of $93 million and increases associated with changes in our estimates of the remaining economic life of certain network assets of $34 million.

Depreciation expense increased by $629 million, or 23%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily due to the inclusion of $763 million Legacy Level 3 post-acquisition depreciation expense in our consolidated depreciation expense, which was partially offset by lower Legacy CenturyLink depreciation expense.

Amortization expense decreased by $41 million, or 2%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to a $71 million decrease associated with the use of accelerated amortization methods for a portion of the customer intangibles and a $25 million decrease associated with annual rate amortizable life changes of software for the period. These decreases were partially offset by net growth in amortizable assets of $55 million for the period.

Amortization expense increased by $555 million, or 45%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in amortization expense was primarily attributable to the inclusion of $659 million, of post-acquisition Legacy Level 3 amortization expense in our consolidated amortization expense. Legacy CenturyLink's amortization expense was lower primarily due to the use of accelerated amortization for a portion of our customer relationship assets and our entry into an agreement to sell a portion of our data centers and colocation business. The effect of using an accelerated amortization method resulted in an incremental decline in expense as the intangible assets amortize. In 2017, we ceased amortizing the intangible assets of our colocation business when we entered into the agreement to sell that business. Absent the sale, we estimate that we would have recorded additional amortization expense of $13 million from January 1, 2017 through May 1, 2017, related to the conveyed intangible assets. In addition, amortization of capitalized software was lower due to software becoming fully amortized faster than new software was acquired or developed.

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

When we performed our annual impairment test in the fourth quarter of 2019 the results indicated we did not have any impairment charges. When we performed our impairment tests during the first quarter of 2019, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter of 2019. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019. Additionally, when we performed our annual impairment test in the fourth quarter of 2018 we concluded that the estimated fair value of our consumer reporting unit was less than our carrying value of equity for such reporting unit and we recorded a non-cash non-tax-deductible goodwill impairment charge of approximately $2.7 billion in the fourth quarter of 2018.

See Note 4—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense (benefit):

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(2,021)	(2,177)	(7)%	(2,177)	(1,481)	47%
Other (loss) income, net	(19)	44	nm	44	12	nm
Total other expense, net	$(2,040)	(2,133)	(4)%	(2,133)	(1,469)	45%
Income tax expense (benefit)	$503	170	nm	170	(849)	nm
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $156 million, or 7%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in interest expense was primarily due to the decrease in long-term debt from an average of $36.9 billion in 2018 to $35.4 billion in 2019.

Interest expense increased by $696 million, or 47%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in interest expense was primarily due to our assumption of debt in conjunction with the acquisition of Level 3.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other (loss) income, net decreased by $63 million, for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease in other (loss) income, net was primarily due to an increase in components of net periodic pension and postretirement benefit costs in 2019, partially offset by a gain on extinguishment of debt in 2019 compared to a loss on extinguishment of debt in 2018.

Other income, net increased by $32 million, for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase in other income, net was primarily due to a decrease in components of net periodic pension and postretirement benefit costs in 2018.

Income Tax Expense (Benefit)

For the years ended December 31, 2019, 2018 and 2017, our effective income tax rate was (10.6)%, (10.9)%, and (157.2)%, respectively. The effective tax rates for the year ended December 31, 2019 and December 31, 2018 include a $1.4 billion and a $572 million unfavorable impact of non-deductible goodwill impairments, respectively. Additionally, the effective tax rate for the year ended December 31, 2018 reflects the impact of purchase price accounting adjustments resulting from the Level 3 acquisition and from the tax reform impact of those adjustments of $92 million. The 2018 unfavorable impacts were partially offset by the tax benefit of a 2017 tax loss carryback to 2016 of $142 million. The effective tax rate for the year ended December 31, 2017 reflects the tax benefit of approximately $1.1 billion from re-measurement of deferred taxes to the new federal corporate tax rate of 21% as a result of the enactment of the Tax Cuts and Jobs Act in December 2017. The re-measurement resulted in a tax benefit recorded in the fourth quarter of 2017, which was the predominant factor contributing to our recognition of an $849 million income tax benefit for 2017. The 2017 effective tax rate also includes a $27 million tax expense related to the sale of a portion of our data centers and colocation business and a $32 million tax impact of non-deductible transaction costs related to the Level 3 acquisition. See Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Operating revenue
International and Global Accounts	$3,596	3,653	1,382
Enterprise	6,133	6,133	4,186
Small and Medium Business	2,956	3,144	2,418
Wholesale	4,074	4,397	3,026
Consumer	5,642	6,116	6,451
Total segment revenue	$22,401	23,443	17,463
Operations and Other (1)	—	—	193
Total operating revenue	$22,401	23,443	17,656
_______________________________________________________________________________
(1) On May 1, 2017 we sold a portion of our data centers and colocation business. See Note 3—Sale of Data Centers and Colocation Business to our consolidated financial statements in Item 8 of Part II of this report, for additional information.

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Adjusted EBITDA
International and Global Accounts	$2,286	2,341	821
Enterprise	3,490	3,522	2,456
Small and Medium Business	1,870	2,013	1,581
Wholesale	3,427	3,666	2,566
Consumer	4,914	5,105	5,136
Total segment EBITDA	$15,987	16,647	12,560
Operations and Other EBITDA	(7,216)	(8,045)	(6,504)
Total adjusted EBITDA	$8,771	8,602	6,056

For additional information on our reportable segments and product and services categories, see Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.

International and Global Accounts Management Segment

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$1,676	1,728	(3)%	1,728	528	227%
Transport and Infrastructure	1,318	1,276	3%	1,276	406	214%
Voice and Collaboration	377	387	(3)%	387	176	120%
IT and Managed Services	225	262	(14)%	262	272	(4)%
Total revenue	3,596	3,653	(2)%	3,653	1,382	164%
Total expense	1,310	1,312	—%	1,312	561	134%
Total adjusted EBITDA	$2,286	2,341	(2)%	2,341	821	185%

Year Ended December 31, 2019 Compared to the same periods Ended December 31, 2018 and December 31, 2017

Segment revenue decreased $57 million, or 2% for the year ended December 31, 2019 compared to December 31, 2018 and increased $2.3 billion or 164%, for the year ended December 31, 2018 compared to December 31, 2017. Excluding the impact of foreign currency fluctuations, segment revenue decreased $5 million, or less than 1% for the year ended December 31, 2019 compared to December 31, 2018, primarily due to the following factors:

•	IT and managed services revenue declined due to a large unprofitable contract with a European customer that renegotiated in the second quarter of 2018 and higher overall churn;

•	IP and data services revenue declined mostly due to reduced rates and lower traffic;

•	voice and collaboration revenue decreased due to higher churn and benefited from certain non-recurring revenue items in 2018; and

•	transport and infrastructure revenue increased due to expanded services for large customers and higher rates.

•	Segment revenue increased $2.3 billion, or 164%, for the year ended December 31, 2018 compared to December 31, 2017, primarily due to the Level 3 acquisition on November 1, 2017.
Segment expenses decreased by $2 million, or less than 1%, for the year ended December 31, 2019 compared to December 31, 2018 primarily due to lower cost of services in line with lower revenue. Segment expenses increased by $751 million, or 134%, for the year ended December 31, 2018 compared to December 31, 2017, primarily due to the Level 3 acquisition as noted above.

Segment adjusted EBITDA as a percentage of revenue was 64%, 64% and 59% for the year ended December 31, 2019, 2018 and 2017, respectively.

Enterprise Segment

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$2,763	2,673	3%	2,673	1,515	76%
Transport and Infrastructure	1,545	1,550	—%	1,550	1,116	39%
Voice and Collaboration	1,567	1,607	(2)%	1,607	1,245	29%
IT and Managed Services	258	303	(15)%	303	310	(2)%
Total revenue	6,133	6,133	—%	6,133	4,186	47%
Total expense	2,643	2,611	1%	2,611	1,730	51%
Total adjusted EBITDA	$3,490	3,522	(1)%	3,522	2,456	43%

Year Ended December 31, 2019 Compared to the same periods Ended December 31, 2018 and December 31, 2017

Segment revenue remained unchanged for the year ended December 31, 2019 compared to December 31, 2018 and increased $1.9 billion or 47% for the year ended December 31, 2018 compared to December 31, 2017, due to the following factors:

•
For the year ended 2019 compared to 2018, IP and data services revenue increased, primarily driven by an increase in rates, and for the period ended 2018 compared to 2017, the increase was driven mainly by the acquisition of Level 3;

•	for both periods, IT and managed services revenue declined mainly due to churn in legacy managed services contracts;

•
for the year ended 2019 compared to 2018, voice and collaboration revenue decreased as customers continue to disconnect traditional voice TDM service and transition to newer (low cost) products such as VoIP, and for the year ended 2018 compared to 2017, voice and collaboration revenue increased due to the Level 3 acquisition partially offset by migration from traditional TDM services to VoIP; and

•
for the year ended 2019 compared to 2018, transport and infrastructure revenue decreased due to our deemphasis of low-margin equipment and lower professional services, and for the year ended 2018 compared to 2017, transport and infrastructure increased due to the Level 3 acquisition partially offset by lower equipment sales.

Segment expenses increased by $32 million or 1% for the year ended December 31, 2019 compared to December 31, 2018 and $881 million or 51% for the year ended December 31, 2018 compared to December 31, 2017, primarily due to:

•
For the year ended 2019 compared to 2018, selling, general and administrative costs decreased due to lower headcount related costs and external commissions, and for the year ended 2018 compared to 2017, selling, general and administrative costs increased due to the Level 3 acquisition; and

•	for the year ended 2018 compared to 2017, cost of services and products increased primarily driven by the higher revenues from the Level 3 acquisition, increased rates and higher offnet costs.
Segment adjusted EBITDA as a percentage of revenue was 57%, 57% and 59% for the year ended December 31, 2019, 2018 and 2017, respectively.

Small and Medium Business Segment

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$1,184	1,178	1%	1,178	634	86%
Transport and Infrastructure	420	471	(11)%	471	419	12%
Voice and Collaboration	1,306	1,443	(9)%	1,443	1,314	10%
IT and Managed Services	46	52	(12)%	52	51	2%
Total revenue	2,956	3,144	(6)%	3,144	2,418	30%
Total expense	1,086	1,131	(4)%	1,131	837	35%
Total adjusted EBITDA	$1,870	2,013	(7)%	2,013	1,581	27%

Year Ended December 31, 2019 Compared to the same periods Ended December 31, 2018 and December 31, 2017

Segment revenue decreased $188 million or 6% for the year ended December 31, 2019 compared to December 31, 2018 and increased $726 million, or 30% for the year ended December 31, 2018 compared to December 31, 2017, primarily due to the following factors:

•
For the year ended 2019 compared to 2018, voice and collaboration revenue decreased due to continued decline in demand for legacy voice services, and for the year ended 2018 compared to 2017, voice and collaboration increased due to the Level 3 acquisition, partially offset by continued legacy voice declines;

•
for the year ended 2019 compared to 2018, transport and infrastructure revenue decreased primarily due to lower equipment sales as we continue to focus on driving profitable growth, and for the year ended 2018 compared to 2017, transport and infrastructure increased due to the Level 3 acquisition, partially offset by de-emphasis of Customer Premises Equipment ("CPE") sales; and

•
for the year ended 2018 compared to 2017, IP and data services increased due to the Level 3 acquisition and VPN revenue growth as we continue to experience good momentum in this product within our small and medium business segment.

Segment expenses decreased by $45 million or 4% for the year ended December 31, 2019 compared to December 31, 2018 and increased $294 million or 35% for the year ended December 31, 2018 compared to December 31, 2017, primarily due to:

•	For the year ended 2019 compared to 2018, expenses decreased due to lower network cost driven by declines in customer demand, and network expense synergies; and

•	for the year ended 2018 compared to 2017, expenses increased due to the Level 3 acquisition.
Segment adjusted EBITDA as a percentage of revenue was 63%, 64% and 65% for the year ended December 31, 2019, 2018 and 2017, respectively.

Wholesale Segment

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$1,377	1,382	—%	1,382	916	51%
Transport and Infrastructure	1,920	2,136	(10)%	2,136	1,530	40%
Voice and Collaboration	771	872	(12)%	872	569	53%
IT and Managed Services	6	7	(14)%	7	11	(36)%
Total revenue	4,074	4,397	(7)%	4,397	3,026	45%
Total expense	647	731	(11)%	731	460	59%
Total adjusted EBITDA	$3,427	3,666	(7)%	3,666	2,566	43%

Year Ended December 31, 2019 Compared to the same periods Ended December 31, 2018 and December 31, 2017

Segment revenue decreased $323 million or 7% for the year ended December 31, 2019 compared to December 31, 2018 and increased $1.4 billion or 45% for the year ended December 31, 2018 compared to December 31, 2017, primarily due to the following factors:

•
For the year ended 2019 compared to 2018, transport and infrastructure revenue decreased due to continued declines in legacy private line and customer network consolidation and grooming efforts, and for the year ended 2018 compared to 2017 transport and infrastructure increased due to the Level 3 acquisition;

•
for the year ended 2019 compared to 2018, voice and collaboration revenue decreased due to a combination of market rate compression, customer volume losses resulting from insourcing and industry consolidation, and for the year ended 2018 compared to 2017 voice and collaboration increased due to the Level 3 acquisition; and

•	for the year ended 2018 compared to 2017 IP and data services revenue increased due to the Level 3 acquisition.
Segment expenses decreased by $84 million, or 11%, for the year ended December 31, 2019 compared to December 31, 2018, primarily due to lower cost of services and products in line with the reduced customer demand, network grooming and operating synergies, and increased $271 million, or 59%, for the year ended December 31, 2018 compared to December 31, 2017, due to the Level 3 acquisition.

Segment adjusted EBITDA as a percentage of revenue was 84%, 83% and 85% for the year ended December 31, 2019, 2018 and 2017, respectively.

Consumer Segment

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2019	2018		2018	2017
	(Dollars in millions)			(Dollars in millions)
Revenue:
Broadband	$2,876	2,822	2%	2,822	2,698	5%
Voice	1,881	2,173	(13)%	2,173	2,531	(14)%
Regulatory	634	729	(13)%	729	731	—%
Other	251	392	(36)%	392	491	(20)%
Total revenue	5,642	6,116	(8)%	6,116	6,451	(5)%
Total expense	728	1,011	(28)%	1,011	1,315	(23)%
Total adjusted EBITDA	$4,914	5,105	(4)%	5,105	5,136	(1)%

Year Ended December 31, 2019 Compared to the same periods Ended December 31, 2018 and December 31, 2017

Segment revenue decreased $474 million or 8% for the year ended December 31, 2019 compared to December 31, 2018 and $335 million or 5% for the year ended December 31, 2018 compared to December 31, 2017, primarily due to the following factors:

•
For both periods, decreases in our voice, other and regulatory revenue was driven by continued decline in our legacy voice customers, our deemphasis of our Prism video product and the derecognition of our prior failed-sale leaseback; partially offset by

•	for both periods, an increase in Broadband revenue.
Segment expenses decreased by $283 million or 28% for the year ended December 31, 2019 compared to December 31, 2018 and $304 million or 23% for the year ended December 31, 2018 compared to December 31, 2017, primarily due to the following factors:

•	For both periods, reduction in personnel;

•	for both periods, decreased marketing expenses; and

•	lower TV content costs for both periods.
Segment adjusted EBITDA as a percentage of revenue was 87%, 83% and 80% for the year ended December 31, 2019, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations, (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) loss contingencies and litigation reserves and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 15 years, using either the sum-of-years-digits or the straight-line methods, depending on the customer retention patterns for the type of customer at the companies we acquire. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We annually review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that represents a reasonable proxy for the fair value of the operations being reorganized. For additional information on our segments, see Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.

We are required to perform impairment tests related to our goodwill annually, or sooner if an indicator of impairment occurs. At October 31, 2019, our international and global accounts segment was comprised of our North America global accounts ("NA GAM"), Europe, Middle East and Africa region ("EMEA"), Latin America region ("LATAM") and Asia Pacific region ("APAC") reporting units. Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units. At October 31, 2019, our reporting units were consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is equal or greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the difference. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours, and (ii) a discounted cash flow method, which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period.

At October 31, 2019, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2019 and concluded that the indicated control premium of approximately 44.7% was reasonable based on recent market transactions. As of October 31, 2019, based on our assessment performed with respect to our eight reporting units, the estimated fair value of our equity exceeded our carrying value of equity for our consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC by 44%, 41%, 53%, 46%, 55%, 5%, 63% and 38%, respectively. Based on our assessments performed, we concluded that the goodwill for our eight reporting units was not impaired as of October 31, 2019.

Both our January 2019 internal reorganization and the decline in our stock price triggered impairment testing in the first quarter of 2019. Consequently, we evaluated our goodwill in January 2019 and again as of March 31, 2019. Because our low stock price was a key trigger for impairment testing in early 2019, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter and concluded that the indicated control premiums of approximately 4.5% and 4.1% were reasonable based on recent market transactions. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

At October 31, 2018, we estimated the fair value of our then five reporting units, which we determined to be consumer, medium and small business, enterprise, international and global accounts and wholesale and indirect, by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2018 and concluded that the indicated control premium of approximately 0.1% was reasonable based on recent transactions in the marketplace. As of October 31, 2018, based on our assessment we concluded that the estimated fair value of our consumer reporting unit was less than our carrying value of equity for such unit by approximately $2.7 billion. As a result, we recorded a non-cash, non-tax deductible goodwill impairment charge of $2.7 billion for goodwill assigned to our consumer segment during the fourth quarter of 2018.

We believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

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

Normal retirements of property, plant and equipment are charged against accumulated depreciation under the group method, with no gain or loss recognized. We depreciate such property on the straight-line method over estimated service lives ranging from 3 to 45 years.

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base.

Due to rapid changes in technology and the competitive environment, determining the estimated economic life of telecommunications plant and equipment requires a significant amount of judgment. We regularly review data on utilization of equipment, asset retirements and salvage values to determine adjustments to our depreciation rates. The effect of a hypothetical one year increase or decrease in the estimated remaining useful lives of our property, plant and equipment would have decreased depreciation expense by approximately $360 million annually or increased depreciation expense by approximately $470 million annually, respectively.

Pension and Post-retirement Benefits

We sponsor a noncontributory qualified defined benefit pension plan (referred to as our qualified pension plan) for a substantial portion of our employees in the United States. In addition to this tax-qualified pension plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. On November 1, 2017, we assumed Level 3's pension and post-retirement plans, and certain obligations associated with these plans. Due to the insignificant impact of these plans on our consolidated financial statements, we have excluded them from the following pension and post-retirement benefits disclosures for 2019, 2018 and 2017.

In 2019, approximately 60% of the qualified pension plan's January 1, 2019 net actuarial loss balance of $3.0 billion was subject to amortization as a component of net periodic expense over the average remaining service period of 9 years for participating employees expected to receive benefits for the plan. The other 40% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2019. The entire beginning net actuarial loss of $26 million for the post-retirement benefit plans was treated as indefinitely deferred during 2019.

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

Mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries ("SOA"). The SOA publishes new mortality rates (mortality tables and projection scales) on a regular basis which reflect updates to projected life expectancies in North America. Historically, we have adopted the new projection tables immediately after publication. In 2019, we adopted the revised mortality tables and projection scale released by the SOA, which decreased the projected benefit obligation of our benefit plans by approximately $4 million. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 16 years as of December 31, 2019.

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

Loss Contingencies and Litigation Reserves

We are involved in several material legal proceedings, as described in more detail in Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

For matters related to income taxes, if we determine in our judgment that the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize in our financial statements a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if we determine in our judgment that the position has less than a 50% likelihood of being sustained. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous, particularly in certain of the non-U.S. jurisdictions in which we operate. Because of this, whether a tax position will ultimately be sustained may be uncertain.
Income Taxes

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to (i) tax credit carryforwards, (ii) differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities and (iii) tax net operating loss carryforwards, or NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all which involve the exercise of significant judgment. At December 31, 2019, we established a valuation allowance of $1.3 billion primarily related to foreign and state NOLs, based on our determination that it was more likely than not that these NOLs would expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be updated or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report for additional information.

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

At December 31, 2019, we held cash and cash equivalents of $1.7 billion, a significant portion of which was held to redeem debt securities in mid-January 2020. At December 31, 2019, we also had approximately $1.9 billion of borrowing capacity available under our revolving credit facility. We had approximately $108 million of cash and cash equivalents outside the United States at December 31, 2019. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

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

Based on our current capital allocation objectives, during 2020 we project expending approximately $3.6 billion to $3.9 billion (excluding integration and transformation capital) of cash for capital investment in property, plant and equipment and approximately $1.1 billion of cash for dividends on our common stock (based on the assumptions described below under "Dividends"). At December 31, 2019, we had debt maturities of $1.0 billion, scheduled debt principal payments of $1.3 billion and finance lease and other fixed payments of $36 million, each due during 2020. Each of the expenditures is described further below.

We will continue to monitor our future sources and uses of cash and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.

For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources".

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase II infrastructure buildout requirements).

Our capital expenditures continue to be focused on enhancing network operating efficiencies and supporting new service developments. For more information on our capital spending, see "Historical Information—Investing Activities" below and Item 1 of Part 1 of this report.

Debt and Other Financing Arrangements

Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of the date of this report, the credit ratings for the senior secured and unsecured debt of CenturyLink, Inc., Qwest Corporation and Level 3 Financing, Inc. were as follows:

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

Net Operating Loss Carryforwards

As of December 31, 2019, CenturyLink had approximately $6.2 billion of net operating loss carryforwards. ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. In the first half of 2019, we entered into and subsequently restated a Section 382 rights agreement designed to safeguard our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current estimates of 2020 earnings, we estimate our cash income tax liability related to 2020 will be approximately $100 million.

We cannot assure you that we will be able to use these NOL carryforwards fully. See "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—We cannot assure you, whether, when or in what amounts we will be able to use our net operating loss carryforwards, or when they will be depleted" in Item 1A of Part I of this report.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Following a reduction announced on February 13, 2019, our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, de-leveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2020 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $275 million based on our current number of outstanding shares (assuming no increases or decreases in the number of shares, except in connection with the vesting of currently outstanding equity awards). See Risk Factors—Risks Affecting Our Business" in Item 1A of Part I of this report.

Revolving Facilities and Other Debt Instruments

To substantially fund our acquisition of Level 3, on June 19, 2017, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") providing initially for $10.2 billion in senior secured credit facilities, consisting initially of a $2.0 billion revolving credit facility (which replaced our 2012 credit facility upon consummation of the Level 3 acquisition) and approximately $7.9 billion of term loan facilities. On November 1, 2017, CenturyLink, Inc., among other things, assumed all rights and obligations under the 2017 CenturyLink Credit Agreement. On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to increase the borrowing capacity of the new revolving credit facility from $2.0 billion to $2.2 billion, and to increase the borrowing capacity under one of the term loan tranches by $132 million. On January 31, 2020, the 2017 CenturyLink Credit Agreement was amended and restated to, among other things, extend the debt maturities of the facilities, to lower interest rates payable thereunder, and to amend the amounts owed under each of the facilities. For additional information, see (i) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report and (ii) our current reports on Form 8-K filed with the SEC on June 20, 2017, November 1, 2017 and January 31, 2020.

In addition to its indebtedness under the 2017 CenturyLink Credit Agreement, CenturyLink is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of these other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report.

Future Contractual Obligations

The following table summarizes our estimated future contractual obligations as of December 31, 2019:

	2020	2021	2022	2023	2024	2025 and thereafter	Total
	(Dollars in millions)
Long-term debt(1)(2)	$2,300	2,478	4,224	2,096	1,973	21,968	35,039
Interest on long-term debt and finance leases(2)	1,819	1,749	1,565	1,378	1,229	10,952	18,692
Operating leases	460	361	308	265	194	686	2,274
Right-of-way agreements	174	75	72	63	52	464	900
Purchase commitments(3)	247	183	78	48	37	173	766
Post-retirement benefit obligation(4)	73	70	66	62	58	430	759
Non-qualified pension obligations(4)	5	4	4	4	4	16	37
Asset retirement obligations	23	22	19	14	18	101	197
Total future contractual obligations (5)	$5,101	4,942	6,336	3,930	3,565	34,790	58,664
_______________________________________________________________________________

(1)	Includes current maturities and finance lease obligations, but excludes unamortized discounts and premiums, net, and unamortized debt issuance costs.

(2)
Actual principal and interest paid in all years may differ due to future refinancing of outstanding debt or issuance of new debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2019. See Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report for additional information regarding the future commitments for finance leases related to our dark fiber operations.

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

(4)	Reflects only the portion of total obligation that is contractual in nature. See Note 5 below.

(5)	The table is limited solely to contractual payment obligations and does not include:

•	contingent liabilities;

•	our open purchase orders as of December 31, 2019. These purchase orders are generally issued at fair value, and are generally cancelable without penalty;

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

•
certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report;

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

For additional information on our obligations, see the notes to our consolidated financial statements in Item 8 of Part II of this report.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2019, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $1.8 billion and $3.0 billion, respectively. See Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report for additional information about our pension and post-retirement benefit arrangements.

Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2020. The amount of required contributions to our qualified pension plan in 2021 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We last made a voluntary contribution to the trust for our qualified pension plan during 2018. Based on current circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2020.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2019, assets in the post-retirement trusts had been substantially depleted and had a fair value of only $13 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $241 million, $249 million and $237 million for the years ended December 31, 2019, 2018 and 2017, respectively, while the amounts paid from the trust were $4 million, $4 million and $31 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II in this report.

For 2019, our expected annual long-term rates of return were 6.5% and 4% for the pension plan trust assets and post-retirement plans' trust assets based on the assets held and net of expected fees and administrative costs. For 2020, our expected annual long-term rates of return on these assets are 6% and 4%, respectively. However, actual returns could be substantially different.

Connect America Fund

As a result of accepting CAF Phase II support payments, we are receiving substantial support payments under a program that will soon lapse. Moreover, we must meet certain specified infrastructure buildout requirements in 33 states. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. See "Capital Expenditures" above.

For additional information on the FCC's CAF program and a proposed replacement program, see "Business—Regulation" in Item 1 of Part I of this report and see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of this report.

Historical Information

The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$6,680	7,032	(352)
Net cash used in investing activities	(3,570)	(3,078)	492
Net cash used in financing activities	(1,911)	(4,023)	(2,112)

	Years Ended December 31,		Increase / (Decrease)
	2018	2017
	(Dollars in millions)
Net cash provided by operating activities	$7,032	3,878	3,154
Net cash used in investing activities	(3,078)	(8,871)	(5,793)
Net cash (used in) provided by financing activities	(4,023)	5,356	9,379
Operating Activities

Net cash provided by operating activities decreased by $352 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in net loss after adjusting for non-cash items, a decrease in accounts payable and other noncurrent liabilities and an increase to prepaid assets partially offset by a decrease in retirement benefit contributions. Net cash provided by operating activities increased by $3.2 billion for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to $2.4 billion in cash generated by Level 3 in addition to a positive variance in net (loss) income after adjusting for non-cash items for impairment of goodwill and other assets and depreciation, deferred income taxes and tax refunds of $674 million received in 2018, partially offset with a pension funding contribution of $500 million. Cash provided by operating activities is subject to variability period over period as a result of the timing of the collection of receivables and payments related to interest expense, accounts payable, payroll and bonuses. For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $492 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to increased capital expenditures on property, plant and equipment partially offset by decreased proceeds from the sale of property, plant and equipment and other assets. Net cash used in investing activities decreased by $5.8 billion for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The change in investing activities is primarily due to cash paid for the acquisition of Level 3 on November 1, 2017, which was partially offset with the cash proceeds from the May 2017 sale of a portion of our data centers and colocation business.

Financing Activities

Net cash used in financing activities decreased by $2.1 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to net proceeds from the issuance of long-term debt and the decrease in dividends paid partially offset by higher levels of payments on our long-term debt and revolving line of credit. Net cash used in financing activities increased by $9.4 billion for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due cash received from net proceeds from issuance of new debt in 2017 relating to the acquisition of Level 3.

See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report, for information regarding indebtedness incurred or repaid by CenturyLink or its affiliates on our outstanding debt securities.

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

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report for the current status of such legal proceedings.

Market Risk

As of December 31, 2019, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2019, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In February 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $2.5 billion principal amount of floating rate debt. In June 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $1.5 billion principal amount of floating rate debt. See Note 15—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

As of December 31, 2019, we had approximately $11.2 billion floating rate debt potentially subject to the London Inter-Bank Offered Rate (LIBOR), $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $7.2 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $72 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2019.

Off-Balance Sheet Arrangements

As of the date of this report, we have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 19—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report, or in the Future Contractual Obligations table included in this Item 7 of Part II above, or (iii) discussed under the heading "Market Risk" above.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Testing of revenue
As discussed in Notes 1 and 5 to the 2019 consolidated financial statements, the Company recorded
$22.4 billion of operating revenues. The processing and recording of revenue is reliant upon multiple information technology (IT) systems used to process large volumes of customer billing data.

We identified the testing of revenue as a critical audit matter due to the large volume of data and the number and complexity of the revenue accounting systems. Specialized skills and knowledge were needed to test the IT systems used for the processing and recording of revenue.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls related to the processing and recording of revenue, including manual and automated controls over the IT systems used for the processing and recording of revenue. For a selection of transactions, we compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and other relevant and reliable third-party data. In addition, we involved IT professionals with specialized skills and knowledge who assisted in the identification and testing of certain IT systems, including the design of audit procedures, used by the Company for the processing and recording of revenue.

Assessment of the goodwill impairment charge
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company recorded goodwill impairment charges aggregating to $6.5 billion during 2019. The Company used the market multiples approach to estimate the fair value of the reporting units. The Company recorded impairment charges equal to the amount by which the carrying value of each reporting unit exceeded its fair value.

We identified the assessment of the Company’s impairment charges recorded in 2019 as a critical audit matter. Subjective auditor judgment was required in assessing the market multiple assumptions for revenue and EBITDA used to estimate the fair value of the reporting units. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on each reporting unit’s estimated fair value and the resulting impairment charges.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate each reporting unit’s fair value, including controls related to the determination of the market multiple assumptions for revenue and EBITDA for each reporting unit. We involved a valuation professional with specialized skill and knowledge, who assisted in
a) comparing the selected market multiples for revenue and EBITDA for each reporting unit based on their relative revenue growth and EBITDA margin and b) reconciling the fair value of the reporting units to the Company’s total fair value.

Assessment of the Company’s annual impairment testing related to the carrying value of goodwill
As discussed in Notes 1 and 4 to the consolidated financial statements, the goodwill balance at December 31, 2019 was $21.5 billion. On the annual goodwill impairment assessment date, the Company tested the carrying value of goodwill for impairment by considering both a discounted cash flow method and a market multiples approach to estimate the fair value of the reporting units.

We identified the assessment of the Company’s annual impairment testing related to the carrying value of goodwill as a critical audit matter because subjective auditor judgment was required in performing procedures over certain assumptions used to estimate the fair value of the reporting units. Those assumptions included: projected revenues, long term growth rate (LTGR), and market multiples for revenue and EBITDA. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on each reporting unit’s estimated fair value.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate each reporting unit’s fair value, including controls related to the development of revenue projections, and the determination of the LTGR and the market multiples for revenue and EBITDA for each reporting unit. We performed sensitivity analyses over the projected revenue assumption to assess the impact on the Company’s estimate of the fair value of each reporting unit. We compared the Company’s revenue projection to the Company’s historic revenue trends. We assessed the Company’s ability to accurately project revenues by comparing the Company’s historical revenue projections to actual results. We involved a valuation professional with specialized skill and knowledge, who assisted in: a) comparing the selected revenue and EBITDA market multiples to peer companies’ results; and b) comparing the selected LTGR for each reporting unit to the Company’s historic trends and growth expectations developed using publicly available industry and analyst reports.

Assessment of the estimate of the fair value of private fund interests valued using net asset value
As discussed in Notes 1 and 11 to the consolidated financial statements, the fair value of pension plan assets at December 31, 2019 was $10.5 billion. Of this amount, the fair value of $3.9 billion represents private fund interests, which were estimated by the Company using net asset value (NAV). Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market.

We identified the assessment of the estimate of the fair value of private fund interests estimated using NAV as a critical audit matter because auditor judgment was required in the application and performance of procedures to assess their fair value.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to monitor and record the estimated fair value of the pension plan assets. For a selection of private fund interests, we compared the rates of return to relevant, publicly available market indices and we compared the estimated fair values of NAV to confirmations with third parties. We compared the Company’s previous estimates of fair value of NAV to the NAVs audited by third parties for a selection of private fund interests to assess the Company’s process to accurately estimate fair value. We involved valuation professionals with specialized skill and knowledge who assisted in our risk assessment and the design of procedures performed for private fund interests. With respect to private fund interest selections for testing, the valuation professionals assessed the procedures performed and the results of our procedures.

/s/ KPMG LLP
We have served as the Company’s auditor since 1977.
Denver, Colorado
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors CenturyLink, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited CenturyLink, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Denver, Colorado
February 28, 2020

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUE	$22,401	23,443	17,656
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	10,077	10,862	8,203
Selling, general and administrative	3,715	4,165	3,508
Depreciation and amortization	4,829	5,120	3,936
Goodwill impairment	6,506	2,726	—
Total operating expenses	25,127	22,873	15,647
OPERATING (LOSS) INCOME	(2,726)	570	2,009
OTHER (EXPENSE) INCOME
Interest expense	(2,021)	(2,177)	(1,481)
Other (loss) income, net	(19)	44	12
Total other expense, net	(2,040)	(2,133)	(1,469)
(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(4,766)	(1,563)	540
Income tax expense (benefit)	503	170	(849)
NET (LOSS) INCOME	$(5,269)	(1,733)	1,389
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(4.92)	(1.63)	2.21
DILUTED	$(4.92)	(1.63)	2.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,071,441	1,065,866	627,808
DILUTED	1,071,441	1,065,866	628,693
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
NET (LOSS) INCOME	$(5,269)	(1,733)	1,389
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial gain (loss), net of $60, ($45) and ($60) tax	(195)	133	83
Change in net prior service credit, net of ($4), ($3) and ($4) tax	13	9	8
Unrealized holding loss on interest rate swaps, net of $12 tax	(39)	—	—
Foreign currency translation adjustment and other, net of ($6), $50 and ($17) tax	2	(201)	31
Other comprehensive (loss) income	(219)	(59)	122
COMPREHENSIVE (LOSS) INCOME	$(5,488)	(1,792)	1,511
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,690	488
Restricted cash - current	3	4
Accounts receivable, less allowance of $106 and $142	2,259	2,398
Assets held for sale	8	12
Other	808	918
Total current assets	4,768	3,820
Property, plant and equipment, net of accumulated depreciation of $29,346 and $26,859	26,079	26,408
GOODWILL AND OTHER ASSETS
Goodwill	21,534	28,031
Operating lease assets	1,686	—
Restricted cash	24	26
Customer relationships, net	7,596	8,911
Other intangible assets, net	1,971	1,868
Other, net	1,084	1,192
Total goodwill and other assets	33,895	40,028
TOTAL ASSETS	$64,742	70,256
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,300	652
Accounts payable	1,724	1,933
Accrued expenses and other liabilities
Salaries and benefits	1,037	1,104
Income and other taxes	311	337
Current operating lease liabilities	416	—
Interest	280	316
Other	386	357
Advance billings and customer deposits	804	832
Total current liabilities	7,258	5,531
LONG-TERM DEBT	32,394	35,409
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,918	2,527
Benefit plan obligations, net	4,594	4,319
Noncurrent operating lease liabilities	1,342	—
Other	2,766	2,642
Total deferred credits and other liabilities	11,620	9,488
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 1,600,000 shares, issued and outstanding 1,090,058 and 1,080,167 shares	1,090	1,080
Additional paid-in capital	21,874	22,852
Accumulated other comprehensive loss	(2,680)	(2,461)
Accumulated deficit	(6,814)	(1,643)
Total stockholders' equity	13,470	19,828
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,742	70,256
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(5,269)	(1,733)	1,389
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,829	5,120	3,936
Impairment of goodwill and other assets	6,506	2,746	—
Deferred income taxes	440	522	(931)
Loss on the sale of data centers and colocation business	—	—	82
Provision for uncollectible accounts	145	153	176
Net (gain) loss on early retirement and modification of debt	(72)	7	5
Share-based compensation	162	186	111
Changes in current assets and liabilities:
Accounts receivable	(5)	25	31
Accounts payable	(261)	124	(123)
Accrued income and other taxes	20	75	54
Other current assets and liabilities, net	(32)	127	(614)
Retirement benefits	(12)	(667)	(202)
Changes in other noncurrent assets and liabilities, net	245	329	(174)
Other, net	(16)	18	138
Net cash provided by operating activities	6,680	7,032	3,878
INVESTING ACTIVITIES
Capitalized expenditures	(3,628)	(3,175)	(3,106)
Cash paid for Level 3 acquisition, net of $2.3 billion cash acquired	—	—	(7,289)
Proceeds from sale of property, plant and equipment and other assets	93	158	1,529
Other, net	(35)	(61)	(5)
Net cash used in investing activities	(3,570)	(3,078)	(8,871)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	3,707	130	8,398
Proceeds from financing obligation (Note 3)	—	—	356
Payments of long-term debt	(4,157)	(1,936)	(1,963)
Net proceeds (payments) on credit facility and revolving line of credit	(300)	145	35
Dividends paid	(1,100)	(2,312)	(1,453)
Other, net	(61)	(50)	(17)
Net cash (used in) provided by financing activities	(1,911)	(4,023)	5,356
Net increase (decrease) in cash, cash equivalents and restricted cash	1,199	(69)	363
Cash, cash equivalents and restricted cash at beginning of period	518	587	224
Cash, cash equivalents and restricted cash at end of period	$1,717	518	587

Supplemental cash flow information:
Income taxes received (paid), net	$34	674	(392)
Interest paid (net of capitalized interest of $72, $53 and $78)	$(2,028)	(2,138)	(1,401)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,690	488	551
Restricted cash - current	3	4	5
Restricted cash - noncurrent	24	26	31
Total	$1,717	518	587
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,080	1,069	547
Issuance of common stock to acquire Level 3, including replacement of Level 3's share-based compensation awards	—	—	517
Issuance of common stock through dividend reinvestment, incentive and benefit plans	10	11	5
Balance at end of period	1,090	1,080	1,069
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	22,852	23,314	14,970
Issuance of common stock to acquire Level 3, including replacement of Level 3's share-based compensation awards	—	(2)	9,462
Shares withheld to satisfy tax withholdings	(37)	(56)	(20)
Share-based compensation and other, net	163	187	79
Dividends declared	(1,104)	(586)	(1,177)
Acquisition of additional minority interest in a subsidiary	—	(5)	—
Balance at end of period	21,874	22,852	23,314
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,461)	(1,995)	(2,117)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	(407)	—
Other comprehensive (loss) income	(219)	(59)	122
Balance at end of period	(2,680)	(2,461)	(1,995)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(1,643)	1,103	(1)
Net (loss) income	(5,269)	(1,733)	1,389
Cumulative effect of adoption of ASU 2016-02, Leases, net of ($37) tax	96	—	—
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	407	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $—, ($119) and $— tax	—	338	—
Cumulative effect of adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting	—	—	3
Dividends declared	2	(1,758)	(288)
Balance at end of period	(6,814)	(1,643)	1,103
TOTAL STOCKHOLDERS' EQUITY	$13,470	19,828	23,491
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	2.16	2.16
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      References in the Notes to "CenturyLink," "we," "us", the "Company", and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the content otherwise requires and except in Note 6, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.
(1)    Background and Summary of Significant Accounting Policies

General

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our business and residential customers.

On November 1, 2017, we acquired Level 3 in a cash and stock transaction. See Note 2—Acquisition of Level 3 for additional information. On May 1, 2017, we sold a portion of our data centers and colocation business to a consortium of private equity purchasers for a combination of cash and equity. See Note 3—Sale of Data Centers and Colocation Business for additional information.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and our segment reporting for 2019, 2018 and 2017. See Note 17—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

Operating Expenses
Our current definitions of operating expenses are as follows:

•
Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs owed to universal service funds (which are federal and state funds that are established to promote the availability of communications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our operations; and

•
Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters, including, but not limited to, revenue recognition, revenue reserves, network access costs, network access cost dispute reserves, pension plan assets, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies, are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 16—Income Taxes and Note 19—Commitments, Contingencies and Other Items for additional information.

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

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of communications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily fiber capacity agreements) and governmental subsidy payments, neither of which are accounted for under ASC 606.

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

We provide an array of communications services to business and residential customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global/international, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell optical capacity on our network. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for consumer and up to 49 months for business. These deferred costs are monitored every period to reflect any significant change in assumptions.

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

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $62 million, $98 million and $218 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 16—Income Taxes for additional information.

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

Restricted Cash

Restricted cash consists primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2019 and 2018.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 15 years, using either the sum-of-years-digits or the straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets using the sum-of-years-digits or straight-line method over an estimated life of 4 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate an impairment may have occurred. We are required to write-down the value of goodwill in periods in which the recorded carrying value of equity exceeds the fair value of equity. Our reporting units are not discrete legal entities with discrete full financial statements. Therefore, the equity carrying value and future cash flows are assessed each time a goodwill impairment assessment is performed on a reporting unit. To do so, we assign our assets, liabilities and cash flows to reporting units using reasonable and consistent allocation methodologies, which entail various estimates, judgments and assumptions. We believe these estimates, judgments and assumptions to be reasonable, but changes in any of these can significantly affect each reporting unit's equity carrying value and future cash flows utilized for our goodwill impairment assessment.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that represents a reasonable proxy for the fair value of the operations being reorganized.

For more information, see Note 4—Goodwill, Customer Relationships and Other Intangible Assets.

Derivatives and Hedging

We may use derivative instruments to hedge exposure to interest rate risks arising from fluctuation in interest rates. We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments. We do not use derivative financial instruments for speculative purposes.
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
We entered into five variable-to-fixed interest rate swap agreements during the first quarter 2019 and six variable-to-fixed interest rate swap agreements during the second quarter 2019, which we designated as cash-flow hedges. We evaluate the effectiveness of these hedges qualitatively on a quarterly basis. The change in the fair value of the interest rate swaps is reflected in Accumulated Other Comprehensive Loss (“AOCI”) and is subsequently reclassified into earnings in the period the hedged transaction affects earnings, by virtue of qualifying as effective cash flow hedges. For more information see Note 15—Derivative Financial Instruments.

Pension and Post-Retirement Benefits

We recognize the funded status of our defined benefit and post-retirement plans as an asset or a liability on our consolidated balance sheet. Each year's actuarial gains or losses are a component of our other comprehensive income (loss), which is then included in our accumulated other comprehensive loss. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets, mortality and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. Note 11—Employee Benefits for additional information.

Foreign Currency

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries use either the British pound, the Euro or the Brazilian Real as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2019, 2018 and 2017. Foreign currency translation gains and losses are recognized as a component of accumulated other comprehensive loss in stockholders' equity and in the consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income, net on the consolidated statements of operations.

Common Stock

At December 31, 2019, we had 17 million shares authorized for future issuance under our equity incentive plans.

Preferred Stock

Holders of outstanding CenturyLink, Inc. preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyLink, Inc.'s liquidation and vote as a single class with the holders of common stock.

Section 382 Rights Plan

During the first half of 2019, we adopted and subsequently restated a Section 382 Rights Plan to protect our U.S. federal net operating loss carryforwards from certain Internal Revenue Code Section 382 limitations. Under the plan, one preferred stock purchase right was distributed for each share of our outstanding common stock as of the close of business on February 25, 2019, and those rights currently trade in tandem with the common stock until they expire or detach under the plan. This plan was designed to deter trading that would result in a change of control (as defined in Code Section 382), and therefore protect our ability to use our historical federal net operating losses in the future.

Dividends

The declaration and payment of dividends is at the discretion of our Board of Directors.

Recently Adopted Accounting Pronouncements

During 2019, we adopted Accounting Standards Update ("ASU") 2016-02, "Leases (ASC 842"). During 2018, we adopted ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans", ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” and ASU 2014-09, “Revenue from Contracts with Customers”. During 2017, we adopted ASU 2017-04, "Simplifying the Test for Goodwill Impairment."

Each of these is described further below.

Leases

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

Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $2.1 billion and $2.2 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $96 million cumulative adjustment (net of tax) to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards. The adjustment to accumulated deficit was driven by the derecognition of our prior failed sale leaseback transaction discussed in Note 3—Sale of Data Centers and Colocation Business. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. The standards did not materially impact our consolidated net earnings or our cash flows in the year ended December 31, 2019.

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

Comprehensive Loss

In February 2018, the FASB issued ASU 2018-02 which provides an option to reclassify stranded tax effects within accumulated other comprehensive loss to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the "Act") (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive loss. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $407 million increase to retained earnings and in accumulated other comprehensive loss. See Note 22—Accumulated Other Comprehensive Loss for additional information.

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

See Note 5—Revenue Recognition for additional information.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the impairment testing for goodwill by changing the measurement for goodwill impairment. Under prior rules, we were required to compute the fair value of goodwill to measure the impairment amount if the carrying value of a reporting unit exceeds its fair value. Under ASU 2017-04, the goodwill impairment charge will equal the excess of the reporting unit carrying value above its fair value, limited to the amount of goodwill assigned to the reporting unit.

We elected to early adopt the provisions of ASU 2017-04 as of October 1, 2018. We applied ASU 2017-04 to determine the impairment of $6.5 billion recorded during the first quarter of 2019 and $2.7 billion recorded during the fourth quarter of 2018. See Note 4 - Goodwill, Customer Relationships and Other Intangible Assets for additional information.

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

We are in the process of implementing the model for the recognition of credit losses related to our financial instruments, new processes and internal controls to assist us in the application of the new standard. The cumulative effect of initially applying the new standard on January 1, 2020 will not be material.

(2)    Acquisition of Level 3

On November 1, 2017, CenturyLink acquired Level 3 through successive merger transactions, including a merger of Level 3 with and into a merger subsidiary, which survived such merger as our indirect wholly-owned subsidiary under the name of Level 3 Parent, LLC. We entered into this acquisition to, among other things, realize certain strategic benefits, including enhanced financial and operational scale, market diversification and an enhanced combined network. As a result of the acquisition, Level 3 shareholders received $26.50 per share in cash and 1.4286 shares of CenturyLink common stock, with cash paid in lieu of fractional shares, for each outstanding share of Level 3 common stock they owned at closing, subject to certain limited exceptions. We issued this consideration with respect to all of the outstanding common stock of Level 3, except for a limited number of shares held by dissenting common shareholders. Upon closing, CenturyLink shareholders owned approximately 51% and former Level 3 shareholders owned approximately 49% of the combined company.

In addition, each outstanding Level 3 restricted stock unit award granted prior to April 1, 2014 or granted to an outside director of Level 3 was converted into $26.50 in cash and 1.4286 shares of CenturyLink common stock (and cash in lieu of fractional shares) with respect to each Level 3 share covered by such award (the "Converted RSU Awards"). Each outstanding Level 3 restricted stock unit award granted on or after April 1, 2014 (other than those granted to outside directors of Level 3) was converted into a CenturyLink restricted stock unit award using a conversion ratio of 2.8386 to 1 as determined in accordance with a formula set forth in the merger agreement (“the Continuing RSU Awards”). See Note 12—Share-based Compensation for further details on these share-based compensation awards.

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

The aggregate cash payments required to be paid on or about the closing date were funded with the proceeds of $7.945 billion of term loans and $400 million of funds borrowed under our revolving credit facility together with other available funds, which included $1.825 billion borrowed from Level 3 Parent, LLC. For additional information regarding CenturyLink’s financing of the Level 3 acquisition see Note 7—Long-Term Debt and Credit Facilities.

We recognized the assets and liabilities of Level 3 based on the fair value of the acquired tangible and intangible assets and assumed liabilities of Level 3 as of November 1, 2017, the consummation date of the acquisition, with the excess aggregate consideration recorded as goodwill. The estimation of such fair values and the estimation of lives of depreciable tangible assets and amortizable intangible assets required significant judgment. We completed our final fair value determination during the fourth quarter of 2018, which differed from those reflected in our consolidated financial statements at December 31, 2017.

In connection with receiving approval from the U.S. Department of Justice to complete the Level 3 acquisition we agreed to divest certain Level 3 network assets. All of those assets were sold by December 31, 2018. The proceeds from these sales were included in the proceeds from sale of property, plant and equipment in our consolidated statements of cash flows. No gain or loss was recognized with these transactions.

As of October 31, 2018, the aggregate consideration exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities by $11.2 billion, which we have recognized as goodwill. The goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

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

On the acquisition date, we assumed Level 3’s contingencies. For more information on our contingencies, see Note 19—Commitments, Contingencies and Other Items.

Acquisition-Related Expenses

We have incurred acquisition-related expenses related to our acquisition of Level 3. The table below summarizes our acquisition-related expenses, which consist of integration and transformation-related expenses, including severance and retention compensation expenses, and transaction-related expenses:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Transaction-related expenses	$—	2	174
Integration and transformation-related expenses	234	391	97
Total acquisition-related expenses	$234	393	271

At December 31, 2019, we had incurred cumulative acquisition-related expenses of $950 million for Level 3. The total amounts of these expenses are included in our selling, general and administrative expenses.

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

At the closing of this sale, we received pre-tax cash proceeds of $1.8 billion, and we valued our minority stake at $150 million, which was based upon the total amount of equity contributions to the limited partnership on the date made. We classified our investment in the limited partnership in other assets on our consolidated balance sheets as of December 31, 2019 and December 31, 2018. Due to the sale and related restructuring actions we have taken regarding certain subsidiaries involved in the data centers and colocation business, we estimated a cumulative current tax impact relating to the sale totaling $65 million, $18 million of which was accrued in 2016 and $47 million of which was accrued in 2017.

In connection with our sale of the data centers and colocation business to Cyxtera, we agreed to lease back from Cyxtera a portion of the data center space to provide data hosting services to our customers. Because we have continuing involvement in the business through our minority stake in Cyxtera's parent, we did not meet the requirements for a sale-leaseback transaction as described in ASC 840-40, Leases - Sale-Leaseback Transactions. Under the failed-sale-leaseback accounting model, we were deemed under GAAP to still own certain real estate assets sold to Cyxtera, which we continued, through December 31, 2018 to reflect on our consolidated balance sheet and depreciate over the assets' remaining useful life. Through such date, we also treated a certain amount of the pre-tax cash proceeds from the sale of the assets as though it were the result of a financing obligation on our consolidated balance sheet, and our consolidated results of operations included imputed revenue associated with the portion of the real estate assets that we did not lease back and imputed interest expense on the financing obligation. A portion of the rent payments under our leaseback arrangement with Cyxtera were recognized as a reduction of the financing obligation, resulting in lower recognized rent expense than the amounts actually paid each period.

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

Effective November 3, 2016, which is the date we entered into the agreement to sell a portion of our data centers and colocation business, we ceased recording depreciation of the property, plant and equipment to be sold and amortization of the business's intangible assets in accordance with applicable accounting rules. Otherwise, we estimate that we would have recorded additional depreciation and amortization expense of $67 million from January 1, 2017 through May 1, 2017.

Upon adopting ASU 2016-02, accounting for the failed sale leaseback is no longer applicable based on our facts and circumstances, and the real estate assets and corresponding financing obligation were derecognized from our consolidated financial statements. Please see "Leases" (ASU 2016-02) in Note 1— Background and Summary of Significant Accounting Policies for additional information on the impact the new lease standard will have on the accounting for the failed-sale-leaseback.

(4)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2019	2018
	(Dollars in millions)
Goodwill	$21,534	28,031
Customer relationships, less accumulated amortization of $9,809 and $8,492	$7,596	8,911
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $2,957 and $2,616	$1,599	1,468
Trade names, less accumulated amortization of $91 and $61	103	131
Total other intangible assets, net	$1,971	1,868

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired (including the acquisition described in Note 2—Acquisition of Level 3). As of December 31, 2019, the weighted average remaining useful lives of the intangible assets were approximately 8 years in total, approximately 9 years for customer relationships, 4 years for capitalized software and 3 years for trade names.

Total amortization expense for intangible assets for the years ended December 31, 2019, 2018 and 2017 was $1.7 billion, $1.8 billion and $1.2 billion, respectively. As of December 31, 2019, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $44.0 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020	$1,674
2021	1,258
2022	1,037
2023	886
2024	828

We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of any of our reporting units exceeds its fair value. At October 31, 2019, our international and global accounts segment was comprised of our North America global accounts ("NA GAM"), Europe, Middle East and Africa region ("EMEA"), Latin America region ("LATAM") and Asia Pacific region ("APAC") reporting units. Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units. At October 31, 2019 our reporting units were consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM and APAC. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours, and (ii) a discounted cash flow method, which is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period.

At October 31, 2019, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2019 and concluded that the indicated control premium of approximately 44.7% was reasonable based on recent market transactions. As of October 31, 2019, based on our assessment performed with respect to our eight reporting units, the estimated fair value of our equity exceeded our carrying value of equity for our consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC reporting units by 44%, 41%, 53%, 46%, 55%, 5%, 63% and 38%, respectively. Based on our assessments performed, we concluded that the goodwill for our eight reporting units was not impaired as of October 31, 2019.

Both our January 2019 internal reorganization and the decline in our stock price triggered impairment testing in the first quarter of 2019. Because our low stock price was a key trigger for impairment testing during the first quarter of 2019, we estimated the fair value of our operations in such quarter using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our triggering events during the first quarter of 2019 and concluded that the indicated control premium of approximately 4.5% and 4.1% was reasonable based on recent market transactions. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our triggering events during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019. See the table below for the impairment charges by segment.

The market multiples approach that we used in the quarter ended March 31, 2019 incorporated significant estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain cost synergies. In developing the market multiple, we also considered observed trends of our industry participants. Our assessment included many qualitative factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

At October 31, 2018, we estimated the fair value of our then five reporting units which were consumer, medium and small business, enterprise, international and global accounts, and wholesale and indirect by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2018 and concluded that the indicated control premium of approximately 0.1% was reasonable based on recent market transactions. As of October 31, 2018, based on our assessment performed with respect to these reporting units as described above, we concluded that the estimated fair value of our consumer reporting unit was less than our carrying value of equity by approximately $2.7 billion. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.7 billion for goodwill assigned to our consumer reporting unit during the fourth quarter of 2018. In addition, based on our assessments performed, we concluded that the goodwill for our four remaining reporting units was not impaired as of October 31, 2018.

We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2019 and 2018 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge for these assets was recorded in 2019 or 2018.

The following tables show the rollforward of goodwill assigned to our reportable segments from December 31, 2017 through December 31, 2019.

	Business	Consumer	Total
	(Dollars in millions)
As of December 31, 2017(1)	$20,197	10,278	30,475
Purchase accounting and other adjustments(2)(3)	250	32	282
Impairment	—	(2,726)	(2,726)
As of December 31, 2018	$20,447	7,584	28,031

_____________________________________________________________________________

(1)	Goodwill is net of accumulated impairment losses of $1.1 billion that related to our former hosting segment now included in our business segment.

(2)	We allocated $32 million of Level 3 goodwill to consumer as we expect the consumer segment to benefit from synergies resulting from the business combination.

(3)	Includes $58 million decrease due to effect of foreign currency exchange rate change.

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of January 1, 2019	$3,595	5,222	5,193	6,437	7,584	28,031
January 2019 reorganization	—	987	(1,038)	395	(344)	—
Effect of foreign currency rate change and other	9	—	—	—	—	9
Impairments	(934)	(1,471)	(896)	(3,019)	(186)	(6,506)
As of December 31, 2019	$2,670	4,738	3,259	3,813	7,054	21,534

For additional information on our segments, see Note 17—Segment Information.

(5)    Revenue Recognition

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide disaggregation of revenue from contracts with customers based on reporting segments and service offerings for the years ended December 31, 2019 and 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue(9)	Total Revenue from Contracts with Customers
	(Dollars in millions)
International and Global Accounts
IP and Data Services (1)	$1,676	—	1,676
Transport and Infrastructure (2)	1,318	(365)	953
Voice and Collaboration (3)	377	—	377
IT and Managed Services (4)	225	—	225
Total International and Global Accounts Segment Revenue	3,596	(365)	3,231

Enterprise
IP and Data Services (1)	2,763	—	2,763
Transport and Infrastructure (2)	1,545	(134)	1,411
Voice and Collaboration (3)	1,567	—	1,567
IT and Managed Services (4)	258	—	258
Total Enterprise Segment Revenue	6,133	(134)	5,999

Small and Medium Business
IP and Data Services (1)	1,184	—	1,184
Transport and Infrastructure (2)	420	(36)	384
Voice and Collaboration (3)	1,306	—	1,306
IT and Managed Services (4)	46	—	46
Total Small and Medium Business Segment Revenue	2,956	(36)	2,920

Wholesale
IP and Data Services (1)	1,377	—	1,377
Transport and Infrastructure (2)	1,920	(545)	1,375
Voice and Collaboration (3)	771	—	771
IT and Managed Services (4)	6	—	6
Total Wholesale Business Segment Revenue	4,074	(545)	3,529

Consumer
Broadband (5)	2,876	(215)	2,661
Voice (6)	1,881	—	1,881
Regulatory (7)	634	(634)	—
Other (8)	251	(24)	227
Total Consumer Segment Revenue	5,642	(873)	4,769

Total revenue	$22,401	(1,953)	20,448

Timing of revenue
Goods and services transferred at a point in time			$221
Services performed over time			20,227
Total revenue from contracts with customers			$20,448

	Year Ended December 31, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue(9)	Total Revenue from Contracts with Customers
	(Dollars in millions)
International and Global Accounts
IP and Data Services (1)	$1,728	—	1,728
Transport and Infrastructure (2)	1,276	(83)	1,193
Voice and Collaboration (3)	387	—	387
IT and Managed Services (4)	262	—	262
Total International and Global Accounts Segment Revenue	3,653	(83)	3,570

Enterprise
IP and Data Services (1)	2,673	—	2,673
Transport and Infrastructure (2)	1,550	(43)	1,507
Voice and Collaboration (3)	1,607	—	1,607
IT and Managed Services (4)	303	—	303
Total Enterprise Segment Revenue	6,133	(43)	6,090

Small and Medium Business
IP and Data Services (1)	1,178	—	1,178
Transport and Infrastructure (2)	471	(40)	431
Voice and Collaboration (3)	1,443	—	1,443
IT and Managed Services (4)	52	—	52
Total Small and Medium Business Segment Revenue	3,144	(40)	3,104

Wholesale
IP and Data Services (1)	1,382	—	1,382
Transport and Infrastructure (2)	2,136	(397)	1,739
Voice and Collaboration (3)	872	—	872
IT and Managed Services (4)	7	—	7
Total Wholesale Business Segment Revenue	4,397	(397)	4,000

Consumer
Broadband (5)	2,822	(213)	2,609
Voice (6)	2,173	—	2,173
Regulatory (7)	729	(729)	—
Other (8)	392	(33)	359
Total Consumer Segment Revenue	6,116	(975)	5,141

Total revenue	$23,443	(1,538)	21,905

Timing of revenue
Goods and services transferred at a point in time			$230
Services performed over time			21,675
Total revenue from contracts with customers			$21,905

______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, content delivery and other ancillary services.
(2)
Includes wavelengths, private line, dark fiber services, colocation and data center services, including cloud, hosting and application management solutions, professional services and other ancillary services.

(3)	Includes local, long-distance voice, including wholesale voice, and other ancillary services, as well as VoIP services.
(4)	Includes information technology services and managed services, which may be purchased in conjunction with our other network services.
(5)	Includes high speed, fiber-based and lower speed DSL broadband services.
(6)	Includes local and long-distance services.
(7)
Includes (i) CAF, USF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space.

(8)	Includes retail video services (including our linear TV services), professional services and other ancillary services.
(9)	Includes regulatory revenue, lease revenue, sublease rental income, revenue from fiber capacity lease arrangements and failed sale leaseback income in 2018, which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(Dollars in millions)
Customer receivables(1)	$2,194	2,346
Contract liabilities	1,028	860
Contract assets	130	140

(1)	Gross customer receivables of $2.3 billion and $2.5 billion, net of allowance for doubtful accounts of $94 million and $132 million, at December 31, 2019 and December 31, 2018, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet. During the years ended December 31, 2019 and December 31, 2018, we recognized $630 million and $295 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019 and January 1, 2018, respectively.

Performance Obligations

As of December 31, 2019, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $6.0 billion. We expect to recognize approximately 92% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2019
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$322	187
Costs incurred	208	158
Amortization	(204)	(124)
End of period balance	$326	221

	Year Ended December 31, 2018
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$268	133
Costs incurred	226	146
Amortization	(172)	(92)
End of period balance	$322	187

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

(6) Leases

Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior periods amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1— Background and Summary of Significant Accounting Policies.

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

Some of our lease arrangements contain lease components (including fixed payments, such as rent, real estate taxes and insurance costs) and non-lease components (including common-area maintenance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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

Lease expense consisted of the following:

Year Ended December 31, 2019
(Dollars in millions)
Operating and short-term lease cost	$677
Finance lease cost:
Amortization of right-of-use assets	44
Interest on lease liability	12
Total finance lease cost	56
Total lease cost	$733

CenturyLink leases various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2019, 2018 and 2017, our gross rental expense was $733 million, $875 million and $550 million, respectively. We also received sublease rental income for the years ended December 31, 2019, 2018 and 2017 of $24 million, $21 million and $13 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		December 31
Leases (Dollars in millions)	Classification on the Balance Sheet	2019
Assets
Operating lease assets	Operating lease assets	$1,686
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	252
Total leased assets		$1,938

Liabilities
Current
Operating	Current operating lease liabilities	$416
Finance	Current portion of long-term debt	35
Noncurrent
Operating	Noncurrent operating lease liabilities	1,342
Finance	Long-term debt	185
Total lease liabilities		$1,978

Weighted-average remaining lease term (years)
Operating leases		7.2
Finance leases		11.3
Weighted-average discount rate
Operating leases		6.46%
Finance leases		5.47%

Supplemental consolidated cash flow statement information related to leases:

Year Ended December 31, 2019
(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$665
Operating cash flows from finance leases	14
Financing cash flows from finance leases	32
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$358
Right-of-use assets obtained in exchange for new finance lease liabilities	$14

As of December 31, 2019, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2020	$460	47
2021	361	28
2022	308	22
2023	265	22
2024	194	21
Thereafter	686	170
Total lease payments	2,274	310
Less: interest	(516)	(90)
Total	$1,758	220
Less: current portion	(416)	(35)
Long-term portion	$1,342	185

As of December 31, 2019, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

CenturyLink leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2019, 2018 and 2017, our gross rental income was $1.4 billion, $882 million and $766 million, respectively, which represents 6%, 4% and 4% respectively, of our operating revenue for the years ended December 31, 2019, 2018 and 2017.

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

(7)    Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt and the impact of the debt refinancing transactions described under "Subsequent Events":

			As of December 31,
	Interest Rates(1)	Maturities	2019	2018
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
Revolving Credit Facility	4.495%	2022	$250	550
Term Loan A (3)	LIBOR + 2.75%	2022	1,536	1,622
Term Loan A-1 (3)	LIBOR + 2.75%	2022	333	351
Term Loan B (3)	LIBOR + 2.75%	2025	5,880	5,940
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2024 Term Loan (4)	LIBOR + 2.25%	2024	—	4,611
Tranche B 2027 Term Loan (5)	LIBOR + 1.75%	2027	3,111	—
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	—
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.125% - 7.65%	2019 - 2042	8,696	8,036
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	4.625% - 6.125%	2021 - 2027	5,515	5,315
Level 3 Parent, LLC
Senior notes	5.750%	2022	—	600
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	5,956	5,956
Term loan (6)	LIBOR + 2.00%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	697
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,450	1,485
Other	9.000%	2019	—	150
Finance lease and other obligations	Various	Various	222	801
Unamortized (discounts) premiums and other, net			(52)	(8)
Unamortized debt issuance costs			(293)	(283)
Total long-term debt			34,694	36,061
Less current maturities			(2,300)	(652)
Long-term debt, excluding current maturities			$32,394	35,409
_______________________________________________________________________________

(1)	As of December 31, 2019. See "Subsequent Events" for a discussion of certain changes to CenturyLink's senior secured debt in early 2020.

(2)	See the remainder of this Note for a description of certain parent or subsidiary guarantees and liens securing this debt.

(3)	CenturyLink, Inc.'s Term Loans A, A-1, and B had interest rates of 4.549% and 5.272% as of December 31, 2019 and December 31, 2018, respectively.

(4)	The Tranche B 2024 Term Loan had an interest rate of 4.754% as of December 31, 2018.

(5)	The Tranche B 2027 Term Loan had an interest rate of 3.549% as of December 31, 2019.

(6)	Qwest Corporation's Term Loan had an interest rate of 3.800% as of December 31, 2019 and 4.530% as of December 31, 2018.
Debt of CenturyLink, Inc. and its Subsidiaries

At December 31, 2019, most of our outstanding consolidated debt had been incurred by CenturyLink, Inc. or one of the following four other primary borrowers or “borrowing groups,” each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•	Qwest Corporation;

•	Qwest Capital Funding, Inc. (including its parent guarantor, Qwest Communications International Inc.);

•	Embarq Corporation; and

•	Level 3 Financing, Inc. (including its parent guarantor Level 3 Parent, LLC).

Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further below.

CenturyLink Credit Agreement

In connection with financing its acquisition of Level 3 on November 1, 2017, CenturyLink, Inc. caused its wholly-owned subsidiary, CenturyLink Escrow, LLC, to enter into a credit agreement on June 19, 2017 (the "2017 CenturyLink Credit Agreement") with, among others, Bank of America, N.A., as administrative agent and collateral agent, providing for $10.245 billion in senior secured credit facilities (the "2017 Senior Secured Credit Facilities") at December 31, 2019. As amended in early 2018, these facilities consisted of the following:

•	a $2.168 billion revolving credit facility (“2017 Revolving Credit Facility”), with 18 lenders;

•	a $1.707 billion senior secured Term Loan A credit facility, with 18 lenders;

•	a $370 million senior secured Term Loan A-1 credit facility with CoBank, ACB; and

•	a $6.0 billion senior secured Term Loan “B” credit facility.

At December 31, 2019, loans under the Term Loan A and A-1 facilities and the 2017 Revolving Credit Facility bore interest at a rate equal to, at our option, the London Interbank Offered Rate (“LIBOR”) or the alternative base rate (each as defined in the 2017 CenturyLink Credit Agreement) plus an applicable margin between 2.25% to 3.00% per annum for LIBOR loans and 1.25% to 2.00% per annum for alternative base rate loans, depending on our then current total leverage ratio. Since November 1, 2017, borrowings under the Term Loan B facility have borne interest at LIBOR plus 2.75% per annum. Loans under each of the term loan facilities require certain specified quarterly amortization payments and certain specified mandatory prepayments in connection with certain asset sales and debt issuances and out of excess cash flow, among other things, subject in each case to certain significant exceptions.

At December 31, 2019, the 2017 Revolving Credit Facility and borrowings under the Term Loan A and A-1 facilities were scheduled to mature on November 1, 2022, and borrowings under the Term Loan B facility were scheduled to mature on January 31, 2025.

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

Changes to Agreement, as described further under "Subsequent Events," in January 2020 we effected certain refinancing transactions that among other things, changed the maturity dates of the 2017 Senior Secured Credit Facilities, lowered the interest rates payable thereunder, and changed the allocations of amounts owed under each of the facilities.

Term Loans and Certain Other Debt of Subsidiaries

Qwest Corporation

In 2015, Qwest Corporation entered into a variable rate term loan in the amount of $100 million with CoBank, ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on February 20, 2025. Interest is paid at least quarterly based upon either the London Interbank Offered Rate (“LIBOR”) or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At both December 31, 2019 and 2018, the outstanding principal balance on this term loan was $100 million.

Level 3 Financing, Inc.

At December 31, 2019, Level 3 Financing, Inc. owed $3.111 billion, under the Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

The Tranche B 2027 Term Loan requires certain specified mandatory prepayments in connection with certain asset sales and other transactions, subject to certain significant exceptions. The obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan are, subject to certain exceptions, secured by certain assets of Level 3 Parent, LLC and certain of its material domestic telecommunication subsidiaries. Also, Level 3 Parent, LLC and certain of its subsidiaries have guaranteed the obligations of Level 3 Financing, Inc. under the Tranche B 2027 Term Loan.

The net proceeds from the Tranche B 2027 Term Loan, together with the net proceeds from a concurrent offering of senior secured notes of Level 3 Financing, Inc., were used to pre-pay in full Level 3 Financing's predecessor Tranche B 2024 Term Loan.

Embarq Subsidiaries

At December 31, 2019 and 2018, one of our Embarq subsidiaries had outstanding first mortgage bonds. These first mortgage bonds are secured by substantially all of the property, plant and equipment of the issuing subsidiary.

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. CenturyLink, Inc. maintains an uncommitted $225 million revolving letter of credit facility separate from the letter of credit facility included in the 2017 Revolving Credit Facility noted above. Letters of credit issued under this facility are backed by credit enhancements in the form of secured guarantees issued by certain of our subsidiaries. As of December 31, 2019 and 2018, our outstanding letters of credit under this credit facility totaled $82 million and $97 million, respectively.

As of December 31, 2019, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $23 million, of which $18 million was collateralized by cash that is reflected on the consolidated balance sheets as restricted cash. As of December 31, 2018, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $30 million of which $24 million was collateralized by cash that is reflected on the consolidated balance sheets as restricted cash.

Senior Notes

CenturyLink, Inc., Level 3 Financing, Inc., Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation have each issued unsecured senior notes, and Level 3 Financing has issued secured senior notes, that were outstanding as of December 31, 2019. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. None of the senior notes issued by CenturyLink that were outstanding as of December 31, 2019 are guaranteed by any of its subsidiaries. The senior notes issued by Level 3 Financing, Inc. are guaranteed by its parent, Level 3 Parent, LLC and one or more of its affiliates. The senior notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc. Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions. Under certain circumstances in connection with a “change of control” of CenturyLink, Inc., it will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest. Also, under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC or Level 3 Financing, Inc., Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

New Issuances

On December 16, 2019, CenturyLink, Inc. issued $1.250 billion of 5.125% Senior Notes due 2026. The proceeds from the offering were primarily used to fully redeem on January 15, 2020 the $1.1 billion of senior notes of Qwest Corporation described under "Subsequent Events—Redemption."

On November 29, 2019, Level 3 Financing, Inc. issued $750 million of 3.400% Senior Secured Notes due 2027 and $750 million of 3.875% Senior Secured Notes due 2029. The proceeds from the offering together with cash on hand were primarily used to redeem a portion of the $4.611 billion Tranche B 2024 Term Loan that was repaid on November 29, 2019. On November 29, 2019, Level 3 Financing, Inc. entered into an amendment to its credit agreement to incur $3.111 billion in aggregate borrowings under the agreement through the Tranche B 2027 Term Loan discussed above.

On September 25, 2019, Level 3 Financing, Inc. issued $1.0 billion of 4.625% Senior Notes due 2027. The proceeds from the offering together with cash on hand were used to redeem, during the fourth quarter of 2019, all $240 million outstanding principal amount of Level 3 Financing, Inc.'s 6.125% Senior Notes due 2021, all $600 million outstanding principal amount of Level 3 Parent, LLC's 5.75% Senior Notes due 2022 and $160 million of Level 3 Financing, Inc.'s $1 billion outstanding principal amount of 5.375% Senior Notes due 2022.

Repayments

2019

Including the redemptions noted above under "New Issuances", during 2019, CenturyLink and its affiliates repurchased approximately $3.6 billion of their respective debt securities, which primarily included approximately $2.3 billion of Level 3 Financing, Inc. senior notes and term loan, $600 million of Level 3 Parent, LLC senior notes, $345 million of Qwest Capital Funding senior notes, $340 million of CenturyLink, Inc. senior notes, which resulted in an aggregate net gain of $72 million. Additionally, during the period CenturyLink paid $398 million of its maturing senior notes and $164 million of amortization payments under its term loans.

2018

During 2018, CenturyLink and its affiliates redeemed approximately $1.7 billion in debt securities, which primarily included approximately $1.3 billion of Qwest Corporation senior notes and $174 million of Qwest Capital Financing senior notes.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts and premiums, net and unamortized debt issuance costs) maturing during the following years as of December 31, 2019:

(Dollars in millions)
2020	$2,300
2021	2,478
2022	4,224
2023	2,096
2024	1,973
2025 and thereafter	21,968
Total long-term debt	$35,039

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Interest expense:
Gross interest expense	$2,093	2,230	1,559
Capitalized interest	(72)	(53)	(78)
Total interest expense	$2,021	2,177	1,481

Covenants

CenturyLink, Inc.

With respect to the Term Loan A and A-1 facilities and the 2017 Revolving Credit Facility, the 2017 CenturyLink Credit Agreement requires us to maintain (i) a maximum total leverage ratio of not more than 4.75 to 1.00 and (ii) a minimum consolidated interest coverage ratio of at least 2.00 to 1.00, with such ratios being determined and calculated in the manner described in the 2017 CenturyLink Credit Agreement.

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

The senior notes of CenturyLink, Inc. were issued under base indentures dated March 31, 1994 or December 16, 2019. These indentures restrict our ability to (i) incur, issue or create liens upon the property of CenturyLink, Inc. and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indentures do not contain any provisions that restrict the issuance of new securities in the event of a material adverse change to us. However, as indicated above under "Senior Notes", CenturyLink, Inc. will be required to offer to purchase certain of its long-term debt securities issued under this indenture under certain circumstances in connection with a "change of control" of CenturyLink, Inc.

Level 3 Companies

The term loan, senior secured notes and senior unsecured notes of Level 3 Financing, Inc. contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates, dispose of assets and merge or consolidate with any other person. Also, as indicated above under "Senior Notes", Level 3 Financing, Inc. will be required to offer to repurchase or repay certain of its long-term debt under certain circumstances in connection with a "change of control" of Level 3 Financing or Level 3 Parent, LLC.

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

The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in CenturyLink's 1994 and 2019 indentures (but contain no mandatory repurchase provisions). The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.

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

Compliance

At December 31, 2019, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants contained in their respective material debt agreements in all material respects.

Guarantees

CenturyLink, Inc. does not guarantee the debt of any unaffiliated parties, but, as noted above, as of December 31, 2019 certain of its largest subsidiaries guaranteed (i) its debt and letters of credit outstanding under its 2017 CenturyLink Credit Agreement and its $225 million revolving letter of credit facility and (ii) the outstanding term loans or senior notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure their respective guarantees.

Subsequent Events

Amended and Restated Credit Agreement

On January 31, 2020, CenturyLink, Inc. amended and restated its 2017 CenturyLink Credit Agreement (as so amended and restated, the “Amended Credit Agreement”). Coupled with CenturyLink’s prepayment on January 24, 2020 of $1.25 billion of indebtedness outstanding under its Term Loan B facility (using principally the net proceeds from its below-described sale the same day of $1.25 billion of its 4.000% Senior Secured Notes due 2027), the Amended Credit Agreement currently provides for approximately $8.699 billion in senior secured credit facilities, consisting of an approximately $1.166 billion Term Loan A credit facility, a $333 million Term Loan A-1 credit facility, a $5.0 billion Term Loan B credit facility and a $2.2 billion revolving credit facility (collectively, the “Amended Senior Secured Credit Facilities”).

The Amended Credit Agreement, among other things, (i) extended the maturity date of (a) the Term Loan A, Term Loan A-1 and Revolving Credit facilities from November 1, 2022 to January 31, 2025 and (b) the Term Loan B facility from January 31, 2025 to March 15, 2027, and (ii) lowered the interest rate applicable to loans made under each of the Amended Senior Secured Credit Facilities. As so amended, (i) loans under the Term Loan A, Term Loan A-1 and Revolving Credit facilities will bear interest at a rate equal to, at CenturyLink’s option, the Eurodollar rate or the alternative base rate (each as defined in the Amended Credit Agreement) plus an applicable margin between 1.50% to 2.25% per annum for Eurodollar loans and 0.50% to 1.25% per annum for alternative base rate loans, depending on CenturyLink’s then current total leverage ratio, and (ii) loans under the Term Loan B facility will bear interest at the rate equal to, at CenturyLink’s option, the Eurodollar rate plus 2.25% per annum or the alternative base rate plus 1.25% per annum. The subsidiary guarantor and collateral provisions and the financial covenants contained in the Amended Credit Agreement are unchanged from the 2017 CenturyLink Credit Agreement.

New Bond Issuance

On January 24, 2020, CenturyLink issued $1.25 billion aggregate principal amount of its 4.000% Senior Secured Notes due 2027 (the “2027 Notes”). CenturyLink used the net proceeds from this offering to repay a portion of the outstanding indebtedness under its Term Loan B facility. The 2027 Notes are unconditionally guaranteed by each of CenturyLink’s domestic subsidiaries that guarantees CenturyLink’s Amended Credit Agreement, subject to the receipt of certain regulatory approvals and various exceptions and limitations. While the 2027 Notes are not secured by any of the assets of CenturyLink, certain of the note guarantees are secured by a first priority security interest in substantially all of the assets of such guarantors (including the stock of certain of their respective subsidiaries), which assets also secure obligations under the Amended Credit Agreement on a pari passu basis.

Redemption

On January 15, 2020, Qwest Corporation fully redeemed all $850 million aggregate principal amount of its outstanding 6.875% senior notes due 2033 and all $250 million aggregate principal amount of its outstanding 7.125% senior notes due 2043.

(8)    Accounts Receivable

The following table presents details of our accounts receivable balances:

	As of December 31,
	2019	2018
	(Dollars in millions)
Trade and purchased receivables	$1,971	2,094
Earned and unbilled receivables	374	425
Other	20	21
Total accounts receivable	2,365	2,540
Less: allowance for doubtful accounts	(106)	(142)
Accounts receivable, less allowance	$2,259	2,398

We are exposed to concentrations of credit risk from residential and business customers. We generally do not require collateral to secure our receivable balances. We have agreements with other communications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other communications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2019	$142	145	(181)	106
2018	164	153	(175)	142
2017	178	176	(190)	164

(9)    Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2019	2018
		(Dollars in millions)
Land	N/A	$867	871
Fiber, conduit and other outside plant(1)	15-45 years	24,666	23,936
Central office and other network electronics(2)	3-10 years	19,608	18,736
Support assets(3)	3-30 years	7,984	8,020
Construction in progress(4)	N/A	2,300	1,704
Gross property, plant and equipment		55,425	53,267
Accumulated depreciation		(29,346)	(26,859)
Net property, plant and equipment		$26,079	26,408
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

We recorded depreciation expense of $3.1 billion, $3.3 billion and $2.7 billion for the years ended December 31, 2019, 2018 and 2017, respectively.

Asset Retirement Obligations

At December 31, 2019, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

As of the Level 3 acquisition date, we recorded liabilities to reflect our fair values of Level 3's asset retirement obligations. Our fair value estimates were determined using the discounted cash flow method.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Balance at beginning of year	$190	115	95
Accretion expense	11	10	6
Liabilities assumed in acquisition of Level 3(1)	—	58	45
Liabilities settled	(14)	(14)	(3)
Liabilities transferred to Cyxtera	—	—	(20)
Change in estimate	10	21	(8)
Balance at end of year	$197	190	115

(1)	The liabilities assumed during 2018 relate to purchase price adjustments during the year.

The 2019, 2018 and 2017 change in estimates are offset against gross property, plant and equipment.

(10) Severance and Leased Real Estate

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from increased competitive pressures, cost reduction initiatives, automation and other process improvements and reduced workload demands due to reduced demand for certain services.

We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As described in Note 17—Segment Information, we do not allocate these severance expenses to our segments.

Under prior GAAP, we had previously recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. In accordance with transitional guidance under the new lease standard (ASC 842), the existing lease obligation of $110 million as of January 1, 2019 has been netted against the operating lease right of use assets at adoption. For additional information, see Note 6—Leases to our consolidated financial statements in Item 1 of Part I of this report.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2017	$33
Accrued to expense	205
Payments, net	(151)
Balance at December 31, 2018	87
Accrued to expense	89
Payments, net	(87)
Balance at December 31, 2019	$89

(11) Employee Benefits

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

Pension Benefits

In connection with the acquisition of Level 3 Communications, Inc. on November 1, 2017, we assumed defined benefit pension plans sponsored by various Level 3 companies for their employees. Based on a valuation analysis, we recognized a $20 million liability on November 1, 2017 for the unfunded status of the Level 3 pension plans. The net unfunded status recognized on our balance sheets at December 31, 2019 and 2018 was $18 million and $11 million, respectively, representing liabilities of $140 million and $144 million, and assets of $122 million and $133 million, respectively. Due to the insignificant impact of these pension plans on our consolidated financial statements, we have predominantly excluded them from the remaining employee benefit disclosures in this Note.

United States funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Pension Plan is to make contributions with the objective of accumulating ample assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of the Combined Pension Plan was $1.7 billion and $1.6 billion as of December 31, 2019 and 2018, respectively.

We made no voluntary cash contributions to the Combined Pension Plan in 2019 and $500 million in 2018 and paid $5 million of benefits directly to participants of our non-qualified pension plans in both 2019 and 2018. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2020, nor do we currently expect to make a voluntary contribution to the trust for the Combined Pension Plan in 2020. We estimate that in 2020 we will pay $5 million of benefits directly to participants of our non-qualified pension plans.

As previously mentioned, we sponsor unfunded non-qualified pension plans for certain current and former highly-compensated employees. The net unfunded status of our non-qualified pension plans was $51 million and $52 million for the years ended December 31, 2019 and 2018, respectively. Due to the insignificant impact of these pension plans on our consolidated financial statements, we have predominantly excluded them from the remaining employee benefit disclosures in this Note.

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

Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trusts are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $3.0 billion as of December 31, 2019 and 2018.

Assets in the post-retirement trusts were substantially depleted as of December 31, 2016; as of December 31, 2019 the Company ceased to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2019 nor 2018. Starting in 2020, benefits will be paid directly by us with available cash. In 2019, we paid $245 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2020, we currently expect to pay directly $236 million of post-retirement benefits, net of participant contributions and direct subsidies. The decrease in anticipated post-retirement benefit payments is the result of a 3% decrease in plan participants receiving benefits as of December 31, 2019.

We expect our health care cost trend rate to range from 5.0% to 6.5% in 2020 and grading to 4.50% by 2025. Our post-retirement benefit cost, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

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

	Combined Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2020	$971	242	(6)
2021	921	238	(6)
2022	893	232	(6)
2023	868	226	(5)
2024	842	219	(5)
2025 - 2029	3,813	986	(20)

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

	Combined Pension Plan			Post-Retirement Benefit Plans
	2019	2018	2017	2019	2018	2017
Actuarial assumptions at beginning of year:
Discount rate	3.94% - 4.44%	3.14% - 3.69%	3.25% - 4.14%	3.84%- 4.38%	4.26%	3.90%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	6.50%	6.50%	6.50%	4.00%	4.00%	5.00%
Initial health care cost trend rate	N/A	N/A	N/A	6.50% / 5.00%	7.00% / 5.00%	7.00% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
_______________________________________________________________________________

N/A - Not applicable
(1) Rates are presented net of projected fees and administrative costs.

Net periodic benefit (income) expense for our combined pension plan includes the following components:

	Combined Pension Plan Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Service cost	$56	66	63
Interest cost	436	392	409
Expected return on plan assets	(618)	(685)	(666)
Special termination benefits charge	6	15	—
Recognition of prior service credit	(8)	(8)	(8)
Recognition of actuarial loss	223	178	204
Net periodic pension benefit (income) expense	$95	(42)	2

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Service cost	$15	18	18
Interest cost	110	97	100
Expected return on plan assets	(1)	(1)	(2)
Recognition of prior service cost	16	20	20
Net periodic post-retirement benefit expense	$140	134	136

We report service costs for our Combined Pension Plan and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. The remaining components of net periodic benefit expense (income) are reported in other income, net in our consolidated statements of operations. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge in 2019 of $6 million and in 2018 of $15 million for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2019 and 2018 and are as follows:

	Combined Pension Plan		Post-Retirement Benefit Plans
	December 31,		December 31,
	2019	2018	2019	2018
Actuarial assumptions at end of year:
Discount rate	3.25%	4.29%	3.22%	4.26%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	6.50% / 5.00%	7.00% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2025	2025
_______________________________________________________________________________
N/A - Not applicable

In 2019, 2018 and 2017, we adopted the revised mortality tables and projection scales released by the Society of Actuaries, which decreased the projected benefit obligation of our benefit plans by $4 million, $38 million and $113 million, respectively. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial (gain) loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 16 years as of December 31, 2019.

The following tables summarize the change in the benefit obligations for the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$11,594	13,064	13,244
Service cost	56	66	63
Interest cost	436	392	409
Plan amendments	(9)	—	—
Special termination benefits charge	6	15	—
Actuarial (gain) loss	1,249	(765)	586
Benefits paid from plan assets	(1,115)	(1,178)	(1,238)
Benefit obligation at end of year	$12,217	11,594	13,064

	Post-Retirement Benefit Plans Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$2,977	3,375	3,413
Service cost	15	18	18
Interest cost	110	97	100
Participant contributions	52	54	54
Direct subsidy receipts	7	8	7
Plan Amendment	—	(36)	—
Actuarial (gain) loss	180	(224)	112
Benefits paid by company	(300)	(311)	(298)
Benefits paid from plan assets	(4)	(4)	(31)
Benefit obligation at end of year	$3,037	2,977	3,375

Our aggregate benefit obligation as of December 31, 2019, 2018 and 2017 was $15.3 billion, $14.8 billion and $16.5 billion, respectively.

Plan Assets

We maintain plan assets for our Combined Pension Plan and certain post-retirement benefit plans. The following tables summarize the change in the fair value of plan assets for the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$10,033	11,060	10,892
Return on plan assets	1,575	(349)	1,306
Employer contributions	—	500	100
Benefits paid from plan assets	(1,115)	(1,178)	(1,238)
Fair value of plan assets at end of year	$10,493	10,033	11,060

	Post-Retirement Benefit Plans Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$18	23	53
Return on plan assets	(1)	(1)	1
Benefits paid from plan assets	(4)	(4)	(31)
Fair value of plan assets at end of year	$13	18	23

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets, net of administrative expenses paid from plan assets. It is determined annually based on the strategic asset allocation and the long-term risk and return forecast for each asset class.

Combined Pension Plan: Our investment objective for the qualified pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. We employ a liability-aware investment strategy designed to reduce the volatility of pension assets relative to pension liabilities. This strategy is evaluated frequently and is expected to evolve over time with changes in the funded status and other factors. Approximately 50% of plan assets is targeted to long-duration investment grade bonds and interest rate sensitive derivatives and 50% is targeted to diversified equity, fixed income and private market investments that are expected to outperform the liability with moderate funded status risk. At the beginning of 2020, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 6.5%. Administrative expenses, including projected PBGC (Pension Benefit Guaranty Corporation) premiums reduce the annual long-term expected return net of administrative expenses to 6.0%.

The short term and long-term interest crediting rates during 2019 for cash balance components of the Combined Pension Plan were 2.25% and 4.00%, respectively.

Post-Retirement Benefit Plans: At the beginning of 2020, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 4.0%.

Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended.

Fair Value Measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 14—Fair Value of Financial Instruments.

At December 31, 2019, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2019:

•	Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

•	Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, and other methods by which all significant inputs were observable at the measurement date.

•	Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.

The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. Interests in commingled funds are fair valued using a practical expedient to the net asset value ("NAV") per unit (or its equivalent) of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV, with a frequency that includes, daily, monthly, quarterly, semi-annually and annually. These commingled funds include redemption notice periods between same day and 270 days. Investments in private funds, primarily limited partnerships, represent long-term commitments with a fixed maturity date and are also valued at NAV. The plan has unfunded commitments related to certain private fund investments, which in aggregate are not material to the plan. Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Underlying investments held in funds are aggregated and are classified based on the fund mandate. Investments held in separate accounts are individually classified.

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2019. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$828	3,197	—	$4,025
High yield bonds (b)	—	232	5	237
Emerging market bonds (c)	203	84	—	287
U.S. stocks (d)	756	3	1	760
Non-U.S. stocks (e)	592	—	—	592
Private debt (h)	—	—	16	16
Multi-asset strategies (l)	257	—	—	257
Repurchase agreements (n)	—	39	—	39
Cash equivalents and short-term investments (o)	—	433	—	433
Total investments, excluding investments valued at NAV	$2,636	3,988	22	6,646
Liabilities
Derivatives (m)	$1	(18)	—	(17)
Investments valued at NAV				3,864
Total pension plan assets				$10,493

	Fair Value of Post-Retirement Plan Assets at December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Total investments, excluding investments valued at NAV	$—	—	—	—
Investments valued at NAV				13
Total post-retirement plan assets				$13

The tables below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2018. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$458	1,393	—	$1,851
High yield bonds (b)	—	277	7	284
Emerging market bonds (c)	151	181	—	332
U.S. stocks (d)	764	2	2	768
Non-U.S. stocks (e)	601	—	—	601
Private debt (h)	—	—	15	15
Multi-asset strategies (l)	342	—	—	342
Derivatives (m)	7	(2)	—	5
Cash equivalents and short-term investments (o)	3	907	—	910
Total investments, excluding investments valued at NAV	$2,326	2,758	24	5,108
Investments valued at NAV				4,925
Total pension plan assets				$10,033

	Fair Value of Post-Retirement Plan Assets at December 31, 2018
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Total investments, excluding investments valued at NAV	$—	—	—	—
Investments valued at NAV				18
Total post-retirement plan assets				$18

The table below presents the fair value of plan assets valued at NAV by category for our pension and post-retirement plans at December 31, 2019 and 2018.

	Fair Value of Plan Assets Valued at NAV
	Combined Pension Plan at December 31,		Post-Retirement Benefit Plans at December 31,
	2019	2018	2019	2018
	(Dollars in millions)
Investment grade bonds (a)	$211	109	—	—
High yield bonds (b)	39	388	—	—
U.S. stocks (d)	169	150	—	—
Non-U.S. stocks (e)	467	500	—	—
Emerging market stocks (f)	92	75	—	—
Private equity (g)	322	347	4	6
Private debt (h)	483	452	—	1
Market neutral hedge funds (i)	433	746	—	—
Directional hedge funds (j)	443	512	—	—
Real estate (k)	635	821	—	—
Multi-asset strategies (l)	449	763	—	—
Cash equivalents and short-term investments (o)	121	62	9	11
Total investments valued at NAV	$3,864	4,925	13	18

Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:

(a) Investment grade bonds represent investments in fixed income securities as well as commingled bond funds comprised of U.S. Treasury securities, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other investment grade bonds primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. The primary observable inputs include references to the new issue market for similar securities, the secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate securities such as asset backed securities that have early redemption features. These securities are classified as Level 2. NAV funds' underlying investments in this category are valued using the same inputs.

(b) High yield bonds represent investments in below investment grade fixed income securities as well as commingled high yield bond funds. The valuation inputs for the securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. These securities are primarily classified as Level 2. Securities whose valuation inputs are not based on observable market information are classified as Level 3. NAV funds' underlying investments in this category are valued using the same inputs.

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

(d) U.S. stocks represent investments in stocks of U.S. based companies as well as commingled U.S. stock funds. The valuation inputs for U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. Securities that are not actively traded but can be directly or indirectly observable are classified as Level 2. Securities whose valuation inputs are not based on observable market information are classified as Level 3. NAV funds' underlying investments in this category are valued using the same inputs.

(e) Non-U.S. stocks represent investments in stocks of companies based in developed countries outside the U.S. as well as commingled funds. The valuation inputs for non-U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. NAV funds' underlying investments in this category are valued using the same inputs.

(f) Emerging market stocks represent investments in commingled funds comprised of stocks of companies located in developing markets. NAV funds' underlying investments in this category are valued using the same inputs.

(g) Private equity represents non-public investments in domestic and foreign buy out and venture capital funds. Private equity funds are primarily structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships are valued at NAV using valuation methodologies that consider a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment.

(h) Private debt represents non-public investments in distressed or mezzanine debt funds and pension group insurance contracts. Pension group insurance contracts are valued based on actuarial assumptions and are classified as Level 3. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are primarily structured as limited partnerships and are valued at NAV according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments is based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment.

(i) Market neutral hedge funds hold investments in a diversified mix of instruments that are intended in combination to exhibit low correlations to market fluctuations. These investments are typically combined with futures to achieve uncorrelated excess returns over various markets. Hedge funds are valued at NAV based on the market value of the underlying investments which include publicly traded equity and fixed income securities and privately negotiated debt securities.

(j) Directional hedge funds—This asset category represents investments that may exhibit somewhat higher correlations to market fluctuations than the market neutral hedge funds. Investments in hedge funds include both direct investments and investments in diversified funds of funds. Hedge funds are valued at NAV based on the market value of the underlying investments which include publicly traded equity and fixed income securities and privately negotiated debt securities.

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

(l) Multi-asset strategies represent broadly diversified strategies that have the flexibility to tactically adjust exposures to different asset classes through time. This asset category includes investments in a registered mutual fund which is classified as Level 1 and may include commingled funds which are valued at NAV based on the market value of the underlying investments.

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

(n) Repurchase Agreements includes contracts where the security owner sells a security with the agreement to buy it back at a future date and price. Agreements are valued based on expected settlement terms and are classified as Level 2.

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

Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The gross notional exposure of the derivative instruments directly held by the pension benefit plan is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment. Our post-retirement plans were not invested in derivative instruments for the years ended December 31, 2019 or 2018.

	Gross Notional Exposure
	Combined Pension Plan
	Years Ended December 31,
	2019	2018
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$184	300
Exchange-traded Treasury and other interest rate futures	1,253	3,901
Exchange-traded EURO futures	10	—
Interest rate swaps	44	83
Credit default swaps	205	66
Index swaps	2,058	—
Foreign exchange forwards	508	295
Options	146	192

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

The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Combined Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Emerging Market Bonds	U.S. Stocks	Private Debt	Cash	Total
	(Dollars in millions)
Balance at December 31, 2017	$7	1	3	15	1	27
Acquisitions (dispositions)	—	—	(2)	—	(1)	(3)
Actual return on plan assets	—	(1)	1	—	—	—
Balance at December 31, 2018	7	—	2	15	—	24
Acquisitions (dispositions)	(2)	—	—	1	—	(1)
Actual return on plan assets	—	—	(1)	—	—	(1)
Balance at December 31, 2019	$5	—	1	16	—	22

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2019, the investment program produced actual gains on qualified pension and post-retirement plan assets of $1.6 billion as compared to expected returns of $619 million for a difference of $1.0 billion. For the year ended December 31, 2018, the investment program produced actual loses on qualified pension and post-retirement plan assets of $350 million as compared to the expected returns of $686 million for a difference of $1.0 billion. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2019	2018	2019	2018
	(Dollars in millions)
Benefit obligation	$(12,217)	(11,594)	(3,037)	(2,977)
Fair value of plan assets	10,493	10,033	13	18
Unfunded status	(1,724)	(1,561)	(3,024)	(2,959)
Current portion of unfunded status	—	—	(224)	(252)
Non-current portion of unfunded status	$(1,724)	(1,561)	(2,800)	(2,707)

The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.

Accumulated Other Comprehensive Loss-Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2018, items recognized as a component of net periodic benefits expense in 2019, additional items deferred during 2019 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2019. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2018	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2019
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(2,973)	224	(297)	(73)	(3,046)
Prior service benefit (cost)	46	(8)	9	1	47
Deferred income tax benefit (expense)	754	(53)	69	16	770
Total pension plans	(2,173)	163	(219)	(56)	(2,229)
Post-retirement benefit plans:
Net actuarial (loss) gain	7	—	(182)	(182)	(175)
Prior service (cost) benefit	(87)	16	—	16	(71)
Deferred income tax benefit (expense)	22	(4)	44	40	62
Total post-retirement benefit plans	(58)	12	(138)	(126)	(184)
Total accumulated other comprehensive loss	$(2,231)	175	(357)	(182)	(2,413)

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $381 million, $434 million and $341 million for the years ended December 31, 2019, 2018 and 2017, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $148 million, $142 million, $128 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.

401(k) Plans

We sponsor qualified defined contribution plans covering substantially all of our employees. Under these plans, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plans and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2019 and 2018, the assets of the plans included approximately 11 million shares and 12 million shares, respectively, of our common stock all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to these plans of $113 million, $93 million and $77 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

(12)    Share-based Compensation

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

Acquisition of Level 3

As discussed in Note 2—Acquisition of Level 3, upon the November 1, 2017 acquisition of Level 3, and pursuant to the terms of the merger agreement, we assumed certain of Level 3's share-based compensation awards, which were converted to settle in shares of CenturyLink common stock. Specifically:

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

The aggregate fair value of the replaced Level 3 awards was $239 million, of which $103 million was attributable to service performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $18.99 closing price of our common stock on November 1, 2017. The remaining $136 million of the preliminary aggregate fair value of the replaced Level 3 awards was attributable to post-acquisition period and was recognized as compensation expense, net of estimated forfeitures, over the remaining 1 to 2 year vesting period.

Stock Options

The following table summarizes activity involving stock option awards for the year ended December 31, 2019:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding and Exercisable at December 31, 2018	543	$27.46
Exercised	(6)	11.38
Forfeited/Expired	(68)	24.78
Outstanding and Exercisable at December 31, 2019	469	28.04

The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2019 was less than $1 million. The weighted-average remaining contractual term for such options was 0.18 years.

During 2019, we received net cash proceeds of less than $1 million in connection with our option exercises. The tax benefit realized from these exercises was less than $1 million. The total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017, was less than $1 million each year.

Restricted Stock Awards and Restricted Stock Unit Awards

For equity based restricted stock and restricted stock unit awards that contain only service conditions for vesting (time-based awards), we calculate the award fair value based on the closing price of CenturyLink common stock on the accounting grant date. We also grant equity-based awards that contain service conditions as well as additional market or performance conditions. For awards having both service and market conditions, the award fair value is calculated using Monte-Carlo simulations. Awards with service as well as market or performance conditions specify a target number of shares for the award, although each recipient ultimately has the opportunity to receive between 0% and 200% of the target number of shares. For awards with service and market conditions, the percentage received is based on our total shareholder return over the three-year service period versus that of selected peer companies. For awards with service and performance conditions, the percentage received depends upon the attainment of one or more financial performance targets during the two- or three-year service period.

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2018	17,059	$19.65
Granted (1)	9,780	12.41
Vested	(9,038)	19.54
Forfeited	(1,757)	18.62
Non-vested at December 31, 2019	16,044	15.42
_____________________________________________________________________________
(1) Shares granted whose related performance conditions were not finalized at December 31, 2019, were excluded from this figure.

During 2018, we granted 9.7 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $17.02. During 2017, we granted 5.2 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $22.02. The total fair value of restricted stock that vested during 2019, 2018 and 2017, was $118 million, $169 million and $60 million, respectively.

Compensation Expense and Tax Benefit

We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017, was $162 million, $186 million and $111 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our share-based payment arrangements for the years ended December 31, 2019, 2018 and 2017, was $39 million, $46 million and $28 million, respectively. At December 31, 2019, there was $190 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.6 years.

(13)    (Loss) Earnings Per Common Share
Basic and diluted (loss) earnings per common share for the years ended December 31, 2019, 2018 and 2017 were calculated as follows:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions, except per share amounts, shares in thousands)
Loss income (Numerator):
Net (loss) income	$(5,269)	(1,733)	1,389
Net (loss) income applicable to common stock for computing basic earnings per common share	(5,269)	(1,733)	1,389
Net (loss) income as adjusted for purposes of computing diluted earnings per common share	$(5,269)	(1,733)	1,389
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	1,088,730	1,078,409	635,576
Non-vested restricted stock	(17,289)	(12,543)	(7,768)
Weighted average shares outstanding for computing basic earnings per common share	1,071,441	1,065,866	627,808
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	10
Shares issuable under incentive compensation plans	—	—	875
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	1,071,441	1,065,866	628,693
Basic (loss) earnings per common share	$(4.92)	(1.63)	2.21
Diluted (loss) earnings per common share (1)	$(4.92)	(1.63)	2.21

_______________________________________________________________________________
(1) For the year ended December 31, 2019 and December 31, 2018, we excluded from the calculation of diluted loss per share 3.0 million shares and 4.6 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.
Our calculation of diluted (loss) earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 6.8 million, 2.7 million and 4.7 million for 2019, 2018 and 2017, respectively.

(14)    Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and long-term debt, excluding finance lease and other obligations. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2019		As of December 31, 2018
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance lease and other obligations	2	$34,472	35,737	35,260	32,915
Interest rate swap contracts (see Note 15)	2	51	51	—	—

(15) Derivative Financial Instruments

From time to time, CenturyLink, Inc. uses derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 7—Long-Term Debt and Credit Facilities of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in AOCI and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

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

We evaluate the effectiveness of all of our February 2019 and June 2019 hedges qualitatively on a quarterly basis and both qualified as effective hedge relationships at December 31, 2019.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at December 31, 2019 as follows (in millions):

	Liability Derivatives
	December 31, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$51

The amount of losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2019
Cash flow hedging contracts
Year Ended December 31, 2019	$51

Amounts currently included in AOCI will be reflected as earnings prior to the settlement of these cash flow hedging contracts in 2022. We estimate that $22 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of December 31, 2019) will be reflected as earnings within the next twelve months.

(16)    Income Taxes

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

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Income tax expense (benefit) was as follows:
Federal
Current	$7	(576)	82
Deferred	376	734	(988)
State
Current	15	(22)	21
Deferred	81	52	16
Foreign
Current	35	36	22
Deferred	(11)	(54)	(2)
Total income tax expense (benefit)	$503	170	(849)

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Income tax (benefit) expense was allocated as follows:
Income tax (benefit) expense in the consolidated statements of operations:
Attributable to income	$503	170	(849)
Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	—
Tax effect of the change in accumulated other comprehensive loss	(62)	(2)	81

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2019	2018	2017
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal income tax benefit	(1.6)%	(1.5)%	3.9%
Impairment of goodwill	(28.6)%	(36.6)%	—%
Change in liability for unrecognized tax position	(0.2)%	1.3%	1.0%
Tax reform	—%	(5.9)%	(209.8)%
Net foreign income taxes	(0.5)%	1.8%	(0.7)%
Foreign dividend paid to a domestic parent company	—%	—%	0.2%
Research and development credits	0.1%	0.9%	(1.4)%
Tax impact on sale of data centers and colocation business	—%	—%	5.0%
Tax benefit of net operating loss carryback	—%	9.1%	—%
Level 3 acquisition transaction costs	—%	—%	6.0%
Other, net	(0.8)%	(1.0)%	3.6%
Effective income tax rate	(10.6)%	(10.9)%	(157.2)%

The effective tax rates for the years ended December 31, 2019 and December 31, 2018 include a $1.4 billion and a $572 million unfavorable impact of non-deductible goodwill impairments, respectively. Additionally, the effective tax rate for the year ended December 31, 2018 reflects a $92 million unfavorable impact due to finalizing the impacts of tax reform. Partially offsetting these amounts is a $142 million benefit generated by a loss carryback to 2016. The effective tax rate for the year ended December 31, 2017 reflects the benefit of approximately $1.1 billion from the re-measurement of deferred taxes as noted above, a $27 million tax expense related to the sale of our colocation business and $32 million tax impact of non-deductible transaction costs related to the Level 3 acquisition.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$1,169	1,111
Net operating loss carryforwards	3,167	3,445
Other employee benefits	134	162
Other	577	553
Gross deferred tax assets	5,047	5,271
Less valuation allowance	(1,319)	(1,331)
Net deferred tax assets	3,728	3,940
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,489)	(3,011)
Goodwill and other intangible assets	(3,019)	(3,303)
Other	—	(23)
Gross deferred tax liabilities	(6,508)	(6,337)
Net deferred tax liability	$(2,780)	(2,397)

Of the $2.8 billion and $2.4 billion net deferred tax liability at December 31, 2019 and 2018, respectively, $2.9 billion and $2.5 billion is reflected as a long-term liability and $118 million and $131 million is reflected as a net noncurrent deferred tax asset at December 31, 2019 and 2018, respectively.

At December 31, 2019, we had federal NOLs of $6.2 billion, net of limitations of Section 382 of the Internal Revenue Code ("Section 382") and uncertain tax positions, for U.S. federal income tax purposes. If unused, the NOLs will expire between 2022 and 2037. The U.S. federal net operating loss carryforwards expire as follows:

Expiring	Amount
December 31,	(Dollars in millions)
2022	$177
2023	614
2024	1,403
2025	1,042
2026	1,525
2027	375
2028	637
2029	645
2030	668
2031	733
2032	348
2033	238
2037	2,973
NOLs per return	11,378
Uncertain tax positions	(5,183)
Financial NOLs	$6,195

At December 31, 2019 we had state net operating loss carryforwards of $18 billion (net of uncertain tax positions). We also had foreign NOL carryforwards of $6 billion. Our acquisitions of Level 3, Qwest and SAVVIS, Inc. caused "ownership changes" within the meaning of Section 382 for the acquired companies. As a result, our ability to use these NOLs and tax credits are subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2019, a valuation allowance of $1.3 billion was established as it is more likely than not that this amount of net operating loss, capital loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2019 and 2018 is primarily related to foreign and state NOL carryforwards. This valuation allowance decreased by $12 million during 2019, primarily due to the impact of foreign exchange rate adjustments and state law changes.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2019 and 2018 is as follows:

	2019	2018
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$1,587	40
Increase in tax positions of the current year netted against deferred tax assets	11	—
Increase in tax positions of prior periods netted against deferred tax assets	6	1,353
Decrease in tax positions of the current year netted against deferred tax assets	(49)	(15)
Decrease in tax positions of prior periods netted against deferred tax assets	(19)	—
Increase in tax positions taken in the current year	5	4
Increase in tax positions taken in the prior year	10	211
Decrease due to payments/settlements	(8)	(1)
Decrease from the lapse of statute of limitations	—	(2)
Decrease due to the reversal of tax positions taken in a prior year	(5)	(3)
Unrecognized tax benefits at end of year	$1,538	1,587

The total amount (including both interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $259 million and $256 million at December 31, 2019 and 2018, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $15 million and $17 million at December 31, 2019 and 2018, respectively.

We, or at least one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service and state and local taxing authorities reserve the right to audit any period where net operating loss carryforwards are available.

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $3 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(17)    Segment Information

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

At December 31, 2019, we had the following five reportable segments:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific;

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as public sector, which includes the U.S. Federal government, state and local governments and research and education institutions;

•	Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners; and

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Additionally, Universal Service Fund ("USF") federal and state support payments, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing including prior year rental income associated with the 2017 failed-sale-leaseback are reported in our consumer segment as regulatory revenue.

Product and Service Categories
We categorize our products and services revenue among the following four categories for our International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments:

•	IP and Data Services, which includes primarily VPN data networks, Ethernet, IP, content delivery and other ancillary services;

•
Transport and Infrastructure, which includes wavelengths, dark fiber, private line, colocation and data center services, including cloud, hosting and application management solutions, professional services and other ancillary services;

•	Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services, as well as VoIP services; and

•	IT and Managed Services, which includes information technology services and managed services, which may be purchased in conjunction with our other network services.
We categorize our products and services revenue among the following four categories for our Consumer segment:

•	Broadband, which includes high-speed, fiber based and lower speed DSL broadband services;

•	Voice, which includes local and long-distance services;

•
Regulatory Revenue, which consists of (i) CAF, USF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which includes retail video services (including our linear and TV services), professional services and other ancillary services.

The following tables summarize our segment results for 2019, 2018 and 2017 based on the segment categorization we were operating under at December 31, 2019.

	Year Ended December 31, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,676	2,763	1,184	1,377	—	7,000	—	7,000
Transport and Infrastructure	1,318	1,545	420	1,920	—	5,203	—	5,203
Voice and Collaboration	377	1,567	1,306	771	—	4,021	—	4,021
IT and Managed Services	225	258	46	6	—	535	—	535
Broadband	—	—	—	—	2,876	2,876	—	2,876
Voice	—	—	—	—	1,881	1,881	—	1,881
Regulatory	—	—	—	—	634	634	—	634
Other	—	—	—	—	251	251	—	251
Total Revenue	3,596	6,133	2,956	4,074	5,642	22,401	—	22,401
Expenses:
Cost of services and products	1,044	2,088	606	567	313	4,618	5,459	10,077
Selling, general and administrative	266	555	480	80	415	1,796	1,919	3,715
Less: share-based compensation	—	—	—	—	—	—	(162)	(162)
Total expense	1,310	2,643	1,086	647	728	6,414	7,216	13,630
Total adjusted EBITDA	$2,286	3,490	1,870	3,427	4,914	15,987	(7,216)	8,771

	Year Ended December 31, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,728	2,673	1,178	1,382	—	6,961	—	6,961
Transport and Infrastructure	1,276	1,550	471	2,136	—	5,433	—	5,433
Voice and Collaboration	387	1,607	1,443	872	—	4,309	—	4,309
IT and Managed Services	262	303	52	7	—	624	—	624
Broadband	—	—	—	—	2,822	2,822	—	2,822
Voice	—	—	—	—	2,173	2,173	—	2,173
Regulatory	—	—	—	—	729	729	—	729
Other	—	—	—	—	392	392	—	392
Total Revenue	3,653	6,133	3,144	4,397	6,116	23,443	—	23,443
Expenses:
Cost of services and products	1,056	2,038	614	645	500	4,853	6,009	10,862
Selling, general and administrative	256	573	517	86	511	1,943	2,222	4,165
Less: share-based compensation	—	—	—	—	—	—	(186)	(186)
Total expense	1,312	2,611	1,131	731	1,011	6,796	8,045	14,841
Total adjusted EBITDA	$2,341	3,522	2,013	3,666	5,105	16,647	(8,045)	8,602

	Year Ended December 31, 2017
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$528	1,515	634	916	—	3,593	1	3,594
Transport and Infrastructure	406	1,116	419	1,530	—	3,471	192	3,663
Voice and Collaboration	176	1,245	1,314	569	—	3,304	—	3,304
IT and Managed Services	272	310	51	11	—	644	—	644
Broadband	—	—	—	—	2,698	2,698	—	2,698
Voice	—	—	—	—	2,531	2,531	—	2,531
Regulatory	—	—	—	—	731	731	—	731
Other	—	—	—	—	491	491	—	491
Total Revenue	1,382	4,186	2,418	3,026	6,451	17,463	193	17,656
Expenses:
Cost of services and products	457	1,365	389	413	620	3,244	4,959	8,203
Selling, general and administrative	104	365	448	47	695	1,659	1,849	3,508
Less: share-based compensation	—	—	—	—	—	—	(111)	(111)
Total expense	561	1,730	837	460	1,315	4,903	6,697	11,600
Total adjusted EBITDA	$821	2,456	1,581	2,566	5,136	12,560	(6,504)	6,056

We recognize revenue in our consolidated statements of operations for certain USF surcharges and transaction taxes that we bill to our customers. Our consolidated statements of operations also reflect the offsetting expense for the amounts we remit to the government agencies. The USF surcharges are assigned to the products and services categories based on the underlying revenue. We also act as a collection agent for certain other USF and transaction taxes that we are required by government agencies to bill our customers, for which we do not record any revenue or expense because we only act as a pass-through agent.

The following table provides the amount of USF surcharges and transaction taxes:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
USF surcharges and transaction taxes	$1,002	952	601

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our CODM by segment:

•	Network expenses not incurred as a direct result of providing services and products to segment customers;

•	centrally managed expenses such as Operations, Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Operations and Other";

•	depreciation and amortization expense or impairments;

•	interest expense, because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments;

•	stock-based compensation; and

•	other income and expense items are not monitored as a part of our segment operations.
The following table reconciles total segment adjusted EBITDA to net (loss) income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Total segment adjusted EBITDA	$15,987	16,647	12,560
Depreciation and amortization	(4,829)	(5,120)	(3,936)
Goodwill impairment	(6,506)	(2,726)	—
Other operating expenses	(7,216)	(8,045)	(6,504)
Share-based compensation	(162)	(186)	(111)
Operating (loss) income	(2,726)	570	2,009
Total other expense, net	(2,040)	(2,133)	(1,469)
(Loss) income before income taxes	(4,766)	(1,563)	540
Income tax expense (benefit)	503	170	(849)
Net (loss) income	$(5,269)	(1,733)	1,389

We do not have any single customer that provides more than 10% of our consolidated total operating revenue.

The assets we hold outside of the U.S. represent less than 10% of our total assets. Revenue from sources outside of the U.S. is responsible for less than 10% of our total operating revenue.

(18)    Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2019
Operating revenue	$5,647	5,578	5,606	5,570	22,401
Operating (loss) income	(5,499)	976	950	847	(2,726)
Net (loss) income	(6,165)	371	302	223	(5,269)
Basic (loss) earnings per common share	(5.77)	0.35	0.28	0.21	(4.92)
Diluted (loss) earnings per common share	(5.77)	0.35	0.28	0.21	(4.92)
2018
Operating revenue	$5,945	5,902	5,818	5,778	23,443
Operating income (loss)	750	767	894	(1,841)	570
Net income (loss)	115	292	272	(2,412)	(1,733)
Basic earnings (loss) per common share	0.11	0.27	0.25	(2.26)	(1.63)
Diluted earnings (loss) per common share	0.11	0.27	0.25	(2.26)	(1.63)

During the first quarter of 2019, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $6.5 billion for goodwill, see Note 4—Goodwill, Customer Relationships and Other Intangible Assets for further details.

During the fourth quarter of 2018, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $2.7 billion for goodwill see Note 4—Goodwill, Customer Relationships and Other Intangible Assets for further details.

During the first quarter of 2018, we recognized $71 million of expenses related to our acquisition of Level 3 followed by acquisition-related expenses of $162 million, $43 million and $117 million in the second, third and fourth quarters of 2018, respectively. During 2019, we recognized expenses related to our acquisition of Level 3 of $34 million, $39 million, $38 million and $123 million in the first, second, third and fourth quarters of 2019, respectively.

(19)    Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2019 and December 31, 2018 aggregated to approximately $180 million and $123 million, respectively, and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Shareholder Class Action Suit

CenturyLink and certain CenturyLink board members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserts claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink shareholders as a result our acquisition of Level 3. It alleges that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief.

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

In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges. Final judgments have been entered in the consolidated lawsuits and the IXCs are pursuing an appeal. Separately, some of the defendants, including CenturyLink's LECs, have petitioned the FCC to address these issues on an industry-wide basis.

Our subsidiaries include both IXCs and LECs which respectively pay and assess significant amounts of the charges in question. The outcome of these disputes and lawsuits, as well as any related regulatory proceedings that could ensue, are currently not predictable.

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision will reduce our exposure in the case. In a June 2017 ruling in connection with another one of these pending cases, the circuit court made findings in a non-final ruling which, if not overturned or modified in light of the Missouri Supreme Court's decision, will result in a tax liability to us well in excess of the contingent liability we have established. In due course, we plan to appeal that decision. We continue to vigorously defend against these claims.

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

In June 2017, McLeod v. CenturyLink, a putative consumer class action, was filed against us in the U.S. District Court for the Central District of California alleging that we charged some of our retail customers for products and services they did not authorize. A number of other complaints asserting similar claims were filed in other federal and state courts. The lawsuits assert claims including fraud, unfair competition, and unjust enrichment. Also in June 2017, Craig. v. CenturyLink, Inc., et al., a putative securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that we failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed.

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

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, we have agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. We accrued for those amounts during the second quarter of 2019. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm claims to represent more than 22,000 potential class members. To the extent that a substantial number of class members, including many of the law firm’s alleged clients, meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, the Company could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

In July 2017, the Minnesota state attorney general filed State of Minnesota v. CenturyTel Broadband Services LLC, et al. in the Anoka County Minnesota District Court, alleging claims of fraud and deceptive trade practices relating to improper consumer sales practices.

We have engaged in discussions regarding potential resolutions of these claims with a number of state attorneys general, and have entered into agreements settling the Minnesota suit and certain of the consumer practices claims asserted by state attorneys general. While we do not agree with allegations raised in these matters, we have been willing to consider reasonable settlements where appropriate.

In 2019, we recorded a charge of approximately $71 million with respect to the above-described settlements and other consumer litigation related matters.

Locate Service Investigations

In June 2019, Minnesota and Arizona initiated investigations related to the timeliness of responses by certain of our vendors to requests for marking the location of underground telecommunications facilities. We and our subsidiaries are cooperating with the investigations.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure is $7 million at December 31, 2019.

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

We have filed objections to these assessments, arguing that the lease of assets and the provision of Internet access are not communication services subject to ICMS. The objections to the September 2002, December, 2004 and March 2009 assessments were rejected by the respective state administrative courts, and we have appealed those decisions to the judicial courts. In October 2012 and June 2014, we received favorable rulings from the lower court on the December 2004 and March 2009 assessments regarding equipment leasing, but those rulings are subject to appeal by the state. No ruling has been obtained with respect to the September 2002 assessment. The objections to the April and July 2009 and May 2012 assessments are still pending final administrative decisions. The July 2014 assessment was confirmed during the fourth quarter of 2014 at the first administrative level, and we appealed this decision to the second administrative level.

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of up to $37 million at December 31, 2019 in excess of the accruals established for these matters.

Qui Tam Action

Level 3 was notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the United States District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint and an amended complaint were filed under seal on November 26, 2013 and June 16, 2014, respectively. The court unsealed the complaints on October 26, 2017.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2020 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

Right-of-Way

At December 31, 2019, our future rental commitments for Right-of-Way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2020	$174
2021	75
2022	72
2023	63
2024	52
2025 and thereafter	464
Total future minimum payments	$900

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $766 million at December 31, 2019. Of this amount, we expect to purchase $247 million in 2020, $261 million in 2021 through 2022, $85 million in 2023 through 2024 and $173 million in 2025 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2019.

(20)    Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2019	2018
	(Dollars in millions)
Prepaid expenses	$274	307
Income tax receivable	35	82
Materials, supplies and inventory	105	120
Contract assets	42	52
Contract acquisition costs	178	167
Contract fulfillment costs	115	82
Other	59	108
Total other current assets	$808	918

Selected Current Liabilities

Current liabilities reflected in our consolidated balance sheets include accounts payable and other current liabilities as follows:

	As of December 31,
	2019	2018
	(Dollars in millions)
Accounts payable	$1,724	1,933
Other current liabilities:
Accrued rent	$75	45
Legal contingencies	88	30
Other	223	282
Total other current liabilities	$386	357

Included in accounts payable at December 31, 2019 and 2018, were (i) $106 million and $86 million, respectively, representing book overdrafts and (ii) $469 million and $434 million, respectively, associated with capital expenditures.

(21)    Labor Union Contracts

As of December 31, 2019, approximately 25% of our employees were members of various bargaining units represented by the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. There were no employees subject to collective bargaining agreements that expired prior to December 31, 2019. Approximately 9% of our represented employees are subject to collective bargaining agreements that are scheduled to expire in 2020.

(22)    Accumulated Other Comprehensive Loss

Information Relating to 2019

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2019:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2018	$(2,173)	(58)	(230)	—	(2,461)
Other comprehensive loss before reclassifications	(219)	(138)	2	(41)	(396)
Amounts reclassified from accumulated other comprehensive loss	163	12	—	2	177
Net current-period other comprehensive (loss) income	(56)	(126)	2	(39)	(219)
Balance at December 31, 2019	$(2,229)	(184)	(228)	(39)	(2,680)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2019:

Year Ended December 31, 2019	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amounts reclassified from accumulated other comprehensive loss(1)
Interest rate swap	$2	Interest expense
Net actuarial loss	224	Other income, net
Prior service cost	8	Other income, net
Total before tax	234
Income tax benefit	(57)	Income tax expense (benefit)
Net of tax	$177
________________________________________________________________________
(1)See Note 11—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

Information Relating to 2018

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2018:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2017	$(1,731)	(235)	(29)	(1,995)
Other comprehensive income (loss) before reclassifications	(195)	194	(201)	(202)
Amounts reclassified from accumulated other comprehensive loss	128	15	—	143
Net current-period other comprehensive income (loss)	(67)	209	(201)	(59)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	$(375)	(32)	—	(407)
Balance at December 31, 2018	$(2,173)	(58)	(230)	(2,461)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2018:

Year Ended December 31, 2018	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$178	Other income, net
Prior service cost	12	Other income, net
Total before tax	190
Income tax benefit	(47)	Income tax expense (benefit)
Net of tax	$143
________________________________________________________________________
(1)See Note 11—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(23)    Dividends

Our Board of Directors declared the following dividends payable in 2019 and 2018:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 21, 2019	12/2/2019	$0.250	$273	12/13/2019
August 22, 2019	9/2/2019	0.250	273	9/13/2019
May 23, 2019	6/3/2019	0.250	274	6/14/2019
March 1, 2019	3/12/2019	0.250	273	3/22/2019
November 14, 2018	11/26/2018	0.540	586	12/7/2018
August 21, 2018	8/31/2018	0.540	584	9/14/2018
May 23, 2018	6/4/2018	0.540	588	6/15/2018
February 21, 2018	3/5/2018	0.540	586	3/16/2018

The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On February 27, 2020, our Board of Directors declared a quarterly cash dividend of $0.25 per share.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2019, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Remediation Actions

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we (i) had two material weaknesses as of December 31, 2018 and (ii) promptly began implementing remediation plans in early 2019 to address both of those material weaknesses. During the second quarter of 2019, we remediated our material weakness related to the ineffective design and operation of process level internal controls over the fair value measurement of certain assets acquired and liabilities assumed from Level 3 in late 2017. Additionally, during the fourth quarter of 2019, we remediated our material weakness related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions. The measures taken to remediate the material weakness associated with revenue transactions are described in further detail in the “Changes in Internal Control Over Financial Reporting” section immediately below.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, we completed the design and implementation of new internal controls, and strengthened existing process level internal controls, in response to the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 related to the ineffective design and operation of certain process level internal controls over the existence and accuracy of revenue transactions, as described below:

•
We conducted a risk assessment to identify and assess changes needed to our financial reporting and process level controls related to the existence and accuracy of revenue transactions. Based on the results of that assessment, we designed, documented and implemented new process level internal controls and strengthened existing process level internal controls over the existence and accuracy of revenue transactions for areas in which we deemed there was a reasonable possibility of material misstatement of financial statement items related to revenue transactions.

•
We expanded the scope of our existing internal controls over revenue transactions to include “upstream” controls in the areas of contract quoting, order entry, provisioning, mediation, rating, and pricing, as well as the underlying applications that support these processes and internal controls.

•	We strengthened existing internal controls in our billing and revenue reporting processes to reduce the risk of failure in the effectiveness of upstream controls.

•
We completed an evaluation of the operating effectiveness of our newly-designed or strengthened internal controls over the existence and accuracy of revenue transactions, including an assessment of potential financial and reporting impacts, and concluded the deficiencies of such controls would not result in a reasonable possibility of material misstatement of financial statement items related to revenue transactions.

Based on these activities, management has concluded that these remediation activities have addressed the material weakness related to the existence and accuracy of revenue transactions and believes that the design and operation of these controls address the related risks of material misstatement to revenue and related financial statement line items and disclosures.

Other than the remediation efforts described above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2019. The effectiveness of our internal control over financial reporting at December 31, 2019 has been audited by KPMG LLP, as stated in their report. See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which is incorporated herein by reference.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2019. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	8,821,040	(1)	$—	(2)	18,784,622
Equity compensation plans not approved by shareholders(3)	3,424,930		28.04	(2)	—
Totals	12,245,970	(1)	$28.04	(2)	18,784,622
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

(3)
These amounts represent common shares to be issued upon exercise of options that were assumed in connection with certain acquisitions. This also includes restricted stock units outstanding under Legacy Level 3 Plan. In connection with our merger with Level 3, we also assumed certain awards then-outstanding under other predecessor plans of Level 3.

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
3.1
Composite Amended and Restated Articles of Incorporation of CenturyLink, Inc., as amended through May 22, 2019 (incorporated by reference to Exhibit 3.1 to CenturyLink, Inc.'s Quarterly Report on Form 10-Q (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2019).

3.2
Bylaws of CenturyLink, Inc., as amended and restated through August 24, 2017 (incorporated by reference to Exhibit 3.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on August 24, 2017).

4.1*	Description of CenturyLink, Inc.'s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.
4.2
Form of common stock certificate (incorporated by reference to Exhibit 4.10 to CenturyLink, Inc.'s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 2, 2012 (Registration No. 333-179888)).

4.3
Amended and Restated Section 382 Rights Agreement by and between CenturyLink, Inc. and Computershare Trust Company, N.A., dated as of May 9, 2019 (incorporated by reference to Appendix C set forth in CenturyLink's Schedule 14A (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2019).

4.4	Instruments relating to CenturyLink, Inc.'s Senior Secured Credit Facilities.
a.
Restatement Agreement, dated as of January 31, 2020, by and among CenturyLink, Inc., as Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the other lenders named therein (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on January 31, 2020).

b.
Amended and Restated Credit Agreement, dated as of January 31, 2020, by and among CenturyLink, Inc., as Borrower, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the other lenders, agents, arrangers and bookrunners named therein (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on January 31, 2020).

4.5	Instruments relating to CenturyLink, Inc.'s public senior debt.(1)
a.
Indenture, dated as of March 31, 1994, by and between Century Telephone Enterprises, Inc. (currently named CenturyLink, Inc.) and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.4(a) to CenturyLink's Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 24, 2015).

(i).
Form of 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-07784) filed with the Securities and Exchange Commission on March 18, 1996).

(ii).
Form of 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 001-07784) filed with the Securities and Exchange Commission on March 16, 1998).

b.
Fifth Supplemental Indenture, dated as of September 21, 2009, by and between CenturyTel, Inc. (currently named CenturyLink, Inc.) and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).

Exhibit Number	Description
(i).
Form of 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit A to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).

c.
Sixth Supplemental Indenture, dated as of June 16, 2011, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit 4.2 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).

(i).
Form of 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to Exhibit A to Exhibit 4.2 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 16, 2011).

d.
Seventh Supplemental Indenture, dated as of March 12, 2012, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.80% Senior Notes, Series T, due 2022 and 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit 4.1 to CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).

(i).
Form of 5.80% Senior Notes, Series T, due 2022 and 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit A to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).

e.
Eighth Supplemental Indenture, dated as of March 21, 2013, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.625% Senior Notes, Series V, due 2020 (incorporated by reference to Exhibit 4.1 to CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 21, 2013).

(i).
Form of 5.625% Senior Notes, Series V, due 2020 (incorporated by reference to Exhibit A to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 21, 2013).

f.
Ninth Supplemental Indenture, dated as of November 27, 2013, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 6.75% Senior Notes, Series W, due 2023 (incorporated by reference to Exhibit 4.1 to CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 27, 2013).

(i).
Form of 6.75% Senior Notes, Series W, due 2023 (incorporated by reference to Exhibit A to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 27, 2013).

g.
Tenth Supplemental Indenture, dated as of March 19, 2015, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit 4.2 to CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

(i).
Form of 5.625% Senior Notes, Series X, due 2025 (incorporated by reference to Exhibit A to Exhibit 4.2 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 19, 2015).

h.
Eleventh Supplemental Indenture, dated as of April 6, 2016, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit 4.2 to CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

(i).
Form of 7.5% Senior Notes, Series Y, due 2024 (incorporated by reference to Exhibit A to Exhibit 4.2 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on April 6, 2016).

Exhibit Number	Description
i.
Indenture, dated December 16, 2019, between CenturyLink, Inc. and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on December 16, 2019).

(i).
First Supplemental Indenture, dated December 16, 2019, between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink’s 5.125% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on December 16, 2019).

j.
Indenture, dated January 24, 2020, between CenturyLink, Inc. and Wells Fargo Bank, National Association, as Trustee and Notes Collateral Agent, designating and outlining the terms and conditions of CenturyLink’s 4.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on January 24, 2020).

4.6	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.(1)
a.
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.2 to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).

(i).
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).

b.
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.5(b) to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).

(i).
First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago (incorporated by reference to Exhibit 4.3 to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).

c.
Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding, Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and The First National Bank of Chicago, as trustee (incorporated by reference to Exhibit 4(a) to U S WEST, Inc.'s Current Report on Form 8-K (File No. 001-14087) filed with the Securities and Exchange Commission on November 18, 1998).

(i).
First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc. (currently named Qwest Capital Funding, Inc.), U S WEST, Inc. (predecessor to Qwest Communications International Inc.) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.10 to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 001-15577) filed with the Securities and Exchange Commission on August 11, 2000).

d.
Indenture, dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4(b) to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 001-03040) filed with the Securities and Exchange Commission on March 3, 2000).

Exhibit Number	Description
(i).
Ninth Supplemental Indenture, dated as of October 4, 2011, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.75% Notes due 2021 (incorporated by reference to Exhibit 4.1 to Qwest Corporation's Current Report on Form 8-K (File No. 001-03040) filed with the Securities and Exchange Commission on October 4, 2011).

(ii).
Twelfth Supplemental Indenture, dated as of May 23, 2013, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.125% Notes due 2053 (incorporated by reference to Exhibit 4.13 to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on May 22, 2013).

(iii).
Thirteenth Supplemental Indenture, dated as of September 29, 2014, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.875% Notes due 2054 (incorporated by reference to Exhibit 4.14 to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 26, 2014).

(iv).
Fourteenth Supplemental Indenture, dated as of September 21, 2015, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.625% Notes due 2054 (incorporated by reference to Exhibit 4.15 to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on September 21, 2015).

(v).
Fifteenth Supplemental Indenture, dated as of January 29, 2016, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 7.000% Notes due 2056 (incorporated by reference to Exhibit 4.16 to Qwest Corporation's Form 8-A (File No. 001-03040) filed with the Securities and Exchange Commission on January 29, 2016).

(vi).
Sixteenth Supplemental Indenture, dated as of August 22, 2016, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest 6.500% Notes due 2056 (incorporated by reference to Exhibit 4.17 to Qwest Corporation's Form 8-A (File No. 001-03040) filed with Securities and Exchange Commission on August 22, 2016).

(vii).
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.750% Notes due 2057 (incorporated by reference to Exhibit 4.18 to Qwest Corporation’s Form 8-A (File No. 03040) filed with the Securities and Exchange Commission on April 27, 2017.

e.
Credit Agreement, dated as of February 20, 2015, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.5 to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-03040) filed with the Securities and Exchange Commission on February 27, 2015).

4.7	Instruments relating to indebtedness of Embarq Corporation.(1)
a.
Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to Embarq Corporation's Current Report on Form 8-K (File No. 001-32732) filed with the Securities and Exchange Commission on May 18, 2006).

b.
7.995% Global Note due 2036 of Embarq Corporation (incorporated by reference to Exhibit 4.4 to Embarq Corporation's Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 001-32372) filed with the Securities and Exchange Commission on March 9, 2007).

4.8	Instruments relating to indebtedness of Level 3 Communications, Inc. and its subsidiaries.(1)
a.
Indenture, dated as of August 12, 2014, by and between Level 3 Escrow II, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, designating and outlining the terms and conditions of Level 3 Escrow II, Inc.'s 5.375% Senior Notes due 2022 of Level 3 Escrow II, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on August 14, 2014).

Exhibit Number	Description
(i).
Securities Assumption Supplemental Indenture, dated as of October 31, 2014, by and between Level 3 Escrow II, Inc., Level 3 Financing, Inc., Level 3 Communications, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s unconditional assumption of all of Level 3 Escrow II, Inc.’s obligations under the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 5, 2014).

(ii).
Supplemental Indenture, dated as of October 31, 2013, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2022 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 5, 2014).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of August 12, 2014, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

(iv).
Supplemental Indenture, dated as of November 22, 2016, among Level 3 Communications, LLC as guarantor, Level 3 Communications, Inc., as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of August 12, 2014, designating and outlining the terms and conditions of Level 3 Financing Inc.'s 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.6 to Level 3 Communications, Inc.'s Current Report on Form 8-K (file no. 001-35134) dated November 28, 2016).

b.
Indenture, dated as of January 29, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on January 30, 2015).

(i).
Supplemental Indenture, dated as of June 3, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.625% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on June 4, 2015).

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
(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of January 29, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

(iv).
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of January 29, 2015 designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.625% Senior Notes due 2023 (incorporated by reference to Exhibit 4.5 to Level 3 Communications, Inc.'s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

c.
Indenture, dated as of April 28, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on April 30, 2015).

(i).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(ii).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.125% Senior Notes due 2023 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.3 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

(iv).
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to Level 3 Communications, Inc.'s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

d.
Indenture, dated as of April 28, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on April 30, 2015).

Exhibit Number	Description
(i).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(ii).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.4 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

(iv).
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (file no. 001-35134) dated November 1, 2017).

e.
Indenture, dated as of November 13, 2015, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 13, 2015).

(i).
Supplemental Indenture, dated as of February 8, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on February 8, 2016).

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
(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 13, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

(iv).
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of November 13, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.375% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.'s Current Report on Form 8-K (file no. 001-35134) filed with the Securities and Exchange Commission on November 1, 2017).

f.
Indenture, dated as of March 22, 2016, by and between Level 3 Communications, Inc., as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 22, 2016).

(i).
Supplemental Indenture, dated as of September 16, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unconditioned, unsecured guarantee of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 16, 2016).

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

(iii).
Supplemental Indenture, dated as of November 22, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 28, 2016).

(iv).
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of March 22, 2016, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.25% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.'s Current Report on Form 8-K (file no. 001-35134) filed with the Securities and Exchange Commission on November 1, 2017).

g.
Indenture, dated as of September 25, 2019, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and the Bank of New York Mellon Trust Company, N,A., as Trustee, relating to the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 99.1 to Level 3 Parent, LLC's Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 26, 2019).

Exhibit Number	Description
h.
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N,A., as Trustee and Notes Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 3.400% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 10.2 to Level 3 Parent, LLC’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on December 4, 2019).

i.
Indenture, dated as of November 29, 2019, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N,A., as Trustee and Notes Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 3.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 10.3 to Level 3 Parent, LLC’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on December 4, 2019).

j.
Thirteenth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 29, 2019, by and between Level 3 Parent, LLC, Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to Level 3 Parent, LLC’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on December 4, 2019).

4.9	Certain intercompany debt instruments.
a.
Revolving Promissory Note, dated as of April 2, 2012 pursuant to which Embarq Corporation may borrow from an affiliate of CenturyLink, Inc. up to $2.5 billion on a revolving basis (incorporated by reference to Exhibit 4.7(a) to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2012),  as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Corporation and an affiliate of CenturyLink, Inc (incorporated by reference to Exhibit 4.9(a) to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-00784) filed with the Securities and Exchange Commission on March 11, 2019).

b.
Revolving Promissory Note, dated as of April 18, 2012, pursuant to which Qwest Corporation may borrow from an affiliate of CenturyLink, Inc. up to $1.0 billion on a revolving basis (incorporated by reference to Exhibit 4.7(b) of CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Corporation and an affiliate of CenturyLink, Inc (incorporated by reference to Exhibit 4.9(b) to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-00784) filed with the Securities and Exchange Commission on March 11, 2019).

c.
Revolving Promissory Note, dated as of September 27, 2012, pursuant to which Qwest Communications International, Inc. may borrow from an affiliate of CenturyLink, Inc. up to $3.0 billion on a revolving basis (incorporated by reference to Exhibit 4.8 of Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (File No. 001-15577) filed with the Securities and Exchange Commission on November 13, 2012), as amended and restated by the Amended and Restated Revolving Promissory Note, dated as of September 30, 2017, by and between Qwest Corporation and an affiliate of CenturyLink, Inc (incorporated by reference to Exhibit 4.9(c) to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-00784) filed with the Securities and Exchange Commission on March 11, 2019).

10.1+
CenturyLink 2011 Equity Incentive Plan, as amended through May 18, 2016 (incorporated by reference to Appendix A of CenturyLink, Inc.'s Proxy Statement dated April 1, 2016 as filed with the Securities and Exchange Commission on Schedule 14A (File No. 001-07784).

(i).
Form of Restricted Stock Agreement for executive officers used for annual recurring grants since May 2013 (incorporated by reference to Exhibit 10.2(i) (iii) to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013).

Exhibit Number	Description
(ii).
Form of Restricted Stock Agreement for annual time-based equity grants to certain executive officers in 2018 (not including Jeffrey K. Storey) (incorporated by reference to Exhibit 10.1(v) to CenturyLink. Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-07784) filed with the SEC on March 11, 2019).

(iii).
Form of Restricted Stock Agreement for annual performance-based equity grants to certain executive officers in 2018 (not including Jeffrey K. Storey) (incorporated by reference to Exhibit 10.1(vi) to CenturyLink. Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-07784) filed with the SEC on March 11, 2019).

10.2+
CenturyLink 2018 Equity Incentive Plan (incorporated by reference to Appendix A to CenturyLink, Inc.’s Proxy Statement dated April 9, 2018, as filed with the Securities and Exchange Commission on Schedule 14A (File No. 001-07784)).

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

10.3+
Supplemental Dollars & Sense Plan, 2014 Restatement, effective January 1, 2014 (incorporated by reference to Exhibit 10.3 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-07784) filed with the Securities and Exchange Commission on March 11, 2019).

10.4+
Supplemental Defined Benefit Pension Plan, effective as of January 1, 2012 (incorporated by reference to Exhibit 10.5 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).

10.5+
2015 Executive Officer Short-Term Incentive Program (incorporated by reference to Appendix A to CenturyLink's Proxy Statement dated April 3, 2015, as filed with the Securities and Exchange Commission on Form 14A (File No. 001-07784)).

Exhibit Number	Description
10.6+
Key Employee Incentive Compensation Plan, dated as of January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 001-07784) filed with the Securities and Exchange Commission on March 18, 1996) and amendment thereto dated as of November 21, 1996 (incorporated by reference to Exhibit 10.1(f) to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 001-07784) filed with the Securities and Exchange Commission on March 17, 1997), amendment thereto dated as of February 25, 1997 (incorporated by reference to Exhibit 10.2 to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 001-07784) filed with the Securities and Exchange Commission on May 8, 1997), amendment thereto dated as of April 25, 2001 (incorporated by reference to Exhibit 10.2 to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2001 (File No. 001-07784) filed with the Securities and Exchange Commission on May 15, 2001), amendment thereto dated as of April 17, 2000 (incorporated by reference to Exhibit 10.3(a) to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-07784) filed with the Securities and Exchange Commission on March 15, 2002) and amendment thereto dated as of February 27, 2007 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2007 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2007).

10.7+
Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its directors as of February 24, 2016 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2016).

10.8+
Form of Indemnification Agreement entered into between CenturyLink, Inc. and each of its officers as of February 24, 2016 (incorporated by reference to Exhibit 10.2 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 29, 2016).

10.9+
Change of Control Agreement, by and between Jeffrey K. Storey and CenturyLink, Inc. (incorporated by reference to Exhibit 10.9 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-07784) filed with the SEC on March 11, 2019).

10.10+
Form of Change of Control Agreement, effective January 1, 2011 between CenturyLink, Inc. and each of its other executive officers (incorporated by reference to Exhibit 10.12 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.11+
Amended and Restated CenturyLink Executive Severance Plan, effective October 10, 2017 (including, as Exhibit E thereto, the Legacy Level 3 Key Executive Severance Plan, as assumed by CenturyLink, Inc. effective November 1, 2017 (covering certain Legacy Level 3 employees through October 31,2019))(incorporated by reference to Exhibit 10.12 to CenturyLink. Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-07784) filed with the SEC on March 11, 2019).

10.12+
Amended and Restated CenturyLink, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008 (incorporated by reference to Exhibit 10.4 to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2008 (File No. 001-07784) filed with the Securities and Exchange Commission on May 7, 2008) and First Amendment thereto (incorporated by reference to Exhibit 10.13 to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2010).

10.13+
Offer letter between CenturyLink, Inc. and Jeffrey K. Storey, effective May 23, 2018 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784), filed with the SEC on May 25, 2018, which amended, restated and superseded the offer letter between CenturyLink, Inc. and Jeffrey K. Storey, effective April 27, 2017 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017).

10.14+
Offer letter between CenturyLink, Inc. and Indraneel Dev, effective November 6, 2018 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the SEC on November 7, 2018).

Exhibit Number	Description
10.15+
Legacy Qwest Deferred Compensation Plan for Nonemployee Directors, as amended and restated, Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.2 to Qwest Communications International Inc.'s Current Report on Form 8-K (File No. 001-15577) filed with the Securities and Exchange Commission on December 16, 2005 and Exhibit 10.8 to Qwest Communication International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2008 (File No. 001-15577) filed with the Securities and Exchange Commission on October 29, 2008) and Amendment No. 2011-1 to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.15(c) to CenturyLink, Inc.'s Annual Report for the year ended December 31, 2011 (File No. 001-07784) filed with the Securities and Exchange Commission on February 28, 2012).

10.16+
Level 3 Communications, Inc. Stock Incentive Plan, as amended and restated through October 31, 2017 (incorporated by reference to Exhibit 10.3 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017)

10.17
Shareholder Rights Agreement, dated as of October 31, 2016, by and between CenturyLink, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 10.2 to CenturyLink’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 3, 2016); as amended by the Assignment and Assumption Agreement, dated as of February 5, 2018, by and among STT Crossing Ltd., Everitt Investments Pte.Ltd., Aranda Investments Pte.Ltd., and CenturyLink, Inc. (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to a statement of beneficial ownership of common shares of CenturyLink, Inc. on Schedule 13D filed with the SEC by Singapore Technologies Telemedia Pte. Ltd. on February 7, 2018)

21*	Subsidiaries of CenturyLink, Inc.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the annual report on Form 10-K of CenturyLink, Inc. for the period ended December 31, 2019, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.

*	Exhibit filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.
_______________________________________________________________________________

(1)
Certain of the items in Sections 4.5, 4.6, 4.7 and 4.8 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with applicable rules of the SEC, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: February 28, 2020	By:	/s/ Eric J. Mortensen
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

/s/ Jeff K. Storey	Chief Executive Officer and Director	February 28, 2020
Jeff K. Storey
/s/ Harvey Perry	Chairman of the Board	February 28, 2020
Harvey Perry
/s/ W. Bruce Hanks	Vice Chairman of the Board	February 28, 2020
W. Bruce Hanks
/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer	February 28, 2020
Indraneel Dev
/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer)	February 28, 2020
Eric J. Mortensen
/s/ Martha H. Bejar	Director	February 28, 2020
Martha H. Bejar
/s/ Virginia Boulet	Director	February 28, 2020
Virginia Boulet
/s/ Peter C. Brown	Director	February 28, 2020
Peter C. Brown
/s/ Kevin P. Chilton	Director	February 28, 2020
Kevin P. Chilton
/s/ Steven T. Clontz	Director	February 28, 2020
Steven T. Clontz
/s/ T. Michael Glenn	Director	February 28, 2020
T. Michael Glenn
/s/ Hal Jones	Director	February 28, 2020
Hal Jones
/s/ Mary L. Landrieu	Director	February 28, 2020
Mary L. Landrieu

/s/ Glen F. Post, III	Director	February 28, 2020
Glen F. Post, III
/s/ Michael J. Roberts	Director	February 28, 2020
Michael J. Roberts
/s/ Laurie A. Siegel	Director	February 28, 2020
Laurie A. Siegel