Form 10-Q
period 2020-03-31
CENTURYLINK, INC
filed 2020-05-07
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On May 4, 2020, there were 1,097,502,122 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•	statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, operations, cash flows or financial position;

•	forecasts of our anticipated future results of operations, cash flows or financial position;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•
uncertainties due to events outside of our control regarding the impact that COVID-19 health and economic disruptions will have on our business, operations, employees, customers, suppliers, distribution channels, controls, regulatory environment, access to capital, operating or capital plans and corporate initiatives, and ultimately on our financial performance, financial position and cash flows;

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

•
possible changes in the demand for our products and services, including increased demand for high-speed data transmission services over the past few years and more recent changes that could result from disruptions caused by the COVID-19 pandemic;

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

•
changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•	our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•
the negative impact of increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations or disruptions caused by the COVID-19 pandemic;

•	the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•	adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•	our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•	our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•
our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•	our ability to use our net operating loss carryforwards in the amounts projected;

•	any adverse developments in legal or regulatory proceedings involving us;

•	changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•	the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•	the effects of adverse weather, terrorism epidemics, pandemics or other natural or man-made disasters;

•	the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•
the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•	other risks set forth or referenced in "Risk Factors" in Item 1A of Part II of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUE (1)	$5,228	5,427
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization) (1)	2,235	2,300
Selling, general and administrative	853	932
Depreciation and amortization	1,160	1,188
Goodwill impairment	—	6,506
Total operating expenses (1)	4,248	10,926
OPERATING INCOME (LOSS)	980	(5,499)
OTHER (EXPENSE) INCOME
Interest expense	(449)	(523)
Other loss, net	(98)	(5)
Total other expense, net	(547)	(528)
INCOME (LOSS) BEFORE INCOME TAXES	433	(6,027)
Income tax expense	119	138
NET INCOME (LOSS)	$314	(6,165)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.29	(5.77)
DILUTED	$0.29	(5.77)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,075,459	1,068,878
DILUTED	1,081,754	1,068,878
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$314	(6,165)
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of ($12) and ($14) tax	38	43
Change in net prior service credit, net of $- and ($1) tax	1	1
Reclassification of realized loss on interest rate swap to net income	5	—
Unrealized holding loss on interest rate swaps, net of $26 and $6 tax	(80)	(17)
Foreign currency translation adjustment and other net of $23 and ($1) tax	(239)	5
Other comprehensive (loss) income	(275)	32
COMPREHENSIVE INCOME (LOSS)	$39	(6,133)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,564	1,690
Restricted cash - current	3	3
Accounts receivable, less allowance of $99 and $106	2,175	2,259
Assets held for sale	7	8
Other	941	808
Total current assets	4,690	4,768
Property, plant and equipment, net of accumulated depreciation of $29,814 and $29,346	25,956	26,079
GOODWILL AND OTHER ASSETS
Goodwill	21,473	21,534
Operating lease assets	1,667	1,686
Restricted cash	24	24
Customer relationships, net	7,245	7,596
Other intangible assets, net	1,981	1,971
Other, net	1,020	1,084
Total goodwill and other assets	33,410	33,895
TOTAL ASSETS	$64,056	64,742
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,129	2,300
Accounts payable	1,581	1,724
Accrued expenses and other liabilities
Salaries and benefits	729	1,037
Income and other taxes	354	311
Current operating lease liabilities	416	416
Interest	337	280
Other	369	386
Current portion of deferred revenue	788	804
Total current liabilities	5,703	7,258
LONG-TERM DEBT	33,481	32,394
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,957	2,918
Benefit plan obligations, net	4,516	4,594
Noncurrent operating lease liabilities	1,316	1,342
Other	2,792	2,766
Total deferred credits and other liabilities	11,581	11,620
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,097,711 and 1,090,058 shares	1,098	1,090
Additional paid-in capital	21,634	21,874
Accumulated other comprehensive loss	(2,955)	(2,680)
Accumulated deficit	(6,486)	(6,814)
Total stockholders' equity	13,291	13,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,056	64,742

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$314	(6,165)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,160	1,188
Impairment of goodwill and other assets	2	6,508
Deferred income taxes	105	126
Provision for uncollectible accounts	35	46
Net loss (gain) on early retirement of debt	79	(9)
Share-based compensation	69	33
Changes in current assets and liabilities:
Accounts receivable	60	5
Accounts payable	(115)	(239)
Accrued income and other taxes	(16)	45
Other current assets and liabilities, net	(366)	(336)
Retirement benefits	(25)	(14)
Changes in other noncurrent assets and liabilities, net	(14)	(4)
Other, net	11	(2)
Net cash provided by operating activities	1,299	1,182
INVESTING ACTIVITIES
Capital expenditures	(974)	(931)
Proceeds from sale of property, plant and equipment and other assets	35	25
Net cash used in investing activities	(939)	(906)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,237	—
Payments of long-term debt	(2,488)	(153)
Net proceeds from revolving line of credit	1,125	145
Dividends paid	(291)	(285)
Other, net	(69)	(27)
Net cash used in financing activities	(486)	(320)
Net decrease in cash, cash equivalents and restricted cash	(126)	(44)
Cash, cash equivalents and restricted cash at beginning of period	1,717	518
Cash, cash equivalents and restricted cash at end of period	$1,591	474
Supplemental cash flow information:
Income taxes paid, net	$(6)	(7)
Interest paid (net of capitalized interest of $23 and $15)	$(383)	(480)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,564	441
Restricted cash - current	3	3
Restricted cash - noncurrent	24	30
Total	$1,591	474

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,090	1,080
Issuance of common stock through dividend reinvestment, incentive and benefit plans	8	10
Balance at end of period	1,098	1,090
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	21,874	22,852
Shares withheld to satisfy tax withholdings	(33)	(26)
Share-based compensation and other, net	79	34
Dividends declared	(286)	(285)
Balance at end of period	21,634	22,575
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,680)	(2,461)
Other comprehensive (loss) income	(275)	32
Balance at end of period	(2,955)	(2,429)
ACCUMULATED DEFICIT
Balance at beginning of period	(6,814)	(1,643)
Net income (loss)	314	(6,165)
Cumulative effect of adoption of ASU 2016-02, Leases, net $37 tax	—	96
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net of $2 tax	9	—
Other	5	—
Balance at end of period	(6,486)	(7,712)
TOTAL STOCKHOLDERS' EQUITY	$13,291	13,524
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, unless the context otherwise requires and except in Note 5—Long-Term Debt and Credit Facilities, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., which we acquired on November 1, 2017.

(1)     Background

General

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our residential and business customers. Our specific products and services are detailed in Note 11—Segment Information

Basis of Presentation

Our consolidated balance sheet as of December 31, 2019, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other loss, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other, net, financing activities.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses in our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income (loss) for any period.

There were no book overdrafts included in accounts payable at March 31, 2020. Included in accounts payable at December 31, 2019 was $106 million representing book overdrafts.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II Item 8 of our annual report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statement of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. This change in accounting policy was applied retrospectively and decreased both operating revenue and cost of services and products by $215 million and $220 million for the quarters ended March 31, 2020 and March 31, 2019, respectively. The change had no impact on operating income (loss), net income (loss), or earnings (loss) per share in the consolidated statements of operations.
We changed our policy to present such taxes on the net basis and believe the new policy is preferable because of the historical and potential future regulatory rate changes outside of our control resulting in significant variability in tax and fee revenue that are not indicative of our operating performance. We believe the net presentation provides the most useful and transparent financial information and improves comparability and consistency of financial results.
Operating Lease Income

CenturyLink leases various IRUs, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2020 and 2019 our gross rental income was $333 million and $199 million, respectively, which represents approximately 6% and 4%, respectively, of our operating revenue for the three months ended March 31, 2020 and 2019, respectively.

Recently Adopted Accounting Pronouncements

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

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact the adoption will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. We are evaluating the optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued and the related impact on our consolidated financial statements.

(2)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$21,473	21,534
Customer relationships, less accumulated amortization of $10,114 and $9,809	$7,245	7,596
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Capitalized software, less accumulated amortization of $3,031 and $2,957	$1,617	1,599
Trade names and patents, less accumulated amortization of $98 and $91	95	103
Total other intangible assets, net	$1,981	1,971

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

During the first quarter of 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that our fair values of our reporting units were less than their carrying values as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause our reporting unit fair values to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2019 through March 31, 2020:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2019	$2,670	4,738	3,259	3,813	7,054	21,534
Effect of foreign currency exchange rate change and other	(61)	—	—	—	—	(61)
As of March 31, 2020	$2,609	4,738	3,259	3,813	7,054	21,473

Total amortization expense for intangible assets for the three months ended March 31, 2020 and 2019 totaled $431 million and $429 million, respectively. As of March 31, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $43.9 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining nine months)	$1,269
2021	1,226
2022	999
2023	916
2024	851

(3)     Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Total revenue (1)	$5,228	5,427
Adjustments for non-ASC 606 revenue (2)	(481)	(358)
Total revenue from contracts with customers	$4,747	5,069
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
(2) Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements, none of which are within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables(1)	$2,110	2,194
Contract assets	125	130
Contract liabilities	943	1,028
______________________________________________________________________
(1) Gross customer receivables of $2.2 billion and $2.3 billion, net of allowance for doubtful accounts of $85 million and $94 million, at March 31, 2020 and December 31, 2019, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet. During the three months ended March 31, 2020 and March 31, 2019, we recognized $495 million and $490 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of March 31, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with customer contracts that are unsatisfied (or partially satisfied) is approximately $5.7 billion. We expect to recognize approximately 90% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$326	221	322	187
Costs incurred	49	36	57	34
Amortization	(55)	(37)	(50)	(23)
End of period balance	$320	220	329	198

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

(4) Credit Losses on Financial Instruments
In accordance with ASC 326, "Financial Instruments - Credit Losses" ("ASC 326") we aggregate financial assets with similar risk characteristics such that expected credit losses reflect the credit quality or deterioration over the life of the asset. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

In developing our accounts receivable portfolio, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns. We grouped assets from our International and Global Accounts, Enterprise, Small and Medium Business and Wholesale segments into the Business portfolio in the below table.

Prior to the adoption of the new credit loss standard, the allowance for doubtful accounts receivable reflected our best estimate of probable losses inherent in our receivable portfolio determined based on historical experience, specific allowances for known troubled accounts, and other currently available evidence.

We implemented the new standard, using a loss rate method to estimate our allowance for credit losses. Our current expected credit loss rate begins with the use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate, which as noted below has increased due to an increase in historic loss experience and weakening economic forecasts. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general, including impacts of COVID-19, differ from those currently anticipated, we may have to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecast economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customer’s actual default in the future.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

(Dollars in millions)	Business	Consumer	Total
Beginning balance at January 1, 2020 (1)	$58	37	95
Current Period provision for expected losses	18	17	35
Write-offs charged against the allowance	(19)	(24)	(43)
Recoveries collected	6	7	13
Foreign currency exchange rate change adjustment	(1)	—	(1)
Ending Balance at March 31, 2020	$62	37	99
______________________________________________________________________

(1)	The beginning balance includes the cumulative effect of the adoption of new credit loss standard

For the three months ended March 31, 2020, our allowance for credit losses for our business and consumer accounts receivable portfolio increased due to an increase in historical loss experience and weakening economic forecasts, partially offset by foreign currency exchange rate change.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	March 31, 2020	December 31, 2019
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
2017 Revolving Credit Facility (3)	2.889%	2025	$1,375	250
Term Loan A (3)(4)	LIBOR + 2.00%	2025	1,152	1,536
Term Loan A-1 (3)(4)	LIBOR + 2.00%	2025	329	333
Term Loan B (3)(5)	LIBOR + 2.25%	2027	4,987	5,880
Senior note	4.000%	2027	1,250	—
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan (6)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.125% - 7.650%	2020 - 2042	8,618	8,696
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	4.625% - 5.625%	2022 - 2027	5,515	5,515
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	4,856	5,956
Term Loan (7)	LIBOR + 2.00%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	352
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,437	1,450
Finance lease and other obligations	Various	Various	205	222
Unamortized discounts, net			(45)	(52)
Unamortized debt issuance costs			(270)	(293)
Total long-term debt			34,610	34,694
Less current maturities (8)			(1,129)	(2,300)
Long-term debt, excluding current maturities			$33,481	32,394
______________________________________________________________________

(1)	As of March 31, 2020.

(2)
See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain parent or subsidiary guarantees and liens securing this debt.

(3)
CenturyLink's credit agreement was amended as noted below, extending the maturity date of its (a) Term Loan A, Term Loan A-1 and Revolving Credit Facilities from 2022 to 2025 and (b) Term Loan B from 2025 to 2027.

(4)	Term Loans A and A-1 had interest rates of 2.989% and 4.549% as of March 31, 2020 and December 31, 2019, respectively.

(5)	Term Loan B had interest rates of 3.239% and 4.549% as of March 31, 2020 and December 31, 2019, respectively.

(6)	The Tranche B 2027 Term Loan had an interest rate of 2.739% as of March 31, 2020 and 3.549% as of December 31, 2019, respectively.

(7)	Qwest Corporation Term Loan had an interest rate of 2.990% as of March 31, 2020 and 3.800% as of December 31, 2019, respectively.

(8)	See "Subsequent Event" for further details on the April 1, 2020 redemption of $973 million of senior unsecured notes.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years as of March 31, 2020:

(Dollars in millions)
2020 (remaining nine months) (1)	$1,094
2021	2,419
2022	2,377
2023	2,160
2024	2,037
2024 and thereafter	24,838
Total long-term debt	$34,925
______________________________________________________________________

(1)	See "—Subsequent Events" below.

Amended and Restated Credit Agreement

On January 31, 2020, CenturyLink, Inc. amended and restated its credit agreement dated June 19, 2017 (as so amended and restated, the “Amended Credit Agreement”). Coupled with CenturyLink’s prepayment on January 24, 2020 of $1.25 billion of indebtedness outstanding under its Term Loan B facility (using principally the net proceeds from its below-described sale the same day of $1.25 billion of its 4.000% Senior Secured Notes due 2027), the Amended Credit Agreement currently provides for approximately $8.699 billion in senior secured credit facilities, consisting of an approximately $1.166 billion Term Loan A credit facility, a $333 million Term Loan A-1 credit facility, a $5.0 billion Term Loan B credit facility and a $2.2 billion revolving credit facility (collectively, the “Amended Senior Secured Credit Facilities”).

The Amended Credit Agreement, among other things, (i) extended the maturity date of (a) the Term Loan A, Term Loan A-1 and Revolving Credit facilities from November 1, 2022 to January 31, 2025 and (b) the Term Loan B facility from January 31, 2025 to March 15, 2027, and (ii) lowered the interest rate applicable to loans made under each of the Amended Senior Secured Credit Facilities. As so amended, (i) loans under the Term Loan A, Term Loan A-1 and Revolving Credit facilities will bear interest at a rate equal to, at CenturyLink’s option, the Eurodollar rate or the alternative base rate (each as defined in the Amended Credit Agreement) plus an applicable margin between 1.50% to 2.25% per annum for Eurodollar loans and 0.50% to 1.25% per annum for alternative base rate loans, depending on CenturyLink’s then current total leverage ratio, and (ii) loans under the Term Loan B facility will bear interest at the rate equal to, at CenturyLink’s option, the Eurodollar rate plus 2.25% per annum or the alternative base rate plus 1.25% per annum. The subsidiary guarantor and collateral provisions and the financial covenants contained in the Amended Credit Agreement are unchanged from the credit agreement dated June 19, 2017.

These January 2020 transactions resulted in an aggregate net loss of $67 million from modification and extinguishment of the debt.

Repayments

During the three months ended March 31, 2020, CenturyLink and its affiliates repurchased approximately $2.4 billion of their respective debt securities, which primarily included $1.25 billion of CenturyLink, Inc. credit agreement debt, $1.1 billion of Qwest Corporation senior notes and $78 million of CenturyLink, Inc. senior notes, which resulted in a loss of $79 million, including the modification of the Amended Credit Agreement discussed above. Additionally, during the period CenturyLink paid $31 million of amortization payments under its term loans.

New Issuance

On January 24, 2020, CenturyLink issued $1.25 billion aggregate principal amount of its 4.000% Senior Secured Notes due 2027 (the “2027 Notes”). As noted above, CenturyLink used the net proceeds from this offering to repay a portion of the outstanding indebtedness under its Term Loan B facility. The 2027 Notes are unconditionally guaranteed by each of CenturyLink's domestic subsidiaries that guarantee CenturyLink's Amended Credit Agreement, subject to the receipt of certain regulatory approvals and various exceptions and limitations. While the 2027 Notes are not secured by any of the assets of CenturyLink, certain of the note guarantees are secured by a first priority security interest in substantially all of the assets of such guarantors (including the stock of certain of their respective subsidiaries), which assets also secure obligations under the Amended Credit Agreement on a pari passu basis.

Covenants

Certain of our debt instruments contain affirmative and negative covenants. Debt at CenturyLink, Inc. and Level 3 Financing, Inc. contain more extensive covenants including, among other things and subject to certain exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates, dispose of assets and merge or consolidate with any other person. Also, CenturyLink, Inc. and certain of its affiliates will be required to offer to purchase certain of their respective outstanding debt under certain circumstances in connection with certain specified "change of control" transactions.

Certain of our debt instruments contain cross acceleration provisions.

Compliance

As of March 31, 2020, CenturyLink, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Subsequent Event

On April 1, 2020, we paid at maturity $973 million aggregate principal amount of CenturyLink's outstanding senior notes, utilizing cash borrowed late in the first quarter of 2020 under our revolving credit facility.

(6)  Severance

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2019	$89
Accrued to expense	—
Payments, net	(34)
Balance at March 31, 2020	$55

(7)  Employee Benefits

Net periodic benefit expense (income) for our combined pension plan includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Service cost	$16	14
Interest cost	82	110
Expected return on plan assets	(149)	(156)
Recognition of prior service credit	(3)	(2)
Recognition of actuarial loss	50	57
Net periodic pension benefit (income) expense	$(4)	23

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Service cost	$4	4
Interest cost	20	27
Recognition of prior service cost	4	4
Net periodic post-retirement benefit expense	$28	35

Service costs are included in the cost of services and products and selling, general and administrative line items on the consolidated statements of operations and all other costs listed above are included in the other income, net line item on the consolidated statements of operations. Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2020. The amount of required contributions to our qualified pension plan in 2021 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. Based on current circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2020.

(8) Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$314	(6,165)
Net income (loss) applicable to common stock for computing basic earnings per common share	314	(6,165)
Net income (loss) as adjusted for purposes of computing diluted earnings per common share	$314	(6,165)
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,092,970	1,083,588
Non-vested restricted stock	(17,511)	(14,710)
Weighted-average shares outstanding for computing basic earnings per common share	1,075,459	1,068,878
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	—
Shares issuable under incentive compensation plans	6,285	—
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	1,081,754	1,068,878
Basic earnings (loss) per common share	$0.29	(5.77)
Diluted earnings (loss) per common share (1)	$0.29	(5.77)
______________________________________________________________________

(1)
For the three months ended March 31, 2019, we excluded from the calculation of diluted loss per share 3.3 million shares, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 2.7 million and 5.4 million for the three months ended March 31, 2020 and 2019, respectively.

(9)  Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, long-term debt, excluding finance lease and other obligations, and interest rate swap contracts. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate their fair values.

The three input levels in the hierarchy of fair value measurements defined by the Fair Value Measurement and Disclosure framework are generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$34,405	33,117	34,472	35,737
Interest rate swap contracts (see Note 10)	2	152	152	51	51

(10) Derivative Financial Instruments

From time to time, CenturyLink, Inc. uses derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not use derivative financial instruments for speculative purposes.

In February 2019, we entered into five variable-to-fixed interest rate swap agreements to hedge the interest payments on $2.5 billion notional amount of floating rate debt. The five interest rate swap agreements are with different counterparties; one for $700 million and the other four for $450 million each. The transactions were effective beginning March 31, 2019 and mature March 31, 2022. Under the terms of these interest rate swap transactions, we receive interest payments based on one-month floating LIBOR terms and pay interest at the fixed rate of 2.48%.

In June 2019, we entered into six variable-to-fixed interest rate swap agreements to hedge the interest payments on $1.5 billion notional amount of floating rate debt. The six interest rate swap agreements are with different counterparties for $250 million each. The transactions were effective beginning June 30, 2019 and mature June 30, 2022. Under the terms of these interest rate swap transactions, we receive interest payments based on one-month floating LIBOR terms and pay interest at the fixed rate of 1.58%.

As of March 31, 2020 and March 31, 2019 we evaluated the effectiveness of our hedges qualitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

CenturyLink, Inc. is exposed to credit-related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor the financial market and the risk that our counterparties will default on their obligations as part of our quarterly qualitative effectiveness evaluation.

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlement payments are made throughout the term of the swaps.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at March 31, 2020 and December 31, 2019 as follows (in millions):

		March 31, 2020	December 31, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$152	51

The amount of unrealized losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Three Months Ended March 31,	$106	23

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Three Months Ended March 31,	$5	—

Amounts currently included in AOCI will be reflected as earnings prior to the settlement of these cash flow hedging contracts in 2022. We estimate that $73 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of March 31, 2020) will be reflected as earnings within the next twelve months.

(11)  Segment Information

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs that were previously reported in segments are managed separately and included in "Operations and Other", in the tables below. We reclassified certain prior period amounts to conform to the current period presentation, See Note 1— Background for further detail on these changes.

At March 31, 2020, we had the following five reportable segments:

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

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Additionally, Connect America Fund ("CAF") federal support revenue and other revenue from leasing and subleasing are reported in our consumer segment as regulatory revenue.

Product and Service Categories
We categorize our products and services revenue among the following four categories for the IGAM, Enterprise, SMB and Wholesale segments:

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

•
Regulatory Revenue, which consists of (i) CAF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

•	Other, which includes retail video services (including our linear and TV services), professional services and other ancillary services.

The following tables summarize our segment results for the three months ended March 31, 2020 and 2019 based on the segment categorization we were operating under at March 31, 2020.

	Three Months Ended March 31, 2020
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$400	628	269	327	—	1,624	—	1,624
Transport and Infrastructure	316	380	89	447	—	1,232	—	1,232
Voice and Collaboration	91	356	290	183	—	920	—	920
IT and Managed Services	58	56	10	1	—	125	—	125
Broadband	—	—	—	—	722	722	—	722
Voice	—	—	—	—	421	421	—	421
Regulatory	—	—	—	—	156	156	—	156
Other	—	—	—	—	28	28	—	28
Total revenue	865	1,420	658	958	1,327	5,228	—	5,228
Expenses:
Cost of services and products	233	447	104	131	42	957	1,278	2,235
Selling, general and administrative	65	136	110	17	115	443	410	853
Less: share-based compensation	—	—	—	—	—	—	(69)	(69)
Total expense	298	583	214	148	157	1,400	1,619	3,019
Total adjusted EBITDA	$567	837	444	810	1,170	3,828	(1,619)	2,209

	Three Months Ended March 31, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue (1):
IP and Data Services	$408	638	276	338	—	1,660	—	1,660
Transport and Infrastructure	309	347	95	495	—	1,246	—	1,246
Voice and Collaboration	89	366	317	195	—	967	—	967
IT and Managed Services	57	74	12	2	—	145	—	145
Broadband	—	—	—	—	722	722	—	722
Voice	—	—	—	—	477	477	—	477
Regulatory	—	—	—	—	157	157	—	157
Other	—	—	—	—	53	53	—	53
Total revenue	863	1,425	700	1,030	1,409	5,427	—	5,427
Expenses:
Cost of services and products (1)	231	428	105	134	58	956	1,344	2,300
Selling, general and administrative (1)	67	148	124	14	144	497	435	932
Less: share-based compensation	—	—	—	—	—	—	(33)	(33)
Total expense (1)	298	576	229	148	202	1,453	1,746	3,199
Total adjusted EBITDA (1)	$565	849	471	882	1,207	3,974	(1,746)	2,228

______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:

•	Network expenses not incurred as a direct result of providing services and products to segment customers;

•	centrally managed expenses such as Operations, Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Operations and Other";

•	depreciation and amortization expense or impairments;

•	interest expense, because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments;

•	stock-based compensation; and

•	other income and expense items are not monitored as a part of our segment operations.
The following table reconciles total segment adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Total segment adjusted EBITDA (1)	$3,828	3,974
Depreciation and amortization	(1,160)	(1,188)
Impairment of goodwill	—	(6,506)
Other operating expenses (1)	(1,619)	(1,746)
Stock-based compensation	(69)	(33)
Operating income (loss)	980	(5,499)
Total other expense, net	(547)	(528)
Income (loss) before income taxes	433	(6,027)
Income tax expense	119	138
Net income (loss)	$314	(6,165)

______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2020 aggregated to approximately $143 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Principal Proceedings

Shareholder Class Action Suit

CenturyLink and certain CenturyLink board members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserts claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink shareholders as a result of our acquisition of Level 3. It alleges that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief.

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

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision will reduce our exposure in the case. In a June 2017 ruling in connection with another one of these pending cases, the circuit court made findings in a non-final ruling which, if not overturned or modified in light of the Missouri Supreme Court's decision, will result in a tax liability to us well in excess of the contingent liability we have established. We plan to appeal any circuit court final ruling that substantially incorporates the June 2017 findings. We continue to vigorously defend against these claims.

Billing Practices Suits

In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Starting shortly thereafter and continuing since then and based in part on the allegations made by the former employee, several legal proceedings have been filed.

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

Beginning June 2017, we also received several shareholder derivative demands addressing related topics. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita and in federal court in Louisiana and Minnesota. These cases have been brought on behalf of CenturyLink against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, we have agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. In the second quarter of 2019, we accrued for these obligations, and a portion of the administrative costs has been expended in 2020. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm claims to represent more than 22,000 potential class members. To the extent that a substantial number of class members, including many of the law firm’s alleged clients, meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, the Company could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

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

In the fourth quarter of 2019, we recorded an accrual with respect to the above-described settlements and other consumer litigation related matters.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure was $6 million at March 31, 2020.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of $37 million up to $42 million at March 31, 2020 in excess of the accruals established for these matters.

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

Several people, including two former Level 3 employees, were indicted in the United States District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered into a plea agreement, and the other is deceased. Level 3 is fully cooperating in the government’s investigations in this matter.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 19 - Commitments, Contingencies and Other Items - to the financial statements included in Item 8 of part II of our annual report on Form 10-K for the year ended December 31, 2019. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

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

(13)  Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2020	December 31, 2019
	(Dollars in millions)
Prepaid expenses	$333	274
Income tax receivable	73	35
Materials, supplies and inventory	119	105
Contract assets	33	42
Contract acquisition costs	180	178
Contract fulfillment costs	118	115
Other	85	59
Total other current assets	$941	808

(14)  Accumulated Other Comprehensive Loss

Information Relating to 2020

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2020:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2019	$(2,229)	(184)	(228)	(39)	(2,680)
Other comprehensive loss before reclassifications	—	—	(239)	(80)	(319)
Amounts reclassified from accumulated other comprehensive loss	36	3	—	5	44
Net current-period other comprehensive income (loss)	36	3	(239)	(75)	(275)
Balance at March 31, 2020	$(2,193)	(181)	(467)	(114)	(2,955)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2020:

Three Months Ended March 31, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swap	$5	Interest Expense
Amortization of pension & post-retirement plans(1)
Net actuarial loss	50	Other income, net
Prior service cost	1	Other income, net
Total before tax	56
Income tax expense	(12)	Income tax expense
Net of tax	$44
______________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.
Information Relating to 2019
The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2019:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2018	$(2,173)	(58)	(230)	—	(2,461)
Other comprehensive income before reclassifications	—	—	5	(17)	(12)
Amounts reclassified from accumulated other comprehensive loss	41	3	—	—	44
Net current-period other comprehensive income	41	3	5	(17)	32
Balance at March 31, 2019	$(2,132)	(55)	(225)	(17)	(2,429)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2019

Three Months Ended March 31, 2019	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$57	Other income, net
Prior service cost	2	Other income, net
Total before tax	59
Income tax benefit	(15)	Income tax expense
Net of tax	$44
________________________________________________________________________

(1)	See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

(15)  Labor Union Contracts

As of March 31, 2020, approximately, 24% of our employees are represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 4% of our union-represented employees were subject to collective bargaining agreements that expired as of March 31, 2020 and are currently being renegotiated. Approximately 9% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, (i) references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., which we acquired on November 1, 2017.

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" set forth or referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2019 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our business and residential customers. We believe we are among the largest providers of communications services to domestic and global enterprise customers and the second largest enterprise wireline telecommunications company in the United States, based on revenues. We provide services in over 60 countries, with most of our revenue being derived in the United States.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. These steps include:

•	taking the FCC's "Keep Americans Connected Pledge," which obligates us in certain circumstances to waive late fees and to forego certain service terminations;

•	establishing new protocols for the safety of our on-site technicians and customers, including our "Safe Connections" program;

•	adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel;

•	continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•	donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•	taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the crisis continues, we may revise our responses or take additional steps to adjust to changed circumstances.

By the end of the first quarter of 2020, social distancing, travel restrictions, business and school closures, and other actions taken in response to the pandemic had begun to impact us, our customers and our business. In particular, the pandemic has reduced our late fee and Vyvx revenues, as noted further below in this Item. However, most of those changes impacted only the latter portions of the first quarter of 2020. We expect that pandemic-

related changes will have a more pronounced impact on our second quarter 2020 operating results, especially if the economic slowdown adversely impacts our customers' ability and willingness to order and pay for our products and services. The impact of those changes after the second quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the duration of the health crisis, the length and severity of the economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "—Liquidity and Capital Resources — Overview of Sources and Uses of Cash," "—Pension and Post-retirement Benefit Obligations" and "Connect America Fund."

Reporting Segments

Our reporting segments are organized by customer focus:

•
International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific. IGAM work with large multinational organizations in support of their business and IT transformation strategies. With our extensive fiber network, and our ability to provide global networking solutions and a differentiated customer experience spanning the globe, we believe we are well-positioned to serve customers within this segment. This segment contains some of our largest customers which could result in revenue fluctuations driven by contract renegotiations or churn. We remain focused on investing globally to expand our reach, scale and technology to grow services that we can offer to our global and international customers;

•
Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. Federal government, state and local governments and research and education institutions. Our ability to meet our enterprise customers' increasing needs for integrated data, broadband and voice services with our extensive product portfolio and our local approach to the market are differentiators. We seek revenue growth within our Enterprise segment by leveraging our extensive enterprise-focused fiber network to deliver dynamic solutions our customers require to meet their growing and evolving needs;

•
Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We generally designate businesses as small or medium if they have fewer than 500 employees. With traditional voice services representing a significant portion of SMB segment revenues, we currently do not anticipate revenue growth for this segment. We believe by bringing products specific to meet the needs of this segment, adding fiber-fed on-net buildings and collaborating with our indirect channel partners, we will be better positioned to meet our SMB customers’ needs; and

•
Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale segment contributes scale that we leverage in connection with serving our Enterprise customers. We plan to continue to partner with 5G wireless providers to support their growing needs for transmission capacity, which in turn will place our network closer to our customers. Nonetheless, we expect the relative contributions of our wholesale segment will decline over the longer term due to competitive pressures. In the meantime, we expect our wholesale segment will remain volatile from quarter to quarter given the relatively large size of wholesale customer contracts.

•
Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. For this segment, we expect continued declines in revenues from our traditional voice services, as consumers continue their long-term migration towards alternative products and services, and from our video business, which we are no longer actively marketing to consumers. We are aggressively investing in fiber to drive higher average revenue per broadband customer to partially offset legacy voice and video declines. Additionally, we continue to invest in our own digital transformation to improve our service delivery and reduce our costs. At March 31, 2020, we served approximately 4.7 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies.

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

•
Regulatory Revenue, which consist of (i) CAF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and

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

•	Declines in our traditional wireline services have necessitated right-sizing our cost structures to remain competitive.

Additional trends impacting our segments are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations" we review the performance of our five reporting segments in more detail.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share amounts)
Operating revenue (1)	$5,228	5,427
Operating expenses (1)	4,248	10,926
Operating income (loss)	980	(5,499)
Total other expense, net	(547)	(528)
INCOME (LOSS) BEFORE INCOME TAXES	433	(6,027)
Income tax expense	119	138
Net income (loss)	$314	(6,165)
Basic earnings (loss) per common share	$0.29	(5.77)
Diluted earnings (loss) per common share	$0.29	(5.77)
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.

For over a decade, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our other products and services. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:

•	promote long-term relationships with our customers through bundling of integrated services;

•	increase the size, capacity, speed and usage of our networks;

•
provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;

•	provide our premium services to a higher percentage of our customers;

•	pursue acquisitions of additional assets if available at attractive prices;

•	increase prices on our products and services if and when practicable; and

•	market our products and services to new customers.

Consolidated Revenue

The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
IP and Data Services	$1,624	1,660	(2)%
Transport and Infrastructure	1,232	1,246	(1)%
Voice and Collaboration	920	967	(5)%
IT and Managed Services	125	145	(14)%
Broadband	722	722	—%
Voice	421	477	(12)%
Regulatory	156	157	(1)%
Other	28	53	(47)%
Total operating revenue	$5,228	5,427	(4)%
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.

Our total operating revenue decreased by $199 million, or 4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to decreases in all of our revenue categories. Voice and other revenue under our Consumer segment, transport and infrastructure revenue under our Wholesale segment and voice and collaboration revenue under our Small and Medium Business segment experienced our largest decreases. See our segment results below for additional information.

Operating Expenses

The following table summarizes our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization) (1)	$2,235	2,300	(3)%
Selling, general and administrative	853	932	(8)%
Depreciation and amortization	1,160	1,188	(2)%
Goodwill impairment	—	6,506	nm
Total operating expenses (1)	$4,248	10,926	(61)%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $65 million, or 3%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in costs of services and products (exclusive of depreciation and amortization) was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, network expenses, customer premises equipment costs from lower sales, in content costs for Prism TV and lower right of way and dark fiber expenses. These reductions were partially offset by higher professional services expenses, voice usage costs, customer installation costs and space and power costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $79 million, or 8%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in selling, general and administrative expenses was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, contract labor, insurance and fees, property and other taxes and gain on a sale of assets in the current quarter. These reductions were partially offset by higher professional fees.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$729	759	(4)%
Amortization	431	429	—%
Total depreciation and amortization	$1,160	1,188	(2)%
Depreciation expense decreased by $30 million, or 4%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the impact of annual rate depreciable life changes of $60 million which was partially offset by net growth in depreciable assets of $39 million.

Amortization expense increased by $2 million, or less than 1%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to increases associated with the net growth in amortizable assets of $25 million, partially offset by decreases from the use of accelerated amortization methods for a portion of the customer intangibles of $19 million and annual rate amortizable life changes of software of $5 million.

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

During the first quarter of 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that our fair values of our reporting units were less than their carrying values as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause our reporting unit fair values to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(449)	(523)	(14)%
Other loss, net	(98)	(5)	nm
Total other expense, net	$(547)	(528)	4%
Income tax expense	$119	138	(14)%
_____________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.
Interest Expense

Interest expense decreased by $74 million, or 14% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The decrease in interest expense was primarily due to the decrease in average long-term debt from $35.8 billion for the three months ended March 31, 2019 to $34.7 billion for the three months ended March 31, 2020 and the refinancing of approximately $17 billion of long-term debt during 2019 to reduce our interest rates.

Other Loss, Net

Other loss, net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from debt modifications or extinguishments or non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other loss, net increased by $93 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase in other loss, net was primarily due to a loss on modification and extinguishment of debt of $79 million for the three months ended March 31, 2020 compared to a gain on extinguishment of debt of $9 million for the three months ended March 31, 2019.

Income Tax Expense

For the three months ended March 31, 2020, our effective income tax rate was 27.5% and for the three months ended March 31, 2019, our effective income tax rate was (2.3)%. The effective tax rate for the three months ended March 31, 2019 was primarily impacted by the goodwill impairment that is not deductible for tax purposes. Without the goodwill impairment, the rate would have been 28.8%.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended March 31,
	2020	2019 (1)
	(Dollars in millions)
Operating revenue
International and Global Accounts	$865	863
Enterprise	1,420	1,425
Small and Medium Business	658	700
Wholesale	958	1,030
Consumer	1,327	1,409
Total operating revenue	$5,228	5,427
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended March 31,
	2020	2019 (1)
	(Dollars in millions)
Adjusted EBITDA
International and Global Accounts	$567	565
Enterprise	837	849
Small and Medium Business	444	471
Wholesale	810	882
Consumer	1,170	1,207
Total segment EBITDA	3,828	3,974
Operations and Other EBITDA	(1,619)	(1,746)
Total adjusted EBITDA	$2,209	2,228
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
For additional information on our reportable segments and product and services categories, see Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

International and Global Accounts Management Segment

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
Revenue:
IP and Data Services	$400	408	(2)%
Transport and Infrastructure	316	309	2%
Voice and Collaboration	91	89	2%
IT and Managed Services	58	57	2%
Total revenue	865	863	—%
Expenses:
Total expense	298	298	—%
Total adjusted EBITDA	$567	565	—%
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
Three Months Ended March 31, 2020 Compared to the same period Ended March 31, 2019

Segment revenue increased $2 million, or less than 1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Excluding the impact of foreign currency fluctuations, segment revenue increased $11 million, or 1% for the three months ended March 31, 2020 compared to March 31, 2019, primarily due to the following factors:

•	Transport and Infrastructure increased due to strength in dark fiber driven by our large global customers;

•	Voice and Collaboration increased due to higher usage primarily attributed to COVID-19 impacts;

•	IT and Managed Services increased due to our continued focus on profitable growth partially offset by legacy contract disconnects; and

•	IP and Data Services declined mostly due to reduced rates and lower Vyvx traffic due to less live events.
Segment expenses remained unchanged for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to lower cost of revenue offset by higher headcount related costs such as employee compensation and commissions.

Segment adjusted EBITDA as a percentage of revenue was 66% for the three months ended March 31, 2020 and 65% for the three months ended March 31, 2019.

Enterprise Segment

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
Revenue:
IP and Data Services	$628	638	(2)%
Transport and Infrastructure	380	347	10%
Voice and Collaboration	356	366	(3)%
IT and Managed Services	56	74	(24)%
Total revenue	1,420	1,425	—%
Expenses:
Total expense	583	576	1%
Total adjusted EBITDA	$837	849	(1)%
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
Three Months Ended March 31, 2020 Compared to the same period Ended March 31, 2019

Segment revenue decreased $5 million or less than 1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, due to the following factors:

•	IT and Managed Services declined due to churn in legacy managed service contracts;

•	IP and Data Services declined primarily driven by customers migration off of traditional wireline services to more technologically advanced services.

•	Voice and Collaboration decreased as customers continue to disconnect traditional voice time division multiplexing ("TDM") service and transition to newer (low cost) products such as VoIP; and

•	Transport and Infrastructure increased primarily due to strength in our Federal business. The first quarter 2019 had been negatively impacted by the Federal Government shutdown.
Segment expenses increased by $7 million or 1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to higher costs of revenue partially offset by lower salaries and wages expenses driven by lower headcount and lower commissions expenses.

Segment adjusted EBITDA as a percentage of revenue was 59% for the three months ended March 31, 2020 and 60% for the three months ended March 31, 2019.

Small and Medium Business Segment

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
Revenue:
IP and Data Services	$269	276	(3)%
Transport and Infrastructure	89	95	(6)%
Voice and Collaboration	290	317	(9)%
IT and Managed Services	10	12	(17)%
Total revenue	658	700	(6)%
Expenses:
Total expense	214	229	(7)%
Total adjusted EBITDA	$444	471	(6)%
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
Three Months Ended March 31, 2020 Compared to the same period Ended March 31, 2019

Segment revenue decreased $42 million or 6% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the following factors:

•	Voice and Collaboration decreased due to continued declines in demand for traditional voice TDM services;

•	IP and Data Services revenue declined primarily due to lower rates;

•	Transport and Infrastructure declined due to continued pressure in low-speed broadband units combined with a certain one-time benefit in first quarter 2019; and

•	IT and Managed Services declined mainly due to lower equipment sales.
Segment expenses decreased by $15 million or 7% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower employee related costs due to lower headcount and lower external commissions expense paid to partners.

Segment adjusted EBITDA as a percentage of revenue was 67% for the three months ended March 31, 2020 and 67% for the three months ended March 31, 2019.

Wholesale Segment

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
Revenue:
IP and Data Services	$327	338	(3)%
Transport and Infrastructure	447	495	(10)%
Voice and Collaboration	183	195	(6)%
IT and Managed Services	1	2	(50)%
Total revenue	958	1,030	(7)%
Expenses:
Total expense	148	148	—%
Total adjusted EBITDA	$810	882	(8)%
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
Three Months Ended March 31, 2020 Compared to the same period Ended March 31, 2019

Segment revenue decreased $72 million or 7% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the following factors:

•	Transport and Infrastructure decreased due to continued declines in legacy private line services and customer network consolidation and grooming efforts;

•	Voice and Collaboration declined due to market rate compression combined with lower customer volumes;

•	IP and Data Services declined primarily due to lower rates. Additionally, year-over-year results were impacted by a carrier re-rate that occurred in first quarter 2019; and

•	IT and Managed Services decreased due to customer churn.
Segment expenses remained unchanged for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower direct cost of revenue, continued network grooming efforts offset by higher headcount costs.

Segment adjusted EBITDA as a percentage of revenue was 85% for the three months ended March 31, 2020 and 86% for the three months ended March 31, 2019.

Consumer Segment

	Three Months Ended March 31,		% Change
	2020	2019 (1)
	(Dollars in millions)
Revenue:
Broadband	$722	722	—%
Voice	421	477	(12)%
Regulatory	156	157	(1)%
Other	28	53	(47)%
Total revenue	1,327	1,409	(6)%
Expenses:
Total expense	157	202	(22)%
Total adjusted EBITDA	$1,170	1,207	(3)%
______________________________________________________________________
(1) Reclassifications were made within certain 2019 comparative figures due to the retrospective application of an accounting policy election during the first quarter of 2020, in addition to customer and cost assignment reporting changes. Refer to Note 1 - Background and our Form 8-K filing dated April 30, 2020 for further information.
Three Months Ended March 31, 2020 Compared to the same period Ended March 31, 2019

Segment revenue decreased $82 million or 6% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the following factors:

•	Voice and Other decreased primarily due to continued decline in our legacy voice customers and the deemphasis of our Prism video product;

•	Regulatory revenue was lower in part due to lower state support revenue; and

•	Broadband was flat year-over-year. This quarter performance was impacted higher rates which were offset by customer churn.
Segment expenses decreased by $45 million or 22% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to lower Prism content costs, lower headcount costs and decreased marketing expenses.

Segment adjusted EBITDA as a percentage of revenue was 88% for the three months ended March 31, 2020 and 86% for three months ended March 31, 2019.

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

At March 31, 2020, we held cash and cash equivalents of $1.6 billion (including cash held to discharge $973 million aggregate principal amount of CenturyLink senior notes that matured on April 1, 2020), and we had $825 million of borrowing capacity available under our revolving credit facility. We had approximately $69 million of cash and cash equivalents outside the United States at March 31, 2020. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

In response to COVID-19 the U.S. Congress passed the CARES Act on March 27, 2020. The CARES Act favorably impacted our liquidity by $41 million as a result of allowing full refund of the alternative minimum tax credit carryforward in 2020, as compared to the refund being allowed in phases over the next few years in accordance with the Tax Cuts and Jobs Act. Additionally, under the CARES Act we can defer our payroll tax payments estimated at $135 million for the full year of 2020.

Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic stock repurchases, periodic pension contributions and other benefits payments.

For the twelve-month period ended March 31, 2021, our fixed commitments include (i) $125 million of scheduled debt amortization payments, (ii) $31 million of finance lease and other fixed payments and (iii) no debt maturities (after giving effect to our payment on April 1, 2020 of a $973 million aggregate principal amount debt maturity described further in Note 5). We do not anticipate that the COVID-19 pandemic will interfere with our ability to discharge these obligations over the next year.

In connection with our annual budgeting process for fiscal year 2020, our executive officers and our Board of Directors reviewed our sources and potential uses of cash and budgeted spending for the year approximating $1.1 billion for dividends (based on the assumptions noted below) and between $3.6 to $3.9 billion (excluding integration and transformation capital) on capital spending. These determinations were made before the effects of the COVID-19 pandemic became widespread. In light of the economic uncertainties associated with the COVID-19 pandemic, our executive officers and Board have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we plan to continue our current dividend policy. Given uncertainties regarding the duration of the pandemic and timing for economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements.

For additional information, see "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase II infrastructure buildout requirements).

Our capital expenditures continue to be focused on enhancing network operating efficiencies and supporting new service developments. For more information on our capital spending, see (i) "—Overview of Sources and Use of Cash" above, (ii) "Historical Information—Investing Activities" below and (iii) Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2019.

Debt and Other Financing Arrangements

Subject to market conditions, we expect to continue to issue debt securities from time to time in the future primarily to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent feasible. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of March 31, 2020, the credit ratings for the senior secured and unsecured debt of CenturyLink, Inc., Qwest Corporation and Level 3 Financing, Inc. were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
CenturyLink, Inc.:
Unsecured	B2	B+	BB
Secured	Ba3	BBB-	BB+

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to debt capital or further raise our borrowing costs. See "Risk Factors—Risks Affecting our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Net Operating Loss Carryforwards

As of December 31, 2019, CenturyLink had approximately $6.2 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. In the first half of 2019, we entered into and subsequently restated a Section 382 rights agreement designed to safeguard our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current estimates of 2020 earnings, we estimate our cash income tax liability related to 2020 will be approximately $100 million.

We cannot assure you that we will be able to use these NOL carryforwards fully. See "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—We cannot assure you, whether, when or in what amounts we will be able to use our net operating loss carryforwards, or when they will be depleted" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, de-leveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2020 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $272 million based on the number of our current outstanding shares (which figure (i) assumes no increases or decrease in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards and (ii) excludes one-time dividend costs we periodically incur in connection with releasing escrowed dividend payments upon the vesting of performance-based equity incentive awards, which was $17 million during the first quarter of 2020). See Risk Factors—"Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Revolving Facilities and Other Debt Instruments

On June 19, 2017, to substantially fund our acquisition of Level 3, one of our affiliates entered into a credit agreement (the "2017 CenturyLink Credit Agreement") providing initially for $10.2 billion in senior secured credit facilities, consisting initially of a $2.0 billion revolving credit facility and approximately $7.9 billion of term loan facilities. On November 1, 2017, CenturyLink, Inc., among other things, assumed all rights and obligations under the 2017 CenturyLink Credit Agreement. On January 29, 2018, the 2017 CenturyLink Credit Agreement was amended to increase the borrowing capacity of the new revolving credit facility from $2.0 billion to $2.2 billion, and to increase the borrowing capacity under one of the term loan tranches by $132 million. On January 31, 2020, the 2017 CenturyLink Credit Agreement was amended and restated to, among other things, extend the debt maturities of the facilities, to lower interest rates payable thereunder, and to amend the amounts owed under each of the facilities. For additional information, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

At March 31, 2020, we had $82 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility.

Additionally, as of March 31, 2020, we had outstanding letters of credit or other similar obligations of approximately $23 million of which $17 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

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

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2019, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and qualified post-retirement benefit plans was $1.8 billion and $3.0 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates - Pensions and Post-Retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 and see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

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

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that have been used to help cover the health care costs of certain retirees. As of December 31, 2019, assets in the post-retirement trusts had been substantially depleted and had a fair value of only $13 million (a portion of which was comprised of investments with restricted liquidity), which has significantly limited our ability to continue paying benefits from the trusts. Benefits not paid from the trusts are expected to be paid directly by us with available cash. As described further in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our most recent annual report on Form 10-K, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $241 million, $249 million and $237 million for the years ended December 31, 2019, 2018 and 2017, respectively, while the amounts paid from the trust were $4 million, $4 million and $31 million, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our annual report Form 10-K for the year ended December 31, 2019.

The capital markets have been volatile during 2020, partially as a result of the COVID-19 outbreak. Federal governmental actions to stimulate the economy have significantly impacted interest rates. These events could ultimately affect the funding levels of our pension plans and calculations of our liabilities under our pension and other post-employment benefit plans.

For 2020, our expected annual long-term rates of return on the pension plan and post-retirement health care and life insurance benefit plan assets are 6% and 4%, respectively. However, actual returns could be substantially different.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our annual report on Form 10-K for the year ended December 31, 2019.

Connect America Fund

As a result of accepting CAF Phase II support payments, we are receiving substantial support payments under a program that will soon lapse. Moreover, we must meet certain specified infrastructure buildout requirements in 33 states. In order to meet these specified infrastructure buildout requirements, we may be obligated to make substantial capital expenditures. Due to governmental restrictions and potential supply delays related to the COVID-19 pandemic, we cannot provide any assurances that we will be able to timely meet our mandated buildout requirements.

On January 30, 2020, the FCC approved an order creating the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to follow the CAF Phase II program. Through the RDOF, the FCC plans to award up to $20.4 billion in support payments over 10 years to bring broadband to unserved areas through multi-round reverse auctions conducted in two phases, the first of which is scheduled for October 2020. For CAF Phase II participants like CenturyLink, support payments awarded in the initial phase of RDOF would begin January 1, 2022. CenturyLink is currently analyzing the opportunity to participate in the initial RDOF auction. In its January order, the FCC also clarified that CAF II recipients, like CenturyLink, would receive an additional year of CAF Phase II funding in 2021. We cannot assure you that the final terms of the RDOF will match those described above.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2019, (ii) "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of the same annual report and (iii) Item 1A of Part II of this report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$1,299	1,182	117
Net cash used in investing activities	(939)	(906)	(33)
Net cash used in financing activities	(486)	(320)	(166)

Operating Activities

Net cash provided by operating activities increased by $117 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to an decrease in payments of accounts payable and an increase in receipts from accounts receivable, partially offset by an increase in other tax payments. Cash provided by operating activities is subject to variability period over period as a result of timing of the collection of receivables and payments related to interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in our investing activities increased by $33 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 substantially due to an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased $166 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, primarily due to the increase in payments of long-term debt partially offset by increases in net proceeds from issuance of long-term debt and net proceeds from our revolving line of credit.

See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters

We have cash management arrangements with certain of our principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly advanced to our service company affiliate. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these advances, which, in accordance with generally accepted accounting principles, are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 12—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of March 31, 2020, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2020, we did not hold or issue derivative financial instruments for trading or speculative purposes.

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

As of March 31, 2020, we had approximately $11.1 billion floating rate debt potentially subject to the London Inter-Bank Offered Rate (LIBOR), $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $7.1 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $71 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 19—Commitments and Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 12 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the additional risk factors appearing below:

An outbreak of disease or similar public health threat, such as the recent COVID‑19 pandemic, could have a material adverse impact on our operating results and financial condition
An outbreak of disease or similar public health threat, such as the recent COVID‑19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition.
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time, including due to shutdowns or related restrictions that may be requested or mandated by governmental authorities (such as the shutdowns of sporting events, which has reduced our Vyvx revenues). We provide services in over 60 countries, including regions significantly impacted by COVID-19. The extent to which COVID-19 will ultimately impact our results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay in a timely manner, the impact on other third parties upon which our operations, financial performance and liquidity are materially reliant, impacts on our relationships with unionized employees and related collective bargaining agreements negotiations, impacts upon counterparty risk relative to our major contracts, impacts upon our transformational efforts and impacts on our supply chains or distribution channels for our products and services, is dependent on future developments, which are uncertain and unpredictable, including new information which may emerge concerning the risks and severity of COVID-19 and additional actions which may be taken to contain it or treat its impact. Such future uncertain and unpredictable developments include:

•
The duration, extent and severity of the pandemic. COVID-19 has rapidly spread worldwide, and it is not yet known (i) when the current pandemic will abate, (ii) whether, when or to what extent additional outbreaks may arise, (iii) the extent to which various populations will experience more severe adverse health consequences, (iv) the effectiveness of current mitigation steps, and (v) whether or when treatments or vaccines will be developed to ameliorate or staunch the pandemic.

•
The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action to substantially curtail household and business activity to help slow the spread of COVID-19 or to otherwise mitigate its potential adverse effects. In the United States and many other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended or rescinded. The significant health and economic challenges arising out of the pandemic has led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

The continuing impact of existing or new mandates, restrictions, laws or regulations could have a material adverse impact on our operations and the operations of our suppliers or others with which we do business.

•
Impacts to economic and market conditions. COVID-19 has created significant disruption to and volatility in global, national, regional and local economies and markets. Uncertainties related to, and perceived or experienced negative effects from, COVID-19 may cause significant volatility or decline in the trading price of our securities, worldwide labor markets and general economic conditions. These changes began to affect us, our customers and our business by the end of the first quarter of 2020. Following the first quarter of 2020, we expect these changes either may or will (i) increase the likelihood of litigation, including derivative shareholder litigation, (ii) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (iii) continue to result in changes in spending patterns or reduced demand for our products and services, (iv) result in reductions in our labor force, (v) cause us to delay or change our operating, capital spending or transformational plans, (vi) result in future changes in tax rates, (vii) restrict our ability to implement our transformation plans and (vii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

•
Impacts to Capital Markets. Shortly after COVID-19 began its rapid spread beyond Asia, domestic and worldwide capital markets ceased operating for a short period, and have remained unstable or unpredictable since then, particularly for non-investment grade issuers. Legislative bodies and reserve banks have taken various actions in respond to the pandemic that have impacted the capital markets, and we expect that these efforts could continue. We are materially reliant upon the capital markets to access funding necessary to refinance our outstanding indebtedness. If the economic disruptions caused by COVID-19 continue to interfere with the operations of the capital markets, our access to cash to refinance our debt or to fund our other cash requirements could be materially adversely affected.

•
Impacts to individuals and companies that may do business with us or be involved in our business. COVID-19 may impact the health of our employees, directors or customers, reduce the availability of our workforce or those of companies with which we do business, create disruptions in our supply chain or otherwise cause human impacts that have a material adverse impact on our business.

In addition, preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our employees work remotely and otherwise continue to disrupt our business operations. Moreover, if the pandemic ultimately materially reduces our cash flows, we may need to re-evaluate our capital allocation plans, especially if increased broadband usage increases our need to invest in our network to remain competitive.
While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, the continued spread of COVID-19 and the measures taken by governments to combat it are expected to impact us to a greater degree in the second quarter of 2020 and could have a material adverse impact on our operating results and financial condition.
Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10‑K for the year ended December 31, 2019, including those relating to the risks of regulatory noncompliance and additional asset impairments. Specifically, pandemic-related constraints could preclude us from meeting our broadband buildout commitments under the FCC's CAF program. In addition, during the first quarter of 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that our fair values of our reporting units were less than their carrying values as of the quarter ended March 31, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause our reporting unit fair values to be less than our carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition.

The extent of the impact, if any, will depend on future developments including actions taken to contain the coronavirus and its long-term impacts on the overall economy.
We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact our operating results and financial condition
In light of the uncertain and evolving situation relating to the spread of COVID-19, we have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, our customers, business partners and the communities in which we participate, which could have a material adverse impact on our operating results and financial condition. To this end, we have, among other things, established safety protocols for the safety of our on-site technicians and customers, adopted an employee work-from-home policy where employees who can work-from-home do so, substantially restricted non-essential business travel and taken the “Keep Americans Connected Pledge,” which obligates us in certain circumstances to waive late fees and to not terminate a residential or small business customer’s service due to financial circumstances associated with COVID-19 for a period of time. In addition to reducing our late fee revenues, these measures could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition. The extent to which COVID-19 may impact our workforce, business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with a reasonable level of certainty at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2020 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jan-20	14,185	$13.04
Feb-20	1,591,861	12.98
Mar-20	1,270,928	12.07
Total	2,876,974

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
18.1*	Preferability Letter
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended March 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________

*	Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2020.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)