Form 10-Q
period 2020-06-30
CENTURYLINK, INC
filed 2020-08-06
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On July 31, 2020, there were 1,097,537,902 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results and prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under, the federal securities laws. These statements include, among others:

•statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, operations, cash flows or financial position;

•forecasts of our anticipated future results of operations, cash flows or financial position;

•statements concerning the anticipated impact of our transactions, investments, product development, participation in government programs, and other initiatives, including synergies or costs associated with our transformational initiatives, acquisitions or dispositions;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, dividend and securities repurchase plans, debt leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•uncertainties due to events outside of our control regarding the impact that COVID-19 health and economic disruptions will continue to have on our business, operations, employees, customers, suppliers, distribution channels, controls, regulatory environment, access to capital, operating or capital plans and corporate initiatives, and ultimately on our financial performance, financial position and cash flows;

•the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact on our business from possible security breaches, service outages, system failures, equipment breakage, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of regulatory or judicial proceedings relating to intercarrier compensation, interconnection obligations, special access, universal service, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively adjust to changes in the communications industry, and changes in the composition of our markets and product mix;

•possible changes in the demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings and to introduce profitable new offerings on a timely and cost-effective basis;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, dividends, pension contributions and other benefits payments;

•our ability to successfully and timely implement our operating plans and corporate strategies, including our delevering strategy;

•changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•the negative impact of increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics, regulations or disruptions caused by the COVID-19 pandemic;

•the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower debt credit ratings, unstable markets or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•our ability to use our net operating loss carryforwards in the amounts projected;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism epidemics, pandemics or other natural or man-made disasters;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks set forth or referenced in "Risk Factors" in Item 1A of Part II of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUE	$5,192	5,375	10,420	10,802
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,232	2,243	4,467	4,543
Selling, general and administrative	895	960	1,748	1,892
Depreciation and amortization	1,162	1,196	2,322	2,384
Goodwill impairment	—	—	—	6,506
Total operating expenses	4,289	4,399	8,537	15,325
OPERATING INCOME (LOSS)	903	976	1,883	(4,523)
OTHER (EXPENSE) INCOME
Interest expense	(414)	(518)	(863)	(1,041)
Other income (loss), net	24	44	(74)	39
Total other expense, net	(390)	(474)	(937)	(1,002)
INCOME (LOSS) BEFORE INCOME TAXES	513	502	946	(5,525)
Income tax expense	136	131	255	269
NET INCOME (LOSS)	$377	371	691	(5,794)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.35	0.35	0.64	(5.41)
DILUTED	$0.35	0.35	0.64	(5.41)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,079,475	1,071,341	1,077,755	1,070,110
DILUTED	1,082,567	1,072,813	1,082,218	1,070,110
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$377	371	691	(5,794)
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(13), $(14), $(25) and $(28) tax	39	42	77	85
Change in net prior service credit, net of $(1), $—, $(1) and $(1) tax	2	2	3	3
Reclassification of realized loss on interest rate swaps to net income, net of $(5), $—, $(5) and $— tax	11	—	16	—
Unrealized holding loss on interest rate swaps, net of $2, $8, $28 and $14 tax	(8)	(26)	(88)	(43)
Foreign currency translation adjustment and other net of $(4), $3, $19 and $2 tax	9	(8)	(230)	(3)
Other comprehensive income (loss)	53	10	(222)	42
COMPREHENSIVE INCOME (LOSS)	$430	381	469	(5,752)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,763	1,690
Accounts receivable, less allowance of $124 and $106	2,182	2,259
Other	913	819
Total current assets	4,858	4,768
Property, plant and equipment, net of accumulated depreciation of $30,332 and $29,346	26,079	26,079
GOODWILL AND OTHER ASSETS
Goodwill	21,469	21,534
Other intangible assets, net	8,903	9,567
Other, net	2,862	2,794
Total goodwill and other assets	33,234	33,895
TOTAL ASSETS	$64,171	64,742
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,885	2,300
Accounts payable	1,448	1,724
Accrued expenses and other liabilities
Salaries and benefits	917	1,037
Income and other taxes	337	311
Current operating lease liabilities	474	416
Interest	303	280
Other	349	386
Current portion of deferred revenue	759	804
Total current liabilities	7,472	7,258
LONG-TERM DEBT	31,414	32,394
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,094	2,918
Benefit plan obligations, net	4,428	4,594
Other	4,301	4,108
Total deferred credits and other liabilities	11,823	11,620
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,097,114 and 1,090,058 shares	1,097	1,090
Additional paid-in capital	21,376	21,874
Accumulated other comprehensive loss	(2,902)	(2,680)
Accumulated deficit	(6,109)	(6,814)
Total stockholders' equity	13,462	13,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,171	64,742
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$691	(5,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,322	2,384
Impairment of goodwill	—	6,506
Deferred income taxes	220	244
Provision for uncollectible accounts	90	85
Net loss (gain) on early retirement of debt	86	(66)
Share-based compensation	89	76
Changes in current assets and liabilities:
Accounts receivable	(2)	(132)
Accounts payable	(227)	(266)
Accrued income and other taxes	(3)	20
Other current assets and liabilities, net	(203)	(233)
Retirement benefits	(62)	(8)
Changes in other noncurrent assets and liabilities, net	51	67
Other, net	(4)	—
Net cash provided by operating activities	3,048	2,883
INVESTING ACTIVITIES
Capital expenditures	(1,983)	(1,731)
Proceeds from sale of property, plant and equipment and other assets	84	26
Other, net	1	(12)
Net cash used in investing activities	(1,898)	(1,717)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,425	—
Payments of long-term debt	(3,696)	(760)
Net proceeds from revolving line of credit	825	100
Dividends paid	(562)	(554)
Other, net	(75)	(30)
Net cash used in financing activities	(1,083)	(1,244)
Net increase (decrease) in cash, cash equivalents and restricted cash	67	(78)
Cash, cash equivalents and restricted cash at beginning of period	1,717	518
Cash, cash equivalents and restricted cash at end of period	$1,784	440
Supplemental cash flow information:
Income taxes paid, net	$(20)	(22)
Interest paid (net of capitalized interest of $43 and $32)	$(828)	(1,050)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,763	410
Restricted cash included in Other current assets	3	3
Restricted cash included in Other, net noncurrent assets	18	27
Total	$1,784	440
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,098	1,090	1,090	1,080
Issuance of common stock through dividend reinvestment, incentive and benefit plans	(1)	—	7	10
Balance at end of period	1,097	1,090	1,097	1,090
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	21,634	22,575	21,874	22,852
Shares withheld to satisfy tax withholdings	(2)	(3)	(35)	(29)
Share-based compensation and other, net	20	44	99	77
Dividends declared	(276)	(274)	(562)	(558)
Balance at end of period	21,376	22,342	21,376	22,342
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,955)	(2,429)	(2,680)	(2,461)
Other comprehensive income (loss)	53	10	(222)	42
Balance at end of period	(2,902)	(2,419)	(2,902)	(2,419)
ACCUMULATED DEFICIT
Balance at beginning of period	(6,486)	(7,712)	(6,814)	(1,643)
Net income (loss)	377	371	691	(5,794)
Cumulative effect of adoption of ASU 2016-02, Leases, net $37 tax	—	—	—	96
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net of $2 tax	—	—	9	—
Other	—	1	5	1
Balance at end of period	(6,109)	(7,340)	(6,109)	(7,340)
TOTAL STOCKHOLDERS' EQUITY	$13,462	13,673	13,462	13,673
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25	0.50	0.50
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

Operating lease assets are included in Other, net under goodwill and other assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in Other under deferred credits and other liabilities on our consolidated balance sheets.

There were no book overdrafts included in accounts payable at June 30, 2020. Included in accounts payable at December 31, 2019 was $106 million representing book overdrafts.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our annual report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statements of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $204 million and $203 million for the three months ended June 30, 2020 and 2019, respectively, and $419 million and $423 million for the six months ended June 30, 2020 and 2019, respectively. The change has no impact on operating income (loss), net income (loss), or earnings (loss) per share in our consolidated statements of operations. Refer to our Form 8-K filing dated April 30, 2020 for further information.
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
Operating Lease Income

CenturyLink leases various dark fiber, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the three months ended June 30, 2020 and 2019, our gross rental income was $333 million and $205 million, respectively, which represents approximately 6% and 4%, respectively, of our operating revenue for the three months ended June 30, 2020 and 2019 and for the six months ended June 30, 2020 and 2019, our gross rental income was $666 million and $404 million, respectively, which represents 6% and 4%, respectively, of our operating revenue for the six months ended June 30, 2020 and 2019.

Recently Adopted Accounting Pronouncements

Financial Instruments

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments". The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires us to estimate the total credit losses expected on the portfolio of financial instruments.

We adopted ASU 2016-13 on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)". ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We do not believe the adoption will have a significant impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The ASU is intended to help stakeholders during the global market-wide reference rate transition period. Therefore, it will be in effect for a limited time through December 31, 2022. We are evaluating the optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued and the related impact on our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$21,469	21,534
Indefinite-life intangible assets	$269	269
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $10,430 and $9,809	6,934	7,596
Capitalized software, less accumulated amortization of $3,138 and $2,957	1,612	1,599
Trade names and patents, less accumulated amortization of $105 and $91	88	103
Total other intangible assets, net	$8,903	9,567

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

During the first half of 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that our fair values of our reporting units were less than their carrying values as of the period ended June 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause one or more of our reporting unit fair values to be less than its carrying value, resulting in potential impairments of our goodwill, which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments, including the length and severity of the pandemic and its long-term impacts on the overall economy.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2019 through June 30, 2020:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2019	$2,670	4,738	3,259	3,813	7,054	21,534
Effect of foreign currency exchange rate change and other	(65)	—	—	—	—	(65)
As of June 30, 2020	$2,605	4,738	3,259	3,813	7,054	21,469

Total amortization expense for intangible assets for the three months ended June 30, 2020 and 2019 totaled $440 million for each quarter, and for the six months ended June 30, 2020 and 2019 totaled $871 million and $869 million, respectively. As of June 30, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $44.0 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining six months)	$859
2021	1,233
2022	1,004
2023	923
2024	858

(3)  Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total revenue	$5,192	5,375	10,420	10,802
Adjustments for non-ASC 606 revenue (1)	(481)	(356)	(962)	(714)
Total revenue from contracts with customers	$4,711	5,019	9,458	10,088
______________________________________________________________________
(1)Includes regulatory revenue, lease revenue, sublease rental income and revenue from fiber capacity lease arrangements, none of which are within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables(1)	$2,112	2,194
Contract assets	109	130
Contract liabilities	927	1,028
______________________________________________________________________
(1)Reflects gross customer receivables of $2.2 billion and $2.3 billion, net of allowance for doubtful accounts of $110 million and $94 million, at June 30, 2020 and December 31, 2019, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2020, we recognized $59 million and $554 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020. During the three and six months ended June 30, 2019, we recognized $44 million and $534 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019.

Performance Obligations

As of June 30, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are unsatisfied (or partially satisfied) is approximately $5.5 billion. We expect to recognize approximately 88% of this revenue through 2022, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), and (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$320	220	329	198
Costs incurred	36	34	43	44
Amortization	(56)	(35)	(51)	(35)
End of period balance	$300	219	321	207

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$326	221	322	187
Costs incurred	85	70	100	78
Amortization	(111)	(72)	(101)	(58)
End of period balance	$300	219	321	207

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and 12 to 60 months for business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses" ("ASC 326") we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our current expected credit loss rate begins with the use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to move accounts receivable to credit loss. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions, and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions, and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

(Dollars in millions)	Business	Consumer	Total
Beginning balance at January 1, 2020 (1)	$58	37	95
Provision for expected losses	54	36	90
Write-offs charged against the allowance	(37)	(44)	(81)
Recoveries collected	11	11	22
Foreign currency exchange rate changes adjustment	(2)	—	(2)
Ending balance at June 30, 2020	$84	40	124
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of new credit loss standard.

For the six months ended June 30, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolio due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe are predominantly attributable to the current COVID-19 induced economic slowdown. The increases were partially offset by foreign currency exchange rate changes.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of CenturyLink, Inc. and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities	June 30, 2020	December 31, 2019
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
Revolving Credit Facility (3)	2.190%	2025	$1,075	250
Term Loan A (3)(4)	LIBOR + 2.00%	2025	1,137	1,536
Term Loan A-1 (3)(4)	LIBOR + 2.00%	2025	325	333
Term Loan B (3)(5)	LIBOR + 2.25%	2027	4,975	5,880
Senior note	4.000%	2027	1,250	—
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan (6)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.125% - 7.650%	2021 - 2042	7,645	8,696
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	4.250% - 5.625%	2022 - 2028	6,715	5,515
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	4,656	5,956
Term Loan (7)	LIBOR + 2.00%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	352
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,437	1,450
Finance lease and other obligations	Various	Various	202	222
Unamortized discounts, net			(48)	(52)
Unamortized debt issuance costs			(271)	(293)
Total long-term debt			34,299	34,694
Less current maturities (8)			(2,885)	(2,300)
Long-term debt, excluding current maturities			$31,414	32,394
______________________________________________________________________
(1)As of June 30, 2020.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)CenturyLink's credit agreement was amended as noted below, extending the maturity date of its (a) Term Loan A, Term Loan A-1 and Revolving Credit Facilities from 2022 to 2025 and (b) Term Loan B from 2025 to 2027.
(4)Term Loans A and A-1 had interest rates of 2.178% and 4.549% as of June 30, 2020 and December 31, 2019, respectively.

(5)Term Loan B had interest rates of 2.428% and 4.549% as of June 30, 2020 and December 31, 2019, respectively.
(6)The Tranche B 2027 Term Loan had an interest rate of 1.928% as of June 30, 2020 and 3.549% as of December 31, 2019, respectively.
(7)Qwest Corporation Term Loan had an interest rate of 2.180% as of June 30, 2020 and 3.800% as of December 31, 2019, respectively.
(8)See "Subsequent Event" for further details on the July 15, 2020 redemption of $1.2 billion of senior unsecured notes.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2020 (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2020 (remaining six months) (1)	$1,585
2021	2,419
2022	1,537
2023	1,800
2024	2,037
2025 and thereafter	25,240
Total long-term debt	$34,618
______________________________________________________________________
(1)See "—Subsequent Event" below.

Amended and Restated Credit Agreement

On January 31, 2020, CenturyLink, Inc. amended and restated its credit agreement dated June 19, 2017 (as so amended and restated, the “Amended Credit Agreement”). Coupled with CenturyLink’s prepayment on January 24, 2020 of $1.25 billion of indebtedness outstanding under its Term Loan B facility (using principally the net proceeds from its below-described sale of $1.25 billion of its 4.000% Senior Secured Notes due 2027), the Amended Credit Agreement then provided for approximately $8.699 billion in senior secured credit facilities, consisting of an approximately $1.166 billion Term Loan A credit facility, a $333 million Term Loan A-1 credit facility, a $5.0 billion Term Loan B credit facility and a $2.2 billion revolving credit facility (collectively, the “Amended Senior Secured Credit Facilities”).

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

Repayments

During the six months ended June 30, 2020, CenturyLink and its affiliates repurchased approximately $2.6 billion of their respective debt securities, which primarily included $1.25 billion of CenturyLink, Inc. credit agreement debt, $1.3 billion of Qwest Corporation senior notes and $78 million of CenturyLink, Inc. senior notes, which resulted in a loss of $86 million, including the modification of the Amended Credit Agreement discussed above.

In addition, during the six months ended June 30, 2020, (i) CenturyLink paid at maturity $973 million aggregate principal amount of its outstanding senior notes, (ii) CenturyLink made $62 million of scheduled amortization payments under its term loans and (iii) Qwest Corporation issued notices to redeem the remaining $300 million in outstanding principal amount of its 6.875% Notes due 2054, effective August 7, 2020.

New Issuances

On June 15, 2020, Level 3 Financing, Inc., issued $1.2 billion aggregate principal amount of its 4.250% Senior Notes due 2028 (the "2028 Notes"). As noted below, Level 3 Financing, Inc. used the net proceeds from this offering to redeem certain of its outstanding senior notes indebtedness. The 2028 Notes are (i) unconditionally guaranteed by Level 3 Parent, LLC, and (ii) expected to be unconditionally guaranteed by Level 3 Communications, LLC, upon receipt of all requisite material governmental authorizations.

On January 24, 2020, CenturyLink issued $1.25 billion aggregate principal amount of its 4.000% Senior Secured Notes due 2027 (the “2027 Notes”). As noted above, CenturyLink used the net proceeds from this offering to repay a portion of the outstanding indebtedness under its Term Loan B facility. The 2027 Notes are unconditionally guaranteed by each of CenturyLink's domestic subsidiaries that guarantee CenturyLink's Amended Credit Agreement. While the 2027 Notes are not secured by any of the assets of CenturyLink, certain of the note guarantees are secured by a first priority security interest in substantially all of the assets of such guarantors (including the stock of certain of their respective subsidiaries), which assets also secure obligations under the Amended Credit Agreement on a pari passu basis.

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

Compliance

As of June 30, 2020, CenturyLink, Inc, believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Subsequent Event

On July 15, 2020, the proceeds from the issuance of the 2028 Notes were used to fully redeem all $840 million aggregate of Level 3 Financing's outstanding 5.375% Senior Notes due 2022 and $360 million aggregate principal amount of Level 3 Financing's outstanding 5.625% Senior Notes due 2023.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2019	$89
Accrued to expense	44
Payments, net	(54)
Balance at June 30, 2020	$79

(7)  Employee Benefits

Net periodic benefit (income) expense for our combined pension plan includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost	$13	14	29	28
Interest cost	80	107	162	217
Expected return on plan assets	(149)	(153)	(298)	(309)
Recognition of prior service credit	(1)	(2)	(4)	(4)
Recognition of actuarial loss	52	56	102	113
Net periodic pension benefit (income) expense	$(5)	22	(9)	45
Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost	$3	4	7	8
Interest cost	20	28	40	55
Recognition of prior service cost	4	4	8	8
Net periodic post-retirement benefit expense	$27	36	55	71
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

(8) Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$377	371	691	(5,794)
Net income (loss) applicable to common stock for computing basic earnings per common share	377	371	691	(5,794)
Net income (loss) as adjusted for purposes of computing diluted earnings per common share	$377	371	691	(5,794)
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,097,586	1,090,342	1,095,278	1,086,966
Non-vested restricted stock	(18,111)	(19,001)	(17,523)	(16,856)
Weighted-average shares outstanding for computing basic earnings per common share	1,079,475	1,071,341	1,077,755	1,070,110
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	—
Shares issuable under incentive compensation plans	3,082	1,462	4,453	—
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	1,082,567	1,072,813	1,082,218	1,070,110
Basic earnings (loss) per common share	$0.35	0.35	0.64	(5.41)
Diluted earnings (loss) per common share (1)	$0.35	0.35	0.64	(5.41)
______________________________________________________________________
(1)For the six months ended June 30, 2019, we excluded from the calculation of diluted loss per share 2.4 million shares, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.
Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 8.7 million and 14.3 million for the three months ended June 30, 2020 and 2019, respectively, and 5.7 million and 9.9 million for the six months ended June 30, 2020 and 2019, respectively.

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

The three input levels in the hierarchy of fair value measurements defined by the Fair Value Measurement and Disclosure framework are generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$34,097	34,289	34,472	35,737
Interest rate swap contracts (see Note 10)	2	$148	148	51	51

(10) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not use derivative financial instruments for speculative purposes.

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

As of June 30, 2020 and December 31, 2019 we evaluated the effectiveness of our hedges qualitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

We are exposed to credit-related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor financial markets and the risk that our counterparties will default on their obligations as part of our quarterly qualitative effectiveness evaluation.

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlement payments are made throughout the term of the swaps.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at June 30, 2020 and December 31, 2019 as follows (in millions):

		June 30, 2020	December 31, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$148	51

The amount of unrealized losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Three Months Ended June 30,	$10	34
Six Months Ended June 30,	$116	57

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Three Months Ended June 30,	$16	—
Six Months Ended June 30,	$21	—

Amounts currently included in AOCI will be reflected as earnings prior to the settlement of these cash flow hedging contracts in 2022. We estimate that $81 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of June 30, 2020) will be reflected as earnings within the next twelve months.

(11)  Segment Information

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "Operations and Other", in the tables below. We reclassified certain prior period amounts to conform to the current period presentation, See Note 1— Background for further detail on these changes.

At June 30, 2020, we had the following five reportable segments:
•International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific;
•Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as public sector, which includes the U.S. Federal government, state and local governments and research and education institutions;
•Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners;
•Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and
•Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Additionally, Connect America Fund ("CAF") federal support revenue and other revenue from leasing and subleasing are reported in our consumer segment as regulatory revenue.

Product and Service Categories
We categorize our products and services revenue among the following four categories for the IGAM, Enterprise, SMB and Wholesale segments:
•IP and Data Services, which includes primarily VPN data networks, Ethernet, IP, content delivery and other ancillary services;
•Transport and Infrastructure, which includes wavelengths, dark fiber, private line, colocation and data center services, including cloud, hosting and application management solutions, professional services and other ancillary services;
•Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services, as well as VoIP services; and
•IT and Managed Services, which includes information technology services and managed services, which may be purchased in conjunction with our other network services.
We categorize our products and services revenue among the following four categories for the Consumer segment:
•Broadband, which includes high-speed, fiber based and lower speed DSL broadband services;
•Voice, which includes local and long-distance services;
•Regulatory Revenue, which consists of (i) CAF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and
•Other, which includes retail video services (including our linear and TV services), professional services and other ancillary services.

The following tables summarize our segment results for the three months ended June 30, 2020 and 2019 based on the segment categorization we were operating under at June 30, 2020.

	Three Months Ended June 30, 2020
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$386	623	263	320	—	1,592	—	1,592
Transport and Infrastructure	311	381	91	433	—	1,216	—	1,216
Voice and Collaboration	97	371	282	195	—	945	—	945
IT and Managed Services	55	58	10	—	—	123	—	123
Broadband	—	—	—	—	726	726	—	726
Voice	—	—	—	—	409	409	—	409
Regulatory	—	—	—	—	154	154	—	154
Other	—	—	—	—	27	27	—	27
Total revenue	849	1,433	646	948	1,316	5,192	—	5,192
Expenses:
Cost of services and products	232	463	99	132	42	968	1,264	2,232
Selling, general and administrative	61	135	109	16	119	440	455	895
Less: share-based compensation	—	—	—	—	—	—	(20)	(20)
Total expense	293	598	208	148	161	1,408	1,699	3,107
Total adjusted EBITDA	$556	835	438	800	1,155	3,784	(1,699)	2,085

	Three Months Ended June 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$409	632	271	337	—	1,649	—	1,649
Transport and Infrastructure	323	354	94	482	—	1,253	—	1,253
Voice and Collaboration	89	358	312	191	—	950	—	950
IT and Managed Services	56	65	11	2	—	134	—	134
Broadband	—	—	—	—	718	718	—	718
Voice	—	—	—	—	467	467	—	467
Regulatory	—	—	—	—	157	157	—	157
Other	—	—	—	—	47	47	—	47
Total revenue	877	1,409	688	1,012	1,389	5,375	—	5,375
Expenses:
Cost of services and products	232	434	102	140	51	959	1,284	2,243
Selling, general and administrative	67	141	115	15	137	475	485	960
Less: share-based compensation	—	—	—	—	—	—	(43)	(43)
Total expense	299	575	217	155	188	1,434	1,726	3,160
Total adjusted EBITDA	$578	834	471	857	1,201	3,941	(1,726)	2,215

The following tables summarize our segment results for the six months ended June 30, 2020 and 2019 based on the segment categorization we were operating under at June 30, 2020.

	Six Months Ended June 30, 2020
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$786	1,251	532	647	—	3,216	—	3,216
Transport and Infrastructure	627	761	180	880	—	2,448	—	2,448
Voice and Collaboration	188	727	572	378	—	1,865	—	1,865
IT and Managed Services	113	114	20	1	—	248	—	248
Broadband	—	—	—	—	1,448	1,448	—	1,448
Voice	—	—	—	—	830	830	—	830
Regulatory	—	—	—	—	310	310	—	310
Other	—	—	—	—	55	55	—	55
Total revenue	1,714	2,853	1,304	1,906	2,643	10,420	—	10,420
Expenses:
Cost of services and products	465	910	203	263	84	1,925	2,542	4,467
Selling, general and administrative	126	271	219	33	234	883	865	1,748
Less: share-based compensation	—	—	—	—	—	—	(89)	(89)
Total expense	591	1,181	422	296	318	2,808	3,318	6,126
Total adjusted EBITDA	$1,123	1,672	882	1,610	2,325	7,612	(3,318)	4,294

	Six Months Ended June 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$817	1,270	547	675	—	3,309	—	3,309
Transport and Infrastructure	632	701	189	977	—	2,499	—	2,499
Voice and Collaboration	178	724	629	386	—	1,917	—	1,917
IT and Managed Services	113	139	23	4	—	279	—	279
Broadband	—	—	—	—	1,440	1,440	—	1,440
Voice	—	—	—	—	944	944	—	944
Regulatory	—	—	—	—	314	314	—	314
Other	—	—	—	—	100	100	—	100
Total revenue	1,740	2,834	1,388	2,042	2,798	10,802	—	10,802
Expenses:
Cost of services and products	463	862	207	274	109	1,915	2,628	4,543
Selling, general and administrative	134	289	239	29	281	972	920	1,892
Less: share-based compensation	—	—	—	—	—	—	(76)	(76)
Total expense	597	1,151	446	303	390	2,887	3,472	6,359
Total adjusted EBITDA	$1,143	1,683	942	1,739	2,408	7,915	(3,472)	4,443

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:
•Network expenses not incurred as a direct result of providing services and products to segment customers;
•centrally managed expenses such as Operations, Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Operations and Other";
•depreciation and amortization expense or impairments;
•interest expense, because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments;
•stock-based compensation; and
•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total segment adjusted EBITDA	$3,784	3,941	7,612	7,915
Depreciation and amortization	(1,162)	(1,196)	(2,322)	(2,384)
Impairment of goodwill	—	—	—	(6,506)
Other operating expenses	(1,699)	(1,726)	(3,318)	(3,472)
Stock-based compensation	(20)	(43)	(89)	(76)
Operating income (loss)	903	976	1,883	(4,523)
Total other expense, net	(390)	(474)	(937)	(1,002)
Income (loss) before income taxes	513	502	946	(5,525)
Income tax expense	136	131	255	269
Net income (loss)	$377	371	691	(5,794)

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2020 aggregated to approximately $135 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Principal Proceedings

Shareholder Class Action Suit

CenturyLink and certain CenturyLink board members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserts claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink shareholders as a result of our acquisition of Level 3. It alleges that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the complaint. Plaintiffs appealed that decision, and the appeal is pending.

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

In November 2015, the federal court agreed with the LECs and rejected the IXCs' contention that federal law prohibits these particular access charges. Final judgments were entered in the consolidated lawsuits, and the IXCs appealed. In May 2020, the appellate court rendered a decision in favor of the LECs. Separately, some of the defendants, including CenturyLink's LECs, have petitioned the FCC to address these issues on an industry-wide basis.

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

The consumer putative class actions, the securities investor putative class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, we have agreed to settle the consumer putative class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. In the second quarter of 2019, we accrued for these obligations, and a portion of the administrative costs has been expended in 2020. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm claims to represent more than 22,000 potential class members. To the extent that a substantial number of class members meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, the Company could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

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

As previously disclosed, in the fourth quarter of 2019, we recorded an accrual with respect to the above-described settlements and other consumer litigation related matters.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure was $5 million at June 30, 2020.

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

We are vigorously contesting all such assessments in both states and, in particular, view the assessment of ICMS on revenue from equipment leasing to be without merit. These assessments, if upheld, could result in a loss of $37 million to as high as $52 million at June 30, 2020 in excess of the accruals established for these matters.

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

(13)  Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2020	December 31, 2019
	(Dollars in millions)
Prepaid expenses	$340	274
Income tax receivable	69	35
Materials, supplies and inventory	122	105
Contract assets	33	42
Contract acquisition costs	175	178
Contract fulfillment costs	111	115
Other	63	70
Total other current assets	$913	819

(14)  Accumulated Other Comprehensive Loss

Information Relating to 2020

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2020:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2019	$(2,229)	(184)	(228)	(39)	(2,680)
Other comprehensive loss before reclassifications	—	—	(230)	(88)	(318)
Amounts reclassified from accumulated other comprehensive loss	74	6	—	16	96
Net current-period other comprehensive income (loss)	74	6	(230)	(72)	(222)
Balance at June 30, 2020	$(2,155)	(178)	(458)	(111)	(2,902)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2020:

Three Months Ended June 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$16	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$11

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$52	Other income, net
Prior service cost	3	Other income, net
Total before tax	55
Income tax expense	(14)	Income tax expense
Net of tax	$41

Six Months Ended June 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$21	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$16

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$102	Other income, net
Prior service cost	4	Other income, net
Total before tax	106
Income tax expense	(26)	Income tax expense
Net of tax	$80
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.
Information Relating to 2019
        The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2019:

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

        The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2019

Three Months Ended June 30, 2019	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$56	Other income, net
Prior service cost	2	Other income, net
Total before tax	58
Income tax benefit	(14)	Income tax expense
Net of tax	$44

Six Months Ended June 30, 2019	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans (1)
Net actuarial loss	$113	Other income, net
Prior service cost	4	Other income, net
Total before tax	117
Income tax benefit	(29)	Income tax expense
Net of tax	$88
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.

(15)  Labor Union Contracts

As of June 30, 2020, approximately, 24% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 1% of our union-represented employees were subject to collective bargaining agreements that expired as of June 30, 2020 and are currently being renegotiated. Approximately 13% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the next 12 months.

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

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our business and residential customers. We believe we are among the largest providers of communications services to domestic and global enterprise customers and the second largest enterprise wireline telecommunications company in the United States, based on revenues. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of June 30, 2020, we had approximately 40,000 employees.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic, we have taken over the past several months a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees, to enable us to continue to provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:
•taking the FCC's "Keep Americans Connected Pledge," which obligated us in certain circumstances to waive late fees and to forego certain service terminations through the end of the second quarter of 2020;
•establishing new protocols for the safety of our on-site technicians and customers, including our "Safe Connections" program;
•adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel;
•continuously monitoring our network to enhance its ability to respond to changes in usage patterns;
•donating products or services in several of our communities to enhance their abilities to provide necessary support services; and
•taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the crisis continues, we may revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, the pandemic has (i) increased certain of our revenue streams and decreased others (including late fee revenue), and (ii) caused us to increase our allowances for credit losses. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions further deteriorate. The impact of the pandemic after the second quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "—Liquidity and Capital Resources — Overview of Sources and Uses of Cash," and "—Pension and Post-retirement Benefit Obligations."

Reporting Segments

Our reporting segments are organized by customer focus:
•International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific. IGAM works with large multinational organizations in support of their business and IT transformation strategies. With our extensive fiber network, and our ability to provide global networking solutions and a differentiated customer experience spanning the globe, we believe we are well-positioned to serve customers within this segment. This segment contains some of our largest customers which could result in revenue fluctuations driven by contract renegotiations or churn. We remain focused on investing globally to expand our reach, scale and technology to grow services that we can offer to our global and international customers;
•Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. Federal government, state and local governments and research and education institutions. We believe we have the ability to meet our enterprise customers' increasing needs for integrated data, broadband and voice services with our extensive product portfolio and our local approach to the market are differentiators. We seek revenue growth within our Enterprise segment by leveraging our extensive enterprise-focused fiber network to deliver dynamic solutions our customers require to meet their growing and evolving needs;
•Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We generally designate businesses as small or medium if they have fewer than 500 employees. With traditional voice services representing a significant portion of SMB segment revenues, we currently do not anticipate revenue growth for this segment. We believe by bringing products specific to meet the needs of this segment, adding fiber-fed on-net buildings and collaborating with our indirect channel partners, we will be better positioned to meet our SMB customers’ needs; and
•Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale segment contributes scale that we leverage in connection with serving our other customers. We plan to continue to partner with 5G wireless providers to support their growing needs for transmission capacity, which in turn will place our network closer to our customers. Nonetheless, we expect the relative contributions of our wholesale segment will decline over the longer term due to competitive pressures. In the meantime, we expect our wholesale segment will remain volatile from quarter to quarter given the relatively large size of wholesale customer contracts.

•Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. For this segment, we expect continued declines in revenues from our traditional voice services, as consumers continue their long-term migration towards alternative products and services, and from our video business, which we are no longer actively marketing to consumers. We are aggressively investing in fiber to drive higher average revenue per broadband customer to partially offset legacy voice and video declines. Additionally, we continue to invest in our own digital transformation to improve our service delivery and reduce our costs. At June 30, 2020, we served approximately 4.6 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies.
See Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our revenue among the following four product and services categories that we sell to business customers:
•IP and Data Services, which include primarily VPN data networks, Ethernet, IP, content delivery and other ancillary services;
•Transport and Infrastructure, which includes wavelengths, dark fiber, private line, colocation and data center services, including cloud, hosting and application management solutions, professional services and other ancillary services;
•Voice and Collaboration, which includes primarily local and long-distance voice, including wholesale voice, and other ancillary services, as well as VoIP services; and
•IT and Managed Services, which include information technology services and managed services, which may be purchased in conjunction with our other network services.
We categorize revenue among the following four categories that we sell to residential customers:
•Broadband, which includes high speed, fiber-based and lower speed DSL broadband services;
•Voice, which include local and long-distance services;
•Regulatory Revenue, which consist of (i) CAF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space; and
•Other, which include retail video services (including our linear TV services), professional services and other ancillary services.

Trends Impacting Our Operations

Our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:
•Customers’ demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.
•The increasingly digital environment and the growth in online video require robust, scalable network services.  We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.
•Businesses continue to adopt distributed, global operating models.  We are expanding and enhancing our fiber network, connecting more buildings to our network to generate revenue opportunities and reducing our reliance upon other carriers.
•Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for our traditional voice services and are pressuring some other revenue streams, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.
•Declines in our traditional wireline services have necessitated right-sizing our cost structures to remain competitive.

Additional trends impacting our segments are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations" we review the performance of our five reporting segments in more detail.

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts)
Operating revenue	$5,192	5,375	10,420	10,802
Operating expenses	4,289	4,399	8,537	15,325
Operating income (loss)	903	976	1,883	(4,523)
Total other expense, net	(390)	(474)	(937)	(1,002)
Income (loss) before income taxes	513	502	946	(5,525)
Income tax expense	136	131	255	269
Net income (loss)	$377	371	691	(5,794)
Basic earnings (loss) per common share	$0.35	0.35	0.64	(5.41)
Diluted earnings (loss) per common share	$0.35	0.35	0.64	(5.41)

For over a decade, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our other products and services. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:
•promote long-term relationships with our customers through bundling of integrated services;
•increase the size, capacity, speed and usage of our networks;
•provide a wide array of diverse services, including enhanced or additional services that may become available in the future due to, among other things, advances in technology or improvements in our infrastructure;
•provide our premium services to a higher percentage of our customers;
•pursue acquisitions of additional assets if available at attractive prices;
•increase prices on our products and services if and when practicable; and
•market our products and services to new customers.

Consolidated Revenue

        The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$1,592	1,649	(3)%
Transport and Infrastructure	1,216	1,253	(3)%
Voice and Collaboration	945	950	(1)%
IT and Managed Services	123	134	(8)%
Broadband	726	718	1%
Voice	409	467	(12)%
Regulatory	154	157	(2)%
Other	27	47	(43)%
Total operating revenue	$5,192	5,375	(3)%

	Six Months Ended June 30,		% Change
	2020	2019)
	(Dollars in millions)
IP and Data Services	$3,216	3,309	(3)%
Transport and Infrastructure	2,448	2,499	(2)%
Voice and Collaboration	1,865	1,917	(3)%
IT and Managed Services	248	279	(11)%
Broadband	1,448	1,440	1%
Voice	830	944	(12)%
Regulatory	310	314	(1)%
Other	55	100	(45)%
Total operating revenue	$10,420	10,802	(4)%

Our total operating revenue decreased by $183 million, or 3%, and $382 million, or 4%, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily due to revenue declines in all but one of our revenue categories. See our segment results below for additional information.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,232	2,243	—%
Selling, general and administrative	895	960	(7)%
Depreciation and amortization	1,162	1,196	(3)%
Goodwill impairment	—	—	nm
Total operating expenses	$4,289	4,399	(3)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,467	4,543	(2)%
Selling, general and administrative	1,748	1,892	(8)%
Depreciation and amortization	2,322	2,384	(3)%
Goodwill impairment	—	6,506	nm
Total operating expenses	$8,537	15,325	(44)%

_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $11 million, or less than 1%, and $76 million, or 2%, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in costs of services and products (exclusive of depreciation and amortization) for both periods was primarily due to reductions in salaries and wages and employee-related expense from lower headcount, lower Prism content costs and lower USF expenses. These reductions were partially offset by higher customer premises equipment costs from the inclusion of dedicated labor, network expenses, facility costs and space and power costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $65 million, or 7%, and $144 million, or 8%, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. The decrease in selling, general and administrative expenses for both periods was primarily due to (i) reductions in salaries and wages and employee-related expenses from lower headcount, (ii) lower property and other taxes and insurance and fees and (iii) higher gains on sale of assets. These positive changes were partially offset by higher professional fees and an increase in provision for expected credit losses.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$722	756	(4)%
Amortization	440	440	—%
Total depreciation and amortization	$1,162	1,196	(3)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$1,451	1,515	(4)%
Amortization	871	869	—%
Total depreciation and amortization	$2,322	2,384	(3)%

Depreciation expense decreased by $34 million, or 4%, and $64 million, or 4%, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily due to the impact of annual rate depreciable life changes of $60 million and $120 million, respectively, which was partially offset by net growth in depreciable assets of $39 million and $68 million, respectively.

Amortization expense remained unchanged and increased by $2 million, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019, respectively.

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

During the first half of 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us, and when considered with other factors, we have concluded it is not more likely than not that our fair values of our reporting units were less than their carrying values as of the period ended June 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause one or more of our reporting unit fair values to be less than its carrying value, resulting in potential impairments of our goodwill which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including the length and severity of the pandemic and its long-term impacts on the overall economy.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(414)	(518)	(20)%
Other income, net	24	44	(45)%
Total other expense, net	$(390)	(474)	(18)%
Income tax expense	$136	131	4%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(863)	(1,041)	(17)%
Other (loss) income, net	(74)	39	nm
Total other expense, net	$(937)	(1,002)	(6)%
Income tax expense	$255	269	(5)%
_____________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $104 million, or 20%, and $178 million, or 17%, for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. These decreases in interest expense were primarily due to (i) the decrease in average long-term debt from $35.1 billion to $34.5 billion and the decrease in the average interest rate of 5.90% to 5.04% for the three months ended June 30, 2019 compared to June 30, 2020, and (ii) the decrease in average long-term debt from $35.4 billion to $34.5 billion and the decrease in our average interest rate from 5.91% to 5.27% for the six months ended June 30, 2019 compared to June 30, 2020.

Other Income (Loss), Net

Other income (loss), net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from debt modifications or extinguishments or non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income, net decreased by $20 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily due to a loss on modification and extinguishment of debt in 2020 compared to a gain on extinguishment of debt in 2019, partially offset by higher sales and use tax refunds and foreign currency gains. Other (loss) income, net changed by $113 million for six months ended June 30, 2020 compared to June 30, 2019. This change was primarily due to a loss on modification and extinguishment of debt in 2020 compared to a gain on extinguishment of debt in 2019, partially offset by a decrease in pension expenses.

Income Tax Expense

For the three and six months ended June 30, 2020, our effective income tax rate was 26.5% and 27.0%, respectively and for the three and six months ended June 30, 2019, our effective income tax rate was 26.1% and (4.9)%, respectively. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the goodwill impairment, which is not deductible for tax purposes. Without the goodwill impairment, the rate would have been 27.4%.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenue
International and Global Accounts	$849	877	1,714	1,740
Enterprise	1,433	1,409	2,853	2,834
Small and Medium Business	646	688	1,304	1,388
Wholesale	948	1,012	1,906	2,042
Consumer	1,316	1,389	2,643	2,798
Total operating revenue	$5,192	5,375	10,420	10,802

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Adjusted EBITDA
International and Global Accounts	$556	578	1,123	1,143
Enterprise	835	834	1,672	1,683
Small and Medium Business	438	471	882	942
Wholesale	800	857	1,610	1,739
Consumer	1,155	1,201	2,325	2,408
Total segment EBITDA	3,784	3,941	7,612	7,915
Operations and Other EBITDA	(1,699)	(1,726)	(3,318)	(3,472)
Total adjusted EBITDA	$2,085	2,215	4,294	4,443

For additional information on our reportable segments and product and services categories, see Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

International and Global Accounts Management Segment

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$386	409	(6)%
Transport and Infrastructure	311	323	(4)%
Voice and Collaboration	97	89	9%
IT and Managed Services	55	56	(2)%
Total revenue	849	877	(3)%
Expenses:
Total expense	293	299	(2)%
Total adjusted EBITDA	$556	578	(4)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$786	817	(4)%
Transport and Infrastructure	627	632	(1)%
Voice and Collaboration	188	178	6%
IT and Managed Services	113	113	—%
Total revenue	1,714	1,740	(1)%
Expenses:
Total expense	591	597	(1)%
Total adjusted EBITDA	$1,123	1,143	(2)%

Three and Six Months Ended June 30, 2020 Compared to the same periods Ended June 30, 2019

Segment revenue decreased $28 million, or 3%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and $26 million, or 1%, for the six months ended June 30, 2020 compared to the same period ended June 30, 2019. Excluding the impact of foreign currency fluctuations, segment revenue decreased $5 million, or less than 1%, for the three months ended June 30, 2020 compared to June 30, 2019, and increased $6 million, or less than 1%, for the six months ended June 30, 2020 compared to June 30, 2019, primarily due to the following factors:
•For both periods, IP and Data Services declined primarily due to reduced rates and lower Vyvx traffic due to less live events during the pandemic;
•for both periods, Transport and Infrastructure decreased due primarily to a decline in private line customers, partially offset by increased demand for dark fiber from our large customers; and
•for both periods, Voice and Collaboration increased due to higher usage primarily attributable to higher call volumes due to pandemic-induced social distancing and business closures.
Segment expenses decreased by $6 million, or 2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $6 million, or 1%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to lower headcount related costs, partially offset by higher cost of revenue.

Segment adjusted EBITDA as a percentage of revenue was 65% and 66% for the three and six months ended June 30, 2020 and 66% for both periods in 2019, respectively.

Enterprise Segment

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$623	632	(1)%
Transport and Infrastructure	381	354	8%
Voice and Collaboration	371	358	4%
IT and Managed Services	58	65	(11)%
Total revenue	1,433	1,409	2%
Expenses:
Total expense	598	575	4%
Total adjusted EBITDA	$835	834	—%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$1,251	1,270	(1)%
Transport and Infrastructure	761	701	9%
Voice and Collaboration	727	724	—%
IT and Managed Services	114	139	(18)%
Total revenue	2,853	2,834	1%
Expenses:
Total expense	1,181	1,151	3%
Total adjusted EBITDA	$1,672	1,683	(1)%

Three and Six Months Ended June 30, 2020 Compared to the same periods Ended June 30, 2019

Segment revenue increased $24 million, or 2%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $19 million, or 1%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 due to the following factors:
•For both periods, Transport and Infrastructure increased primarily due to increased demand for our professional services by our federal governmental customers;
•for both periods, Voice and Collaboration growth was primarily driven by increased call volumes due to COVID-19;
•for both periods, IP and Data Services declined primarily driven by customers migrating off of traditional wireline services to more technologically advanced lower-rate services; and
•for the six month period, IT and Managed Services declined due to churn in legacy managed services.

Segment expenses increased by $23 million, or 4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $30 million, or 3%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to higher cost of revenue partially offset by lower headcount related costs.

Segment adjusted EBITDA as a percentage of revenue was 58% and 59% for the three and six months ended June 30, 2020 and 59% for both the three and six months ended June 30, 2019.

Small and Medium Business Segment

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$263	271	(3)%
Transport and Infrastructure	91	94	(3)%
Voice and Collaboration	282	312	(10)%
IT and Managed Services	10	11	(9)%
Total revenue	646	688	(6)%
Expenses:
Total expense	208	217	(4)%
Total adjusted EBITDA	$438	471	(7)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$532	547	(3)%
Transport and Infrastructure	180	189	(5)%
Voice and Collaboration	572	629	(9)%
IT and Managed Services	20	23	(13)%
Total revenue	1,304	1,388	(6)%
Expenses:
Total expense	422	446	(5)%
Total adjusted EBITDA	$882	942	(6)%

Three and Six Months Ended June 30, 2020 Compared to the same periods Ended June 30, 2019

Segment revenue decreased $42 million, or 6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $84 million, or 6%, for the six months ended June 30, 2020 compared to six months ended June 30, 2019, primarily due to the following factors:
•For both periods, Voice and Collaboration decreased due to continued declines in traditional voice TDM services, partially offset by growth in Collaboration due to higher call volumes due to pandemic-induced social distancing and business closures;
•for both periods, IT and Managed services declined mainly due to customer churn;

•for both periods, Transport and Infrastructure declined due to continued reductions in demand for our low speed broadband service; and
•for both periods, IP and Data declined primarily due to lower rates.
Segment expenses decreased by $9 million, or 4%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $24 million, or 5%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower cost of revenue and lower employee-related costs.

Segment adjusted EBITDA as a percentage of revenue was 68% for the three and six months ended June 30, 2020 and the three and six months ended June 30, 2019.

Wholesale Segment

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$320	337	(5)%
Transport and Infrastructure	433	482	(10)%
Voice and Collaboration	195	191	2%
IT and Managed Services	—	2	nm
Total revenue	948	1,012	(6)%
Expenses:
Total expense	148	155	(5)%
Total adjusted EBITDA	$800	857	(7)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$647	675	(4)%
Transport and Infrastructure	880	977	(10)%
Voice and Collaboration	378	386	(2)%
IT and Managed Services	1	4	(75)%
Total revenue	1,906	2,042	(7)%
Expenses:
Total expense	296	303	(2)%
Total adjusted EBITDA	$1,610	1,739	(7)%

Three and Six Months Ended June 30, 2020 Compared to the same periods Ended June 30, 2019

Segment revenue decreased $64 million, or 6%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $136 million, or 7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the following factors:
•For both periods, Transport and Infrastructure decreased due to continued declines in traditional private line services and customer network consolidation and grooming efforts;

•For the three month period, Voice and Collaboration growth was primarily driven by increased call volumes due to COVID-19;
•For the six month period, Voice and Collaboration declined due to market rate compression combined with lower customer volumes, partially offset by increased call volumes due to COVID-19; and
•For the six month period, IT and Managed services declined due to customer churn.
Segment expenses decreased by $7 million, or 5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $7 million, or 2%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to lower cost of revenue and continued network grooming efforts combined with lower employee-related costs.

Segment adjusted EBITDA as a percentage of revenue was 84% for both the three and six months ended June 30, 2020 and 85% for both the three and six months ended June 30, 2019.

Consumer Segment

	Three Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
Broadband	$726	718	1%
Voice	409	467	(12)%
Regulatory	154	157	(2)%
Other	27	47	(43)%
Total revenue	1,316	1,389	(5)%
Expenses:
Total expense	161	188	(14)%
Total adjusted EBITDA	$1,155	1,201	(4)%

	Six Months Ended June 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
Broadband	$1,448	1,440	1%
Voice	830	944	(12)%
Regulatory	310	314	(1)%
Other	55	100	(45)%
Total revenue	2,643	2,798	(6)%
Expenses:
Total expense	318	390	(18)%
Total adjusted EBITDA	$2,325	2,408	(3)%

Three and Six Months Ended June 30, 2020 Compared to the same periods Ended June 30, 2019

Segment revenue decreased $73 million, or 5%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $155 million, or 6%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to the following factors:
•For both periods, Regulatory and Other decreased due to the deemphasis of our Prism video product and lower state support revenue;
•for both periods, Voice declined due to continued legacy voice customer losses; and
•for both periods, Broadband increase was driven by speed mix improvements and higher rates.

Segment expenses decreased by $27 million, or 14%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, and $72 million, or 18%, for the six months ended June 30, 2020 compared to the same period in 2019, primarily due to lower Prism content costs, lower employee-related costs and decreased marketing expenses.

Segment adjusted EBITDA as a percentage of revenue was 88% for both the three and six months ended June 30, 2020 and 86% for both the three and six months ended June 30, 2019.

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

At June 30, 2020, we held cash and cash equivalents of $1.8 billion (including cash held to fund redemptions of $1.5 billion aggregate principal amount of debt securities scheduled for July 15, 2020 and August 7, 2020), and we had $1.1 billion of borrowing capacity available under our revolving credit facility. We had approximately $121 million of cash and cash equivalents outside the United States at June 30, 2020. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

In response to COVID-19, the U.S. Congress passed the CARES Act on March 27, 2020. The CARES Act favorably impacted our liquidity by $41 million as a result of allowing us to receive a full refund of the alternative minimum tax credit carryforward in 2020, as compared to receiving the refund in phases over the next few years in accordance with the Tax Cuts and Jobs Act. Additionally, under the CARES Act we can defer our payroll tax payments estimated at $135 million for the full year of 2020.

Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic securities repurchases, periodic pension contributions and other benefits payments.

For the twelve-month period ended June 30, 2021, our projected fixed commitments include (i) $125 million of scheduled term loan amortization payments, (ii) $29 million of finance lease and other fixed payments and (iii) $1.2 billion of debt maturities (after giving effect to our payments on July 15, 2020 and August 7, 2020 totaling $1.5 billion of debt maturities described in Note 5—Long-Term Debt and Credit Facilities). We do not anticipate that the COVID-19 pandemic will interfere with our ability to discharge these obligations over the next year.

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

On July 15, 2020, we redeemed $1.2 billion aggregate principal amount of Level 3 Financing Inc.'s outstanding senior notes. In addition, on August 7, 2020, we anticipate redeeming the remaining $300 million in outstanding principal amount of Qwest Corporation's 6.875% Notes due 2054. See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.

As of June 30, 2020, the credit ratings for the senior secured and unsecured debt of CenturyLink, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
CenturyLink, Inc.:
Unsecured	B2	B+	BB
Secured	Ba3	BBB-	BB+

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+
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

Net Operating Loss Carryforwards

As of December 31, 2019, CenturyLink had approximately $6.2 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code ("Code") and related U.S. Treasury Department regulations. In the first half of 2019, we entered into and subsequently restated a Section 382 rights agreement designed to safeguard through late 2020 our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current estimates of 2020 earnings, we estimate our cash income tax liability related to 2020 will be approximately $100 million.

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

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, de-leveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2020 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $273 million based on the number of our current outstanding shares (which figure (i) assumes no increases or decrease in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards and (ii) excludes one-time dividend costs we periodically incur in connection with releasing escrowed dividend payments upon the vesting of performance-based equity incentive awards, which was $13 million during six months ended June 30, 2020). See

Risk Factors—"Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Revolving Facilities and Other Debt Instruments

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 (as so amended and restated, the "Amended Credit Agreement") to, among other things, extend the debt maturities of the revolving credit and term loan facilities established thereunder, to lower interest rates payable thereunder, and to amend the amounts owed under each of the facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

At June 30, 2020, we had $82 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility.

Additionally, as of June 30, 2020, we had outstanding letters of credit or other similar obligations of approximately $17 million of which $12 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under the Amended Credit Agreement, CenturyLink is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report.

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

The capital markets have been volatile during 2020, primarily as a result of the COVID-19 outbreak. Federal governmental actions to stimulate the economy have significantly impacted interest rates. These events could ultimately affect the funding levels of our pension plans and calculations of our liabilities under our pension and other post-employment benefit plans.

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

Connect America Fund

As a result of accepting CAF Phase II support payments, we are receiving substantial support payments under a program that will soon lapse. Moreover, we must meet certain specified infrastructure buildout requirements in 33 states which will obligate us to continue making substantial capital expenditures. We cannot provide any assurances that we will be able to timely meet our mandated buildout requirements.

On January 30, 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to follow the CAF Phase II program. Through Phase I of the RDOF, the FCC plans to award up to $16.0 billion in support payments over 10 years to bring broadband to certain specified high-cost U.S. markets lacking adequate broadband service. The FCC plans to select Phase I support recipients through a multi-round reverse auction scheduled to begin in late 2020, and to commence making support payments to winning bidders on January 1, 2022. In its January order, the FCC also clarified that CAF II recipients, like us, may elect to receive an additional year of CAF Phase II funding in 2021. We have filed an initial short-form application with the FCC to participate in the RDOF Phase I auction. Until the FCC acts upon our application, we cannot provide any assurance that we will be granted an opportunity to participate in the RDOF program.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our annual report on Form 10-K for the year ended December 31, 2019, (ii) "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of the same annual report and (iii) Item 1A of Part II of this report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$3,048	2,883	165
Net cash used in investing activities	$(1,898)	(1,717)	181
Net cash used in financing activities	$(1,083)	(1,244)	(161)

Operating Activities

Net cash provided by operating activities increased by $165 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increased collections on accounts receivable and decreased payments on accounts payable partially offset by increases in cash payments for retirement benefits and other tax payments. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in our investing activities increased by $181 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 substantially due to an increase in capital expenditures partially offset by increased proceeds from the sale of property, plant and equipment and other assets.

Financing Activities

Net cash used in financing activities decreased $161 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, primarily due to increases in net proceeds from issuance of long-term debt and net proceeds from our revolving line of credit partially offset by increases in payments of long-term debt.

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

Market Risk

As of June 30, 2020, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2020, we did not hold or issue derivative financial instruments for trading or speculative purposes.

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

As of June 30, 2020, we had approximately $10.7 billion floating rate debt potentially subject to the London Inter-Bank Offered Rate (LIBOR), $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $6.7 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $67 million.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Our European subsidiaries and certain Latin American subsidiaries use the local currency as their functional currency, as the majority of their revenue and purchases are transacted in their local currencies. Certain Latin American countries previously designated as highly inflationary economies use the U.S. dollar as their functional currency. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could adversely impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 19—Commitments and Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our annual report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or furnishes under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report, (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, and (iii) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which are amended and restated in their entirety below.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on our operating results and financial condition.
An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition.
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time, including due to shutdowns or related restrictions that may be requested or mandated by governmental authorities (such as the shutdown of events or businesses from which we previously earned revenues). Future events regarding the pandemic, which are unpredictable and beyond our control, will ultimately impact our operations and results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay us in a timely manner, the impact on other third parties upon which we are materially reliant, impacts on our workforce, impacts upon performance risk under our contracts, and impacts on our supply chains or distribution channels for our products and services. Such future uncertain and unpredictable developments include:

•The duration, extent and severity of the pandemic. The ultimate impact of the pandemic will depend on various medical factors that are currently unknown, including (i) whether or when the current pandemic will abate, (ii) whether, when or to what extent additional outbreaks may arise or return, (iii) the effectiveness of current or future mitigation steps, and (iv) whether or when treatments or vaccines will be developed to ameliorate or staunch the pandemic.

•The response of governmental and nongovernmental authorities. Many governmental and nongovernmental bodies have taken action in response to the pandemic that has depressed economic activity. In the United States and many other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended, rescinded or reimposed. The pandemic has also led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

•Impacts to economic and market conditions. Continuing uncertainties related to the duration and intensity of the pandemic will likely continue to create substantial disruptions and volatility in global, national, regional and local economies and markets. These disruptions could (i) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (ii) continue to result in changes in spending patterns or reduced demand for certain of our products and services, (iii) cause us to delay, change or fail to attain our operating, capital spending or transformational plans, (iv) result in future changes in tax rates, (v) increase the risk of litigation and (vi) otherwise render it more difficult or impossible to implement our operational or strategic plans.

•Impacts on stock prices. Since the outbreak of the pandemic in the U.S., our stock has traded at prices lower than pre-pandemic levels. Continuing uncertainty regarding the impact of the pandemic on our business could constrain the future trading price of our stock.

•Impacts to capital markets. Shortly after COVID-19 began its worldwide spread, domestic and worldwide capital markets experienced periods of instability or unpredictability, particularly for non-investment grade issuers. Legislative bodies and reserve banks have taken various actions in response to the pandemic that have impacted the capital markets, and we expect that these efforts could continue. We are materially reliant upon the capital markets to access funding necessary to refinance our outstanding indebtedness. If the economic disruptions caused by COVID-19 continue to interfere with the operations of the capital markets, our access to cash to refinance our debt or to fund our other cash requirements could be materially adversely affected.

In addition, responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as more of our employees work remotely and otherwise continue to disrupt our business operations. Moreover, if the pandemic ultimately materially reduces our cash flows, we may need to re-evaluate our capital allocation plans, especially if increased broadband usage increases our need to invest in our network to remain competitive.
If the pandemic intensifies or economic conditions further deteriorate, the adverse impact the pandemic has on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019. In particular, persistent depressed trading prices for our stock or further deterioration of global economic conditions could increase the possibility that we will incur a future goodwill impairment, as discussed in greater detail in Footnote 2 and Item 2 of Part I of this report.
We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition
The precautionary measures described in this report that we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2020 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Apr-20	47,490	$9.42
May-20	71,155	9.78
Jun-20	119,978	10.32
Total	238,623

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1
Indenture, dated June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on June 15, 2020).

10.1
Amended and Restated CenturyLink, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on May 22, 2020).

31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the period ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
* Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2020.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)