Form 10-Q
period 2020-09-30
CENTURYLINK, INC
filed 2020-11-05
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-7784

CENTURYLINK, INC.
(Exact name of registrant as specified in its charter)

Louisiana		72-0651161
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
100 CenturyLink Drive,
Monroe,	Louisiana	71203
(Address of principal executive offices)		(Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	LUMN	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On October 30, 2020, there were 1,097,131,230 shares of common stock outstanding.

Special Note Regarding Name Change

On September 14, 2020, we announced the “Lumen” brand launch and effective September 18, 2020, began trading under the ticker symbol “LUMN”. As a result, CenturyLink, Inc. is referred to as “Lumen Technologies”, or simply “Lumen”. The legal name “CenturyLink, Inc.” is expected to be formally changed to “Lumen Technologies, Inc.” upon satisfying all applicable legal requirements.

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

•statements concerning the anticipated impact of our transactions, investments, product development, participation in government programs, and other initiatives, including synergies or costs associated with these initiatives;

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

•our ability to obtain approvals to implement our new brand name change;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, communications, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those that might occur after the U.S. elections on November 3, 2020;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTURYLINK, INC.
(doing business as Lumen Technologies)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$5,167	5,350	15,587	16,152
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,236	2,334	6,703	6,877
Selling, general and administrative	850	831	2,598	2,723
Depreciation and amortization	1,193	1,235	3,515	3,619
Goodwill impairment	—	—	—	6,506
Total operating expenses	4,279	4,400	12,816	19,725
OPERATING INCOME (LOSS)	888	950	2,771	(3,573)
OTHER (EXPENSE) INCOME
Interest expense	(409)	(496)	(1,272)	(1,537)
Other income (loss), net	1	(44)	(73)	(5)
Total other expense, net	(408)	(540)	(1,345)	(1,542)
INCOME (LOSS) BEFORE INCOME TAXES	480	410	1,426	(5,115)
Income tax expense	114	108	369	377
NET INCOME (LOSS)	$366	302	1,057	(5,492)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$0.34	0.28	0.98	(5.13)
DILUTED	$0.34	0.28	0.98	(5.13)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,080,505	1,072,543	1,078,672	1,070,921
DILUTED	1,085,666	1,074,790	1,083,368	1,070,921
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
(doing business as Lumen Technologies)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$366	302	1,057	(5,492)
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(12), $(13), $(37) and $(41) tax	38	41	115	126
Change in net prior service cost, net of $—, $(1), $(1) and $(2) tax	1	2	4	5
Curtailment loss, net of $(1), $— , $(1), and $— tax	3	—	3	—
Reclassification of realized loss on interest rate swaps to net income, net of $(5), $—, $(10) and $— tax	15	—	31	—
Unrealized holding gain (loss) on interest rate swaps, net of $—, $3, $28 and $17 tax	1	(11)	(87)	(54)
Foreign currency translation adjustment and other, net of $(21), $22, $(2) and $24 tax	49	(112)	(181)	(115)
Other comprehensive income (loss)	107	(80)	(115)	(38)
COMPREHENSIVE INCOME (LOSS)	$473	222	942	(5,530)
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
(doing business as Lumen Technologies)
CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$526	1,690
Accounts receivable, less allowance of $156 and $106	2,143	2,259
Other	835	819
Total current assets	3,504	4,768
Property, plant and equipment, net of accumulated depreciation of $30,921 and $29,346	26,290	26,079
GOODWILL AND OTHER ASSETS
Goodwill	21,476	21,534
Other intangible assets, net	8,563	9,567
Other, net	2,766	2,794
Total goodwill and other assets	32,805	33,895
TOTAL ASSETS	$62,599	64,742
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,487	2,300
Accounts payable	1,364	1,724
Accrued expenses and other liabilities
Salaries and benefits	898	1,037
Income and other taxes	378	311
Current operating lease liabilities	401	416
Interest	278	280
Other	335	386
Current portion of deferred revenue	738	804
Total current liabilities	5,879	7,258
LONG-TERM DEBT	31,105	32,394
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,232	2,918
Benefit plan obligations, net	4,345	4,594
Other	4,349	4,108
Total deferred credits and other liabilities	11,926	11,620
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,097,237 and 1,090,058 shares	1,097	1,090
Additional paid-in capital	21,130	21,874
Accumulated other comprehensive loss	(2,795)	(2,680)
Accumulated deficit	(5,743)	(6,814)
Total stockholders' equity	13,689	13,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$62,599	64,742
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
(doing business as Lumen Technologies)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$1,057	(5,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,515	3,619
Impairment of goodwill	—	6,516
Deferred income taxes	315	350
Provision for uncollectible accounts	137	116
Net loss (gain) on early retirement of debt	78	(70)
Share-based compensation	120	114
Changes in current assets and liabilities:
Accounts receivable	(34)	(7)
Accounts payable	(325)	(265)
Accrued income and other taxes	90	131
Other current assets and liabilities, net	(408)	(323)
Retirement benefits	(96)	(24)
Changes in other noncurrent assets and liabilities, net	287	72
Other, net	106	34
Net cash provided by operating activities	4,842	4,771
INVESTING ACTIVITIES
Capital expenditures	(2,971)	(2,688)
Proceeds from sale of property, plant and equipment and other assets	119	54
Other, net	12	(37)
Net cash used in investing activities	(2,840)	(2,671)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	3,257	988
Payments of long-term debt	(6,334)	(1,459)
Net proceeds from revolving line of credit	825	150
Dividends paid	(837)	(829)
Other, net	(83)	(37)
Net cash used in financing activities	(3,172)	(1,187)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,170)	913
Cash, cash equivalents and restricted cash at beginning of period	1,717	518
Cash, cash equivalents and restricted cash at end of period	$547	1,431
Supplemental cash flow information:
Income taxes refunded, net	$51	54
Interest paid (net of capitalized interest of $60 and $42)	$(1,254)	(1,506)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$526	1,404
Restricted cash included in Other current assets	3	3
Restricted cash included in Other, net noncurrent assets	18	24
Total	$547	1,431
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
(doing business as Lumen Technologies)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,097	1,090	1,090	1,080
Issuance of common stock through dividend reinvestment, incentive and benefit plans	—	—	7	10
Balance at end of period	1,097	1,090	1,097	1,090
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	21,376	22,342	21,874	22,852
Shares withheld to satisfy tax withholdings	(4)	(6)	(39)	(35)
Share-based compensation and other, net	33	38	132	115
Dividends declared	(275)	(273)	(837)	(831)
Balance at end of period	21,130	22,101	21,130	22,101
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,902)	(2,419)	(2,680)	(2,461)
Other comprehensive income (loss)	107	(80)	(115)	(38)
Balance at end of period	(2,795)	(2,499)	(2,795)	(2,499)
ACCUMULATED DEFICIT
Balance at beginning of period	(6,109)	(7,321)	(6,814)	(1,643)
Net income (loss)	366	302	1,057	(5,492)
Cumulative effect of adoption of ASU 2016-02, Leases, net $37 tax	—	—	—	115
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit losses, net of $2 tax	—	—	9	—
Other	—	1	5	2
Balance at end of period	(5,743)	(7,018)	(5,743)	(7,018)
TOTAL STOCKHOLDERS' EQUITY	$13,689	13,674	13,689	13,674
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25	0.75	0.75
See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
(doing business as Lumen Technologies)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us" and "our" refer to CenturyLink, Inc. (doing business as Lumen Technologies) and its consolidated subsidiaries, unless the context otherwise requires and except in Note 5—Long-Term Debt and Credit Facilities, where such references refer solely to CenturyLink, Inc. References in the Notes to "Level 3" refer Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., which we acquired on November 1, 2017.

(1) Background

General

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our business and residential customers. Our specific products and services are detailed in Note 11—Segment Information

Basis of Presentation

Our consolidated balance sheet as of December 31, 2019, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC. However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first nine months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There were no book overdrafts included in accounts payable at September 30, 2020. Included in accounts payable at December 31, 2019 was $106 million representing book overdrafts.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1 — Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statements of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $253 million and $256 million for the three months ended September 30, 2020 and 2019, respectively, and $672 million and $679 million for the nine months ended September 30, 2020 and 2019, respectively. The change has no impact on operating income (loss), net income (loss), or earnings (loss) per share in our consolidated statements of operations. Refer to our Form 8-K filing dated April 30, 2020 for further information.
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
Operating Lease Income

Lumen Technologies leases various dark fiber, office facilities, switching facilities and other network sites to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For the three months ended September 30, 2020 and 2019, our gross rental income was $332 million and $202 million, respectively, which represents approximately 6% and 4%, respectively, of our operating revenue for the three months ended September 30, 2020 and 2019 and for the nine months ended September 30, 2020 and 2019, our gross rental income was $998 million and $606 million, respectively, which represents 6% and 4%, respectively, of our operating revenue for the nine months ended September 30, 2020 and 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). The primary impact of ASU 2016-13 for us is a change in the model for the recognition of credit losses related to our financial instruments from an incurred loss model, which recognized credit losses only if it was probable that a loss had been incurred, to an expected loss model, which requires us to estimate the total credit losses expected on the portfolio of financial instruments.

We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of tax effect. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. We do not believe the adoption will have a significant impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. We are evaluating ASU 2020-04's applicability to relevant transactions referencing the London Inter-bank Offering Rate ("LIBOR") or another reference rate expected to be discontinued and the resulting impact on our consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Goodwill	$21,476	21,534
Indefinite-life intangible assets	$278	269
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $10,742 and $9,809	6,633	7,596
Capitalized software, less accumulated amortization of $3,232 and $2,957	1,567	1,599
Trade names and patents, less accumulated amortization of $113 and $91	85	103
Total other intangible assets, net	$8,563	9,567

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

During 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us and, when considered with other factors, we have concluded it is not more likely than not that the fair values of our reporting units were less than their carrying values as of the period ended September 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause one or more of our reporting unit fair values to be less than its carrying value, resulting in potential impairments of our goodwill, which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments, including the length and severity of the pandemic and its long-term impacts on the overall economy.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2019 through September 30, 2020:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2019	$2,670	4,738	3,259	3,813	7,054	21,534
Effect of foreign currency exchange rate change and other	(51)	—	(7)	—	—	(58)
As of September 30, 2020	$2,619	4,738	3,252	3,813	7,054	21,476

Total amortization expense for intangible assets for the three months ended September 30, 2020 and 2019 totaled $443 million and $438 million, respectively, and for both the nine months ended September 30, 2020 and 2019 totaled $1.3 billion. As of September 30, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $44.1 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2020 through 2024 will be as follows:

(Dollars in millions)
2020 (remaining three months)	$418
2021	1,252
2022	1,019
2023	934
2024	867

(3) Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total revenue	$5,167	5,350	15,587	16,152
Adjustments for non-ASC 606 revenue (1)	(481)	(355)	(1,443)	(1,069)
Total revenue from contracts with customers	$4,686	4,995	14,144	15,083
______________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables(1)	$2,070	2,194
Contract assets	104	130
Contract liabilities	918	1,028
______________________________________________________________________
(1)Reflects gross customer receivables of $2.2 billion and $2.3 billion, net of allowance for doubtful accounts of $140 million and $94 million, at September 30, 2020 and December 31, 2019, respectively.
Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2020, we recognized $58 million and $612 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020. During the three and nine months ended September 30, 2019, we recognized $47 million and $581 million, respectively, of revenue that was included in contract liabilities as of January 1, 2019.

Performance Obligations

As of September 30, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $5.4 billion. We expect to recognize approximately 85% of this revenue through 2022, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$300	219	321	207
Costs incurred	45	35	48	41
Amortization	(53)	(37)	(50)	(32)
End of period balance	$292	217	319	216

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$326	221	322	187
Costs incurred	130	105	148	119
Amortization	(164)	(109)	(151)	(90)
End of period balance	$292	217	319	216

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of 30 months for consumer customers and 12 to 60 months for business customers. Amortized fulfillment costs are included in cost of services and products, and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next twelve months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses" we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to update our current loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. The historical, current, and expected credit loss rates are combined and applied to period end accounts receivable, which results in our allowance for credit losses.

If there is a deterioration of a customer's financial condition or if future default rates in general differ from currently anticipated default rates (including changes caused by COVID-19), we may need to adjust the allowance for credit losses, which would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

(Dollars in millions)	Business	Consumer	Total
Beginning balance at January 1, 2020 (1)	$58	37	95
Provision for expected losses	82	55	137
Write-offs charged against the allowance	(53)	(52)	(105)
Recoveries collected	18	13	31
Foreign currency exchange rate changes adjustment	(2)	—	(2)
Ending balance at September 30, 2020	$103	53	156
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of new credit loss standard.

For the nine months ended September 30, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolios due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe were predominantly attributable to the COVID-19 induced economic slowdown. We believe that decreased write-offs (net of recoveries) driven by COVID-19 regulations and programs have further contributed to an increase in our allowance for credit losses.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of Lumen Technologies and its subsidiaries, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities(1)	September 30, 2020	December 31, 2019
			(Dollars in millions)
Senior Secured Debt: (2)
CenturyLink, Inc.
Revolving Credit Facility (3)	LIBOR + 2.00%	2025	$1,075	250
Term Loan A (3)(4)	LIBOR + 2.00%	2025	1,123	1,536
Term Loan A-1 (3)(4)	LIBOR + 2.00%	2025	321	333
Term Loan B (3)(5)	LIBOR + 2.25%	2027	4,963	5,880
Senior notes	4.000%	2027	1,250	—
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan (6)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
CenturyLink, Inc.
Senior notes	5.125% - 7.650%	2021 - 2042	7,645	8,696
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2024 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.125% - 7.750%	2021 - 2057	4,105	5,956
Term Loan (7)	LIBOR + 2.00%	2025	100	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	352
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,437	1,450
Finance lease and other obligations	Various	Various	292	222
Unamortized discounts, net			(77)	(52)
Unamortized debt issuance costs			(258)	(293)
Total long-term debt			32,592	34,694
Less current maturities			(1,487)	(2,300)
Long-term debt, excluding current maturities			$31,105	32,394
______________________________________________________________________
(1)As of September 30, 2020.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2019 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)CenturyLink, Inc.'s credit agreement was amended as noted below, extending the maturity date of its (a) Term Loan A, Term Loan A-1 and Revolving Credit Facilities from 2022 to 2025 and (b) Term Loan B from 2025 to 2027.

(4)Term Loans A and A-1 had interest rates of 2.147% and 4.549% as of September 30, 2020 and December 31, 2019, respectively.
(5)Term Loan B had interest rates of 2.397% and 4.549% as of September 30, 2020 and December 31, 2019, respectively.
(6)The Tranche B 2027 Term Loan had an interest rate of 1.897% as of September 30, 2020 and 3.549% as of December 31, 2019, respectively.
(7)Qwest Corporation Term Loan had an interest rate of 2.150% as of September 30, 2020 and 3.800% as of December 31, 2019, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2020 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2020 (remaining three months)	$54
2021	2,423
2022	1,541
2023	965
2024	2,041
2025 and thereafter	25,903
Total long-term debt	$32,927

Amended and Restated Credit Agreement

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 (as so amended and restated, the “Amended Credit Agreement”). Coupled with CenturyLink, Inc.’s prepayment on January 24, 2020 of $1.25 billion of indebtedness outstanding under its Term Loan B facility (using principally the net proceeds from its below-described sale of $1.25 billion of its 4.000% Senior Secured Notes due 2027), the Amended Credit Agreement then provided for approximately $8.699 billion in senior secured credit facilities, consisting of; (i) an approximately $1.166 billion Term Loan A credit facility, (ii) a $333 million Term Loan A-1 credit facility, (iii) a $5.0 billion Term Loan B credit facility and (iv) a $2.2 billion revolving credit facility (collectively, the “Amended Senior Secured Credit Facilities”).

The Amended Credit Agreement, among other things, (i) extended the maturity date of (a) the Term Loan A, Term Loan A-1 and revolving credit facilities from November 1, 2022 to January 31, 2025 and (b) the Term Loan B facility from January 31, 2025 to March 15, 2027, and (ii) lowered the interest rate applicable to loans made under each of the Amended Senior Secured Credit Facilities. As so amended, (i) loans under the Term Loan A, Term Loan A-1 and revolving credit facilities will bear interest at a rate equal to, at CenturyLink, Inc.’s option, the Eurodollar rate or the alternative base rate (each as defined in the Amended Credit Agreement) plus an applicable margin between 1.50% to 2.25% per annum for Eurodollar loans and 0.50% to 1.25% per annum for alternative base rate loans, depending on CenturyLink, Inc.’s then current total leverage ratio, and (ii) loans under the Term Loan B facility will bear interest at the rate equal to, at CenturyLink, Inc.’s option, the Eurodollar rate plus 2.25% per annum or the alternative base rate plus 1.25% per annum. The subsidiary guarantor and collateral provisions and the financial covenants contained in the Amended Credit Agreement are unchanged from the credit agreement dated June 19, 2017.

These January 2020 transactions resulted in an aggregate net loss of $67 million from modification and extinguishment of the debt.

Repayments

During the nine months ended September 30, 2020, CenturyLink, Inc. and its affiliates repurchased approximately $5.2 billion of their respective debt securities, which primarily included $1.25 billion of CenturyLink, Inc. credit agreement debt, $1.9 billion of Qwest Corporation senior notes, $78 million of CenturyLink, Inc. senior notes and $2.0 billion of Level 3 Financing, Inc. senior notes, which resulted in a loss of $82 million, including the $67 million loss resulting from the modification of the Amended Credit Agreement discussed above.

In addition, during the nine months ended September 30, 2020, CenturyLink, Inc. (i) paid at maturity $973 million aggregate principal amount of its outstanding senior notes and (ii) made $94 million of scheduled amortization payments under its term loans.

New Issuances

On August 12, 2020, Level 3 Financing, Inc., issued $840 million aggregate principal amount of its 3.625% Senior Notes due 2029 (the "2029 Notes"). Level 3 Financing, Inc. used the net proceeds from this offering to redeem certain of its outstanding senior note indebtedness. See "—Repayments" above. The 2029 Notes are (i) unconditionally guaranteed by Level 3 Parent, LLC, and (ii) expected to be unconditionally guaranteed by Level 3 Communications, LLC upon receipt of all requisite material governmental authorizations.

On June 15, 2020, Level 3 Financing, Inc., issued $1.2 billion aggregate principal amount of its 4.250% Senior Notes due 2028 (the "2028 Notes"). Level 3 Financing, Inc. used the net proceeds from this offering to redeem certain of its outstanding senior note indebtedness. See "—Repayments" above. The 2028 Notes are (i) unconditionally guaranteed by Level 3 Parent, LLC and (ii) expected to be unconditionally guaranteed by Level 3 Communications, LLC, upon receipt of all requisite material governmental authorizations.

On January 24, 2020, CenturyLink, Inc. issued $1.25 billion aggregate principal amount of its 4.000% Senior Secured Notes due 2027 (the “2027 Notes”). As noted above, CenturyLink, Inc. used the net proceeds from this offering to repay a portion of the outstanding indebtedness under its Term Loan B facility. The 2027 Notes are unconditionally guaranteed by each of CenturyLink, Inc.'s domestic subsidiaries that guarantee CenturyLink, Inc.'s Amended Credit Agreement. While the 2027 Notes are not secured by any of the assets of CenturyLink, Inc., certain of the note guarantees are secured by a first priority security interest in substantially all of the assets of such guarantors (including the stock of certain of their respective subsidiaries), which assets also secure obligations under the Amended Credit Agreement on a pari passu basis.

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

Certain of our debt instruments contain cross-acceleration provisions.

Compliance

As of September 30, 2020, CenturyLink, Inc., believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Subsequent Events

On October 23, 2020, Qwest Corporation borrowed $215 million under a variable-rate term loan with CoBank ACB and used the resulting net proceeds to pay off its previous $100 million term loan with CoBank ACB. Additionally, on October 26, 2020, Qwest Corporation used the remaining net proceeds to partially facilitate the redemption of the remaining $160 million aggregate principal amount of its outstanding 6.625% Notes due 2055 (the "6.625% Notes"), as described below. The new term loan will mature on October 23, 2027, and has terms substantially similar to those contained in the prior term loan with CoBank ACB.

On October 26, 2020, Qwest Corporation redeemed the remaining $160 million aggregate principal amount of its outstanding 6.625% Notes. Following this redemption there were no bonds outstanding for the 6.625% Notes.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2019	$89
Accrued to expense	62
Payments, net	(121)
Balance at September 30, 2020	$30

(7) Employee Benefits

Net periodic benefit (income) expense for our combined pension plan includes the following components:

	Combined Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost	$15	14	44	42
Interest cost	81	109	243	326
Expected return on plan assets	(147)	(155)	(445)	(464)
Recognition of prior service credit	(3)	(2)	(7)	(6)
Recognition of actuarial loss	50	54	152	167
Net periodic pension benefit (income) expense	$(4)	20	(13)	65

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Service cost	$4	3	11	11
Interest cost	17	27	57	82
Recognition of prior service cost	4	5	12	13
Curtailment loss	7	—	7	—
Net periodic post-retirement benefit expense	$32	35	87	106
Service costs are included in the cost of services and products and selling, general and administrative line items on the consolidated statements of operations and all other costs listed above are included in the other income (loss), net line item on the consolidated statements of operations. Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2020. The amount of required contributions to our qualified pension plan in 2021 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. Based on current circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2020. As a result of ongoing efforts to reduce our workforce in 2020, we recognized a one-time curtailment accounting charge of $7 million upon remeasurement of our medical obligations under our post-retirement benefit plans for the three and nine months ended September 30, 2020.

(8) Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator):
Net income (loss)	$366	302	1,057	(5,492)
Net income (loss) applicable to common stock for computing basic earnings per common share	366	302	1,057	(5,492)
Net income (loss) as adjusted for purposes of computing diluted earnings per common share	$366	302	1,057	(5,492)
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,097,496	1,090,755	1,096,017	1,088,229
Non-vested restricted stock	(16,991)	(18,212)	(17,345)	(17,308)
Weighted-average shares outstanding for computing basic earnings per common share	1,080,505	1,072,543	1,078,672	1,070,921
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	—
Shares issuable under incentive compensation plans	5,151	2,237	4,686	—
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	1,085,666	1,074,790	1,083,368	1,070,921
Basic earnings (loss) per common share	$0.34	0.28	0.98	(5.13)
Diluted earnings (loss) per common share (1)	$0.34	0.28	0.98	(5.13)
______________________________________________________________________
(1)For the nine months ended September 30, 2019, we excluded from the calculation of diluted loss per share 2.3 million shares, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.
Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares averaged 0.4 million and 5.2 million for the three months ended September 30, 2020 and 2019, respectively, and 4.0 million and 8.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$32,300	33,298	34,472	35,737
Interest rate swap contracts (see Note 10)	2	$127	127	51	51

(10) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities above). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. We do not use derivative financial instruments for speculative purposes.

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

As of September 30, 2020 and December 31, 2019, we evaluated the effectiveness of our hedges qualitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at September 30, 2020 and December 31, 2019, as follows (in millions):

		September 30, 2020	December 31, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$127	51

The amount of unrealized (gains) losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Three Months Ended September 30,	$(1)	14
Nine Months Ended September 30,	$115	71

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Three Months Ended September 30,	$20	—
Nine Months Ended September 30,	$41	—

Amounts currently included in AOCI will be reclassified into earnings prior to the ongoing settlements of these cash flow hedging contracts until 2022. We estimate that $81 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of September 30, 2020) will be reflected in our statements of operations within the next 12 months.

(11) Segment Information

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "Operations and Other" in the tables below. We reclassified certain prior period amounts to conform to the current period presentation, See Note 1— Background for further detail on these changes.

At September 30, 2020, we had the following five reportable segments:
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
•Broadband, which includes high-speed fiber based and lower speed DSL broadband services;
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

The following tables summarize our segment results for the three months ended September 30, 2020 and 2019, based on the segment categorization we were operating under at September 30, 2020.

	Three Months Ended September 30, 2020
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$381	611	266	318	—	1,576	—	1,576
Transport and Infrastructure	315	420	85	447	—	1,267	—	1,267
Voice and Collaboration	87	357	271	183	—	898	—	898
IT and Managed Services	52	51	13	1	—	117	—	117
Broadband	—	—	—	—	730	730	—	730
Voice	—	—	—	—	401	401	—	401
Regulatory	—	—	—	—	153	153	—	153
Other	—	—	—	—	25	25	—	25
Total revenue	835	1,439	635	949	1,309	5,167	—	5,167
Expenses:
Cost of services and products	229	478	94	120	47	968	1,268	2,236
Selling, general and administrative	58	124	97	16	118	413	437	850
Less: share-based compensation	—	—	—	—	—	—	(31)	(31)
Total expense	287	602	191	136	165	1,381	1,674	3,055
Total adjusted EBITDA	$548	837	444	813	1,144	3,786	(1,674)	2,112

	Three Months Ended September 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$404	631	270	353	—	1,658	—	1,658
Transport and Infrastructure	317	384	93	464	—	1,258	—	1,258
Voice and Collaboration	89	354	300	198	—	941	—	941
IT and Managed Services	56	59	11	2	—	128	—	128
Broadband	—	—	—	—	718	718	—	718
Voice	—	—	—	—	453	453	—	453
Regulatory	—	—	—	—	157	157	—	157
Other	—	—	—	—	37	37	—	37
Total revenue	866	1,428	674	1,017	1,365	5,350	—	5,350
Expenses:
Cost of services and products	235	451	99	134	50	969	1,365	2,334
Selling, general and administrative	64	132	108	15	122	441	390	831
Less: share-based compensation	—	—	—	—	—	—	(38)	(38)
Total expense	299	583	207	149	172	1,410	1,717	3,127
Total adjusted EBITDA	$567	845	467	868	1,193	3,940	(1,717)	2,223

The following tables summarize our segment results for the nine months ended September 30, 2020 and 2019 based on the segment categorization we were operating under at September 30, 2020.

	Nine Months Ended September 30, 2020
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,167	1,862	798	965	—	4,792	—	4,792
Transport and Infrastructure	942	1,181	265	1,327	—	3,715	—	3,715
Voice and Collaboration	275	1,084	843	561	—	2,763	—	2,763
IT and Managed Services	165	165	33	2	—	365	—	365
Broadband	—	—	—	—	2,178	2,178	—	2,178
Voice	—	—	—	—	1,231	1,231	—	1,231
Regulatory	—	—	—	—	463	463	—	463
Other	—	—	—	—	80	80	—	80
Total revenue	2,549	4,292	1,939	2,855	3,952	15,587	—	15,587
Expenses:
Cost of services and products	694	1,388	297	383	131	2,893	3,810	6,703
Selling, general and administrative	184	395	316	49	352	1,296	1,302	2,598
Less: share-based compensation	—	—	—	—	—	—	(120)	(120)
Total expense	878	1,783	613	432	483	4,189	4,992	9,181
Total adjusted EBITDA	$1,671	2,509	1,326	2,423	3,469	11,398	(4,992)	6,406

	Nine Months Ended September 30, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,221	1,901	817	1,028	—	4,967	—	4,967
Transport and Infrastructure	949	1,085	282	1,441	—	3,757	—	3,757
Voice and Collaboration	267	1,078	929	584	—	2,858	—	2,858
IT and Managed Services	169	198	34	6	—	407	—	407
Broadband	—	—	—	—	2,158	2,158	—	2,158
Voice	—	—	—	—	1,397	1,397	—	1,397
Regulatory	—	—	—	—	471	471	—	471
Other	—	—	—	—	137	137	—	137
Total revenue	2,606	4,262	2,062	3,059	4,163	16,152	—	16,152
Expenses:
Cost of services and products	698	1,313	306	408	159	2,884	3,993	6,877
Selling, general and administrative	198	421	347	44	403	1,413	1,310	2,723
Less: share-based compensation	—	—	—	—	—	—	(114)	(114)
Total expense	896	1,734	653	452	562	4,297	5,189	9,486
Total adjusted EBITDA	$1,710	2,528	1,409	2,607	3,601	11,855	(5,189)	6,666

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
•stock-based compensation; and
•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Total segment adjusted EBITDA	$3,786	3,940	11,398	11,855
Depreciation and amortization	(1,193)	(1,235)	(3,515)	(3,619)
Impairment of goodwill	—	—	—	(6,506)
Other operating expenses	(1,674)	(1,717)	(4,992)	(5,189)
Stock-based compensation	(31)	(38)	(120)	(114)
Operating income (loss)	888	950	2,771	(3,573)
Total other expense, net	(408)	(540)	(1,345)	(1,542)
Income (loss) before income taxes	480	410	1,426	(5,115)
Income tax expense	114	108	369	377
Net income (loss)	$366	302	1,057	(5,492)

(12) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2020, aggregated to approximately $129 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter.

Principal Proceedings

Shareholder Class Action Suit

Lumen and certain Lumen Board of Directors members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserts claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleges that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the complaint. Plaintiffs appealed that decision, and the appeal is pending.

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision reduced our exposure in the case. In a June 2017 ruling in connection with another one of these pending cases, the circuit court made findings in a non-final ruling which, if not overturned or modified in light of the Missouri Supreme Court's decision, will result in a tax liability to us well in excess of the contingent liability we have established. The circuit court has indicated it does not intend to alter its 2017 ruling when it issues its final decision. Once a final decision is issued, we will have the right to pursue an appeal. We continue to vigorously defend against these claims.

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

In June 2017, McLeod v. CenturyLink, a consumer class action, was filed against us in the U.S. District Court for the Central District of California alleging that we charged some of our retail customers for products and services they did not authorize. Other complaints asserting similar claims were filed in other federal and state courts. The lawsuits assert claims including fraud, unfair competition and unjust enrichment. Also in June 2017, Craig. v. CenturyLink, Inc., et al., a securities investor class action, was filed in U.S. District Court for the Southern District of New York, alleging that we failed to disclose material information regarding improper sales practices, and asserting federal securities law claims. A number of other cases asserting similar claims have also been filed.

Beginning June 2017, we also received several shareholder derivative demands addressing related topics. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita and in federal court in Louisiana and Minnesota. These cases have been brought on behalf of CenturyLink, Inc. against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer class actions, the securities investor class actions, and the federal derivative actions have been transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. Subject to confirmatory discovery and court approval, we have agreed to settle the consumer class actions for payments of $15.5 million to compensate class members and of up to $3.5 million for administrative costs. In the second quarter of 2019, we accrued for these obligations, and a portion of the administrative costs has been expended in 2020. Certain class members may elect to opt out of the class settlement and pursue the resolution of their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. One law firm asserts it has opt out requests from approximately 12,000 class members. To the extent that a substantial number of class members meet the contractual requirements to arbitrate, elect to opt out of the settlement (or otherwise successfully exclude their individual claims), and actually pursue arbitrations, the Company could incur a material amount of filing and other arbitrations fees in relation to the administration of those claims.

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

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure was $3 million as of September 30, 2020.

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

Brazilian Tax Claims

In December 2004, March 2009, April 2009 and July 2014, the São Paulo state tax authority issued tax assessments against one of our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”) with respect to revenue from leasing certain assets (in the case of the December 2004, March 2009 and July 2014 assessments) and revenue from the provision of Internet access services (in the case of the April 2009 and July 2014 assessments), by treating such activities as the provision of communications services, to which the ICMS tax applies. In September 2002, July 2009 and May 2012, the Rio de Janeiro state tax authority issued tax assessments to the same Brazilian subsidiary on similar issues. We filed objections to these assessments in both states, arguing, among other things, that neither the lease of assets nor the provision of Internet access qualify as “communication services” subject to ICMS. The objections to the September 2002, December 2004 and March 2009 assessments were rejected by the respective state administrative courts, and we have appealed those decisions to the respective state judicial courts.

In October 2012 and June 2014, the São Paulo state lower court ruled partially in our favor finding that the lease assets are not subject to ICMS in connection with the December 2004 and March 2009 assessments. The state of São Paulo appealed those rulings. Our objection to the April 2009 assessment is pending final administrative action in São Paulo. The July 2014 assessment was affirmed at the first administrative level and our appeal to the second administrative level is pending.

Regarding the September 2002 assessment, in July 2020, the Rio de Janeiro state court ruling in our favor became final once the appeals process had been exhausted. Accordingly, we released the related reserve. Our objections to the July 2009 and May 2012 assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of $16 million to as high as $44 million as of September 30, 2020 in excess of the accruals established for these matters.

Qui Tam Action

Level 3 was notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the U.S. District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The original qui tam complaint and an amended complaint were filed under seal on November 26, 2013 and June 16, 2014, respectively. The court unsealed the complaints on October 26, 2017.

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

Several people, including two former Level 3 employees, were indicted in the U.S. District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered into a plea agreement, and the other is deceased. Level 3 is fully cooperating in the government’s investigations in this matter.

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

(13) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2020	December 31, 2019
	(Dollars in millions)
Prepaid expenses	$312	274
Income tax receivable	6	35
Materials, supplies and inventory	112	105
Contract assets	35	42
Contract acquisition costs	172	178
Contract fulfillment costs	117	115
Other	81	70
Total other current assets	$835	819

(14) Accumulated Other Comprehensive Loss

Information Relating to 2020

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the nine months ended September 30, 2020:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2019	$(2,229)	(184)	(228)	(39)	(2,680)
Other comprehensive loss before reclassifications	—	—	(181)	(87)	(268)
Amounts reclassified from accumulated other comprehensive loss	110	12	—	31	153
Net current-period other comprehensive income (loss)	110	12	(181)	(56)	(115)
Balance at September 30, 2020	$(2,119)	(172)	(409)	(95)	(2,795)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2020:

Three Months Ended September 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$20	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$15

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other income (loss), net
Prior service cost	1	Other income (loss), net
Curtailment loss	4	Other income (loss), net
Total before tax	55
Income tax expense	(13)	Income tax expense
Net of tax	$42

Nine Months Ended September 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$41	Interest expense
Income tax expense	(10)	Income tax expense
Net of tax	$31

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$152	Other income (loss), net
Prior service cost	5	Other income (loss), net
Curtailment loss	4	Other income (loss), net
Total before tax	161
Income tax expense	(39)	Income tax expense
Net of tax	$122
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.

Information Relating to 2019
    The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2019:

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
    The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2019

Three Months Ended September 30, 2019	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$54	Other income, net
Prior service cost	3	Other income, net
Total before tax	57
Income tax benefit	(14)	Income tax expense
Net of tax	$43

Nine Months Ended September 30, 2019	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans (1)
Net actuarial loss	$167	Other income, net
Prior service cost	7	Other income, net
Total before tax	174
Income tax benefit	(43)	Income tax expense
Net of tax	$131
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.

(15) Labor Union Contracts

As of September 30, 2020, approximately, 24% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 2% of our union-represented employees were subject to collective bargaining agreements that expired as of September 30, 2020 and are currently being renegotiated. Approximately 13% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending September 30, 2021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, (i) references in this report to "Lumen Technologies" or "Lumen," "we," "us" and "our" refer to CenturyLink, Inc. (doing business as Lumen Technologies) and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., which we acquired on November 1, 2017.

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

We are an international facilities-based communications company engaged primarily in providing a broad array of integrated services to our business and residential customers. We believe we are among the largest providers of communications services to domestic and global enterprise customers and the second largest enterprise wireline telecommunications company in the United States, based on revenues. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of September 30, 2020, we had approximately 39,000 employees.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in an attempt to mitigate the negative impact on our stakeholders, we have taken over the past several months a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:
•taking the FCC's "Keep Americans Connected Pledge," under which we waived certain late fees and suspended the application of data caps and service terminations for non-payment by certain consumer and small business customers through the end of the second quarter of 2020;
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

As the pandemic continues, we may revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, we are tracking pandemic impacts such as: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses and overtime expenses and (iii) any delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions deteriorate. The impact of the pandemic after the third quarter of 2020 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "—Liquidity and Capital Resources — Overview of Sources and Uses of Cash," and "— Pension and Post-retirement Benefit Obligations."

Reporting Segments

Our reporting segments are organized by customer focus:
•International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provide our products and services to approximately 200 global enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific. IGAM works with large multinational organizations in support of their business and IT transformation strategies. With our extensive fiber network, and our ability to provide global networking solutions and a differentiated customer experience spanning the globe, we believe we are well-positioned to serve customers within this segment. This segment contains some of our largest customers, which could result in revenue fluctuations driven by contract renegotiations or churn. We remain focused on investing globally to expand our reach, scale and technology to grow services that we can offer to our global and international customers;
•Enterprise Segment. Under our enterprise segment, we provide our products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. Federal government, state and local governments and research and education institutions. We believe we have the ability to meet our enterprise customers' increasing needs for integrated data, broadband and voice services with our extensive product portfolio and our local approach to the market. We seek revenue growth within our Enterprise segment by leveraging our extensive enterprise-focused fiber network to deliver dynamic solutions our customers require to meet their growing and evolving needs;
•Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and through our indirect channel partners. We generally designate businesses as small or medium if they have fewer than 500 employees. With traditional voice services representing a significant portion of SMB segment revenues, we currently do not anticipate revenue growth for this segment. We believe by bringing products tailored to the needs of this segment, penetrating fiber-fed on-net buildings and collaborating with our indirect channel partners, we will be better positioned to meet our SMB customers’ needs; and
•Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale segment contributes scale that we leverage in connection with serving our other customers. We plan to continue to partner with 5G wireless providers to support their growing needs for transmission capacity, which in turn will place our network closer to our customers. Nonetheless, we expect the relative contributions of our wholesale segment will decline over the longer term due to competitive pressures. In the meantime, we expect our wholesale segment will remain volatile from quarter to quarter given the relatively large size of wholesale customer contracts.

•Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. For this segment, we expect continued declines in revenues from our traditional voice services, as consumers continue their long-term migration towards alternative products and services, and from our video business, which we are no longer actively marketing to consumers. We are aggressively investing in fiber to drive higher average revenue per broadband customer to partially offset legacy voice and video declines. Additionally, we continue to invest in our own digital transformation to improve our service delivery and reduce our costs. At September 30, 2020, we served approximately 4.6 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies.
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

Trends Impacting Our Operations

In addition to the above-described impact of the pandemic, our consolidated operations have been, and are expected to continue to be, impacted by the following company-wide trends:
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

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts)
Operating revenue	$5,167	5,350	15,587	16,152
Operating expenses	4,279	4,400	12,816	19,725
Operating income (loss)	888	950	2,771	(3,573)
Total other expense, net	(408)	(540)	(1,345)	(1,542)
Income (loss) before income taxes	480	410	1,426	(5,115)
Income tax expense	114	108	369	377
Net income (loss)	$366	302	1,057	(5,492)
Basic earnings (loss) per common share	$0.34	0.28	0.98	(5.13)
Diluted earnings (loss) per common share	$0.34	0.28	0.98	(5.13)

For years, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our other products and services. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:
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
•increase prices on our products and services if and when practicable; and
•market our products and services to new customers.

Consolidated Revenue

    The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$1,576	1,658	(5)%
Transport and Infrastructure	1,267	1,258	1%
Voice and Collaboration	898	941	(5)%
IT and Managed Services	117	128	(9)%
Broadband	730	718	2%
Voice	401	453	(11)%
Regulatory	153	157	(3)%
Other	25	37	(32)%
Total operating revenue	$5,167	5,350	(3)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
IP and Data Services	$4,792	4,967	(4)%
Transport and Infrastructure	3,715	3,757	(1)%
Voice and Collaboration	2,763	2,858	(3)%
IT and Managed Services	365	407	(10)%
Broadband	2,178	2,158	1%
Voice	1,231	1,397	(12)%
Regulatory	463	471	(2)%
Other	80	137	(42)%
Total operating revenue	$15,587	16,152	(3)%

Our total operating revenue decreased by $183 million, or 3%, and $565 million, or 3%, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 primarily due to revenue declines in most of our revenue categories. See our segment results below for additional information.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,236	2,334	(4)%
Selling, general and administrative	850	831	2%
Depreciation and amortization	1,193	1,235	(3)%
Total operating expenses	$4,279	4,400	(3)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$6,703	6,877	(3)%
Selling, general and administrative	2,598	2,723	(5)%
Depreciation and amortization	3,515	3,619	(3)%
Goodwill impairment	—	6,506	nm
Total operating expenses	$12,816	19,725	(35)%

_______________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $98 million, or 4%, and $174 million, or 3%, respectively, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. The decrease in costs of services and products (exclusive of depreciation and amortization) for both periods was primarily due to reductions in salaries and wages and employee-related expense from lower headcount and lower facility costs partially offset by accelerated real estate expense from an increase in exited properties, power costs and network expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $19 million, or 2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This increase was primarily due to higher taxes and increases in the allowance for credit losses related to the impact of the COVID-19 pandemic. These increases were partially offset by reductions in professional fees and lower internal commission costs. Selling, general and administrative expenses decreased by $125 million, or 5%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount and from lower dedicated labor associated with customer premises equipment sales. These decreases were partially offset by increases in the allowance for credit losses related to the impact of the COVID-19 pandemic and higher taxes.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$750	797	(6)%
Amortization	443	438	1%
Total depreciation and amortization	$1,193	1,235	(3)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Depreciation	$2,201	2,312	(5)%
Amortization	1,314	1,307	1%
Total depreciation and amortization	$3,515	3,619	(3)%

Depreciation expense decreased by $47 million, or 6%, and $111 million, or 5%, for the three and nine months ended September 30, 2020, as compared to the three and nine months ended September 30, 2019 primarily due to the impact of annual rate depreciable life changes of $60 million and $179 million, respectively, which was partially offset by $53 million and $108 million, respectively, of higher depreciation expense associated with net growth in depreciable assets.

Amortization expense increased by $5 million, or 1%, and $7 million, or 1%, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, primarily due to increases associated with the net growth in amortizable assets of $13 million and $45 million, respectively, and the accelerated amortization for a decommissioned application of $12 million and $24 million, respectively, which was partially offset by decreases of $17 million and $54 million, respectively, from the use of accelerated amortization methods for a portion of the customer intangibles.

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

During 2020, we observed a decline in our stock price as a result of events occurring after the end of 2019, including the COVID-19 pandemic. We evaluated whether such events would indicate the fair value of our reporting units were below their carrying values. We believe these events have impacted the global economy more directly than us and, when considered with other factors, we have concluded it is not more likely than not that the fair values of our reporting units were less than their carrying values as of the period ended September 30, 2020. In light of the negative impacts of COVID-19 on the global economy, we will continue to evaluate the general economic trends which could have an impact on our assessment of whether it is more likely than not that the fair value of one or more reporting units is less than its carrying amount. Future changes could cause one or more of our reporting unit fair values to be less than its carrying value, resulting in potential impairments of our goodwill, which could have a material effect on our results of operations and financial condition. The extent of the impact, if any, will depend on future developments including the length and severity of the pandemic and its long-term impacts on the overall economy.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(409)	(496)	(18)%
Other income (loss), net	1	(44)	nm
Total other expense, net	$(408)	(540)	(24)%
Income tax expense	$114	108	6%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Interest expense	$(1,272)	(1,537)	(17)%
Other loss, net	(73)	(5)	nm
Total other expense, net	$(1,345)	(1,542)	(13)%
Income tax expense	$369	377	(2)%
_____________________________________________________________________________

nm	Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $87 million, or 18%, and $265 million, or 17%, for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. These decreases were primarily due to (i) the decrease in average long-term debt from $35.0 billion to $33.5 billion and the decrease in the average interest rate of 5.79% to 4.93% for the three months ended September 30, 2019 compared to September 30, 2020, and (ii) the decrease in average long-term debt from $35.6 billion to $33.6 billion and the decrease in our average interest rate from 5.83% to 5.22% for the nine months ended September 30, 2019 compared to September 30, 2020.

Other Income (Loss), Net

Other income (loss), net reflects certain items not directly related to our core operations, including our share of income from partnerships we do not control, interest income, gains and losses from debt modifications or extinguishments or non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs. Other income (loss), net changed by $45 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This change was primarily due to foreign currency gains and a decrease in pension expenses. Other loss, net increased by $68 million for nine months ended September 30, 2020 compared to September 30, 2019. This change was primarily due to a loss on modification and extinguishment of debt in 2020 compared to a gain on extinguishment of debt in 2019, partially offset by a decrease in pension expense.

Income Tax Expense

For the three and nine months ended September 30, 2020, our effective income tax rate was 23.8% and 25.9%, respectively, and for the three and nine months ended September 30, 2019, our effective income tax rate was 26.3% and (7.4)%, respectively. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the March 2019 goodwill impairment, which is not deductible for tax purposes. Without the goodwill impairment, the rate would have been 27.1%.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Operating revenue
International and Global Accounts	$835	866	2,549	2,606
Enterprise	1,439	1,428	4,292	4,262
Small and Medium Business	635	674	1,939	2,062
Wholesale	949	1,017	2,855	3,059
Consumer	1,309	1,365	3,952	4,163
Total operating revenue	$5,167	5,350	15,587	16,152

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Adjusted EBITDA
International and Global Accounts	$548	567	1,671	1,710
Enterprise	837	845	2,509	2,528
Small and Medium Business	444	467	1,326	1,409
Wholesale	813	868	2,423	2,607
Consumer	1,144	1,193	3,469	3,601
Total segment EBITDA	3,786	3,940	11,398	11,855
Operations and Other EBITDA	(1,674)	(1,717)	(4,992)	(5,189)
Total adjusted EBITDA	$2,112	2,223	6,406	6,666

For additional information on our reportable segments and product and services categories, see Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

International and Global Accounts Management Segment

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$381	404	(6)%
Transport and Infrastructure	315	317	(1)%
Voice and Collaboration	87	89	(2)%
IT and Managed Services	52	56	(7)%
Total revenue	835	866	(4)%
Expenses:
Total expense	287	299	(4)%
Total adjusted EBITDA	$548	567	(3)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$1,167	1,221	(4)%
Transport and Infrastructure	942	949	(1)%
Voice and Collaboration	275	267	3%
IT and Managed Services	165	169	(2)%
Total revenue	2,549	2,606	(2)%
Expenses:
Total expense	878	896	(2)%
Total adjusted EBITDA	$1,671	1,710	(2)%

Three and Nine Months Ended September 30, 2020 Compared to the same periods Ended September 30, 2019

Segment revenue decreased $31 million, or 4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 and $57 million, or 2%, for the nine months ended September 30, 2020 compared to the same period ended September 30, 2019. Excluding the impact of foreign currency fluctuations, segment revenue decreased $23 million, or 3%, for the three months ended September 30, 2020 compared to September 30, 2019, and decreased $17 million, or less than 1%, for the nine months ended September 30, 2020, compared to September 30, 2019, primarily due to the following factors:

•For both periods, IP and Data Services declined primarily due to reduced rates and lower Vyvx traffic due to less live events during the pandemic;

•for both periods, Transport and Infrastructure increased primarily driven by increased demand for dark fiber and wavelengths from our large customers, partially offset by declines in private line and professional services;

•for the three-month period, Voice and Collaboration declined as usage and call volumes returned to pre COVID-19 levels;

•for the nine-month period, Voice and Collaboration increased due to higher usage primarily attributable to higher call volumes due to pandemic-induced social distancing and business closures concentrated in the second quarter 2020; and

•for both periods, the IT and Managed Services decline is driven by lower volumes of legacy managed hosting services.

Segment expenses decreased by $12 million, or 4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $18 million, or 2%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to lower cost of sales in line with revenue declines and lower headcount related costs.

Segment adjusted EBITDA as a percentage of revenue was 66% for both the three and nine months ended September 30, 2020 and 65% and 66% for the three and nine months ended September 30, 2019, respectively.

Enterprise Segment

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$611	631	(3)%
Transport and Infrastructure	420	384	9%
Voice and Collaboration	357	354	1%
IT and Managed Services	51	59	(14)%
Total revenue	1,439	1,428	1%
Expenses:
Total expense	602	583	3%
Total adjusted EBITDA	$837	845	(1)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$1,862	1,901	(2)%
Transport and Infrastructure	1,181	1,085	9%
Voice and Collaboration	1,084	1,078	1%
IT and Managed Services	165	198	(17)%
Total revenue	4,292	4,262	1%
Expenses:
Total expense	1,783	1,734	3%
Total adjusted EBITDA	$2,509	2,528	(1)%

Three and Nine Months Ended September 30, 2020 Compared to the same periods Ended September 30, 2019

Segment revenue increased $11 million, or 1%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $30 million, or 1%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the following factors:

•For both periods, IP and Data Services declined primarily driven by customers migrating from traditional wireline services to more technologically advanced lower rate services;

•for both periods, Transport and Infrastructure grew due to higher demand for managed security services and strength in equipment sales within our Federal business;

•for both periods, Voice and Collaboration growth was primarily driven by increased call volumes due to COVID-19; and

•for both periods, IT and Managed Services declined due to churn in legacy managed services.

Segment expenses increased by $19 million, or 3%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $49 million, or 3%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to higher cost of sales in line with revenue increases, partially offset by lower headcount related costs.

Segment adjusted EBITDA as a percentage of revenue was 58% for both the three and nine months ended September 30, 2020 and 59% for both the three and nine months ended September 30, 2019.

Small and Medium Business Segment

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$266	270	(1)%
Transport and Infrastructure	85	93	(9)%
Voice and Collaboration	271	300	(10)%
IT and Managed Services	13	11	18%
Total revenue	635	674	(6)%
Expenses:
Total expense	191	207	(8)%
Total adjusted EBITDA	$444	467	(5)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$798	817	(2)%
Transport and Infrastructure	265	282	(6)%
Voice and Collaboration	843	929	(9)%
IT and Managed Services	33	34	(3)%
Total revenue	1,939	2,062	(6)%
Expenses:
Total expense	613	653	(6)%
Total adjusted EBITDA	$1,326	1,409	(6)%

Three and Nine Months Ended September 30, 2020 Compared to the same periods Ended September 30, 2019

Segment revenue decreased $39 million, or 6%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $123 million, or 6%, for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019, primarily due to the following factors:

•For both periods, IP and Data Services declined due to lower rates and customer transitions from Ethernet solutions to lower-rate IP services;
•for both periods, Voice and Collaboration decreased due to continued declines in traditional voice TDM services;

•for both periods, Transport and Infrastructure declined due to continued reductions in demand for our low speed broadband;

•for the three-month period, IT and Managed Services increased primarily driven by a non-recurring benefit in the quarter; and

•for the nine-month period, IT and Managed Services declined mainly due to customer churn.

Segment expenses decreased by $16 million, or 8%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $40 million, or 6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower cost of sales in line with lower revenue and lower headcount related costs.

Segment adjusted EBITDA as a percentage of revenue was 70% and 68% for the three and nine months ended September 30, 2020, respectively, and 69% and 68% for the three and nine months ended September 30, 2019, respectively.

Wholesale Segment

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$318	353	(10)%
Transport and Infrastructure	447	464	(4)%
Voice and Collaboration	183	198	(8)%
IT and Managed Services	1	2	nm
Total revenue	949	1,017	(7)%
Expenses:
Total expense	136	149	(9)%
Total adjusted EBITDA	$813	868	(6)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
IP and Data Services	$965	1,028	(6)%
Transport and Infrastructure	1,327	1,441	(8)%
Voice and Collaboration	561	584	(4)%
IT and Managed Services	2	6	(67)%
Total revenue	2,855	3,059	(7)%
Expenses:
Total expense	432	452	(4)%
Total adjusted EBITDA	$2,423	2,607	(7)%

Three and Nine Months Ended September 30, 2020 Compared to the same periods Ended September 30, 2019

Segment revenue decreased $68 million, or 7%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $204 million, or 7%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to the following factors:

•For both periods, IP and Data Services declined driven by customer churn and lower rates;

•for both periods, Transport and Infrastructure declined due to continued declines in traditional private line services and customer network consolidation and grooming efforts;

•for both periods, Voice and Collaboration declined due to market rate compression and lower customer volumes; and

•for both periods, IT and Managed Services declined due to customer churn.

Segment expenses decreased by $13 million, or 9%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $20 million, or 4%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower cost of sales and continued network grooming efforts, which was partially offset by higher employee-related costs.

Segment adjusted EBITDA as a percentage of revenue was 86% and 85% for both the three and nine months ended September 30, 2020, respectively, and 85% for both the three and nine months ended September 30, 2019.

Consumer Segment

	Three Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
Broadband	$730	718	2%
Voice	401	453	(11)%
Regulatory	153	157	(3)%
Other	25	37	(32)%
Total revenue	1,309	1,365	(4)%
Expenses:
Total expense	165	172	(4)%
Total adjusted EBITDA	$1,144	1,193	(4)%

	Nine Months Ended September 30,		% Change
	2020	2019
	(Dollars in millions)
Revenue:
Broadband	$2,178	2,158	1%
Voice	1,231	1,397	(12)%
Regulatory	463	471	(2)%
Other	80	137	(42)%
Total revenue	3,952	4,163	(5)%
Expenses:
Total expense	483	562	(14)%
Total adjusted EBITDA	$3,469	3,601	(4)%

Three and Nine Months Ended September 30, 2020 Compared to the same periods Ended September 30, 2019

Segment revenue decreased $56 million, or 4%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, and $211 million, or 5%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to the following factors:

•For both periods, Broadband increases were driven by an increase in the number of customer orders for higher-speed services and higher rates;

•for both periods, Voice declined due to continued legacy voice customer losses; and

•for both periods, Regulatory and Other decreased due to the de-emphasis of our Prism video product and lower state support revenue.

Segment expenses decreased by $7 million, or 4%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, and $79 million, or reduced 14%, for the nine months ended September 30, 2020 compared to the same period in 2019, primarily due to lower Prism content costs, employee-related costs and marketing expenses.

Segment adjusted EBITDA as a percentage of revenue was 87% and 88% for both the three and nine months ended September 30, 2020, respectively, and 87% for both the three and nine months ended September 30, 2019.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our parent company liquidity requirements. Several of our significant operating subsidiaries have borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries or affiliates. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be limited by tax, legal and other considerations.

At September 30, 2020, we held cash and cash equivalents of $526 million, and we had $1.1 billion of borrowing capacity available under our Revolving Credit Facility. We had approximately $105 million of cash and cash equivalents outside the United States at September 30, 2020. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

In response to COVID-19, the U.S. Congress passed the CARES Act on March 27, 2020. The CARES Act favorably increased our liquidity by $41 million as a result of allowing us to receive a full refund of the alternative minimum tax credit carryforward in 2020, as compared to receiving the refund in phases over the next few years in accordance with the Tax Cuts and Jobs Act. Under the CARES Act, we have also been deferring our 2020 payroll tax payments, which we estimate will aggregate to $135 million of deferred payments for the full year of 2020.

Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic securities repurchases, periodic pension contributions and other benefits payments.

For the 12 month period ending September 30, 2021, our projected fixed commitments include (i) $125 million of scheduled term loan amortization payments, (ii) $34 million of finance lease and other fixed payments and (iii) $1.3 billion of debt maturities. We do not anticipate that the COVID-19 pandemic will interfere with our ability to discharge these obligations over the next year.

In light of the economic uncertainties associated with the COVID-19 pandemic, our executive officers and Board of Directors have continued to carefully monitor our liquidity and cash requirements. Based on current circumstances, we plan to continue our current dividend policy. Given uncertainties regarding the duration of the pandemic and timing for full economic recovery, we will continue to monitor our capital spending. As we do each year, we will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We typically use our Revolving Credit Facility as a source of liquidity for operating activities and our other cash requirements.

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

Our capital expenditures continue to be focused on enhancing network operating efficiencies and supporting new service developments. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash" above, (ii) "Historical Information—Investing Activities" below and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, the credit ratings for the senior secured and unsecured debt of CenturyLink, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

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

Net Operating Loss Carryforwards

As of December 31, 2019, Lumen Technologies had approximately $6.2 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. In the first half of 2019, we entered into and subsequently restated a Section 382 rights agreement designed to safeguard through late 2020 our ability to use those NOLs. Assuming that we can continue using these NOLs in the amounts projected, we expect to significantly reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2020 will be approximately $100 million.

We cannot assure you that we will be able to use our NOL carryforwards fully. See "Risk Factors—Risks Affecting Our Liquidity and Capital Resources—We cannot assure you, whether, when or in what amounts we will be able to use our net operating loss carryforwards, or when they will be depleted" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, and Item 1A of Part II of this report.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, de-leveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2020 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $270 million based on the number of our current outstanding shares (which figure (i) assumes no increases or decrease in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards and (ii) excludes dividend costs we periodically incur in connection with releasing dividend payments upon the vesting of equity incentive awards, which was $28 million during nine months ended September 30, 2020). See Risk Factors—"Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 and Item 1A of Part II of this report.

Revolving Facility and Other Debt Instruments

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 to, among other things, extend the debt maturities of the revolving credit and term loan facilities established thereunder, to lower interest rates payable thereunder, and to amend the amounts owed under each of the facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019.

At September 30, 2020, we had $95 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility.

Additionally, as of September 30, 2020, we had outstanding letters of credit, or other similar obligations, of approximately $17 million of which $12 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under the Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) "—Other Matters" below.

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

The capital markets have been volatile during 2020, primarily as a result of uncertainties related to the COVID-19 outbreak. U.S. federal governmental actions to stimulate the economy have significantly impacted interest rates. These events could ultimately affect the funding levels of our pension plans and calculations of our liabilities under our pension and other post-employment benefit plans.

For 2020, our expected annual long-term rates of return on the pension plan and post-retirement health care and life insurance benefit plan assets are 6% and 4%, respectively. However, actual returns could be substantially different.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. As of September 30, 2020, the settlement threshold was not reached. As a result of reductions in our workforce in 2020, we expect the annual lump sum payments to be very close to the settlement accounting threshold. To the extent the settlement threshold is met, we estimate additional pension expense of approximately $110 million would be incurred for the year ending December 31, 2020, but the amount of any additional pension expense will vary depending on the amount of the lump sum payments in 2020.

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

On January 30, 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. Through Phase I of the RDOF, the FCC plans to award up to $16.0 billion in support payments over 10 years to bring broadband service to certain specified high-cost under-served U.S. markets. The FCC plans to select Phase I support recipients through a multi-round reverse auction. We are a qualified bidder in that auction, which began on October 29, 2020. Any RDOF Phase I support for any areas awarded to us will begin January 1, 2022. In accordance with the FCC's January order, we elected to receive an additional year of CAF Phase II funding in 2021.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, (ii) "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of the same Annual Report and (iii) Item 1A of Part II of this report.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		Change
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$4,842	4,771	71
Net cash used in investing activities	$(2,840)	(2,671)	169
Net cash used in financing activities	$(3,172)	(1,187)	1,985

Operating Activities

Net cash provided by operating activities increased by $71 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to higher net income, increased collections from income tax receivables and decreases in payments of employee payroll taxes partially offset by decreased collections on accounts receivable, increased payments on accounts payable and increases in cash payments for retirement benefits and other taxes. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in our investing activities increased by $169 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 substantially due to an increase in capital expenditures partially offset by an increase in proceeds from the sale of property, plant and equipment and other assets.

Financing Activities

Net cash used in financing activities increased by $2.0 billion for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to an increase in payments of long-term debt partially offset by increases in net proceeds from issuance of long-term debt and net proceeds from our revolving line of credit.

See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters

We have cash management and loan arrangements with a majority of our income-generating subsidiaries, in which a substantial portion of the aggregate cash of those subsidiaries' is periodically advanced or loaned to us or our service company affiliate. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these arrangements. In accordance with generally accepted accounting principles, these arrangements are reflected in the balance sheets of our subsidiaries, but are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 12—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of September 30, 2020, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing or variable interest rates for fixed interest rates or (ii) swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2020, we did not hold or issue derivative financial instruments for trading or speculative purposes.

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

As of September 30, 2020, we had approximately $10.7 billion floating rate debt potentially subject to LIBOR, $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $6.7 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $67 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we did not engage in hedging or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements, (ii) disclosed in Note 19—Commitments and Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, or in the Future Contractual Obligations table included in Item 7 of Part II of the same report, or (iii) discussed under the heading "Market Risk" above.

Other Information

Our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our affiliates Level 3 Parent, LLC and Qwest Corporation, and all amendments to those reports in the "Investor Relations" section of our website (ir.lumen.com) under the headings "FINANCIALS" and "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC. From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2020, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report, (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, (iii) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, and (iv) the risk factors discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which are amended and restated in their entirety below.

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
We are vulnerable to the general economic effects of disease outbreaks and similar public health threats. Since the latter half of the first quarter of 2020, the COVID-19 pandemic has caused a sudden and substantial reduction in worldwide economic activity. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for a prolonged period of time, including due to the continuing effects of governmental regulation of permissible social and business activity. Future events regarding the pandemic, which are unpredictable and beyond our control, will ultimately impact our operations and results, including its impact on demand for our products and services and related impacts upon network usage, the ability of our customers to continue to pay us in a timely manner, the impact on other third parties upon which we are materially reliant, impacts on our workforce, impacts upon performance risk under our contracts, and impacts on our supply chains or distribution channels for our products and services. Such future uncertain and unpredictable developments include:

•The duration, extent and severity of the pandemic. The ultimate impact of the pandemic will depend on various medical factors that are currently unknown, including (i) whether, when or to what extent additional outbreaks may arise or return, (ii) the effectiveness of current or future mitigation steps, and (iii) whether or when treatments or vaccines will be widely available to improve or stem the pandemic.

•The response of governmental and nongovernmental authorities. Actions taken by governmental and nongovernmental bodies in response to the pandemic have continued to depress economic activity. In the United States and most other countries, these mandates have been issued by state or local officials, which significantly increases the unpredictability and variability of when and how these mandates will be amended, rescinded or reimposed. The pandemic has also led to changes in laws governing the rights of workers and has caused, and may continue to cause, various parties to propose additional changes to laws or regulations, including those governing communications companies.

•Impacts to economic and market conditions. Continuing uncertainties related to the duration and intensity of the pandemic will likely continue to create substantial disruptions and volatility in global, national, regional and local economies and markets. These disruptions could (i) limit or restrict our ability to conduct normal business activities with customers, vendors, lenders or others with whom we do business, (ii) continue to result in changes in spending patterns or reduced demand for certain of our products and services, (iii) continue to cause us to incur higher credit losses and overtime expenses, (iv) cause us to delay, change or fail to attain our operating, capital spending or transformational plans, (v) result in future changes in tax rates, (vi) increase the risk of litigation and (vii) otherwise render it more difficult or impossible to implement our operational or strategic plans.

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
If the pandemic intensifies or economic conditions deteriorate, the adverse impact the pandemic has on us could become more pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, persistent depressed trading prices for our stock or deterioration of global economic conditions could increase the possibility that we will incur a future goodwill impairment, as discussed in greater detail in Footnote 2 and Item 2 of Part I of this report.
We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on our operating results and financial condition.
The precautionary measures described in this report that we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network, product simplification and cost reduction projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2020 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2020	193,474	$9.87
August 2020	66,360	$11.03
September 2020	92,307	$10.84
Total	352,141

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1
Indenture, dated August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on August 12, 2020).

10.1*	Amended and Restated CenturyLink, Inc. 2018 Equity Incentive Plan.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. (doing business as Lumen Technologies) for the period ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2020.

CENTURYLINK, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)