Form 10-K
period 2020-12-31
Lumen Technologies, Inc.
filed 2021-02-25
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                to
Commission File No. 001-7784

Lumen Technologies, Inc.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 23, 2021, 1,096,848,568 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2020 was $10.9 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2021 annual meeting of shareholders are incorporated by reference in Part III of this report.

Unless the context requires otherwise, (i) references in this report on Form 10-K, for all periods presented, to "Lumen Technologies, Inc.", "Lumen Technologies" or "Lumen"," "we," "us", the "Company" and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

PART I

Special Note Regarding Name Change

On September 14, 2020, we commenced operating under the brand name "Lumen" and, on January 22, 2021, we officially changed our legal name from "CenturyLink, Inc." to "Lumen Technologies, Inc."

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results or prospects. These “forward-looking” statements are defined by, and are subject to the “safe harbor” protections under, the federal securities laws. These statements include, among others:

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

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, dividend and securities repurchase plans, leverage, capital allocation plans, financing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plan,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to our discussion of factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. Factors that could affect actual results include but are not limited to:

•uncertainties regarding the impact that COVID-19 health and economic disruptions will continue to have on our business, operations, cash flows and corporate initiatives;

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

•our ability to safeguard our network, and to avoid the adverse impact of possible security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service regulation, broadband deployment, data protection, privacy and net neutrality;

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

•our ability to successfully and timely implement our operating plans and corporate strategies, including our deleveraging strategy;

•changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon COVID-19 disruptions, changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•the impact of any future material acquisitions or divestitures that we may engage in;

•the negative impact of increases in the costs of our pension, health, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

•the potential negative impact of customer complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to meet evolving environmental, social and governance expectations and benchmarks;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•our ability to use our net operating loss carryforwards in the amounts projected;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from pending proposals to increase federal income tax rates;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the “Risk Factors” section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the “SEC”).

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

ITEM 1. BUSINESS

Changes from Prior Periodic Reports

In this report we have complied with the disclosures required by the Securities and Exchange Commission ("SEC") release No. 33-10825 "Modernization of Regulation S-K Items 101, 103, and 105", and we have early adopted the changes in disclosure standards included in SEC release No. 33-10890 "Management's Discussion and Analysis, Selected Financial Data, Supplementary Financial Information."

Modernization of Regulation S-K Items 101, 103 and 105

Effective as of November 9, 2020, the SEC issued Release No. 33-10825, “Modernization of Regulation S-K Items 101, 103, and 105.” This release was adopted to modernize the description of business, legal proceedings, and risk factor disclosures that registrants are required to make pursuant to Regulation S-K. Specifically, this release requires registrants to provide disclosures relating to their human capital resources and to restructure their risk factor disclosures. Additionally, the release increases the threshold for disclosure of environmental proceedings to which the government is a party.

These changes are required for any annual period subsequent to the effective date of November 9, 2020. As such, we have adopted these changes in this report.

Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information

In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information” which will become fully effective on August 9, 2021, with voluntary compliance permitted on or after February 10, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.

With our early adoption of this release, we have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in a narrative within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Business Overview and Purpose

We are an international facilities-based technology and communications company focused on providing our business and residential customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world, which we believe is undergoing the “Fourth Industrial Revolution” or simply the “4IR”. We believe we are the world’s most inter-connected network and our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their information, communications and technology ("ICT") programs to address dynamic changes without distraction from their core competencies. By empowering our customers to rapidly acquire, analyze and act on data, we are furthering human progress through technology and enabling our customers to thrive in the 4IR. Our specific products and services are detailed below under the heading “Segments and Products & Services.”

As part of the recent Lumen rebranding, we refined our marketing approach to better align with our customer base. Lumen is the name of our company and our flagship brand for serving the enterprise and wholesale markets. We also launched our Quantum Fiber brand and reconfirmed the importance of our expansive CenturyLink platform name. Quantum Fiber is our brand for providing fiber-based services to small business and residential customers. Our CenturyLink brand covers our mass-marketed legacy copper-based services, managed for optimal cost and efficiency.

With approximately 450,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States ("U.S."). We believe our secure global platform plays a central role in facilitating communications worldwide.

    In the last year, the COVID-19 pandemic forced a seismic shift in how the world communicates with colleagues, family and friends, how children learn and how we conduct business. From multi-national global enterprises to small businesses, our integrated solutions portfolio enables our customers to accelerate digital transformation, improve operational performance and manage risk.

For a discussion of certain risks applicable to our business, see “Risk Factors” in Item 1A of Part I of this report.

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2020(1)(2)	2019(1)(2)	2018(1)(2)(3)
	(Dollars in millions)
Operating revenue	$20,712	21,458	22,580
Operating expenses	19,750	24,184	22,010
Operating income (loss)	$962	(2,726)	570
Net loss	$(1,232)	(5,269)	(1,733)
_______________________________________________________________________________
(1)During 2020, 2019 and 2018, we incurred Level 3 integration and transformation expenses of $375 million, $234 million and $393 million, respectively.
(2)During 2020, 2019 and 2018, we recorded non-cash, non-tax-deductible goodwill impairment charges of $2.6 billion, $6.5 billion and $2.7 billion, respectively. For additional information, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.
(3)The enactment of the Tax Cuts and Jobs Act in December 2017 resulted in a remeasurement of our deferred tax assets and liabilities at the new federal corporate tax rate of 21%. The remeasurement resulted in tax expense of $92 million for 2018.

We estimate that during 2020, 2019 and 2018, approximately 8.7%, 8.5% and 8.2%, respectively, of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the U.S.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2020	2019
	(Dollars in millions)
Total assets	$59,394	64,742
Total long-term debt(1)	31,837	34,694
Total stockholders' equity	11,162	13,470
_______________________________________________________________________________
(1)For additional information on our total long-term debt, see Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

The summary financial information appearing above should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Strategy

Our business combination with Level 3 was driven in part by a vision to provide enhanced services to our business and residential customers by transforming our infrastructure into an adaptive fiber network delivering high bandwidth and low latency on a secure platform. Over the last three years, we have diligently pursued that vision through a deliberative strategy to attain our goals.

•2018 – Integration – focused on efficiently combining the two companies into one;

•2019 – Transformation – focused on improving the customer experience by strengthening our suite of products and services;

•2020 – Operation – centered on the “Lumen” brand launch, highlighting the Company’s vision for future services;

•2021 – Platform Expansion and Innovation – build and enhance the capabilities of our platform and use those enhancements to drive profitable growth.

Platform Expansion and Innovation

In September 2020, we launched our “Lumen” brand signaling our heightened focus on delivering digital experiences to our customers designed to drive their success. We believe the 4IR will usher in unprecedented opportunity to leverage digital interactions to enhance business outcomes. The demands brought on by the COVID-19 pandemic underscored the urgency for digital transformation across our customer base, and further highlighted the need for reliable, secure digital services. Our new brand communicates our commitment to support our customers' needs and reflects a fiber platform that is secure, reliable and fast.

Although our Lumen, Quantum and CenturyLink brands are focused on specific customers and related services, our collective Lumen strategy remains driven by our fundamental objectives of:

•Portfolio Progression – meeting the dynamic needs of our broad range of customers for enhancing productivity

◦Serving the business market at light speed to deliver applications globally, where and how they are needed to meet business outcomes

◦Serving mass market customers with the reliable, secure and high-performance connectivity and the related services they require

◦Enabling all customers – businesses and consumers – access to secure, fast and reliable connectivity required to thrive in the 4IR

•Stakeholder Success and Value Creation – understanding the value and perspective each stakeholder contributes to our overall success; and

•Cost Transformation – diligently pursuing our deleveraging and capital allocation strategies to enhance our return on capital and reward our investors.

We plan to continue to pursue our long-term Lumen vision through disciplined focus on these objectives, which are discussed further below.

Portfolio Progression

Our portfolio progression plans focus on continuing to integrate our global network, cloud, edge, security, voice and collaboration assets and technologies into an advanced, all-in-one delivery architecture. Capability enhancements such as edge computing and software-defined wide area networks ("SD WAN") are critical to meeting our customers’ needs and drive our growth strategy. Our capabilities are grounded in our extensive global fiber infrastructure and our innovation efforts are centered around accelerating our platform’s capabilities to anticipate and address those needs. We believe our Lumen platform provides the flexibility to create compelling, bespoke network services to enhance the efficiency and utility of our core network services. Our design has the potential to create value for our customers by simplifying application delivery on a high-performance, secure, worldwide digital platform.

The Lumen platform is designed to address each layer of a digital business model through (i) high performance dynamic connections that are interoperable with a range of on-net enterprise locations, multi-tenant data centers and public cloud on-ramps; (ii) hybrid cloud infrastructure integrated with computing and storage options across public cloud, network edge and customer premises, and compatible with a wide range of data centers using different software; and (iii) service orchestration and automation which supports software-defined managed services frameworks capable of deploying workloads to a range of infrastructure venues and network connections. We believe this platform design can help customers, and our Lumen team, control costs by increasing operational efficiencies and driving forward the next generation of our product and services portfolio.

Stakeholder Success and Value Creation

Employees, Customers, Partners and Vendors

We believe realizing the Lumen promise depends on regular, informed communications with our stakeholders, including shareholders, employees, customers, vendors, lenders, partners and our global community. Understanding stakeholder goals and priorities enables strategic decisions focused on building long-term value.

Employees and Human Capital Resources

Lumen’s highly competitive business requires attracting, developing and retaining a motivated team inspired by leadership, engaged in meaningful work, motivated by growth opportunities and thriving in a culture that embraces diversity, inclusion and belonging. Understanding and anticipating the priorities of our current and future employees is important to realizing our purpose to “further human progress through technology.” At December 31, 2020, we had approximately 39,000 employees world-wide, including approximately 7,000 outside the U.S.

Attracting, Developing and Retaining Talent

Our recruiting, development and retention objectives focus on attracting skilled, engaged employees who contribute the talent and diverse perspectives critical to our innovative, forward-looking and inclusive workforce. Our recruiting process actively sources diverse talent and is designed to eliminate bias, supporting our ability to hire candidates with professional qualifications, personal potential and differing perspectives. Fostering career progression by encouraging regular professional education empowers our employees to pursue their professional goals, which is critical to developing and retaining our employees. We invest in broad-based development for all of our employees in various ways such as skills-building programs, on-demand learning options, tuition reimbursement, tailored mentoring programs and a suite of leadership development courses. In an effort to create more development opportunities for all employees, we are currently expanding our intern, mentoring and leadership development programs, with added focus on development for diverse employees. We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources such as annual talent reviews and our progress toward hiring/promotion goals in our development, diversity and inclusion plans.

Diversity, Inclusion & Belonging

We believe that understanding and respecting another’s perspective, experience, background and beliefs provide an opportunity to expand horizons, challenge complacency and foster empathy. For Lumen, diversity of perspective, experience, background and beliefs fuel our innovative, collaborative, and engaged workplace. Realizing greater ethnic, racial and gender diversity across all levels of an organization is, and will continue to be, an ongoing journey. Our Diversity & Inclusion Steering Committee comprised of a cross-functional team of senior executives and led by our Chief Diversity & Inclusion Officer, regularly evaluates and seeks to define our diversity, inclusion and belonging strategy. We aim for the highest standards of fairness and equal opportunity, in recruitment, hiring, promotions, job assignments and compensation (including undertaking periodic gender and race/ethnicity pay equity studies of our U.S., non-represented employees and making pay adjustments when warranted). Inclusive recruiting and outreach programs for diverse candidates, employee resource groups, and management-led listening circles are among some of Lumen’s initiatives to create greater diversity and belonging among our employees.

Positive Corporate Culture

Our employees are critical to Lumen’s success and we believe creating a positive, inclusive culture is essential to attracting and retaining engaged employees. Lumen’s company culture program incorporates a wide variety of communication and training activities encouraging collaboration among our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed approximately every six months.

Health & Wellness

We believe a healthy, engaged and high performing workforce is part of our competitive advantage. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ wellness, health and safety through benefits and resources. Our current benefit and wellness programs drive engagement that positively impacts our culture, job satisfaction, recruiting and retention programs. In response to the COVID-19 pandemic, we expanded our physical, mental, and family health programs and informational outreach. Additional information about our COVID-19 response is located under Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Labor Relations

Approximately 23% of our U.S. workforce is represented by a union, either the Communications Workers of America or the International Brotherhood of Electrical Workers. Employees in four countries in Europe are represented by works councils or a representative body. We recognize the critical role that our supervisors and managers play in fostering a productive and respectful work environment, and we encourage employees to work directly with their supervisors, where possible, to efficiently and effectively resolve workplace concerns. We also respect our employees’ rights to voluntarily establish and join unions and similar associations without unlawful interference. We strive to work collaboratively with the unions, councils and associations that represent our workers.

Customer Success

Our customers range from individual households to global enterprises. Whether our network supports remote education or a multi-national work-from-home environment, all customers are impacted by the quality and reliability of our products and services. Understanding how each customer accesses and uses our products and services informs the type of customer engagement to best meet their expectations. Our Customer Success organization includes dedicated teams focused on building deeper relationships and providing us the opportunity to continually improve our customers’ Lumen experience, including their interactions with our employees and systems. We believe a strong experience leads to satisfied customers and engaged employees who are encouraged to recommend creative solutions. We have a dedicated team responsible for evaluating the best approach to the customer experience from our largest enterprise customers to our residential customers, coupled with frequent, transparent and informative communication processes.

We value both customer and employee suggestions. We offer our customers several channels for communicating with us, including voice, text, email, chat and social media, among others. We are driving a digital-first culture that allows our customers to configure, order, and rapidly deploy our services through an all-digital, self-service set of tools. In 2019, we launched Lumen’s inaugural customer experience (CX) event, during which we invited customers to collaborate directly with us.

While careful listening to customers is the best source of customer experience feedback, we believe overlaying it with employee feedback is the most effective way to continuously improve. We regularly invite our front-line employees to provide feedback on opportunities to improve our capabilities.

Partners and Vendors

Understanding how our customers access and use our products and services is an important element of evaluating which partners and vendors may best contribute to our customers’ success. Consequently, understanding the opportunities any future or existing partners or vendors may bring is also an element of customer success. Lumen leverages our relationships and by co-innovating with a comprehensive group of strategic partners to create solutions focused exclusively on our customers' business and IT requirements. Through our open and interoperable approach, we seek to implement the best execution venue available for all our solutions – whether ours or a third party’s. When necessary, Lumen incorporates market-leading technologies to optimize application performance and streamline integration throughout the IT stack to ensure seamless integration and interoperability. Lumen has collaborated with a host of technology partners, giving us the capability to tailor and fully manage scalable solutions that customers control, so they can maximize applications. Lumen, by working with our network of technology partners, can integrate different partners and technologies, shifting the IT burden from our customers.

In light of these efforts to better serve our customers, we are materially reliant on a wide range of vendors to support our organization and partners to support our strategy. We work with, and rely on, other communications companies that lease us transmission capacity or sell us various services necessary for our current operations, as well as a wide range of software, hardware and equipment suppliers. We believe that co-innovating with other companies provides the flexibility to rapidly evolve our strategy to effectively support our customers.

Cost Transformation

We believe that diligently pursuing our deleveraging strategy, responsible capital allocation and our ongoing commitment to reinvest the savings in growing our Lumen platform contributes to our long-term goal to create value. Our investments in infrastructure, expanding fiber, and deploying in-building technology are part of our foundation for future growth.

Our Network

Our network, through which we provide most of our products and services consists of fiber-optic and copper cables, high-speed transport equipment, electronics, voice switches, data switches and routers, and various other equipment. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

At December 31, 2020, our network (both owned and leased) included:

•Approximately 450,000 route miles of fiber optic plant globally;

•Approximately 916,000 miles of copper plant;

•Approximately 310 colocation facilities and data centers globally;

•Approximately 37,500 route miles of subsea fiber optic cable systems;

•Approximately 180,000 buildings directly connected to our network, which we refer to as "Fiber On-net" buildings;

•Multiple gateway and transmission facilities used in connection with operating our network throughout North America, Europe and Latin America; and

•Central office and other equipment that enables us to provide telephone service as an incumbent local telephone company ("ILEC") in 37 states.

As noted elsewhere in this report, we view our network as one of our most critical assets. We have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems and (ii) expand our network to address demand for enhanced or new products.

Although we own most of our network, we lease a substantial portion of our core fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Like other large communications companies, we are a constant target of cyber-attacks of various degrees, and, from time to time in the ordinary course of our business, we experience disruption in our services.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see “Risk Factors” in Item 1A of Part I of this report.

Competition and Market Overview

Organizations across the globe are competing to capitalize on opportunities created by emerging technologies. The need for data-intensive and latency-sensitive emerging technologies continues to grow. Helping businesses address these needs requires a platform that integrates essential technology services such as hybrid networking, connected security services that monitor, prevent and remediate threats, and edge computing services ranging from compute and storage to hosting and collocation services on the cloud edge.

Competition

We compete in a dynamic and highly competitive market, and we expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large international communications providers, we are increasingly facing competition from systems integrators, cloud service providers, software companies, infrastructure companies, cable companies, device providers, resellers and smaller niche providers, among others.

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes. Depending on the applicable market and requested services, competition can be intense, especially if competitors in the market have network assets better suited to customer needs, faster transmission speeds or lower prices, or, in certain overseas markets, are national or regional incumbent communications providers that have a longer history of providing service in the market.

For our traditional voice services, providers of wireless voice, social networking and electronic messaging services are significant competitors as many customers are increasingly relying on these providers to communicate, resulting in the long-term systemic decline we have seen in our legacy, traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to place downward pressures on the use of our network.

Additionally, the Telecommunications Act of 1996 obligates the ILECs to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually colocate their plant on the ILEC’s property. As a result of these regulatory, consumer and technological developments, we also face competition from competitive local exchange carriers ("CLECs"), particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC’s local services, (ii) using an ILEC’s unbundled network elements, (iii) operating their own facilities or (iv) a combination thereof.

Competition for higher margin, legacy services remains high. However, our platform expansion and innovation strategy is focused largely on addressing these competitive pressures. As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To remain competitive and successful, we are continuing to invest in network security, reliability and flexibility and design innovations to deliver competitive services to meet increasing customer bandwidth and speed requirements.

Additional information about competitive pressures is located under the heading “Risk Factors—Business Risks” in Item 1A of Part I of this report.

Market Overview

Understanding and anticipating market trends drives our investment in developing the products and services we believe will be well received by our customers. We expect edge computing services demand to significantly increase over the next several years, serving multiple verticals, including finance, healthcare, retail, manufacturing and other industries. As these use cases continue to emerge, we expect secure network services will increase in importance as consumers require holistic solutions with the flexibility necessary to help accelerate the convergence of computing and communications capabilities with digital content. We believe we have a world-class set of global fiber assets that positions us to deliver a highly-competitive suite of cloud connectivity, low latency edge computing, and integrated network services.

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions. We expect our market competition to continue to increase as technology evolves and enables our customers to seek solutions from multiple sources. We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available intercity and metro routes, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service.

As noted above, technological and competitive factors have led to new products and services that have reduced the demand for certain of our traditional network services, especially our traditional ILEC services. Also, market demand for our broadband services could be adversely affected by advanced wireless data transmission technologies and other systems delivering generally faster average broadband transmission speeds than ours.

Sales and Marketing

Our enterprise sales and marketing approach revolves around solving complex customer problems with advanced technology and network solutions - striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our sales and marketing approach to our business customers includes a commitment to provide comprehensive communications and IT solutions for business, wholesale and government customers of all sizes, ranging from small business offices to the world’s largest global enterprise customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations. We maintain local offices in most major and secondary markets within the U.S. and many of the primary markets of the more than 60 countries in which we provide services.

Similarly, our sales and marketing approach to our mass market customers emphasizes customer-oriented sales, marketing and service with a local presence. Our approach includes marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including retailers, satellite television providers, door to door sales agents and digital marketing firms.

Segments and Products & Services

On February 10, 2021, we announced plans to adjust our reporting segments and customer-facing sales channels in 2021 to better align with operational changes designed to better support our customers. We believe the changes will provide greater transparency into how we are performing against our strategy, including focusing on growth opportunities and managing declining legacy services. For fiscal year 2020, our products and services were reported by segments as described below.

Segments

In 2020, we reported our financial performance using five segments, as described below:

•International and Global Accounts Management ("IGAM") Segment - provided products and services to approximately 200 global enterprise customers and three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific;

•Enterprise Segment - provided products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. federal government, state and local governments and research and education institutions;

•Small and Medium Business ("SMB") Segment - provided products and services to small and medium businesses directly and indirectly through our channel partners;

•Wholesale Segment - provided products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and

•Consumer Segment - provided products and services to residential customers. Additionally, certain state support payments, Connect America Fund (“CAF”) federal support revenue, and other revenue from leasing and subleasing, including 2018 rental income associated with the 2017 failed-sale-leaseback, are reported in our consumer segment as regulatory revenue.

The following table shows the composition of our operating revenue by segment for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			Percent Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Percentage of revenue:
International and Global Accounts	16%	16%	16%	—%	—%
Enterprise	29%	26%	25%	3%	1%
Small and Medium Business	12%	13%	13%	(1)%	—%
Wholesale	18%	19%	19%	(1)%	—%
Consumer	25%	26%	27%	(1)%	(1)%
Total operating revenue	100%	100%	100%

For additional information on our segment data, including information on certain centrally-managed assets and expenses not reflected in our segment results, see Note 16—Segment Information to our consolidated financial statements in Item 8 of Part II of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Reporting Segments" in Item 7 of Part II of this report.

Products & Services

At December 31, 2020, we reported our products and services revenue among four categories for our International and Global Accounts Management, Enterprise, Small and Medium Business and Wholesale segments.

IP and Data Services

•VPN Data Network. Built on our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network;

•Ethernet. We deliver a robust array of networking services built on Ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our Ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers;

•Internet Protocol ("IP"). Our IP services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries. Our network spans approximately 450,000 route miles globally with extensive off-net access solutions across North America, Europe, Latin America and Asia Pacific; and

•Content Delivery. Our content delivery services provide our customers with the ability to meet their streaming video and far-reaching digital content distribution needs through our Content Delivery Network ("CDN") services and our Vyvx Broadcast Solutions.

Transport and Infrastructure

•Wavelength. We deliver high bandwidth optical networks to firms requiring an end-to-end transport solution with Ethernet technology by contracting for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources;

•Dark Fiber. We possess an extensive array of unlit optical fiber, known as “dark fiber.” Many large enterprises are interested in building their networks with this high-bandwidth, highly secure optical technology. Lumen Technologies provides professional services to engineer these networks, and in some cases, manage them for customers;

•Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions;

•Colocation and Data Center Services. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications; and

•Professional Services. Our experts deliver a robust array of consulting services to organizations either as part of a larger engagement or as stand-alone services. This category includes network management, installation and maintenance of data equipment and the building of proprietary fiber-optic broadband networks for government and business customers.

Voice and Collaboration

•Voice. We offer our customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services including Primary Rate Interface service, local inbound service, switched one-plus, toll free, long distance and international services; and

•Voice Over Internet Protocol ("VoIP"). We deliver a broad range of local and enterprise voice and data services built on VoIP (Voice over Internet Protocol) technology, including VoIP enhanced local service, national and multinational SIP Trunking, Hosted VoIP, support of Primary Rate Interface service, long distance service and toll-free service.

IT and Managed Services

•We craft technology solutions for our customers and often manage those solutions on an ongoing basis. Managed services represent a blend of network, hosting, cloud (public and private), and IT services that typically require ongoing support such as managing applications, operating systems and hardware. This product line includes intuitive management tools that optimize efficiencies in companies’ technology infrastructure. These services frequently enhance equipment or networks owned, acquired or controlled by the customer and often include our consulting or software development.

At December 31, 2020, we reported our products and services revenue among the following four categories for the Consumer segment:

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

Research, Development & Intellectual Property

Due to the dynamic nature of our industry, we prioritize investing in developing new products, improving existing products and licensing third party intellectual property rights to anticipate and meet our customers’ evolving needs. As of December 31, 2020, we had approximately 2,700 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors—Business Risks” in Item 1A of Part I of this report, and Note 17—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Regulations

Our domestic operations are regulated by the Federal Communications Commission (the “FCC”), by various state utility commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union, or EU), national agencies and frequently state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services. For information on the risks associated with the regulations discussed below, see “Risk Factors—Risks Relating to Legal and Regulatory Matters” in Item 1A of Part I of this report.

Changes in the composition and leadership of the FCC, state commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult. The following description discusses some of the major regulations affecting our operations, but others could have a substantial impact on us as well. For additional information, see “Risk Factors” in Item 1A of Part I of this report.

Federal Regulation of Domestic Operations

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including our access to and use of local telephone numbers and our provision of emergency 911 services.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Universal Service

In 2015, we accepted Connect America Fund or "CAF" funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 of the 37 states in which we are an ILEC under the CAF Phase II high-cost support program. As a result of accepting CAF Phase II support payments for 33 states, as well as existing merger-related commitments, we are obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. In accordance with the FCC’s January 2020 order, we elected to receive an additional year of CAF Phase II funding in 2021.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million annually. These RDOF Phase I support payments are expected to begin January 1, 2022.

For additional information about the potential financial impact of the CAF Phase II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying Broadband Internet Access Services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal most of those regulations and the classification of BIAS as a Title II service to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have initiated state executive orders or introduced legislation focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. The court also requested the FCC to make further findings relating to its classification decision. Numerous parties have appealed this decision, which remain pending. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial appeals and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

In recent years, most states have reduced their regulation of ILECs, including ours. Nonetheless, state regulatory commissions generally continue to (i) set the rates that telecommunication companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs’ ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a global company, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and

similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data. We have data handling policies and practices to comply with global data privacy requirements, including GDPR and similar regulations, and have resources dedicated to complying with changing data privacy regulations.

Anti-Bribery and Corruption Regulations

As a global company we must comply with complex foreign and U.S. laws and regulations governing business ethics and practices, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials and anti-competition regulations. We have compliance policies, programs and training to prevent non-compliance with such anti-corruption regulations in the U.S. and other jurisdictions. We monitor pending and proposed legislation and regulatory changes that may impact our business and develop strategies to address the changes and incorporate them into existing compliance programs.

International Regulations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where service is provided. The scope of regulation varies from country to country. The communications regulatory regimes in certain of our non-domestic markets are in the process of development. Many issues, including the pricing of services, have not been addressed fully, or even at all.

The United Kingdom (“UK”) recently terminated its membership in the EU (“Brexit”), subject to the negotiation of additional separation agreements with the EU regarding data sharing, financial services and other matters. Several factors which are currently unknown will influence Brexit’s ultimate impact on our business. We operate a staging facility in the UK, where certain core network elements and customer premises equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. However, we have also established a third party sparing facility in Amsterdam which we believe will help mitigate potential disruptions resulting from any impediments to the free movement of goods between the EU and the UK. Given the small percentage of our global personnel that are UK or EU nationals, we do not anticipate any adverse impact from Brexit on our workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

Our overseas operations are subject to various U.S. export and sanctions laws and regulations. Our deconsolidated Venezuelan affiliate conducts operations in Venezuela, which is currently subject to certain U.S. sanctions.

Other Regulations

Our networks and properties are subject to numerous federal, state and local regulations, including environmental compliance and remediation expenses. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

Acquisitions and Dispositions

Since being incorporated in 1968, we have grown principally through acquisitions. By 2008, we had become one of the largest providers of rural telephone services in the United States. Since then, we acquired Embarq Corporation in mid-2009, Qwest Communications International Inc. in early 2011 and Level 3 Communications, Inc. in late 2017. These acquisitions have substantially changed our customer base, geographic footprint, business strategies and mix of products and services.

We regularly evaluate the possibility of acquiring additional assets or disposing of assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions or dispositions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for additional information on these acquisitions.

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

Additional Information

From time to time, we may make investments in other communications or technology companies. For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" under this Item 1, above, and "Competition" under this Item 1, above, and "Risk Factors" under Item 1A, below. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Website Access and Important Investor Information

We were incorporated in Louisiana in 1968. Our website is www.lumen.com. We routinely post important investor information in the “Investor Relations” section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K of us and two of our principal subsidiaries, and amendments to those reports, in the “Investor Relations” section of our website (ir.lumen.com) under the heading “FINANCIALS” and subheading “SEC Filings.” These reports are also available on the SEC’s website at www.sec.gov. From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

We have adopted a written code of conduct that serves as the code of ethics applicable to our directors, officers and employees, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC. The code of conduct, as well as copies of our guidelines on significant governance issues and the charters of our key board committees, are also available in the “Governance” section of our website at www.lumen.com/en-us/about/governance or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at Lumen Technologies, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2020, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange’s corporate governance listing standards.

As a large complex organization, we are from time to time subject to litigation, disputes, governmental or internal investigations, consent decrees, service outages, security breaches or other adverse events. We typically publicly disclose these occurrences (and their ultimate outcomes) only when we determine these disclosures to be material to investors or otherwise required by applicable law.

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

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the technology or communications industries are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and our industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

Our principal executive offices and telephone number are listed on the cover page of this report.

ITEM 1A. RISK FACTORS

The following discussion identifies material factors that could (i) materially and adversely affect our business, financial condition, results of operations or prospects or (ii) cause our actual results to differ materially from our anticipated results, projections or other expectations. The following information should be read in conjunction with the other portions of this report, including “Special Note Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. All references to "Notes" in this Item 1A of Part I refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this annual report. Please note the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us. In addition, certain of the risks described below apply only to a part or segment of our business.

Business Risks

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, (ii) customer self-service options, (iii) innovative solutions, and (iv) digital access to our products, services and customer support. To do so, we must complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose customers to our competitors or fail to attract new customers.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, upgrade and evolve our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure or delay in accomplishing these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies or (v) ability to deliver value to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business and consumer offerings faces increasingly intense competition from a wide variety of sources under evolving market conditions. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline voice services, including wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, or (viii) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. Competitive pressures have lowered market prices for many of our products and services in recent years and continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to develop and market innovative technology solutions.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing profit margins. For example, as service providers continue to invest in 5G networks and services, their 5G services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict, invest in and respond to changes in technology. Also, we will need to continue developing products and services attractive to our customers. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, our competitors will likely provide our customers with more desirable products and services.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry. We operate with a limited pool of employees and there is competition for highly qualified personnel in certain growth markets. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by our (i) material reliance on our networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on such other systems to deliver services to our customers or to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, and (v) increased use of our network due to greater demand for data services.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks of various kinds. Although some of these attacks have resulted in security breaches, thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers; (v) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) damage our reputation or result in a loss of business, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could materially adversely impact us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

We are also vulnerable to outages in our network, hosting, cloud or IT platforms, as well as failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These outages or other failures could result in several of the same adverse effects listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. This vulnerability may be increased by several factors, including aging network elements, human error, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. From time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future. Such disruptions could have a negative impact on our business, results of operations, financial condition and cash flows.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenues. Consequently, we have experienced declining consolidated revenues (excluding acquisitions) for a prolonged period and have not been able to realize cost savings sufficient to fully offset the decline. More recently, we have experienced declines in revenue derived from a broader array of our products and services. We have thus far been unable to reverse our annual revenue losses (excluding acquisitions). In addition, most of our more recent product and service offerings generate lower profit margins and may have shorter lifespans than our traditional communication services, and some can be expected to experience slowing or no growth in the future. Accordingly, we may not be successful in attaining our goal of achieving future revenue growth.

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could be materially adversely affected if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned or leased by them, thereby reducing our revenue.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. If any of these vendors experience interruptions, security breaches or other problems delivering their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.

Reliance on key customer contracts. We have several complex high-value national and global customer contracts. These contracts are frequently impacted by a variety of factors that could reduce or eliminate the profitability of these contracts. Moreover, we would be adversely impacted if we fail to renew major contracts upon their expiration.

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Further, some of our operations are subject to licensing and franchising requirements imposed by municipalities or other governmental authorities. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

We face risks from natural disasters and extreme weather, which can disrupt our operations and cause us to incur substantial additional capital and operating costs.

A substantial number of our domestic facilities are located in coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. These events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Moreover, many climate experts predict an increase in extreme weather events in the future, which would increase our exposure to such risks. For all these reasons, any future hazard-related costs and interruptions could adversely affect our operations and our financial condition.

Any additional future acquisitions or strategic investments may not be available on attractive terms and would subject us to additional risks.

Much of our past growth is attributable to acquisitions. In an effort to implement our business strategies, we may from time to time in the future attempt to pursue other acquisition or expansion opportunities, including strategic investments. To the extent we can identify attractive opportunities, these transactions could involve acquisitions of entire businesses or investments in start-up or established companies and could take several forms. These types of transactions may present significant risks and uncertainties, including the difficulty of identifying appropriate companies to acquire or invest in on acceptable terms, potential violations of covenants in our debt instruments, insufficient revenue acquired to offset liabilities assumed, unexpected expenses, inadequate return of capital, regulatory or compliance issues, potential infringements, difficulties integrating the new properties into our operations, and other unidentified issues not discovered in due diligence. In addition, the financing of any future acquisition completed by us could adversely impact our capital structure. Except as required by law or applicable securities exchange listing standards, we do not expect to ask our shareholders to vote on any proposed acquisition.

Asset dispositions could have a detrimental impact on us or the holders of our securities.

In the past, we have disposed of assets or asset groups for a variety of reasons, and we may consider disposing of other assets or asset groups from time to time in the future. If we agree to proceed with any such divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of dividends, capital expenditures, pension contributions, debt maturities or other commitments.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. COVID-19 poses the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time. Future events regarding the pandemic, which are unpredictable and beyond our control, will likely continue impacting our operations and results by its effects on demand for our products and services and network usage, on our customers’ ability to continue to pay us in a timely manner, on other third parties we rely on, on our workforce, on our performance under our contracts, and on our supply chains or distribution channels for our products and services. If the pandemic intensifies or economic conditions further deteriorate, the pandemic’s adverse impact on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on us.

The precautionary measures described in this annual report we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks, and (vi) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

We face other business risks.

We face other business risks, including among others:

•the risk that customer complaints, governmental investigations or other adverse publicity will adversely impact our brand and our business; and

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several continents.

Legal and Regulatory Risks

We are subject to an extensive, evolving regulatory framework that could create operational or compliance costs.

As explained in greater detail elsewhere in this annual report, (i) our domestic operations are regulated by the FCC and other federal, state and local agencies and (ii) our international operations are regulated by a wide range of various foreign and international bodies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related data storage, communication and transfer laws may increase our costs, limit our operational flexibility or result in third-party claims.

We are subject to numerous requirements and interpretations under various international, federal, state and local laws, rules and regulations, which are often quite detailed and occasionally in conflict with each other. Accordingly, we cannot ensure we will always be considered to be in compliance with all these requirements at any single point in time.

Various governmental agencies, including state attorneys general with jurisdiction over our operations, have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently bind us to specific conduct going forward. These consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

Our participation in the FCC's CAF Phase II and RDOF programs subjects us to certain financial risks. If we are not in compliance with FCC measures by the end of the CAF Phase II and RDOF programs, we could incur substantial penalties.

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us suffering substantial negative publicity, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, our results of operations and financial condition would be materially adversely affected.

Adapting and responding to changing regulatory requirements has historically materially impacted our operations. We believe evolving regulatory developments and regulatory uncertainty could continue to have a material impact on our business. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if currently pending proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are implemented. In addition, federal and state agencies that dispense support program payments can, and from time to time do, reduce the amount of those payments to us and other carriers. The variability of these laws could also hamper the ability of us and our customers to plan for the future or establish long-term strategies.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim any liability for third-party content in our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation.

Our pending legal proceedings could have a material adverse impact on us.

There are several potentially material proceedings pending against us. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 17—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on various patents, copyrights, trade names, trademarks, service marks, trade secrets and other similar intellectual property rights, as well as confidentiality agreements and procedures, to establish and protect our proprietary rights. For a variety of reasons, however, these steps may not fully protect us, including due to inherent limitations on the ability to enforce these rights. If we are unsuccessful in protecting or enforcing our intellectual property rights, our business, competitive position, results of operations and financial condition could be adversely affected.

We have been accused of infringing the intellectual property rights of others and will likely face similar accusations in the future.

We received a number of notices from third parties or have been named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, which may adversely affect our business, results of operations, financial condition and cash flows. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2020, approximately 23% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Our international operations expose us to various regulatory, currency, tax, legal and other risks.

Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, economic sanctions, tax laws, immigration laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or expose us to the risk of fines, penalties or license revocations if we are determined to have violated applicable laws or regulations.

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to privacy rights and data retention. Moreover, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market, which could make it more difficult for us to obtain licenses and conduct our operations.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest and potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates, including, without limitation, the matters outlined in Note 1— Background and Summary of Significant Accounting Policies — Foreign Currency; problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure.

Changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations could impact us. Specifically, the United Kingdom recently exited the European Union ("Brexit”) subject to the negotiation of additional separation agreements with the European Union regarding data sharing, financial services and other matters. Brexit could potentially impact our supply chains, logistics, and human resources, and subject us to additional regulatory complexities. Additionally, Brexit and other changes in multilateral arrangements may more broadly adversely affect our operations and financial results.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2020, we had approximately $12.5 billion of outstanding consolidated secured indebtedness, $19.3 billion of outstanding consolidated unsecured indebtedness (excluding finance lease obligations, unamortized discounts, net and unamortized debt issuance costs) and $2.0 billion of unused borrowing capacity under our Revolving Credit Facility.

Our significant levels of debt and related debt service obligations could adversely affect us in several respects, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures, strategic initiatives and dividends;

•hindering our ability to capitalize on business opportunities and to plan for or react to changing market, industry, competitive or economic conditions;

•making us more vulnerable to economic or industry downturns, including interest rate increases;

•placing us at a competitive disadvantage compared to less leveraged companies;

•making it more difficult or expensive for us to obtain any necessary future financings or refinancings, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the financial or non-financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

The effects of each of these factors could be intensified if we increase our borrowings or experience any downgrade in our credit ratings or those of our affiliates. Subject to certain limitations and restrictions, the current terms of our debt instruments and our subsidiaries’ debt instruments permit us or them to incur additional indebtedness.

We expect to periodically require financing, and we cannot assure you we will be able to obtain such financing on terms that are acceptable to us, or at all.

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, reducing or terminating our dividend payments, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all.

We have a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Almost half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates. Substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. and by Embarq Corporation and one of its subsidiaries. Most of the approximately 400 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our consolidated debt and financing arrangements the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes contain several significant limitations restricting Lumen Technologies, Inc.’s ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with our affiliates and engage in mergers or consolidations. These restrictive covenants could materially adversely affect our ability to operate or reconfigure our business, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

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

Lumen Technologies, Inc.’s senior secured credit facilities and senior secured notes, as well as the term loan debt of Qwest Corporation also contain financial maintenance covenants.

The failure of Lumen Technologies, Inc. or any of its subsidiaries to comply with the above-described restrictive or financial covenants could result in an event of default, which, if not cured or waived, could accelerate our debt repayment obligations. Certain of our debt instruments have cross-default or cross-acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

Our cash flows may not adequately fund all of our cash requirements.

Our business is capital intensive. We expect to continue to require significant cash to maintain, upgrade and expand our network infrastructure as a result of several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive; and (iii) our regulatory commitments. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions for tax-sharing or cash management purposes, our subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. As discussed in greater detail elsewhere herein, restrictions imposed by credit instruments or other agreements applicable to Level 3 and certain of our other subsidiaries limit the amount of funds our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable tax laws or state regulatory orders or regulations. For all these reasons, you should not assume our subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our cash requirements.

We cannot assure you we will continue paying dividends at the current rates, or at all.

We cannot assure you we will continue periodic dividends on our capital stock at the current rates, or at all. From time to time, our board has reduced our dividend rate, including reductions in 2019 and 2013.

Any quarterly dividends on our common stock and our outstanding shares of preferred stock will be paid from funds legally available for such purpose when, as and if declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice. Holders of our equity securities should be aware they have no contractual or other legal right to receive dividends.

Similarly, holders of our common stock should be aware repurchases of our common stock under any repurchase plan then in effect are completely discretionary and may be suspended or discontinued at any time for any reason regardless of our financial position.

We may not be able to fully utilize our NOLs.

As of December 31, 2020, we had approximately $5.1 billion of federal Net Operating Losses ("NOLs"), which are subject to limitations under Section 382 of the Internal Revenue Code and related regulations. These limitations could restrict our ability to use these NOLs in the amounts we project. In an effort to safeguard our NOLs, we have maintained an NOL rights agreement since February 2019.

At December 31, 2020, we also had substantial state NOLs and foreign NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2020, we had approximately 33,000 active employees participating in our company-sponsored benefit plans, approximately 63,000 active and retired employees and surviving spouses eligible for post-retirement healthcare benefits, approximately 65,000 pension retirees and approximately 10,000 former employees with vested pension benefits. As of such date, our pension plans and our other post-retirement benefit plans were substantially underfunded from an accounting standpoint. The cost to fund the pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. If interest rates remain depressed for sustained periods, our plan funding costs could substantially increase. Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans.

See Note 10—Employee Benefits for additional information regarding the funded status of our pension plans and our other post-retirement benefit plans.

Reform of financing “benchmarks,” including London Inter-Bank Offered Rate ("LIBOR"), is ongoing and could have a material adverse effect on us.

LIBOR and other interest rate and other types of indices which are deemed to be financing “benchmarks” are the subject of ongoing international regulatory reform, with the initial phase of the non-publication of LIBOR data scheduled to begin on December 1, 2021. Any changes announced by regulators or any other governance or oversight body, or future changes adopted thereby, regarding the continuing use or method of determining LIBOR rates may impact our interest costs. Although we believe our variable rate indebtedness provides for alternative methods of calculating the interest rate payable on such indebtedness if LIBOR is not reported, uncertainty as to the extent and manner of future changes may adversely affect the value of our variable rate indebtedness. In addition, uncertainty regarding the nature of these changes or alternative reference rates could cause market disruptions for variable-rate debt instruments or increase our cost of debt.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our management previously identified two material weaknesses that, while successfully remediated during 2019, caused us to request an extension in order to timely file our annual report on Form 10-K for the year ended December 31, 2018 and were costly to remediate.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2020, approximately 46% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets. From time to time, including most recently in the fourth quarter of 2018, the first quarter of 2019 and the fourth quarter of 2020, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

We face other financial risks.

We face other financial risks, including among others:

•the risk that downgrades in our credit ratings could adversely impact the liquidity or market prices of our outstanding debt or equity securities; and

•the risk that a change of control of us or certain of our affiliates will accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay, or could adversely impact our ability to continue periodic dividends on our capital stock at current rates, or at all.

General Risk Factors

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we always welcome constructive input from our shareholders and regularly engage in dialogue with our shareholders to that end, activist shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over us. Responding to these actions can be costly and time-consuming and may disrupt our operations and divert the attention of our board and management. These adverse impacts could be intensified if activist shareholders advocate actions that are not supported by other shareholders, our board or management. The recent increase in the activism of debtholders could increase the risk of claims being made under our debt agreements.

Our agreements and organizational documents and applicable law could similarly limit another party’s ability to acquire us.

A number of provisions in our organizational documents and various provisions of applicable law or our NOL rights agreement may delay, defer or prevent a future takeover of us unless the takeover is approved by our board. These provisions (which are described further in our Registration Statement on Form 8-A/A filed with the SEC on March 2, 2015) could deprive our shareholders of any related takeover premium.

We face other general risks.

As a large multinational business with complex operations, we face various other general risks, including among others:

•the risk a perceived failure to meet evolving environmental, social and governance (“ESG”) practices or benchmarks could adversely impact our business, brand, stock price or cost of capital;

•the risk a challenge to our ESG statements could lead to reputational harm or lawsuits;

•the risk that statements, political donations, advocacy positions or similar actions attributable to us or our operations could harm our reputation, brand or business; and

•the risk that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of fiber-optic and metallic cables, high-speed transport equipment, electronics, switches, routers, cable landing stations, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2020	2019
Land	1%	2%
Fiber, conduit and other outside plant(1)	46%	45%
Central office and other network electronics(2)	36%	35%
Support assets(3)	14%	14%
Construction in progress(4)	3%	4%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cables, conduit, poles and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.
(3)Support assets consist of buildings, cable landing stations, data centers, computers and other administrative and support equipment.
(4)Construction in progress includes inventory held for construction and property of the aforementioned categories that is under construction and has not yet been placed in service.

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

Our net property, plant and equipment was approximately $26.3 billion and $26.1 billion at December 31, 2020 and 2019, respectively. Substantial portions of our property, plant and equipment is pledged to secure the long-term debt of our subsidiaries or the guarantee obligations of our subsidiary guarantors. For additional information, see Note 8—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange ("NYSE") and the Berlin Stock Exchange and is traded under the symbol LUMN and CYTH, respectively.

At February 23, 2021, there were approximately 89,000 stockholders of record, although there were significantly more beneficial holders of our common stock.

As described in greater detail in "Risk Factors" in Item 1A of Part I of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2020 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2020	30,741	$10.12
November 2020	165,096	9.00
December 2020	13,514	10.59
Total	209,351

Equity Compensation Plan Information

See Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable. See "Changes From Prior Periodic Reports" in Item 1 of Part I of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 7 of Part II refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part I of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.

Overview

We are an international facilities-based technology and communications company focused on providing our business and residential customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world. We believe we are the world's most inter-connected network and our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their IT programs to address dynamic changes without distraction from their core competencies. With approximately 450,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the U.S.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in an attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. These steps have included:

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

•adopting a rigorous employee work-from-home policy and substantially restricting non-essential business travel, each of which remains in place;

•continuously monitoring our network to enhance its ability to respond to changes in usage patterns;

•donating products or services in several of our communities to enhance their abilities to provide necessary support services; and

•taking steps to maintain our internal controls and the security of our systems and data in a remote work environment.

As the pandemic continues and vaccination rates increase, we expect to revise our responses or take additional steps to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, during the second half of 2020, we rationalized our lease footprint and ceased using 16 leased property locations that were underutilized due to the COVID-19 pandemic. The Company determined that they no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that the Company had neither the intent nor ability to sublease the properties. As a result, we incurred accelerated lease costs of approximately $41 million. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs in 2021. Additionally, as discussed further elsewhere herein, we are tracking pandemic impacts such as: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses each quarter since the start of the pandemic, (iii) increase in overtime expenses and (iv) delays in our cost transformation initiatives. Thus far, these changes have not materially impacted our financial performance or financial position. This could change, however, if the pandemic intensifies or economic conditions deteriorate. The impact of the pandemic during 2021 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the pace of vaccinations worldwide, the length and severity of the health crisis and economic slowdown, actions taken by governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures set forth or referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "—Liquidity and Capital Resources — Overview of Sources and Uses of Cash," and "— Pension and Post-retirement Benefit Obligations."

Reporting Segments

Our reporting segments are organized by customer demographics. At December 31, 2020, they consisted of:

•International and Global Accounts Management ("IGAM") Segment. Under our IGAM segment, we provided our products and services to approximately 200 global enterprise customers and three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific;

•Enterprise Segment. Under our enterprise segment, we provided our products and services to large and regional domestic and global enterprises, as well as the public sector, which includes the U.S. Federal Government, state and local governments and research and education institutions;

•Small and Medium Business ("SMB") Segment. Under our SMB segment, we provided our products and services to small and medium businesses directly and indirectly through our channel partners;

•Wholesale Segment. Under our wholesale segment, we provided our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and

•Consumer Segment. Under our consumer segment, we provided our products and services to residential customers. Additionally, certain state support payments, Connect America Fund (“CAF”) federal support revenue, and other revenue from leasing and subleasing, including 2018 rental income associated with the 2017 failed-sale-leaseback are reported in our consumer segment as regulatory revenue. At December 31, 2020, we served 4.5 million consumer broadband subscribers. Our methodology for counting consumer broadband subscribers may not be comparable to those of other companies.

See Note 16—Segment Information for additional information.

At December 31, 2020, we categorized our products and services revenue among the following four categories for the IGAM, Enterprise, SMB and Wholesale segments:

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

At December 31, 2020, we categorized our products and services revenue among the following four categories for the Consumer segment:

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

Additionally, beginning in the first quarter of 2021, we plan on making changes to the product category reporting to better reflect product life cycles and the company's marketing approach. These changes will include both the creation of new product categories and the realignment of products and services within previously reported product categories. For Business segment revenue, we will report the following product categories: Compute & Application Services, IP & Data Services, Fiber Infrastructure Services and Voice & Other, by customer-facing sales channel. For Mass Markets segment revenue, we will report the following product categories: Consumer Broadband, Small Business Group ("SBG") Broadband, Voice & Other and CAF Phase II.

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

•Industry consolidation, coupled with changes in regulation, technology and customer preferences, are significantly reducing demand for our traditional voice services and are pressuring some other revenue streams through volume or rate reductions, while other advances, such as the need for lower latency provided by Edge computing or the implementation of 5G networks, are expected to create opportunities.

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

Consolidated Revenue

The following table summarizes our consolidated operating revenue recorded under each of our eight above described revenue categories:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
IP and Data Services	$6,372	6,621	(4)%	6,621	6,614	—%
Transport and Infrastructure	4,989	5,019	(1)%	5,019	5,256	(5)%
Voice and Collaboration	3,621	3,766	(4)%	3,766	4,091	(8)%
IT and Managed Services	479	535	(10)%	535	625	(14)%
Broadband	2,909	2,876	1%	2,876	2,824	2%
Voice	1,622	1,837	(12)%	1,837	2,127	(14)%
Regulatory	615	632	(3)%	632	727	(13)%
Other	105	172	(39)%	172	316	(46)%
Total operating revenue	$20,712	21,458	(3)%	21,458	22,580	(5)%

Our consolidated revenue decreased by $746 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 largely due to revenue declines in most of our revenue categories. See our segment results below for additional information.

Our consolidated revenue decreased by $1.1 billion for the year ended December 31, 2019 compared to the year ended December 31, 2018 largely due to revenue declines in most of our revenue categories. See our segment results below for additional information.

Operating Expenses

The following tables summarize our operating expenses:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$8,934	9,134	(2)%	9,134	9,999	(9)%
Selling, general and administrative	3,464	3,715	(7)%	3,715	4,165	(11)%
Depreciation and amortization	4,710	4,829	(2)%	4,829	5,120	(6)%
Goodwill impairment	2,642	6,506	(59)%	6,506	2,726	139%
Total operating expenses	$19,750	24,184	(18)%	24,184	22,010	10%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $200 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in costs of services and products (exclusive of depreciation and amortization) was primarily due to reductions in (i) salaries and wages and employee-related expense from lower headcount directly related to operating and maintaining our network and from lower medical costs from the COVID-19 pandemic, (ii) professional fees from contractors and consultants, (iii) facility costs from lower space and power expenses, and (iv) lower commissions due to increased commission deferrals. These reductions were partially offset by increases in severance expense, higher network expense as a result of project impairments and higher voice usage from conferencing sales.

Cost of services and products (exclusive of depreciation and amortization) decreased by $865 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in costs of services and products (exclusive of depreciation and amortization) was primarily due to reductions in (i) salaries and wages and employee-related expenses from lower headcount directly related to operating and maintaining our network, (ii) network expenses and voice usage costs, (iii) customer premises equipment costs from lower sales, (iv) content costs from Prism TV, and (v) lower space and power expenses. These reductions were partially offset by increases in direct taxes and fees, professional services, customer installation costs and right of way and dark fiber expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $251 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in selling, general and administrative expenses was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount and lower medical costs from the COVID-19 pandemic, lower workers compensation expenses and lower professional fees. These reductions were partially offset by increases in the allowance for credit losses related to the impact of the COVID-19 pandemic and property and other taxes.

Selling, general and administrative expenses decreased by $450 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in selling, general and administrative expenses was primarily due to reductions in salaries and wages and employee-related expenses from lower headcount, contract labor costs, lower rent expense in 2019 and from higher exited lease obligations in 2018, hardware and software maintenance costs, marketing and advertising expenses, bad debt expense, property and other taxes and an increase in the amount of labor capitalized or deferred and gains on the sale of assets. These reductions were slightly offset by higher professional fees, network infrastructure maintenance expenses and commissions.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Depreciation	2,963	3,089	(4)%	3,089	3,339	(7)%
Amortization	1,747	1,740	—%	1,740	1,781	(2)%
Total depreciation and amortization	$4,710	4,829	(2)%	4,829	5,120	(6)%

Depreciation expense decreased by $126 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to a $239 million reduction attributable to the impact of annual rate depreciable life changes, partially offset by $156 million of higher depreciation expense associated with net growth in depreciable assets.

Depreciation expense decreased by $250 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to the impact of the full depreciation in 2018 of plant, property, and equipment assigned a one year life at the time we acquired Level 3 of $200 million, the impact of annual rate depreciable life changes of $108 million, and the discontinuation of depreciation on failed-sale-leaseback assets on $69 million. These decreases were partially offset by higher depreciation expense of $93 million associated with net growth in depreciable assets and increases associated with changes in our estimates of the remaining economic life of certain network assets of $34 million.

Amortization expense increased by $7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to increases associated with the net growth in amortizable assets of $54 million and the accelerated amortization for a decommissioned applications of $31 million. These increases were partially offset by a decrease of $70 million from the use of accelerated amortization methods for a portion of the customer intangibles.

Amortization expense decreased by $41 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in amortization expense was primarily due to a $71 million decrease associated with the use of accelerated amortization methods for a portion of the customer intangibles and a $25 million decrease associated with annual rate amortizable life changes of software for the period. These decreases were partially offset by an increase in amortization of $55 million associated with net growth in amortizable assets for the period.

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

When we performed our annual impairment test in the fourth quarter of 2020 we concluded that the estimated fair value of our consumer, wholesale, small and medium business and EMEA reporting units were less than our carrying value of equity for such reporting units and we recorded a non-cash non-tax-deductible goodwill impairment charge of approximately $2.6 billion in the fourth quarter of 2020. When we performed our impairment tests during the first quarter of 2019, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our impairment tests during the first quarter of 2019. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019. Additionally, when we performed our annual impairment test in the fourth quarter of 2018 we concluded that the estimated fair value of our consumer reporting unit was less than our carrying value of equity for such reporting unit and we recorded a non-cash non-tax-deductible goodwill impairment charge of approximately $2.7 billion in the fourth quarter of 2018.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(1,668)	(2,021)	(17)%	(2,021)	(2,177)	(7)%
Other (expense) income, net	(76)	(19)	nm	(19)	44	nm
Total other expense, net	$(1,744)	(2,040)	(15)%	(2,040)	(2,133)	(4)%
Income tax expense	$450	503	(11)%	503	170	196%
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $353 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in interest expense was primarily due to a decrease in average long-term debt from $35.4 billion to $33.3 billion and a decrease in the average interest rate of 5.75% to 5.23%.

Interest expense decreased by $156 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease in interest expense was primarily due to a decrease in long-term debt from an average of $36.9 billion in 2018 to $35.4 billion in 2019.

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including losses and gains on extinguishments of debt, our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions, foreign currency gains and losses and components of net periodic pension and postretirement benefit costs.

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
(Loss) gain on extinguishment of debt	$(105)	72	nm	72	(7)	nm
Pension and postretirement net periodic expense	(31)	(165)	(81)%	(165)	(15)	nm
Foreign currency gain	30	8	nm	8	10	(20)%
Other	30	66	(55)%	66	56	18%
Total other (expense) income, net	$(76)	(19)	nm	(19)	44	nm
_______________________________________________________________________________

nm	Percentages greater than 200% and comparison between positive and negatives values or to/from zero values are considered not meaningful.

The significant decline in pension and post retirement net periodic expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is driven by a decline in interest cost due to lower discount rates. The increase of $150 million in this expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 reflects a corresponding increase in interest costs due to higher discount rates in that period, as discussed further in Note 10—Employee Benefits.

Income Tax Expense

For the years ended December 31, 2020, 2019 and 2018, our effective income tax rate was (57.5)%, (10.6)%, and (10.9)%, respectively. The effective tax rate for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 include a $555 million, $1.4 billion and a $572 million unfavorable impact of non-deductible goodwill impairments, respectively. Additionally, the effective tax rate for the year ended December 31, 2018 reflects the impact of purchase price accounting adjustments resulting from the Level 3 acquisition and from the tax reform impact of those adjustments of $92 million. The 2018 unfavorable impacts were partially offset by the tax benefit of a 2017 tax loss carryback to 2016 of $142 million. See Note 15—Income Taxes and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Operating revenue
International and Global Accounts	$3,405	3,476	3,543
Enterprise	5,722	5,696	5,765
Small and Medium Business	2,557	2,727	2,918
Wholesale	3,777	4,042	4,360
Consumer	5,251	5,517	5,994
Total operating revenue	$20,712	21,458	22,580

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Adjusted EBITDA
International and Global Accounts	$2,228	2,295	2,354
Enterprise	3,334	3,383	3,354
Small and Medium Business	1,769	1,869	2,012
Wholesale	3,221	3,449	3,731
Consumer	4,612	4,799	5,021
Total segment EBITDA	15,164	15,795	16,472
Operations and Other EBITDA	(6,675)	(7,024)	(7,870)
Total adjusted EBITDA	$8,489	8,771	8,602

For additional information on our reportable segments and product and services categories, see Note 16—Segment Information.

International and Global Accounts Management Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$1,556	1,627	(4)%	1,627	1,682	(3)%
Transport and Infrastructure	1,265	1,268	—%	1,268	1,230	3%
Voice and Collaboration	368	354	4%	354	365	(3)%
IT and Managed Services	216	227	(5)%	227	266	(15)%
Total revenue	3,405	3,476	(2)%	3,476	3,543	(2)%
Total expense	1,177	1,181	—%	1,181	1,189	(1)%
Total adjusted EBITDA	$2,228	2,295	(3)%	2,295	2,354	(3)%

Year Ended December 31, 2020 compared to the same periods ended December 31, 2019 and December 31, 2018

Segment revenue decreased $71 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased $67 million for the year ended December 31, 2019 compared to December 31, 2018. Excluding the impact of foreign currency fluctuations, segment revenue decreased $23 million, or 1%, for the year ended December 31, 2020 compared to December 31, 2019. These changes are primarily due to the following factors:

•IT and managed services revenue declined due to lower volumes of legacy managed hosting services;

•IP and data services revenue declined mostly due to reduced rates and lower traffic;

•Voice and collaboration revenue increased due to higher usage and call volumes; and, for the period ended 2019 compared to 2018, the decrease was driven by stronger non-recurring revenue in 2018 that did not reoccur in 2019;

•Transport and infrastructure revenue increased for the period ended 2019 compared to 2018 due to expanded services for large customers and higher rates.

Segment expenses decreased by $4 million for the year ended December 31, 2020 compared to December 31, 2019 primarily due to lower headcount related costs, partially offset by higher cost of sales. Segment expenses decreased by $8 million for the year ended December 31, 2019 compared to December 31, 2018, primarily due to lower cost of sales in line with lower revenue.

Segment adjusted EBITDA as a percentage of revenue was 65% for the year ended December 31, 2020 and 66% for both the years ended December 31, 2019 and 2018, respectively.

Enterprise Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$2,474	2,538	(3)%	2,538	2,485	2%
Transport and Infrastructure	1,608	1,479	9%	1,479	1,484	—%
Voice and Collaboration	1,424	1,423	—%	1,423	1,495	(5)%
IT and Managed Services	216	256	(16)%	256	301	(15)%
Total revenue	5,722	5,696	—%	5,696	5,765	(1)%
Total expense	2,388	2,313	3%	2,313	2,411	(4)%
Total adjusted EBITDA	$3,334	3,383	(1)%	3,383	3,354	1%

Year Ended December 31, 2020 Compared to the same periods Ended December 31, 2019 and December 31, 2018

Segment revenue increased by $26 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased $69 million for the year ended December 31, 2019 compared to December 31, 2018, due to the following factors:

•For the year ended 2020 compared to 2019, IP and data services revenue decreased, primarily driven by customers migrating from traditional wireline services to more technologically advanced lower rate services, and, for the period ended 2019 compared to 2018, revenue increased due to rate increases.

•for both periods, IT and managed services revenue declined mainly due to churn in legacy managed services;

•for the year ended 2019 compared to 2018, the decline in voice and collaboration revenue was due to a combination of customers discontinuing traditional voice TDM products and lower rates on customers transitioning to VoIP; and

•for the year ended 2020 compared to 2019, transport and infrastructure revenue increased due to strength in our Federal business, mainly in professional services, equipment and managed security services, and for the year ended 2019 compared to 2018, the decline was due to lower professional services and data center and colocation services, partially offset by increased managed security revenue.

Segment expenses increased by $75 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased $98 million for the year ended December 31, 2019 compared to December 31, 2018, primarily due to:

•For the year ended 2020 compared to 2019, segment expenses increased due to higher cost of sales in line with revenue increases, partially offset by lower headcount related costs;

•for the year ended 2019 compared to 2018, segment expenses decreased due to lower headcount related costs and external commissions.

Segment adjusted EBITDA as a percentage of revenue was 58%, 59% and 58% for the year ended December 31, 2020, 2019 and 2018, respectively.

Small and Medium Business Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$1,062	1,091	(3)%	1,091	1,078	1%
Transport and Infrastructure	352	365	(4)%	365	424	(14)%
Voice and Collaboration	1,098	1,226	(10)%	1,226	1,366	(10)%
IT and Managed Services	45	45	—%	45	50	(10)%
Total revenue	2,557	2,727	(6)%	2,727	2,918	(7)%
Total expense	788	858	(8)%	858	906	(5)%
Total adjusted EBITDA	$1,769	1,869	(5)%	1,869	2,012	(7)%

Year Ended December 31, 2020 Compared to the same periods Ended December 31, 2019 and December 31, 2018

Segment revenue decreased $170 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased $191 million for the year ended December 31, 2019 compared to December 31, 2018, primarily due to the following factors:

•For both periods, voice and collaboration revenue decreased due to continued declines in demand for traditional voice TDM services;

•for the year ended 2020 compared to 2019, transport and infrastructure revenue decreased primarily due to continued reductions in demand for our low-speed broadband, and for the year ended 2019 compared to 2018, transport and infrastructure declined primarily due to lower equipment sales and lower demand for broadband services; and

•for the year ended 2020 compared to 2019, IP and data services decreased due to lower VPN revenue and customers transitioning from Ethernet solutions to lower-rate IP services, and for the year ended 2019 compared to 2018, IP and data services increased due to strength in VPN revenue.

Segment expenses decreased by $70 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased $48 million for the year ended December 31, 2019 compared to December 31, 2018, primarily due to:

•For the year ended 2020 compared to 2019 due to lower cost of sales in line with lower revenue and lower headcount related costs; and

•for the year ended 2019 compared to 2018 due to lower network costs driven by declines in customer demand, and network expense synergies.

Segment adjusted EBITDA as a percentage of revenue was 69% for the years ended December 31, 2020, 2019 and 2018.

Wholesale Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Revenue:
IP and Data Services	$1,280	1,365	(6)%	1,365	1,369	—%
Transport and Infrastructure	1,764	1,907	(7)%	1,907	2,118	(10)%
Voice and Collaboration	731	763	(4)%	763	865	(12)%
IT and Managed Services	2	7	(71)%	7	8	(13)%
Total revenue	3,777	4,042	(7)%	4,042	4,360	(7)%
Total expense	556	593	(6)%	593	629	(6)%
Total adjusted EBITDA	$3,221	3,449	(7)%	3,449	3,731	(8)%

Year Ended December 31, 2020 Compared to the same periods Ended December 31, 2019 and December 31, 2018

Segment revenue decreased $265 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased $318 million for the year ended December 31, 2019 compared to December 31, 2018, primarily due to the following factors:

•For both periods, transport and infrastructure revenue decreased due to continued declines in traditional private line services and customer network consolidation and grooming efforts;

•for both periods, voice and collaboration revenue decreased due to market rate compression and lower customer volumes; and

•for the year ended 2020 compared to 2019, IP and data services decreased due to customer churn.

Segment expenses decreased by $37 million for the year ended December 31, 2020 compared to December 31, 2019, primarily due to lower cost of sales and continued network grooming efforts, partially offset by higher employee related costs, and decreased by $36 million for the year ended December 31, 2019 compared to December 31, 2018, due to lower cost of sales and network grooming and operating synergies.

Segment adjusted EBITDA as a percentage of revenue was 85%, 85% and 86% for the year ended December 31, 2020, 2019 and 2018, respectively.

Consumer Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2020	2019		2019	2018
	(Dollars in millions)			(Dollars in millions)
Revenue:
Broadband	$2,909	2,876	1%	2,876	2,824	2%
Voice	1,622	1,837	(12)%	1,837	2,127	(14)%
Regulatory	615	632	(3)%	632	727	(13)%
Other	105	172	(39)%	172	316	(46)%
Total revenue	5,251	5,517	(5)%	5,517	5,994	(8)%
Total expense	639	718	(11)%	718	973	(26)%
Total adjusted EBITDA	$4,612	4,799	(4)%	4,799	5,021	(4)%

Year Ended December 31, 2020 Compared to the same periods Ended December 31, 2019 and December 31, 2018

Segment revenue decreased by $266 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased by $477 million for the year ended December 31, 2019 compared to December 31, 2018, primarily due to the following factors:

•For both periods, decreases in our voice and other revenue were driven by continued legacy voice customer losses and our de-emphasis of Prism video product;

•for the year ended December 31, 2019, regulatory revenue declined due to the derecognition of the failed-sales-leaseback described in our prior reports. For the year ended December 31, 2020, regulatory revenue declined due to lower state support revenue;

•for both periods, an increase in Broadband revenue driven by increased demand for higher-speed services and higher rates;

Segment expenses decreased by $79 million for the year ended December 31, 2020 compared to December 31, 2019 and decreased by $255 million for the year ended December 31, 2019 compared to December 31, 2018. Expenses decreased for both periods due to lower Prism content costs, headcount related costs and marketing expenses.

Segment adjusted EBITDA as a percentage of revenue was 88%, 87% and 84% for the year ended December 31, 2020, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) pension and post-retirement benefits; (iii) loss contingencies and litigation reserves and (iv) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill, Customer Relationships and Other Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are assessed at least annually for impairment. At December 31, 2020, goodwill and intangible assets totaled $27.1 billion, or 46%, of our total assets. The impairment analyses of these assets are considered critical because of their significance to us and our segments.

We have assigned our goodwill balance to our segments at December 31, 2020 as follows:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of December 31, 2020	$2,555	4,738	2,808	3,114	5,655	18,870

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 15 years, using either the sum-of-years-digits or the straight-line methods, depending on the customer. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets using the sum-of-years-digits or straight-line method over an estimated life of 4 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that represents a reasonable proxy for the fair value of the operations being reorganized. For additional information on our segments, see Note 16—Segment Information.

We are required to assess goodwill at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not the fair values of our reporting units were less than their carrying values. In assessing goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carry value.

Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units. At October 31, 2020, our international and global accounts segment was comprised of our North America global accounts ("NA GAM"), Europe, Middle East and Africa region ("EMEA"), Latin America region ("LATAM") and Asia Pacific region ("APAC") reporting units. At October 31, 2020, our reporting units were consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units and are allocated to individual reporting units based on their relative revenue or earnings before interest, taxes depreciation and amortization ("EBITDA"). For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is equal or greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the difference. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which represents the expected normalized cash flows of the reporting units beyond the cash flows from the discrete projection period, and (ii) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours. With respect to our analysis used in the discounted cash flow method, the timing and amount of projected cash flows under these forecasts require estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation priorities and other company-specific and external factors that influence our business. These cash flows consider recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the future cash flows. With respect to a market approach, the fair value of a reporting unit is estimated based upon a market multiple applied to the reporting unit’s revenue and EBITDA, adjusted for an appropriate control premium based on recent market transactions. The fair value of reporting units estimated using revenue and EBITDA market multiples are equally weighted to determine the estimated fair value under the market approach. We also reconcile the estimated fair values of the reporting units to our market capitalization to conclude whether the indicated implied control premium is reasonable in comparison to recent transactions in the marketplace. A decline in our stock price could potentially cause an impairment of goodwill. Changes in the underlying assumptions that we use in allocating the assets and liabilities to reporting units under either the discounted cash flow or market approach method can result in materially different determinations of fair value. We believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

At October 31, 2020, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2020 and concluded that the indicated control premium of approximately 33.0% was reasonable based on recent market transactions. Due to the decline in our stock price at October 31, 2020 and our assessment performed with respect to the reporting units described above, we concluded that our consumer, wholesale, small and medium business and EMEA reporting units were impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $2.6 billion. As of October 31, 2020, the estimated fair value of equity exceeded the carrying value of equity for our enterprise, NA GAM, LATAM, and APAC reporting units by 2%, 46%, 74% and 23%, respectively. Based on our assessments performed, we concluded that the goodwill for our enterprise, NA GAM, LATAM, and APAC reporting units was not impaired as of October 31, 2020.

At October 31, 2019, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2019 and concluded that the indicated control premium of approximately 44.7% was reasonable based on recent market transactions. As of October 31, 2019, based on our assessment performed with respect to our eight reporting units, the estimated fair value of our equity exceeded the carrying value of equity for our consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC reporting units by 44%, 41%, 53%, 46%, 55%, 5%, 63% and 38%, respectively. Based on our assessments performed, we concluded that the goodwill for our eight reporting units was not impaired as of October 31, 2019.

Both our January 2019 internal reorganization and the decline in our stock price indicated the carrying values of our reporting units were more likely than not in excess of their fair values, requiring an impairment test in the first quarter of 2019. Consequently, we evaluated our goodwill in January 2019 and again as of March 31, 2019. Because our low stock price was a key trigger for impairment testing in early 2019, we estimated the fair value of our operations using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and EBITDA multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our impairment tests during the first quarter and concluded that the indicated control premiums of approximately 4.5% and 4.1% were reasonable based on recent market transactions. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of each of our impairment tests during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

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

We plan to make changes to our segment and customer-facing sales channel reporting categories in 2021 to align with operational changes designed to better support our customers. Beginning in the first quarter of 2021, the company plans to report two segments: Business and Mass Markets. The Business segment will include four sales channels: International & Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. The Mass Markets segment will include both our Consumer and Small Business Group sales channels. As a result of the organization changes noted above, we will perform a goodwill impairment analysis during the first quarter of 2021.

For additional information on our goodwill balances by segment, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets.

Pension and Post-retirement Benefits

We sponsor a noncontributory qualified defined benefit pension plan (referred to as our qualified pension plan) for a substantial portion of our current and former employees in the United States. In addition to this tax-qualified pension plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. Due to the insignificant impact of these non-qualified plans on our consolidated financial statements, we have excluded them from the following pension and post-retirement benefits disclosures for 2020, 2019 and 2018.

In 2020, approximately 59% of the qualified pension plan's January 1, 2020 net actuarial loss balance of $3.0 billion was subject to amortization as a component of net periodic expense over the average remaining service period of 9 years for participating employees expected to receive benefits for the plan. The other 41% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2020. The entire beginning net actuarial loss of $175 million for the post-retirement benefit plans was treated as indefinitely deferred during 2020.

In 2019, approximately 60% of the qualified pension plan's January 1, 2019 net actuarial loss balance of $3.0 billion was subject to amortization as a component of net periodic expense over the average remaining service period of 9 years for participating employees expected to receive benefits for the plan. The other 40% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2020. The entire beginning net actuarial gain of $7 million for the post-retirement benefit plans was treated as indefinitely deferred during 2019.

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

Mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries ("SOA"). The SOA publishes new mortality rates (mortality tables and projection scales) on a regular basis which reflect updates to projected life expectancies in North America. Historically, we have adopted the new projection tables immediately after publication. In 2020, we adopted the revised mortality tables and projection scale released by the SOA, which decreased the projected benefit obligation of our benefit plans by approximately $3 million. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 9 years as of December 31, 2020.

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets in the future, net of administrative expenses paid from plan assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third-party investment management organizations, to which we then add a factor of 50 basis points to reflect the benefit we expect to result from our active management of the assets. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the applicable plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets (higher or lower than expected return) is reflected in the net actuarial losses.

Changes in any of the above factors could significantly impact operating expenses in the consolidated statements of operations and other comprehensive loss in the consolidated statements of comprehensive income as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets.

Loss Contingencies and Litigation Reserves

We are involved in several potentially material legal proceedings, as described in more detail in Note 17—Commitments, Contingencies and Other Items. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. At December 31, 2020, we established a valuation allowance of $1.5 billion primarily related to foreign and state NOLs, based on our determination that it was more likely than not that this amount of these NOLs would expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or eliminated or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 15—Income Taxes.

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

At December 31, 2020, we held cash and cash equivalents of $406 million, and we also had approximately $2.0 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $98 million of cash and cash equivalents outside the United States at December 31, 2020. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

In response to COVID-19, the U.S. Congress passed the CARES Act on March 27, 2020. The CARES Act favorably increased our liquidity in 2020 by $41 million as a result of allowing us to receive a full refund of the alternative minimum tax credit carryforward in 2020, as compared to receiving the refund in phases over the next few years in accordance with the Tax Cuts and Jobs Act. Under the CARES Act, we also deferred $134 million of our 2020 payroll taxes, which under current law will be required to be repaid in installments over 2021 and 2022.

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

Based on our current capital allocation objectives, during 2021 we project expending approximately $3.5 billion to $3.8 billion of cash for capital investment in property, plant and equipment and approximately $1.1 billion of cash for dividends on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending December 31, 2021, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments, (ii) $24 million of finance lease and other fixed payments and (iii) $2.3 billion of debt maturities (excluding issuances made after December 31, 2020). We do not anticipate that the COVID-19 pandemic will interfere with our ability to discharge these obligations over the next year.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase II or RDOF infrastructure buildout requirements).

Our capital expenditures continue to be focused on enhancing network operating efficiencies and supporting new service developments. For more information on our capital spending, see (i) "—Overview of Sources and uses of Cash" above, (ii) "Historical Information—Investing Activities" below and (iii) Item 1 of Part 1 of this report.

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

As of the date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies:
Unsecured	B2	BB-	BB
Secured	Ba3	BBB-	BB+

Level 3 Financing, Inc.:
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or further raise our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Net Operating Loss Carryforwards

As of December 31, 2020, Lumen Technologies had approximately $5.1 billion of federal net operating loss carryforwards. ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2021 will be approximately $100 million.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of this report.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, de-leveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2021 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $277 million based on the number of our current outstanding shares (which figure (i) assumes no increases or decreases in the number of shares, except in connection with the anticipated vesting of currently outstanding equity awards, and (ii) excludes dividend costs we periodically incur in connection with releasing dividend payments upon the vesting of equity incentive awards, which was $31 million during the year ended December 31, 2020). See Risk Factors—Business Risks" in Item 1A of Part I of this report.

Revolving Facilities and Other Debt Instruments

At December 31, 2020, we had $12.5 billion of outstanding consolidated secured indebtedness, $19.3 billion of outstanding consolidated unsecured indebtedness and $2.0 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 (as so amended and restated, the “Amended Credit Agreement”). At December 31, 2020, we maintained senior secured credit facilities under the Amended Credit Agreement consisting of (i) a $2.2 billion revolving credit facility, under which we owed $150 million as of December 31, 2020, and (ii) $6.4 billion of term loan facilities.

At December 31, 2020, we had $97 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility.

Additionally, as of December 31, 2020, we had outstanding letters of credit, or other similar obligations, of approximately $18 million of which $11 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under the Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes.

For additional information on the terms and conditions of our consolidated debt instruments, including financial and operating covenants, see Note 6—Long-Term Debt and Credit Facilities. For a discussion of certain intercompany obligations, see "—Other Matters."

Future Contractual Obligations

Our estimated future obligations as of December 31, 2020 include both current and long term obligations. For our long-term debt as noted in Note 6—Long-Term Debt and Credit Facilities, we have a current obligation of $2.4 billion and a long-term obligation of $29.7 billion. Under our operating leases as noted in Note 4—Leases, we have a current obligation of $469 million and a long-term obligation of $1.7 billion. As noted in Note 17—Commitments, Contingencies and Other Items, we have a current obligations related to right-of-way agreements and purchase commitments of $624 million and a long-term obligation of $1.6 billion. Additionally, we have a current obligation for asset retirement obligation of $28 million and a long-term obligation of $171 million. Finally, our pension and post-retirement benefit plans have a current obligation of $232 million and a long-term obligation of $4.5 billion.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2020, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $1.7 billion and $3.0 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates - Pensions and Post-Retirements Benefits" in Item 7 of Part II of this report and see Note 10—Employee Benefits.

Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2021. The amount of required contributions to our qualified pension plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We last made a voluntary contribution to the trust for our qualified pension plan during 2018. Based on current laws and circumstances, we do not anticipate making a voluntary contribution to the trust for our qualified pension plan in 2021.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. In the past, we maintained several trusts that helped cover some of those costs, but the trust funds are almost completely depleted and currently cover an immaterial amount of our annual plan costs. As described further in Note 10—Employee Benefits, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $211 million, $241 million and $249 million for the years ended December 31, 2020, 2019 and 2018, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 10—Employee Benefits.

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

For 2020, our expected annual long-term rates of return on the pension plan and post-retirements health care and life insurance benefit plan assets, net of administrative expenses, were 6.0% and 4.0%, respectively. For 2021, our expected annual long-term rates of return on these assets are 5.5% and 4.0%, respectively. However, actual returns could be substantially different.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. As of December 31, 2020, the settlement threshold was not reached. In the event of workforce reductions in the future, the annual lump sum payments may trigger settlement accounting.

Connect America Fund & Rural Digital Opportunity Fund

Since 2015, we have been receiving over $500 million annually through Phase II of the CAF, a program that will end this year. In connection with the CAF funding, we must meet certain specified infrastructure buildout requirements in 33 states which requires substantial capital expenditures. While we are on track to meet the requirements this year, we cannot provide any assurances that we will be able to timely meet our mandated buildout requirements. In accordance with the FCC’s January 2020 order, we elected to receive an additional year of CAF Phase II funding in 2021.

In early 2020, the FCC created the RDOF, which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million, annually. These RDOF Phase I support payments are expected to begin January 1, 2022.

For additional information on these programs, see "Business—Regulation" in Item 1 of Part I of this report and see "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Historical Information

The following tables summarize our consolidated cash flow activities:

	Years Ended December 31,		Increase / (Decrease)
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities	$6,524	6,680	(156)
Net cash used in investing activities	(3,564)	(3,570)	(6)
Net cash used in financing activities	(4,250)	(1,911)	2,339

	Years Ended December 31,		Increase / (Decrease)
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities	$6,680	7,032	(352)
Net cash used in investing activities	(3,570)	(3,078)	492
Net cash used in financing activities	(1,911)	(4,023)	(2,112)
Operating Activities

Net cash provided by operating activities decreased by $156 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to increased payments on accounts payable and other current liabilities, increases in cash payments for retirement benefits and increases in payments for prepaid assets, partially offset by increased collections on accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Net cash provided by operating activities decreased by $352 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in net loss after adjusting for non-cash items, increases in payments on accounts payable and other noncurrent liabilities and increases in payments for prepaid assets, primarily offset by a decrease in retirement benefit contributions.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in proceeds from the sale of property, plant and equipment and other assets, partially offset by an increase in capital expenditures.

Net cash used in investing activities increased by $492 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The change in investing activities is primarily due to increased capital expenditures on property, plant and equipment and decreased proceeds from the sale of property, plant and equipment and other assets.

Financing Activities

Net cash used in financing activities increased by $2.3 billion for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in payments of long-term debt, partially offset by increases in net proceeds from issuance of long-term debt and net proceeds from our revolving line of credit.

Net cash used in financing activities decreased by $2.1 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to net proceeds from the issuance of long-term debt and the decrease in dividends paid, partially offset by higher levels of payments on our long-term debt and revolving line of credit.

See Note 6—Long-Term Debt and Credit Facilities for additional information on our outstanding debt securities.

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

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 17—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of December 31, 2020, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2020, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $4.0 billion principal amount of floating rate debt. See Note 14—Derivative Financial Instruments for additional disclosure regarding our hedging arrangements.

As of December 31, 2020, we had approximately $9.9 billion floating rate debt potentially subject to LIBOR, $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $5.9 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $59 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lumen Technologies, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumen Technologies, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the presentation of taxes assessed by a governmental authority as of January 1, 2020.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Testing of revenue
As discussed in Note 3 to the consolidated financial statements, the Company recorded $20.7 billion of operating revenues for the year ended December 31, 2020. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter. Complex auditor judgment was required in evaluating the sufficiency of audit evidence over revenue due to the large volume of data and the number and complexity of the revenue accounting systems. Specialized skills and knowledge were needed to test the IT systems used for the processing and recording of revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the processing and recording of revenue, including the IT systems tested. We evaluated the design and tested the operating effectiveness of certain internal controls related to the processing and recording of revenue. This included manual and automated controls over the IT systems used for the processing and recording of revenue. For a selection of transactions, we compared the amount of revenue recorded to a combination of Company internal data, executed contracts, and other relevant third-party data. In addition, we involved IT professionals with specialized skills and knowledge who assisted in the design and performance of audit procedures related to certain IT systems used by the Company for the processing and recording of revenue. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the relevance and reliability of evidence obtained.

Assessment of the Company’s impairment testing related to the carrying value of goodwill
As discussed in Note 2 to the consolidated financial statements, the goodwill balance at December 31, 2020 was $18.9 billion. The Company assesses goodwill for impairment annually and when events or circumstances indicate the fair value of a reporting unit may be below its carrying value. On the annual goodwill impairment assessment date, the Company estimated the fair value of its reporting units by considering both a discounted cash flow method and a market approach. The impairment test determined the carrying values of the consumer, wholesale, small and medium business, and EMEA reporting units exceeded their estimated fair values. As a result, the Company recorded a non-cash impairment charge of $2.6 billion to reduce the carrying value of goodwill for the consumer, wholesale, small and medium business, and EMEA reporting units.

We identified the assessment of the Company’s impairment testing related to the carrying value of goodwill as a critical audit matter. Subjective auditor judgment was required in evaluating certain assumptions used to estimate the fair value of the reporting units. Those assumptions included: projected cash flows, terminal growth rates, discount rates, and market multiples for revenue and EBITDA. The evaluation of these assumptions was challenging due to the subjective nature of the assumptions. Additionally, differences in judgment used to determine these assumptions could have a significant effect on each reporting unit’s estimated fair value. Specialized skills and knowledge were required in the assessment of the terminal growth rates, discount rates, and market multiples for revenue and EBITDA.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the impairment testing of goodwill. This included controls related to the Company’s development of projected cash flows, and the determination of terminal growth rates, discount rates, and market multiples for revenue and EBITDA. We performed sensitivity analyses over the projected cash flows assumptions to assess the impact on the Company’s estimate of the fair value of each reporting unit. We assessed the Company’s ability to accurately project cash flows by comparing the Company’s historical cash flow projections to actual results. We also evaluated the Company’s projected cash flows by comparing them to the Company’s underlying business strategies, historic trends, and publicly available industry and analyst reports. We involved a valuation professional with specialized skills and knowledge, who assisted in:

•comparing the selected revenue and EBITDA market multiples to peer companies’ results
•comparing the selected terminal growth rate for each reporting unit to the Company’s historic trends and growth expectations developed using publicly available industry and analyst reports
•evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable entities.

Assessment of the estimate of the fair value of private fund interests valued using net asset value
As discussed in Note 10 to the consolidated financial statements, the fair value of pension plan assets at December 31, 2020 was $10.5 billion. Of this amount, $3.4 billion represents the fair value of private fund interests estimated by the Company using net asset value (NAV). Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market.

We identified the assessment of the estimate of the fair value of private fund interests estimated using NAV as a critical audit matter. Auditor judgment was required in the application and performance of procedures to assess the fair value because the determination of NAV of private fund interests involves the use of unobservable inputs.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimate of the fair value of private fund interests estimated using NAV. This included controls related to the Company's process to monitor and record the estimated fair value of the pension plan assets. For a sample of private fund interests, we compared:

•the Company’s previous estimates of fair value of NAV to the NAVs subsequently audited by third parties
•the rates of return of the private fund interests to relevant, publicly available market indices
•the estimated fair values of NAV to external confirmations received from the third-party investment managers.

We involved valuation professionals with specialized skills and knowledge, who assisted in our risk assessment and the design of procedures performed for private fund interests. With respect to private fund interest selections tested, the valuation professionals assessed the sufficiency of audit evidence obtained by assessing the result of procedures performed.

/s/ KPMG LLP
We have served as the Company’s auditor since 1977.
Denver, Colorado
February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Lumen Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lumen Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Denver, Colorado
February 25, 2021

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$20,712	21,458	22,580
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	8,934	9,134	9,999
Selling, general and administrative	3,464	3,715	4,165
Depreciation and amortization	4,710	4,829	5,120
Goodwill impairment	2,642	6,506	2,726
Total operating expenses	19,750	24,184	22,010
OPERATING INCOME (LOSS)	962	(2,726)	570
OTHER (EXPENSE) INCOME
Interest expense	(1,668)	(2,021)	(2,177)
Other (expense) income, net	(76)	(19)	44
Total other expense, net	(1,744)	(2,040)	(2,133)
LOSS BEFORE INCOME TAX EXPENSE	(782)	(4,766)	(1,563)
Income tax expense	450	503	170
NET LOSS	$(1,232)	(5,269)	(1,733)
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC	$(1.14)	(4.92)	(1.63)
DILUTED	$(1.14)	(4.92)	(1.63)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,079,130	1,071,441	1,065,866
DILUTED	1,079,130	1,071,441	1,065,866
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
NET LOSS	$(1,232)	(5,269)	(1,733)
OTHER COMPREHENSIVE LOSS:
Items related to employee benefit plans:
Change in net actuarial (loss) gain, net of, $26, $60, and $(45) tax	(92)	(195)	133
Change in net prior service cost, net of $(12), $(4), and $(3) tax	33	13	9
Curtailment loss, net of $(1), $—, and $— tax	3	—	—
Reclassification of realized loss on interest rate swaps to net income, net of $(16), $—, and $— tax	46	2	—
Unrealized holding loss on interest rate swaps, net of $29, $12, and $— tax	(86)	(41)	—
Foreign currency translation adjustment, net of $(43), $(6), and $50 tax	(37)	2	(201)
Other comprehensive loss	(133)	(219)	(59)
COMPREHENSIVE LOSS	$(1,365)	(5,488)	(1,792)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2020	2019
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$406	1,690
Accounts receivable, less allowance of $191 and $106	1,962	2,259
Other	808	819
Total current assets	3,176	4,768
Property, plant and equipment, net of accumulated depreciation of $31,596 and $29,346	26,338	26,079
GOODWILL AND OTHER ASSETS
Goodwill	18,870	21,534
Other intangible assets, net	8,219	9,567
Other, net	2,791	2,794
Total goodwill and other assets	29,880	33,895
TOTAL ASSETS	$59,394	64,742
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,427	2,300
Accounts payable	1,134	1,724
Accrued expenses and other liabilities
Salaries and benefits	1,008	1,037
Income and other taxes	314	311
Current operating lease liabilities	379	416
Interest	291	280
Other	328	386
Current portion of deferred revenue	753	804
Total current liabilities	6,634	7,258
LONG-TERM DEBT	29,410	32,394
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,342	2,918
Benefit plan obligations, net	4,556	4,594
Other	4,290	4,108
Total deferred credits and other liabilities	12,188	11,620
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,096,921 and 1,090,058 shares	1,097	1,090
Additional paid-in capital	20,909	21,874
Accumulated other comprehensive loss	(2,813)	(2,680)
Accumulated deficit	(8,031)	(6,814)
Total stockholders' equity	11,162	13,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,394	64,742
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(1,232)	(5,269)	(1,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,710	4,829	5,120
Goodwill impairment	2,642	6,506	2,746
Deferred income taxes	366	440	522
Provision for uncollectible accounts	189	145	153
Net loss (gain) on early retirement and modification of debt	105	(72)	7
Share-based compensation	175	162	186
Changes in current assets and liabilities:
Accounts receivable	115	(5)	25
Accounts payable	(543)	(261)	124
Accrued income and other taxes	27	20	75
Other current assets and liabilities, net	(262)	(32)	127
Retirement benefits	(111)	(12)	(667)
Changes in other noncurrent assets and liabilities, net	246	245	329
Other, net	97	(16)	18
Net cash provided by operating activities	6,524	6,680	7,032
INVESTING ACTIVITIES
Capitalized expenditures	(3,729)	(3,628)	(3,175)
Proceeds from sale of property, plant and equipment and other assets	153	93	158
Other, net	12	(35)	(61)
Net cash used in investing activities	(3,564)	(3,570)	(3,078)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	4,361	3,707	130
Payments of long-term debt	(7,315)	(4,157)	(1,936)
Net (payments) proceeds on credit facility and revolving line of credit	(100)	(300)	145
Dividends paid	(1,109)	(1,100)	(2,312)
Other, net	(87)	(61)	(50)
Net cash used in financing activities	(4,250)	(1,911)	(4,023)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,290)	1,199	(69)
Cash, cash equivalents and restricted cash at beginning of period	1,717	518	587
Cash, cash equivalents and restricted cash at end of period	$427	1,717	518

Supplemental cash flow information:
Income taxes received, net	$28	34	674
Interest paid (net of capitalized interest of $75, $72 and $53)	$(1,627)	(2,028)	(2,138)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$406	1,690	488
Restricted cash - current	3	3	4
Restricted cash - noncurrent	18	24	26
Total	$427	1,717	518
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,090	1,080	1,069
Issuance of common stock through dividend reinvestment, incentive and benefit plans	7	10	11
Balance at end of period	1,097	1,090	1,080
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	21,874	22,852	23,314
Issuance of common stock to acquire Level 3, including replacement of Level 3's share-based compensation awards	—	—	(2)
Shares withheld to satisfy tax withholdings	(40)	(37)	(56)
Share-based compensation and other, net	187	163	187
Dividends declared	(1,112)	(1,104)	(586)
Acquisition of additional minority interest in a subsidiary	—	—	(5)
Balance at end of period	20,909	21,874	22,852
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,680)	(2,461)	(1,995)
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	(407)
Other comprehensive loss	(133)	(219)	(59)
Balance at end of period	(2,813)	(2,680)	(2,461)
RETAINED EARNINGS (ACCUMULATED DEFICIT)
Balance at beginning of period	(6,814)	(1,643)	1,103
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $(2) tax	9	—	—
Cumulative effect of adoption of ASU 2016-02, Leases, net of $(37) tax	—	96	—
Cumulative net effect of adoption of ASU 2014-09, Revenue from Contracts with Customers, net of $(119) tax	—	—	338
Cumulative effect of adoption of ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	—	—	407
Net loss	(1,232)	(5,269)	(1,733)
Dividends declared and other	6	2	(1,758)
Balance at end of period	(8,031)	(6,814)	(1,643)
TOTAL STOCKHOLDERS' EQUITY	$11,162	13,470	19,828
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	1.00	2.16
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      References in the Notes to "Lumen Technologies, Inc.", "Lumen Technologies" or "Lumen," "we," "us", the "Company", and "our" refer to Lumen Technologies and its consolidated subsidiaries, unless the content otherwise requires. References in the Notes to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

(1)    Background and Summary of Significant Accounting Policies

General

We are an international facilities-based technology and communications company engaged primarily in providing a broad array of integrated services to our business and residential customers.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated. In connection with our acquisition of Level 3 in 2017, we acquired its deconsolidated Venezuela subsidiary and due to exchange restrictions and other conditions have assigned no value to this subsidiary's assets. Additionally, we have excluded this subsidiary from our consolidated financial statements.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and our segment reporting for 2020, 2019 and 2018. See Note 16—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net loss for any period.

Operating Expenses

Our current definitions of operating expenses are as follows:

•Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which include third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); and other expenses directly related to our operations; and

•Selling, general and administrative expenses are corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; property and other operating taxes and fees; external commissions; litigation expenses associated with general matters; bad debt expense; and other selling, general and administrative expenses.

These expense classifications may not be comparable to those of other companies.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 15—Income Taxes and Note 17—Commitments, Contingencies and Other Items for additional information.

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

•Allocation of the transaction price to the performance obligations in the contract; and

•Recognition of revenue when, or as, we satisfy a performance obligation.

We provide an array of communications services to business and residential customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global, enterprise, wholesale, government, small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one year to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for consumer and business customers. These deferred costs are monitored every period to reflect any significant change in assumptions.

See Note 3—Revenue Recognition for additional information.

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $56 million, $62 million and $98 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. See Note 15—Income Taxes for additional information.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2020. Included in accounts payable at December 31, 2019 was $106 million representing book overdrafts.

Restricted Cash

Restricted cash consists primarily of cash and investments that serve to collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximates fair value as of December 31, 2020 and 2019.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables, less an allowance for credit losses. Prior to the adoption of ASU 2016-13, the allowance for credit losses receivable reflected our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We implemented the new standard effective January 1, 2020, as discussed in the Recently Adopted Accounting Pronouncements - "Measurement of Credit Losses on Financial Instruments", below. For more information, see Note 5—Credit Losses on Financial Instruments.

The carrying value of accounts receivable net of the allowance for credit losses approximates fair value. Accounts receivable balances acquired in a business combination are recorded at fair value for all balances receivable at the acquisition date and at the invoiced amount for those amounts invoiced after the acquisition date.

Property, Plant and Equipment

We record property, plant and equipment acquired in connection with our acquisitions based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. We depreciate the majority of our property, plant and equipment using the straight-line group method, but depreciate certain of our assets using the straight-line method over their estimated useful lives of the specific asset. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining useful life of our asset base. Our remaining useful life assessments evaluate the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the asset. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

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

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We have capitalized certain costs associated with software such as costs of employees devoted to software development and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

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

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not that the fair values of our reporting units were less than their carrying values. We are required to write-down the value of goodwill in periods in which the recorded carrying value of equity exceeds the fair value of equity. Our reporting units are not discrete legal entities with discrete full financial statements. Therefore, the equity carrying value and future cash flows are assessed each time a goodwill impairment assessment is performed on a reporting unit. To do so, we assign our assets, liabilities and cash flows to reporting units using reasonable and consistent allocation methodologies, which entail various estimates, judgments and assumptions.

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

For more information, see Note 2—Goodwill, Customer Relationships and Other Intangible Assets.

Derivatives and Hedging

From time to time we have used derivative instruments to hedge exposure to interest rate risks arising from fluctuation in interest rates. We account for derivative instruments in accordance with ASC 815, Derivatives and Hedging, which establishes accounting and reporting standards for derivative instruments. We do not use derivative financial instruments for speculative purposes.
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

We entered into eleven variable-to-fixed interest rate swap agreements during 2019, which we designated as cash-flow hedges. We evaluate the effectiveness of these hedges qualitatively on a quarterly basis. The change in the fair value of the interest rate swaps is reflected in Accumulated Other Comprehensive Loss (“AOCI”) and is subsequently reclassified into earnings in the period the hedged transaction affects earnings, by virtue of qualifying as effective cash flow hedges. For more information see Note 14—Derivative Financial Instruments.

Pension and Post-Retirement Benefits

We recognize the funded status of our defined benefit and post-retirement plans as an asset or a liability on our consolidated balance sheet. Each year's actuarial gains or losses are a component of our other comprehensive loss, which is then included in our accumulated other comprehensive loss. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets, mortality and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 10—Employee Benefits for additional information.

Foreign Currency

Local currencies of foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries use either the British pound, the Euro or the Brazilian Real as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2020, 2019 and 2018. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive loss in stockholders' equity and in our consolidated statements of comprehensive loss in accordance with accounting guidance for foreign currency translation. We consider the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income, net on our consolidated statements of operations.

Common Stock

At December 31, 2020, we had 49 million shares authorized for future issuance under our equity incentive plans.

Preferred Stock

Holders of outstanding Lumen Technologies preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon Lumen's liquidation and vote as a single class with the holders of common stock.

Section 382 Rights Plan

We maintain a Section 382 Rights Plan to protect our U.S. federal net operating loss carryforwards from certain Internal Revenue Code Section 382 limitations. Under the plan, one preferred stock purchase right was distributed for each share of our outstanding common stock as of the close of business on February 25, 2019, and those rights currently trade in tandem with the common stock until they expire or detach under the plan. This plan was designed to deter trading that would result in a change of control (as defined in Code Section 382), and therefore protect our ability to use our historical federal net operating losses in the future.

Dividends

The declaration and payment of dividends is at the discretion of our Board of Directors.

Change in Accounting Policy

During the first quarter of 2020, we elected to change the presentation for taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, including federal and certain state Universal Service Fund (USF) regulatory fees, to present all such taxes on a net basis in our consolidated statements of operations. Prior to the first quarter of 2020, we assessed whether we were the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. The previous policy resulted in presenting such USF fees on a gross basis within operating revenue and cost of services and products, and all other significant taxes on a net basis. We applied this change in accounting policy retrospectively during the first quarter of 2020. As a result, we have decreased both operating revenue and cost of services and products by $911 million, $943 million and $863 million for the years ended December 31, 2020, 2019 and 2018, respectively. The change has no impact on operating income (loss), net loss, or loss per share in our consolidated statements of operations. Refer to our Form 8-K filing dated April 30, 2020 for further information.

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

Recently Adopted Accounting Pronouncements

During 2020, we adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." During 2019, we adopted ASU 2016-02, "Leases (ASC 842)". During 2018, we adopted ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans", ASU 2014-09, “Revenue from Contracts with Customers” and ASU 2018-02, “Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.

Each of these is described further below.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020, and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of tax effect of $2 million. Please refer to Note 5—Credit Losses on Financial Instruments for more information.

Leases

We adopted ASU 2016-02, "Leases (ASC 842)", as of January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11. Therefore, we have not restated comparative period financial information for the effects of ASC 842, and we have not made the new required lease disclosures for comparative periods beginning before January 1, 2019. Instead, we recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.

On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", ("ASU 2019-01") effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. More importantly, the ASU also exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard. Early adoption permits public companies to adopt concurrent with the transition to ASC 842 on leases. We adopted ASU 2019-01 as of January 1, 2019.
Adoption of the new standards resulted in the recording of operating lease assets and operating lease liabilities of approximately $2.1 billion and $2.2 billion, respectively, as of January 1, 2019. The difference is driven principally by the netting of our existing real estate restructure reserve against the corresponding operating lease right of use asset. In addition, we recorded a $96 million cumulative adjustment (net of tax of $37 million) to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards. Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new guidance, as discussed above, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") which replaces virtually all existing generally accepted accounting principles on revenue recognition with a principles-based approach for determining revenue recognition using a new five step model. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs.

We adopted the new revenue recognition standard under the modified retrospective transition method. During the year ended December 31, 2018, we recorded a cumulative catch-up adjustment that increased our retained earnings by $338 million, net of $119 million of income taxes.

See Note 3—Revenue Recognition for additional information.

Comprehensive Loss

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") which provides an option to reclassify stranded tax effects within accumulated other comprehensive loss to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (the "Act") (or portion thereof) is recorded. If an entity elects to reclassify the income tax effects of the Act, the amount of that reclassification shall include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Act related to items remaining in accumulated other comprehensive loss. The effect of the change in the U.S. federal corporate income tax rate on gross valuation allowances that were originally charged to income from continuing operations shall not be included. ASU 2018-02 is effective January 1, 2019, but early adoption is permitted and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We early adopted and applied ASU 2018-02 in the first quarter of 2018. The adoption of ASU 2018-02 resulted in a $407 million increase to retained earnings and in accumulated other comprehensive loss. See Note 20—Accumulated Other Comprehensive Loss for additional information.

Recently Issued Accounting Pronouncements

In October 2020, the FASB issued ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”). This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The cumulative effect of initially applying ASU 2020-09 on January 4, 2021 will not have material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivative that are affected by the discounting transition. The ASU also amends the expedients and expectations in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivatives instruments affected by the discounting transition. As of December 31, 2020, we are evaluating the impact on our consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" (“ASU 2020-01”). This ASU among other things clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments—Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2020, we determined there was no application or discontinuation of the equity method during the reporting periods. The cumulative effect of initially applying ASU 2020-01 on January 1, 2021 will not have a material impact to our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. ASU 2019-12 will become effective for us in the first quarter of fiscal 2021 and early adoption is permitted. The cumulative effect of initially applying ASU 2019-12 on January 1, 2021 will not have a material impact to our consolidated financial statements.

(2)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2020	2019
	(Dollars in millions)
Goodwill	$18,870	21,534
Indefinite-life intangible assets	$278	269
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $11,060 and $9,809	6,344	7,596
Capitalized software, less accumulated amortization of $3,279 and $2,957	1,520	1,599
Trade names, less accumulated amortization of $120 and $91	77	103
Total other intangible assets, net	$8,219	9,567

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of any of our reporting units exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units. At October 31, 2020 and 2019, our international and global accounts segment was comprised of our North America global accounts ("NA GAM"), Europe, Middle East and Africa region ("EMEA"), Latin America region ("LATAM") and Asia Pacific region ("APAC") reporting units. At October 31, 2020 and 2019 our reporting units were consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM and APAC. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record an impairment equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which represents the value of expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

At October 31, 2020, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows for our consumer, enterprise, wholesale, small and medium business and NA GAM segments using a rate that represents our weighted average cost of capital, which we determined to be approximately 7.6% as of the assessment date (which comprised an after-tax cost of debt of 2.5% and a cost of equity of 10.7%). We discounted the projected cash flows of our EMEA, LATAM and APAC reporting units using a rate that represents their estimated weighted average cost of capital, which we determined to be approximately 8.0%, 14.3% and 10.1%, respectively, as of the measurement date (which was comprised of an after-tax cost of debt of 2.9%, 6.9% and 3.9% and a cost of equity of 11.2%, 18.8% and 14.0%, respectively). We utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples between 2.0x and 5.5x and 4.8x and 12.5x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units resulting in an overall company revenue and EBITDA multiple of 2.3x and 5.7x, respectively. We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2020 and concluded that the indicated implied control premium of approximately 33.0% was reasonable based on recent market transactions. Due to the decline in our stock price at October 31, 2020 and our assessment performed with respect to the reporting units described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity for our consumer, wholesale, small and medium business and EMEA reporting units. As a result, these reporting units were impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $2.6 billion. See the table below for the impairment charges by segment. As of October 31, 2020, the estimated fair value of equity exceeded the carrying value of equity for our enterprise, NA GAM, LATAM and APAC reporting units by 2%, 46%, 74% and 23%, respectively. Based on our assessments performed, we concluded that the goodwill assigned to our enterprise, NA GAM, LATAM and APAC reporting units was not impaired at October 31, 2020.

At October 31, 2019, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows for our consumer, enterprise, wholesale, small and medium business and NA GAM reporting units using a rate that represents our weighted average cost of capital, which we determined to be approximately 6.3% as of the assessment date (which was comprised of an after-tax cost of debt of 4.4% and a cost of equity of 7.6%). We discounted the projected cash flows of our EMEA, LATAM and APAC reporting units using a rate that represents their estimated weighted average cost of capital, which we determined to be approximately 6.8%, 10.0% and 9.0%, respectively, as of the measurement date (which was comprised of an after-tax cost of debt of 4.8%, 6.1% and 7.1% and a cost of equity of 8.1%, 12.5% and 10.2%, respectively). We utilized company comparisons within the telecommunications industry and analyst reports which have historically supported a range of fair values derived from annualized revenue and EBITDA multiples between 2.3x and 5.4x and 5.6x and 12.2x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units resulting in an overall company revenue and EBITDA multiple of 2.3x and 5.7x, respectively. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2019 and concluded that the indicated control premium of approximately 44.7% was reasonable based on recent market transactions. As of October 31, 2019, based on our assessment performed with respect to our eight reporting units, the estimated fair value of equity exceeded the carrying value of equity for our consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC reporting units by 44%, 41%, 53%, 46%, 55%, 5%, 63% and 38%, respectively. Based on our assessments performed, we concluded that the goodwill for our eight reporting units was not impaired as of October 31, 2019.

Both our January 2019 internal reorganization and the decline in our stock price indicated the carrying values of our reporting units were more likely than not in excess of their fair values, requiring an impairment test in the first quarter of 2019. Because our low stock price was a key trigger for impairment testing during the first quarter of 2019, we estimated the fair value of our operations in such quarter using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples between 2.1x and 4.9x and 4.9x and 9.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units within this range. We reconciled the estimated fair values of the reporting units to our market capitalization as of the date of each of our impairment tests during the first quarter of 2019 and concluded that the indicated control premium of approximately 4.5% and 4.1% was reasonable based on recent market transactions. In the quarter ended March 31, 2019, based on our assessments performed with respect to the reporting units as described above, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of both of our impairment tests during the first quarter. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019. See the table below for the impairment charges by segment.

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

We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2020 and 2019 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge for these assets was recorded in 2020 or 2019.

The following tables show the rollforward of goodwill assigned to our reportable segments from December 31, 2018 through December 31, 2020.

	Business	Consumer	Total
	(Dollars in millions)
As of December 31, 2018(1)	$20,447	7,584	28,031
______________________________________________________________________

(1)	Goodwill is net of accumulated impairment losses of $3.8 billion.

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total
	(Dollars in millions)
As of January 1, 2019	$3,595	5,222	5,193	6,437	7,584	28,031
January 2019 reorganization	—	987	(1,038)	395	(344)	—
Effect of foreign currency exchange rate change and other	9	—	—	—	—	9
Impairment	(934)	(1,471)	(896)	(3,019)	(186)	(6,506)
As of December 31, 2019(1)	2,670	4,738	3,259	3,813	7,054	21,534
Effect of foreign currency exchange rate change and other	(15)	—	(7)	—	—	(22)
Impairment	(100)	—	(444)	(699)	(1,399)	(2,642)
As of December 31, 2020(1)	$2,555	4,738	2,808	3,114	5,655	18,870
______________________________________________________________________

(1)	Goodwill at December 31, 2020 and December 31, 2019 is net of accumulated impairment losses of $12.9 billion and $10.3 billion, respectively.

For additional information on our segments, see Note 16—Segment Information.

As of December 31, 2020, the weighted average remaining useful lives of our intangible assets were approximately 8 years in total, approximately 9 years for customer relationships, 3 years for capitalized software and 2 years for trade names.

Total amortization expense for intangible assets for the years ended December 31, 2020, 2019 and 2018 was $1.7 billion, $1.7 billion and $1.8 billion, respectively. As of December 31, 2020, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $41.5 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021	$1,282
2022	1,065
2023	920
2024	853
2025	761

(3)    Revenue Recognition

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide disaggregation of revenue from contracts with customers based on reporting segments and service offerings for the years ended December 31, 2020, 2019 and 2018. It also shows the amount of revenue that is not subject to ASC 606, but is instead governed by other accounting standards.

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue(9)	Total Revenue from Contracts with Customers
	(Dollars in millions)
International and Global Accounts
IP and Data Services (1)	$1,556	—	1,556
Transport and Infrastructure (2)	1,265	(373)	892
Voice and Collaboration (3)	368	—	368
IT and Managed Services (4)	216	—	216
Total International and Global Accounts Segment Revenue	3,405	(373)	3,032

Enterprise
IP and Data Services (1)	2,474	(2)	2,472
Transport and Infrastructure (2)	1,608	(135)	1,473
Voice and Collaboration (3)	1,424	(1)	1,423
IT and Managed Services (4)	216	—	216
Total Enterprise Segment Revenue	5,722	(138)	5,584

Small and Medium Business
IP and Data Services (1)	1,062	(3)	1,059
Transport and Infrastructure (2)	352	(34)	318
Voice and Collaboration (3)	1,098	(3)	1,095
IT and Managed Services (4)	45	—	45
Total Small and Medium Business Segment Revenue	2,557	(40)	2,517

Wholesale
IP and Data Services (1)	1,280	—	1,280
Transport and Infrastructure (2)	1,764	(517)	1,247
Voice and Collaboration (3)	731	—	731
IT and Managed Services (4)	2	—	2
Total Wholesale Business Segment Revenue	3,777	(517)	3,260

Consumer
Broadband (5)	2,909	(217)	2,692
Voice (6)	1,622	—	1,622
Regulatory (7)	615	(615)	—
Other (8)	105	(15)	90
Total Consumer Segment Revenue	5,251	(847)	4,404

Total revenue	$20,712	(1,915)	18,797

Timing of revenue
Goods and services transferred at a point in time			$250
Services performed over time			18,547
Total revenue from contracts with customers			$18,797

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue(9)	Total Revenue from Contracts with Customers
	(Dollars in millions)
International and Global Accounts
IP and Data Services (1)	$1,627	—	1,627
Transport and Infrastructure (2)	1,268	(365)	903
Voice and Collaboration (3)	354	—	354
IT and Managed Services (4)	227	—	227
Total International and Global Accounts Segment Revenue	3,476	(365)	3,111

Enterprise
IP and Data Services (1)	2,538	—	2,538
Transport and Infrastructure (2)	1,479	(134)	1,345
Voice and Collaboration (3)	1,423	—	1,423
IT and Managed Services (4)	256	—	256
Total Enterprise Segment Revenue	5,696	(134)	5,562

Small and Medium Business
IP and Data Services (1)	1,091	—	1,091
Transport and Infrastructure (2)	365	(36)	329
Voice and Collaboration (3)	1,226	—	1,226
IT and Managed Services (4)	45	—	45
Total Small and Medium Business Segment Revenue	2,727	(36)	2,691

Wholesale
IP and Data Services (1)	1,365	—	1,365
Transport and Infrastructure (2)	1,907	(545)	1,362
Voice and Collaboration (3)	763	—	763
IT and Managed Services (4)	7	—	7
Total Wholesale Business Segment Revenue	4,042	(545)	3,497

Consumer
Broadband (5)	2,876	(215)	2,661
Voice (6)	1,837	—	1,837
Regulatory (7)	632	(632)	—
Other (8)	172	(26)	146
Total Consumer Segment Revenue	5,517	(873)	4,644

Total revenue	$21,458	(1,953)	19,505

Timing of revenue
Goods and services transferred at a point in time			$221
Services performed over time			19,284
Total revenue from contracts with customers			$19,505

	Year Ended December 31, 2018
	Total Revenue	Adjustments for Non-ASC 606 Revenue(9)	Total Revenue from Contracts with Customers
	(Dollars in millions)
International and Global Accounts
IP and Data Services (1)	$1,682	—	1,682
Transport and Infrastructure (2)	1,230	(83)	1,147
Voice and Collaboration (3)	365	—	365
IT and Managed Services (4)	266	—	266
Total International and Global Accounts Segment Revenue	3,543	(83)	3,460

Enterprise
IP and Data Services (1)	2,485	—	2,485
Transport and Infrastructure (2)	1,484	(43)	1,441
Voice and Collaboration (3)	1,495	—	1,495
IT and Managed Services (4)	301	—	301
Total Enterprise Segment Revenue	5,765	(43)	5,722

Small and Medium Business
IP and Data Services (1)	1,078	—	1,078
Transport and Infrastructure (2)	424	(40)	384
Voice and Collaboration (3)	1,366	—	1,366
IT and Managed Services (4)	50	—	50
Total Small and Medium Business Segment Revenue	2,918	(40)	2,878

Wholesale
IP and Data Services (1)	1,369	—	1,369
Transport and Infrastructure (2)	2,118	(397)	1,721
Voice and Collaboration (3)	865	—	865
IT and Managed Services (4)	8	—	8
Total Wholesale Business Segment Revenue	4,360	(397)	3,963

Consumer
Broadband (5)	2,824	(213)	2,611
Voice (6)	2,127	—	2,127
Regulatory (7)	727	(727)	—
Other (8)	316	(35)	281
Total Consumer Segment Revenue	5,994	(975)	5,019

Total revenue	$22,580	(1,538)	21,042

Timing of revenue
Goods and services transferred at a point in time			$230
Services performed over time			20,812
Total revenue from contracts with customers			$21,042
______________________________________________________________________

(1)	Includes primarily VPN data network, Ethernet, IP, content delivery and other ancillary services.
(2)	Includes wavelengths, private line, dark fiber services, colocation and data center services, including cloud, hosting and application management solutions, professional services and other ancillary services.
(3)	Includes local, long-distance voice, including wholesale voice, and other ancillary services, as well as VoIP services.
(4)	Includes information technology services and managed services, which may be purchased in conjunction with our other network services.
(5)	Includes high speed, fiber-based and lower speed DSL broadband services.
(6)	Includes local and long-distance services.
(7)	Includes (i) CAF and other support payments designed to reimburse us for various costs related to certain telecommunications services and (ii) other operating revenue from the leasing and subleasing of space.
(8)	Includes retail video services (including our linear TV services), professional services and other ancillary services.
(9)	Includes regulatory revenue, revenue from leasing arrangements and failed-sale-leaseback income in 2018, which are not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(Dollars in millions)
Customer receivables(1)	$1,889	2,194
Contract assets	108	130
Contract liabilities	950	1,028
______________________________________________________________________
(1)Reflects gross customer receivables of $2.1 billion and $2.3 billion, net of allowance for credit losses of $174 million and $94 million, at December 31, 2020 and December 31, 2019, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheet. During the years ended December 31, 2020 and December 31, 2019, we recognized $672 million and $630 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020 and January 1, 2019, respectively.

Performance Obligations

As of December 31, 2020, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $5.5 billion. We expect to recognize approximately 91% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	December 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$326	221
Costs incurred	181	141
Amortization	(218)	(146)
End of period balance	$289	216

	December 31, 2019
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$322	187
Costs incurred	208	158
Amortization	(204)	(124)
End of period balance	$326	221

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of approximately 30 months for consumer and business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4)    Leases
Our financial position for reporting periods beginning on or after January 1, 2019 is presented under the new accounting guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance, as discussed in Note 1— Background and Summary of Significant Accounting Policies.

We primarily lease to or from third parties various office facilities and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Some of our lease arrangements contain lease components, non-lease components (including common-area maintenance costs) and executory costs (including real estate taxes and insurance costs). We generally account for each component separately based on the estimated standalone price of each component. For colocation leases, we account for the lease and non-lease components as a single lease component.

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

Lease expense consisted of the following:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Operating and short-term lease cost	$729	677
Finance lease cost:
Amortization of right-of-use assets	36	44
Interest on lease liability	12	12
Total finance lease cost	48	56
Total lease cost	$777	733
Lumen Technologies leases various equipment, office facilities, retail outlets and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2020, 2019 and 2018, our gross rental expense was $777 million, $733 million and $875 million, respectively. We also received sublease rental income for the years ended December 31, 2020, 2019 and 2018 of $25 million, $24 million and $21 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2020	2019
Assets
Operating lease assets	Other, net	$1,699	1,686
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	329	252
Total leased assets		$2,028	1,938

Liabilities
Current
Operating	Current operating lease liabilities	$379	416
Finance	Current maturities of long-term debt	26	35
Noncurrent
Operating	Other	1,405	1,342
Finance	Long-term debt	267	185
Total lease liabilities		$2,077	1,978

Weighted-average remaining lease term (years)
Operating leases		6.7	7.2
Finance leases		12.1	11.3
Weighted-average discount rate
Operating leases		6.01%	6.46%
Finance leases		4.94%	5.47%

Supplemental consolidated cash flow statement information related to leases:

	Years Ended December 31,
	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$566	665
Operating cash flows for finance leases	14	14
Financing cash flows for finance leases	40	32
Supplemental lease cash flow disclosures
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$375	358
Right-of-use assets obtained in exchange for new finance lease liabilities	124	14

As of December 31, 2020, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2021	$469	40
2022	411	32
2023	331	29
2024	232	28
2025	177	29
Thereafter	592	240
Total lease payments	2,212	398
Less: interest	(428)	(105)
Total	1,784	293
Less: current portion	(379)	(26)
Long-term portion	$1,405	267

As of December 31, 2020, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

Lumen Technologies leases various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2020, 2019 and 2018, our gross rental income was $1.3 billion, $1.4 billion and $882 million, respectively, which represents 6%, 7% and 4% respectively, of our operating revenue for the years ended December 31, 2020, 2019 and 2018.

(5)    Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses", we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

We implemented the new standard effective January 1, 2020, using a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Consumer	Total
	(Dollars in millions)
Beginning balance at January 1, 2020 (1)	$58	37	95
Provision for expected losses	115	74	189
Write-offs charged against the allowance	(74)	(59)	(133)
Recoveries collected	24	18	42
Foreign currency exchange rate changes adjustment	(2)	—	(2)
Ending balance at December 31, 2020	$121	70	191
______________________________________________________________________
(1)The beginning balance includes the cumulative effect of the adoption of the new credit loss standard.

For the year ended December 31, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolios due to an increase in historical and expected loss experience in certain classes of aged balances, which we believe were predominantly attributable to the COVID-19 induced economic slowdown. We believe that decreased write-offs (net of recoveries) driven by COVID-19 regulations and programs have further contributed to an increase in our allowance for credit losses.

(6)    Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of Lumen Technologies and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

			As of December 31,
	Interest Rates(1)	Maturities(1)	2020	2019
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies
Revolving Credit Facility (3)	LIBOR + 2.00%	2025	$150	250
Term Loan A (3)(4)	LIBOR + 2.00%	2025	1,108	1,536
Term Loan A-1 (3)(4)	LIBOR + 2.00%	2025	316	333
Term Loan B (3)(5)	LIBOR + 2.25%	2027	4,950	5,880
Senior notes	4.000%	2027	1,250	—
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan (6)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
Lumen Technologies
Senior notes	4.500% - 7.650%	2021 - 2042	8,645	8,696
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2024 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2021 - 2057	3,170	5,956
Term loan (7)	LIBOR + 2.00%	2027	215	100
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	352
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,437	1,450
Finance lease and other obligations	Various	Various	295	222
Unamortized discounts, net			(78)	(52)
Unamortized debt issuance costs			(237)	(293)
Total long-term debt			31,837	34,694
Less current maturities			(2,427)	(2,300)
Long-term debt, excluding current maturities			$29,410	32,394
_______________________________________________________________________________
(1)As of December 31, 2020.
(2)See the remainder of this Note for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Lumen's credit agreement was amended as noted below, extending the maturity date of its (a) Term Loan A, Term Loan A-1 and Revolving Credit Facilities from 2022 to 2025 and (b) Term Loan B from 2025 to 2027.
(4)Term Loans A and A-1 had interest rates of 2.147% and 4.459% as of December 31, 2020 and December 31, 2019, respectively.

(5)Term Loan B had interest rates of 2.397% and 4.549% as of December 31, 2020 and December 31, 2019, respectively.
(6)The Level 3 Tranche B 2027 Term Loan had interest rates of 1.897% and 3.549% as of December 31, 2020 and December 31, 2019, respectively.
(7)Qwest Corporation's Term Loan had interest rates of 2.150% and 3.800% as of December 31, 2020 and December 31, 2019, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2020 (excluding unamortized discounts, net and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2021	$2,427
2022	1,544
2023	966
2024	2,043
2025	3,057
2026 and thereafter	22,115
Total long-term debt	$32,152

Debt of Lumen Technologies and its Subsidiaries

At December 31, 2020, most of our outstanding consolidated debt had been incurred by Lumen Technologies or one of the following four other primary borrowers or “borrowing groups,” each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Qwest Corporation;

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.;

•Embarq Corporation; and

•Level 3 Financing, Inc., including its parent guarantor Level 3 Parent, LLC, and one or more subsidiary guarantors.

Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further below.

Amended and Restated Credit Agreement

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 (as so amended and restated, the "Amended Credit Agreement"). At December 31, 2020, the Amended Credit Agreement consisted of the following facilities:

•a $2.2 billion senior secured revolving credit facility (“the Revolving Credit Facility”);

•a $1.108 billion senior secured Term Loan A credit facility;

•a $316 million senior secured Term Loan A-1 credit facility with CoBank, ACB; and

•a $4.95 billion senior secured Term Loan “B” credit facility (the term loan facilities and the Revolving Credit Facility being referred to collectively as the "Amended Secured Credit Facilities").

Loans under the Term Loan A and A-1 facilities and the Revolving Credit Facility bear interest at a rate equal to, at our option, the Eurodollar rate or the alternative base rate (each as defined in the Amended Credit Agreement) plus an applicable margin between 1.50% to 2.25% per annum for Eurodollar loans and 0.50% to 1.25% per annum for alternative base rate loans, depending on our then current total leverage ratio. Loans under the Term Loan B facility bear interest at the Eurodollar rate plus 2.25% per annum or the alternative base rate plus 1.25% per annum. Loans under each of the term loan facilities require certain specified quarterly amortization payments and certain specified mandatory prepayments in connection with certain asset sales and debt issuances and out of excess cash flow, among other things, subject in each case to certain significant exceptions.

Borrowings under the Revolving Credit Facility and the Term Loan A and A-1 facilities mature on January 31, 2025. Borrowings under the Term Loan B facility mature on March 15, 2027.

All of Lumen's obligations under the Amended Secured Credit Facilities are guaranteed by certain of its subsidiaries. The guarantees by certain of those guarantors are secured by a first priority security interest in substantially all assets (including certain subsidiaries stock) directly owned by them, subject to certain exceptions and limitations.

A portion of the Revolving Credit Facility in an amount not to exceed $250 million is available for swingline loans, and a portion in an amount not to exceed $800 million is available for the issuance of letters of credit.

Lumen Technologies is permitted under the Amended Credit Agreement to request certain incremental borrowings subject to the satisfaction of various conditions and to certain other limitations. Any incremental borrowings would be subject to the same terms and conditions under the Amended Credit Agreement.

The above described January 2020 amendments and related refinancing transactions resulted in an aggregate net loss of $67 million from modification and extinguishment of the debt.

Term Loans and Certain Other Debt of Subsidiaries

Qwest Corporation

On October 23, 2020, Qwest Corporation borrowed $215 million under a variable-rate term loan with CoBank ACB and used the resulting net proceeds to pay off its previous $100 million term loan with CoBank ACB. Additionally, on October 26, 2020, Qwest Corporation used the remaining net proceeds to partially facilitate the redemption of the remaining $160 million aggregate principal amount of its outstanding 6.625% Notes due 2055. The outstanding unpaid principal amount of this new term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.25% per annum for LIBOR loans and 0.50% to 1.25% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating. At December 31, 2020 and 2019, the outstanding principal balance owed under the new term loan and its predecessor was $215 million and $100 million, respectively.

Level 3 Financing, Inc.

At December 31, 2020, Level 3 Financing, Inc. owed $3.111 billion, under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

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

Embarq Subsidiaries

At December 31, 2020 and 2019, one of our Embarq subsidiaries had outstanding first mortgage bonds. These first mortgage bonds are secured by substantially all of the property, plant and equipment of the issuing subsidiary.

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. Lumen Technologies maintains an uncommitted $225 million revolving letter of credit facility separate from the letter of credit facility included in the Amended Credit Facility noted above. Letters of credit issued under this facility are backed by credit enhancements in the form of secured guarantees issued by certain of our subsidiaries. As of December 31, 2020 and 2019, our outstanding letters of credit under this credit facility totaled $97 million and $82 million, respectively.

As of December 31, 2020, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $18 million, of which $11 million was collateralized by cash that is reflected on the consolidated balance sheets as restricted cash. As of December 31, 2019, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $23 million of which $18 million was collateralized by cash that is reflected on the consolidated balance sheets as restricted cash.

Senior Notes

Lumen's consolidated indebtedness at December 31, 2020 included (i) senior secured notes issued by Lumen Technologies and Level 3 Financing, Inc. and (ii) senior unsecured notes issued by Lumen Technologies, Level 3 Financing, Inc., Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. The Lumen Technologies secured senior notes are guaranteed by the same domestic subsidiaries that guarantee the Amended Credit Agreement. The senior notes issued by Level 3 Financing, Inc. are guaranteed by its parent, Level 3 Parent, LLC and one or more of its affiliates. The senior notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc. Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions. Under certain circumstances in connection with a “change of control” of Lumen Technologies, it will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest. Also, under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC or Level 3 Financing, Inc., Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

New Issuances

On November 27, 2020, Lumen Technologies issued $1.0 billion of 4.500% Senior Notes due 2029. The proceeds from this offering were used to redeem outstanding senior notes of Qwest Corporation and reduce borrowings under the Revolving Credit Facility.

On August 12, 2020, Level 3 Financing, Inc., issued $840 million aggregate principal amount of its 3.625% Senior Notes due 2029 (the "2029 Notes"). Level 3 Financing, Inc. used the net proceeds from this offering to redeem certain of its outstanding senior note indebtedness. The 2029 Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

On June 15, 2020, Level 3 Financing, Inc., issued $1.2 billion aggregate principal amount of its 4.250% Senior Notes due 2028 (the "2028 Notes"). Level 3 Financing, Inc. used the net proceeds from this offering to redeem certain of its outstanding senior note indebtedness. The 2028 Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

On January 24, 2020, Lumen Technologies issued $1.25 billion aggregate principal amount of its 4.000% Senior Secured Notes due 2027 (the “2027 Notes”). Lumen Technologies used the net proceeds from this offering to repay a portion of the outstanding indebtedness under its Term Loan B facility. The 2027 Notes are guaranteed by each of Lumen’s domestic subsidiaries that guarantees Lumen's Amended Credit Agreement, subject to various exceptions and limitations. While the 2027 Notes are not secured by any of the assets of Lumen Technologies, certain of the note guarantees are secured by a first priority security interest in substantially all of the assets of such guarantors (including the stock of certain of their respective subsidiaries), which assets also secure obligations under the Amended Credit Agreement on a pari passu basis.

On December 16, 2019, Lumen Technologies issued $1.25 billion of 5.125% Senior Notes due 2026. The proceeds from the offering were primarily used to fully redeem on January 15, 2020 the $1.1 billion of senior notes of Qwest Corporation.

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

On September 25, 2019, Level 3 Financing, Inc. issued $1.0 billion of 4.625% Senior Notes due 2027. The proceeds from the offering together with cash on hand were used to redeem $600 million outstanding principal amount of Level 3 Parent, LLC's senior notes and $400 million Level 3 Financing, Inc.'s senior notes.

Repayments

2020

During 2020, Lumen Technologies and its affiliates repurchased approximately $6.2 billion of their respective debt securities, which primarily included $1.3 billion of Lumen Technologies credit agreement debt, $2.8 billion of Qwest Corporation senior notes, $78 million of Lumen Technologies senior notes and $2.0 billion of Level 3 Financing, Inc. senior notes, which resulted in a loss of $109 million, including the $67 million loss resulting from the modification of the Amended Credit Agreement discussed above.

Additionally, during 2020, Lumen Technologies (i) paid at maturity $973 million aggregate principal amount of its outstanding senior notes and (ii) made $125 million of scheduled amortization payments under its term loans.

2019

During 2019, Lumen Technologies and its affiliates repurchased approximately $3.6 billion of their respective debt securities, which primarily included approximately $2.3 billion of Level 3 Financing, Inc. senior notes and term loan, $600 million of Level 3 Parent, LLC senior notes, $345 million of Qwest Capital Funding senior notes and $340 million of Lumen Technologies senior notes, which resulted in an aggregate net gain of $72 million. Additionally during 2019, Lumen paid $398 million of its maturing senior notes and $164 million of amortization payments under its term loans.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,743	2,093	2,230
Capitalized interest	(75)	(72)	(53)
Total interest expense	$1,668	2,021	2,177

Covenants

Lumen Technologies

With respect to the Term Loan A and A-1 facilities and the Revolving Credit Facility, the Amended Credit Agreement requires us to maintain (i) a maximum total leverage ratio of not more than 4.75 to 1.00 and (ii) a minimum consolidated interest coverage ratio of at least 2.00 to 1.00, with such ratios being determined and calculated in the manner described in the Amended Credit Agreement.

The Amended Secured Credit Facilities contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with its affiliates, dispose of assets and merge or consolidate with any other person.

The senior notes of Lumen Technologies were issued under four separate indentures. These indentures restrict our ability to (i) incur, issue or create liens upon the property of Lumen Technologies and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. The indentures do not contain any provisions that restrict the issuance of new securities in the event of a material adverse change to us. However, as indicated above under "Senior Notes", Lumen Technologies will be required to offer to purchase certain of its long-term debt securities issued under its indentures under certain circumstances in connection with a "change of control" of Lumen Technologies.

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

Qwest Companies

Under its term loan, Qwest Corporation must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of not more than 2.85 to 1.00, as determined and calculated in the manner described in the applicable term loan documentation. The term loan also contains a negative pledge covenant, which generally requires Qwest Corporation to secure equally and ratably any advances under the term loan if it pledges assets or permit liens on its property for the benefit of other debtholders.

The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in Lumen's indentures (but contain no mandatory repurchase provisions). The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.

Embarq

Embarq's senior note was issued pursuant to an indenture dated as of May 17, 2006. While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq's consolidated net tangible assets. The indenture also contains restrictions on the consummation of certain transactions substantially similar to Lumen’s above-described covenants (but without mandatory repurchase provision), as well as certain customary covenants to maintain properties and pay all taxes and lawful claims.

Impact of Covenants

The debt covenants applicable to Lumen Technologies and its subsidiaries could materially adversely affect their ability to operate or expand their respective businesses, to pursue strategic transactions, or to otherwise pursue their plans and strategies. The covenants of the Level 3 companies may significantly restrict the ability of Lumen Technologies to receive cash from the Level 3 companies, to distribute cash from the Level 3 companies to other of Lumen’s affiliated entities, or to enter into other transactions among Lumen’s wholly-owned entities.

Certain of the debt instruments of Lumen Technologies and its subsidiaries contain cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

The ability of Lumen Technologies and its subsidiaries to comply with the financial covenants in their respective debt instruments could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond their control.

Compliance

At December 31, 2020, Lumen Technologies believes it and its subsidiaries were in compliance with the provisions and financial covenants contained in their respective material debt agreements in all material respects.

Guarantees

Lumen Technologies does not guarantee the debt of any unaffiliated parties, but, as noted above, as of December 31, 2020 certain of its largest subsidiaries guaranteed (i) its debt and letters of credit outstanding under its Amended Credit Agreement, its senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure their respective guarantees.

Subsequent Events

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amount of 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem all $900 million aggregate principal amount of Level 3 Financing, Inc.'s outstanding 5.375% Senior Notes due 2024 (the "5.375% Notes") on February 12, 2021. Following this redemption there were no bonds outstanding for the 5.375% Notes. The Sustainability-Linked Notes are (i) guaranteed by Level 3 Parent, LLC and (ii) expected to be guaranteed by Level 3 Communications, LLC, upon the receipt of all requisite material governmental authorizations.

On February 16, 2021, Qwest Corporation fully redeemed all $235 million aggregate principal amount of its outstanding 7.000% Senior Notes due 2056.

(7)    Accounts Receivable

The following table presents details of our accounts receivable balances:

	As of December 31,
	2020	2019
	(Dollars in millions)
Trade and purchased receivables	$1,717	1,971
Earned and unbilled receivables	345	374
Other	91	20
Total accounts receivable	2,153	2,365
Less: allowance for credit losses	(191)	(106)
Accounts receivable, less allowance	$1,962	2,259

We are exposed to concentrations of credit risk from our customers. We generally do not require collateral to secure our receivable balances. We have agreements with other communications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other communications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

The following table presents details of our allowance for credit losses accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2020(1)	$106	189	(104)	191
2019	142	145	(181)	106
2018	164	153	(175)	142
_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of $2 million tax effect. This adjustment is included within "Deductions". Please refer to Note 5 - Credit Losses on Financial instruments for more information.

(8)    Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2020	2019
		(Dollars in millions)
Land	N/A	$848	867
Fiber, conduit and other outside plant(1)	15-45 years	26,522	24,666
Central office and other network electronics(2)	3-10 years	20,692	19,608
Support assets(3)	3-30 years	8,261	7,984
Construction in progress(4)	N/A	1,611	2,300
Gross property, plant and equipment		57,934	55,425
Accumulated depreciation		(31,596)	(29,346)
Net property, plant and equipment		$26,338	26,079
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

We recorded depreciation expense of $3.0 billion, $3.1 billion and $3.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Asset Retirement Obligations

At December 31, 2020, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

Our fair value estimates were determined using the discounted cash flow method.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Balance at beginning of year	$197	190	115
Accretion expense	10	11	10
Liabilities assumed in acquisition of Level 3(1)	—	—	58
Liabilities settled	(8)	(14)	(14)
Change in estimate	—	10	21
Balance at end of year	$199	197	190
_______________________________________________________________________________
(1)The liabilities assumed during 2018 relate to purchase price adjustments during the year.

The 2019 and 2018 change in estimates are offset against gross property, plant and equipment.

(9) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workload demands due to reduced demand for certain services.

We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As described in Note 16—Segment Information, we do not allocate these severance expenses to our segments.

Under prior GAAP, we had previously recognized liabilities to reflect our estimates of the fair values of the existing lease obligations for real estate which we have ceased using, net of estimated sublease rentals. In accordance with transitional guidance under the new lease standard (ASC 842), the existing lease obligation of $110 million as of January 1, 2019 was netted against the operating lease right of use assets at adoption. For additional information, see Note 4—Leases to our consolidated financial statements in Item 8 of Part II of this report.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2018	$87
Accrued to expense	89
Payments, net	(87)
Balance at December 31, 2019	89
Accrued to expense	151
Payments, net	(137)
Balance at December 31, 2020	$103

(10) Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

We sponsor various defined benefit pension plans (qualified and non-qualified) which, in the aggregate, cover a substantial portion of our employees including legacy CenturyLink, legacy Level 3, legacy Qwest Communications International Inc. ("Qwest") and legacy Embarq employees. Pension benefits for participants of the Lumen Combined Pension Plan ("Combined Pension Plan") who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for certain eligible former employees. We use a December 31 measurement date for all our plans.

Pension Benefits

United States funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Pension Plan is to make contributions with the objective of accumulating ample assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of the Combined Pension Plan was $1.7 billion as of December 31, 2020 and 2019.

We made no voluntary cash contributions to the Combined Pension Plan in 2020 and 2019 and paid $5 million of benefits directly to participants of our non-qualified pension plans in both 2020 and 2019. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2021, but the Company could make voluntary contributions to the trust for the Combined Pension Plan in 2021. We estimate that in 2021 we will pay $5 million of benefits directly to participants of our non-qualified pension plans.

We recognize in our balance sheet the funded status of the legacy Level 3 defined benefit post-retirement plans. The net unfunded status of these plans was $33 million and $18 million, as of December 31, 2020 and 2019, respectively. Additionally, as previously mentioned, we sponsor unfunded non-qualified pension plans for certain current and former highly-compensated employees. The net unfunded status of our non-qualified pension plans was $51 million for both the years ended December 31, 2020 and 2019. Due to the insignificant impact of these pension plans on our consolidated financial statements, we have predominantly excluded them from the remaining employee benefit disclosures in this Note, unless specifically stated.

Post-Retirement Benefits

Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trusts are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $3.0 billion as of December 31, 2020 and 2019.

Assets in the post-retirement trusts were substantially depleted as of December 31, 2016; as of December 31, 2019 the Company ceased to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2020 nor 2019. Starting in 2020, benefits were paid directly by us with available cash. In 2020, we paid $211 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2021, we currently expect to pay directly $233 million of post-retirement benefits, net of participant contributions and direct subsidies.

We expect our expected health care cost trend to range from 5.0% to 6.25% in 2021 and grading to 4.50% by 2025. Our post-retirement benefit cost, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

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

	Combined Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2021	$961	238	(5)
2022	868	232	(5)
2023	844	225	(5)
2024	819	217	(4)
2025	794	210	(4)
2026 - 2030	3,578	932	(16)

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

	Combined Pension Plan			Post-Retirement Benefit Plans
	2020	2019	2018	2020	2019	2018
Actuarial assumptions at beginning of year:
Discount rate	2.79% - 3.55%	3.94% - 4.44%	3.14% - 3.69%	1.69% - 3.35%	3.84% - 4.38%	4.26%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets (1)	6.00%	6.50%	6.50%	4.00%	4.00%	4.00%
Initial health care cost trend rate	N/A	N/A	N/A	6.50% / 5.00%	6.50% / 5.00%	7.00% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
_______________________________________________________________________________
N/A - Not applicable
(1) Rates are presented net of projected fees and administrative costs.

Net periodic benefit (income) expense for our Combined Pension Plan includes the following components:

	Combined Pension Plan Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Service cost	$59	56	66
Interest cost	324	436	392
Expected return on plan assets	(593)	(618)	(685)
Special termination benefits charge	13	6	15
Recognition of prior service credit	(9)	(8)	(8)
Recognition of actuarial loss	202	223	178
Net periodic pension benefit (income) expense	$(4)	95	(42)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Service cost	$14	15	18
Interest cost	69	110	97
Expected return on plan assets	(1)	(1)	(1)
Recognition of prior service cost	16	16	20
Curtailment loss	8	—	—
Net periodic post-retirement benefit expense	$106	140	134

We report service costs for our Combined Pension Plan and post-retirement benefit plans in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. The remaining components of net periodic benefit expense are reported in other income, net in our consolidated statements of operations. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge in 2020 of $21 million, in 2019 of $6 million and in 2018 of $15 million for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2020 and 2019 and are as follows:

	Combined Pension Plan		Post-Retirement Benefit Plans
	December 31,		December 31,
	2020	2019	2020	2019
Actuarial assumptions at end of year:
Discount rate	2.43%	3.25%	2.40%	3.22%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	6.25% / 5.00%	6.50% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2025	2025
_______________________________________________________________________________
N/A - Not applicable

In 2020, 2019 and 2018, we adopted the revised mortality tables and projection scales released by the Society of Actuaries, which decreased the projected benefit obligation of our benefit plans by $3 million, $4 million and $38 million, respectively. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 9 years as of December 31, 2020.

The following tables summarize the change in the benefit obligations for the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$12,217	11,594	13,064
Service cost	59	56	66
Interest cost	324	436	392
Plan amendments	(3)	(9)	—
Special termination benefits charge	13	6	15
Actuarial loss (gain)	749	1,249	(765)
Benefits paid from plan assets	(1,157)	(1,115)	(1,178)
Benefit obligation at end of year	$12,202	12,217	11,594

	Post-Retirement Benefit Plans Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,037	2,977	3,375
Service cost	14	15	18
Interest cost	69	110	97
Participant contributions	46	52	54
Direct subsidy receipts	6	7	8
Plan Amendment	—	—	(36)
Actuarial loss (gain)	134	180	(224)
Curtailment loss	4	—	—
Benefits paid by company	(255)	(300)	(311)
Benefits paid from plan assets	(7)	(4)	(4)
Benefit obligation at end of year	$3,048	3,037	2,977

Plan Assets

We maintain plan assets for our Combined Pension Plan and certain post-retirement benefit plans. As previously noted, assets in the post-retirement benefit plan trusts were substantially depleted as of December 31, 2016. Fair value of post-retirement benefit plan assets of December 31, 2020, 2019 and 2018 was $5 million, $13 million and $18 million, respectively. Due to the insignificance of these assets on our consolidated financial statements, we have predominantly excluded them from the disclosures of plan assets in this Note, unless otherwise indicated.

The following tables summarize the change in the fair value of plan assets for the Combined Pension Plan:

	Combined Pension Plan Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$10,493	10,033	11,060
Return on plan assets	1,210	1,575	(349)
Employer contributions	—	—	500
Benefits paid from plan assets	(1,157)	(1,115)	(1,178)
Fair value of plan assets at end of year	$10,546	10,493	10,033

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plan's assets, net of administrative expenses paid from plan assets. It is determined annually based on the strategic asset allocation and the long-term risk and return forecast for each asset class.

Our investment objective for the Combined Pension Plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. We employ a liability-aware investment strategy designed to reduce the volatility of pension assets relative to pension liabilities. This strategy is evaluated frequently and is expected to evolve over time with changes in the funded status and other factors. Approximately 55% of plan assets is targeted to long-duration investment grade bonds and interest rate sensitive derivatives and 45% is targeted to diversified equity, fixed income and private market investments that are expected to outperform the liability with moderate funded status risk. At the beginning of 2021, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 6.0%. Administrative expenses, including projected PBGC (Pension Benefit Guaranty Corporation) premiums reduce the annual long-term expected return net of administrative expenses to 5.5%.

The short-term and long-term interest crediting rates during 2020 for cash balance components of the Combined Pension Plan were 2.25% and 4.0%, respectively.

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

At December 31, 2020, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2020:

•Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

•Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, and other methods by which all significant inputs were observable at the measurement date.

•Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.

The plan's assets are invested in various asset categories utilizing multiple strategies and investment managers. Interests in commingled funds are fair valued using a practical expedient to the net asset value ("NAV") per unit (or its equivalent) of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV, with a frequency that includes, daily, monthly, quarterly, semi-annually and annually. These commingled funds include redemption notice periods between same day and 270 days. Investments in private funds, primarily limited partnerships, represent long-term commitments with a fixed maturity date and are also valued at NAV. The plan has unfunded commitments related to certain private fund investments, which in aggregate are not material to the plan. Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market. Underlying investments held in funds are aggregated and are classified based on the fund mandate. Investments held in separate accounts are individually classified.

The table below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2020. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$726	4,066	—	4,792
High yield bonds (b)	—	262	6	268
Emerging market bonds (c)	218	172	—	390
U.S. stocks (d)	653	—	2	655
Non-U.S. stocks (e)	593	1	—	594
Private debt (h)	—	—	—	—
Multi-asset strategies (l)	199	—	—	199
Repurchase agreements (n)	—	—	—	—
Cash equivalents and short-term investments (o)	—	281	—	281
Total investments, excluding investments valued at NAV	$2,389	4,782	8	7,179
Liabilities
Derivatives (m)	$—	(1)	—	(1)
Investments valued at NAV				3,368
Total pension plan assets				$10,546

The table below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2019. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2019
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$828	3,197	—	4,025
High yield bonds (b)	—	232	5	237
Emerging market bonds (c)	203	84	—	287
U.S. stocks (d)	756	3	1	760
Non-U.S. stocks (e)	592	—	—	592
Private debt (h)	—	—	16	16
Multi-asset strategies (l)	257	—	—	257
Repurchase agreements (n)	—	39	—	39
Cash equivalents and short-term investments (o)	—	433	—	433
Total investments, excluding investments valued at NAV	$2,636	3,988	22	6,646
Liabilities
Derivatives (m)	$1	(18)	—	(17)
Investments valued at NAV				3,864
Total pension plan assets				$10,493

The table below presents the fair value of plan assets valued at NAV by category for our Combined Pension Plan at December 31, 2020 and 2019.

	Fair Value of Plan Assets Valued at NAV
	Combined Pension Plan at December 31,
	2020	2019
	(Dollars in millions)
Investment grade bonds (a)	$352	211
High yield bonds (b)	25	39
U.S. stocks (d)	192	169
Non-U.S. stocks (e)	308	467
Emerging market stocks (f)	81	92
Private equity (g)	283	322
Private debt (h)	505	483
Market neutral hedge funds (i)	222	433
Directional hedge funds (j)	254	443
Real estate (k)	543	635
Multi-asset strategies (l)	375	449
Cash equivalents and short-term investments (o)	228	121
Total investments valued at NAV	$3,368	3,864

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

(c) Emerging market bonds represent investments in securities issued by governments and other entities located in emerging countries as well as registered mutual funds and commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. The registered mutual fund is classified as Level 1 while individual securities are primarily classified as Level 2.

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

(e) Non-U.S. stocks represent investments in stocks of companies based in developed countries outside the U.S. as well as commingled funds. The valuation inputs for these non-U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are primarily classified as Level 1. NAV funds' underlying investments in this category are valued using the same inputs.

(f) Emerging market stocks represent investments in commingled funds comprised of stocks of companies located in emerging markets. NAV funds' underlying investments in this category are valued using the same inputs.

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

(h) Private debt represents non-public investments in distressed or mezzanine debt funds and pension group insurance contracts. Pension group insurance contracts are valued based on actuarial assumptions and are classified as Level 3. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are primarily structured as limited partnerships and are valued at NAV according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments is based on factors including the issuer's current and projected credit worthiness, the securities' terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment.

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

(k) Real estate represents investments in commingled funds and limited partnerships that invest in a diversified portfolio of real estate properties. These investments are valued at NAV according to the valuation policy of each fund or partnership, subject to prevailing accounting and other regulatory guidelines. The valuation inputs of the underlying properties are generally based on third-party appraisals that use comparable sales or a projection of future cash flows to determine fair value. These valuation methodologies involve a significant degree of judgment.

(l) Multi-asset strategies represent broadly diversified strategies that have the flexibility to tactically adjust exposures to different asset classes through time. This asset category includes investments in registered mutual funds which are classified as Level 1 and may include commingled funds which are valued at NAV based on the market value of the underlying investments.

(m) Derivatives include exchange traded futures contracts which are classified as Level 1, as well as privately negotiated over the counter contracts that are classified as Level 2. The market values represent gains or losses that occur due to differences between stated contract terms and fluctuations in underlying market instruments.

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

Derivative instruments: Derivative instruments are used to reduce risk as well as provide return. The gross notional exposure of the derivative instruments directly held by the Combined Pension Plan is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment. Our post-retirement plans were not invested in derivative instruments for the years ended December 31, 2020 or 2019.

	Gross Notional Exposure
	Combined Pension Plan Years Ended December 31,
	2020	2019
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$84	184
Exchange-traded Treasury and other interest rate futures	1,033	1,253
Exchange-traded Foreign currency futures	12	—
Exchange-traded EURO futures	6	10
Interest rate swaps	124	44
Credit default swaps	43	205
Index swaps	1,297	2,058
Foreign exchange forwards	769	508
Options	222	146

Concentrations of Risk: Investments, in general, are exposed to various risks, such as significant world events, interest rate, credit, foreign currency and overall market volatility risk. These risks are managed by broadly diversifying assets across numerous asset classes and strategies with differing expected returns, volatilities and correlations. Risk is also broadly diversified across numerous market sectors and individual companies. Financial instruments that potentially subject the plans to concentrations of counterparty risk consist principally of investment contracts with high quality financial institutions. These investment contracts are typically collateralized obligations and/or are actively managed, limiting the amount of counterparty exposure to any one financial institution. Although the investments are well diversified, the value of plan assets could change materially depending upon the overall market volatility, which could affect the funded status of the plan.

The table below presents a rollforward of the Combined Pension Plan assets valued using Level 3 inputs:

	Combined Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	U.S. Stocks	Private Debt	Total
	(Dollars in millions)
Balance at December 31, 2018	$7	2	15	24
Acquisitions (dispositions)	(2)	—	1	(1)
Actual return on plan assets	—	(1)	—	(1)
Balance at December 31, 2019	5	1	16	22
Acquisitions (dispositions)	1	—	(17)	(16)
Actual return on plan assets	—	1	1	2
Balance at December 31, 2020	$6	2	—	8

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2020, the investment program produced actual gains on Combined Pension Plan assets of $1.2 billion as compared to expected returns of $593 million for a difference of $618 million. For the year ended December 31, 2019, the investment program produced actual gains on Combined Pension Plan assets of $1.6 billion as compared to the expected returns of $618 million for a difference of $1.0 billion. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
	(Dollars in millions)
Benefit obligation	$(12,202)	(12,217)	(3,048)	(3,037)
Fair value of plan assets	10,546	10,493	5	13
Unfunded status	(1,656)	(1,724)	(3,043)	(3,024)
Current portion of unfunded status	—	—	(228)	(224)
Non-current portion of unfunded status	$(1,656)	(1,724)	(2,815)	(2,800)

The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.

Accumulated Other Comprehensive Loss-Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2019, items recognized as a component of net periodic benefits expense in 2020, additional items deferred during 2020 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2020. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2019	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2020
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(3,046)	203	(150)	53	(2,993)
Prior service benefit (cost)	47	(9)	3	(6)	41
Deferred income tax benefit (expense)	770	(47)	32	(15)	755
Total pension plans	(2,229)	147	(115)	32	(2,197)
Post-retirement benefit plans:
Net actuarial (loss) gain	(175)	—	(171)	(171)	(346)
Prior service (cost) benefit	(71)	16	35	51	(20)
Curtailment loss	—	4	—	4	4
Deferred income tax benefit (expense)	62	(5)	33	28	90
Total post-retirement benefit plans	(184)	15	(103)	(88)	(272)
Total accumulated other comprehensive loss	$(2,413)	162	(218)	(56)	(2,469)

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

	As of and for the Years Ended December 31,
	2018	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2019
	(Dollars in millions)
Accumulated other comprehensive loss:
Pension plans:
Net actuarial (loss) gain	$(2,973)	224	(297)	(73)	(3,046)
Prior service benefit (cost)	46	(8)	9	1	47
Deferred income tax benefit (expense)	754	(53)	69	16	770
Total pension plans	(2,173)	163	(219)	(56)	(2,229)
Post-retirement benefit plans:
Net actuarial gain (loss)	7	—	(182)	(182)	(175)
Prior service (cost) benefit	(87)	16	—	16	(71)
Deferred income tax benefit (expense)	22	(4)	44	40	62
Total post-retirement benefit plans	(58)	12	(138)	(126)	(184)
Total accumulated other comprehensive (loss) income	$(2,231)	175	(357)	(182)	(2,413)

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $307 million, $381 million and $434 million for the years ended December 31, 2020, 2019 and 2018, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $133 million, $148 million, $142 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.

401(k) Plans

We sponsor a qualified defined contribution plan covering substantially all of our U.S. employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2020 and 2019, the assets of the plan included approximately 11 million shares of our common stock all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to this plan of $101 million, $113 million and $93 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Compensation Plans

We sponsored non-qualified deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of liabilities related to these plans was not significant.

(11)    Share-based Compensation

We maintain an equity incentive program that allows our Board of Directors (through its Compensation Committee or a senior officer acting under delegated authority) to grant incentives to certain employees and outside directors in one or more forms, including: incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and market and performance shares. Stock options generally expire ten years from the date of grant.

Stock Options

We had 469,000 options outstanding as of December 31, 2019. The total intrinsic value of options exercised for the years ended December 31, 2019 and 2018, was less than $1 million each year. During 2020, virtually all remaining stock options expired or were forfeited.

Restricted Stock Awards and Restricted Stock Unit Awards

For equity based restricted stock and restricted stock unit awards that contain only service conditions for vesting (time-based awards), we calculate the award fair value based on the closing price of Lumen Technologies common stock on the accounting grant date. We also grant equity-based awards that contain service conditions as well as additional market or performance conditions. For awards having both service and market conditions, the award fair value is calculated using Monte-Carlo simulations. Awards with service as well as market or performance conditions specify a target number of shares for the award, although each recipient ultimately has the opportunity to receive between 0% and 200% of the target number of shares. For awards with service and market conditions, the percentage received is based on our total shareholder return over the three-year service period versus that of selected peer companies. For awards with service and performance conditions, the percentage received depends upon the attainment of one or more financial performance targets during the two- or three-year service period.

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2019	16,044	$15.42
Granted	17,812	12.08
Vested	(10,512)	16.38
Forfeited	(1,836)	13.25
Non-vested at December 31, 2020	21,508	12.37

During 2020, we granted 17.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $12.08. During 2019, we granted 9.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $12.41. During 2018, we granted 9.7 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $17.02. The total fair value of restricted stock that vested during 2020, 2019 and 2018, was $126 million, $118 million and $169 million, respectively. We do not estimate forfeitures, but recognize them as they occur.

Compensation Expense and Tax Benefit

We recognize compensation expense related to our market and performance share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2020, 2019 and 2018, was $175 million, $162 million and $186 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our share-based payment arrangements for the years ended December 31, 2020, 2019 and 2018, was $43 million, $39 million and $46 million, respectively. At December 31, 2020, there was $117 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.5 years.

(12)    Loss Per Common Share

Basic and diluted loss per common share for the years ended December 31, 2020, 2019 and 2018 were calculated as follows:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (Numerator):
Net loss	$(1,232)	(5,269)	(1,733)
Net loss applicable to common stock for computing basic earnings per common share	(1,232)	(5,269)	(1,733)
Net loss as adjusted for purposes of computing diluted earnings per common share	$(1,232)	(5,269)	(1,733)
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	1,096,284	1,088,730	1,078,409
Non-vested restricted stock	(17,154)	(17,289)	(12,543)
Weighted average shares outstanding for computing basic earnings per common share	1,079,130	1,071,441	1,065,866
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—
Shares issuable under incentive compensation plans	—	—	—
Number of shares as adjusted for purposes of computing diluted loss per common share	1,079,130	1,071,441	1,065,866
Basic loss per common share	$(1.14)	(4.92)	(1.63)
Diluted loss per common share (1)	$(1.14)	(4.92)	(1.63)
______________________________________________________________________________
(1)For the years ended December 31, 2020, December 31, 2019 and December 31, 2018, we excluded from the calculation of diluted loss per share 5.3 million shares, 3.0 million shares and 4.6 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted loss per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 3.2 million, 6.8 million and 2.7 million for 2020, 2019 and 2018, respectively.

(13)    Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents and restricted cash, accounts receivable, accounts payable and long-term debt, excluding finance lease and other obligations, and interest rate swap contracts. Due to their short-term nature, the carrying amounts of our cash, cash equivalents and restricted cash, accounts receivable and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our long-term debt, excluding finance lease and other obligations, as well as the input level used to determine the fair values indicated below:

		As of December 31, 2020		As of December 31, 2019
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Liabilities-Long-term debt, excluding finance lease and other obligations	2	$31,542	33,217	34,472	35,737
Interest rate swap contracts (see Note 14)	2	107	107	51	51

(14) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 6—Long-Term Debt and Credit Facilities of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in AOCI and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

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

As of December 31, 2020 and 2019, we evaluated the effectiveness of our hedges quantitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

We may be exposed to credit related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor the financial market and the risk that our counterparties will default on their obligations as part of our quarterly qualitative effectiveness evaluation.

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlement payments are made throughout the term of the swaps.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at December 31, 2020 as follows (in millions):

		December 31, 2020	December 31, 2019
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$107	51

The amount of unrealized (gains) losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Years Ended December 31,	$115	53

The amount of realized losses reclassified in AOCI to the statement of operations consists of the following (in millions):

Derivatives designated as hedging instruments	2020	2019
Cash flow hedging contracts
Years Ended December 31,	$62	2

Amounts currently included in AOCI will be reclassified into earnings prior to the ongoing settlements of these cash flow hedging contracts until 2022. We estimate that $82 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of December 31, 2020) will be reflected in our statements of operations within the next 12 months.

(15)    Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income tax expense:
Federal
Current	$5	7	(576)
Deferred	338	376	734
State
Current	50	15	(22)
Deferred	55	81	52
Foreign
Current	29	35	36
Deferred	(27)	(11)	(54)
Total income tax expense	$450	503	170

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$450	503	170
Stockholders' equity:
Tax effect of the change in accumulated other comprehensive loss	$17	(62)	(2)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2020	2019	2018
	(Percentage of pre-tax income)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(10.8)%	(1.6)%	(1.5)%
Goodwill impairment	(71.0)%	(28.6)%	(36.6)%
Change in liability for unrecognized tax position	(0.6)%	(0.2)%	1.3%
Legislative changes to GILTI	1.8%	—%	—%
Nondeductible executive stock compensation	(1.6)%	(0.1)%	—%
Change in valuation allowance	2.6%	—%	—%
Tax reform	—%	—%	(5.9)%
Net foreign income taxes	(0.6)%	(0.5)%	1.8%
Research and development credits	1.6%	0.1%	0.9%
Tax benefit of net operating loss carryback	—%	—%	9.1%
Other, net	0.1%	(0.7)%	(1.0)%
Effective income tax rate	(57.5)%	(10.6)%	(10.9)%

The effective tax rate for the year ended December 31, 2020 reflects a $555 million unfavorable impact of non-deductible goodwill impairment, a $14 million favorable impact in tax regulations passed in 2020 allowing a high tax exception related to our tax exposure of Global Intangible Low-Taxed Income ("GILTI"), as well as a $20 million benefit related to the release of previously established valuation allowances against capital losses. The effective tax rates for the years ended December 31, 2019 and December 31, 2018 include a $1.4 billion and a $572 million unfavorable impact of non-deductible goodwill impairments, respectively. Additionally, the effective tax rate for the year ended December 31, 2018 reflects a $92 million unfavorable impact due to finalizing the impacts of tax reform. Partially offsetting these amounts is a $142 million benefit generated by a loss carryback to 2016.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2020	2019
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$1,164	1,169
Net operating loss carryforwards	3,138	3,167
Other employee benefits	119	134
Other	604	577
Gross deferred tax assets	5,025	5,047
Less valuation allowance	(1,538)	(1,319)
Net deferred tax assets	3,487	3,728
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,882)	(3,489)
Goodwill and other intangible assets	(2,755)	(3,019)
Gross deferred tax liabilities	(6,637)	(6,508)
Net deferred tax liability	$(3,150)	(2,780)

Of the $3.2 billion and $2.8 billion net deferred tax liability at December 31, 2020 and 2019, respectively, $3.3 billion and $2.9 billion is reflected as a long-term liability and $191 million and $118 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets at December 31, 2020 and 2019, respectively.

At December 31, 2020, we had federal NOLs of $5.1 billion, net of limitations of Section 382 of the Internal Revenue Code ("Section 382") and uncertain tax positions, for U.S. federal income tax purposes. If unused, the NOLs will expire between 2023 and 2037. The U.S. federal net operating loss carryforwards expire as follows:

Expiring	Amount
December 31,	(Dollars in millions)
2024	$745
2025	1,042
2026	1,525
2027	375
2028	637
2029	645
2030	668
2031	733
2032	348
2033	238
2037	2,976
NOLs per return	9,932
Uncertain tax positions	(4,855)
Financial NOLs	$5,077

We expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.

At December 31, 2020 we had state net operating loss carryforwards of $17 billion (net of uncertain tax positions). We also had foreign NOL carryforwards of $7 billion. Our acquisitions of Level 3, Qwest and SAVVIS, Inc. caused "ownership changes" within the meaning of Section 382 for the acquired companies. As a result, our ability to use these NOLs and tax credits are subject to annual limits imposed by Section 382.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2020, a valuation allowance of $1.5 billion was established as it is more likely than not that this amount of net operating loss, capital loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2020 and 2019 is primarily related to foreign and state NOL carryforwards. This valuation allowance increased by $219 million during 2020, primarily due to the impact of foreign exchange rate adjustments and state law changes.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2020 and 2019 is as follows:

	2020	2019
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$1,538	1,587
Increase in tax positions of the current year netted against deferred tax assets	18	11
Increase in tax positions of prior periods netted against deferred tax assets	5	6
Decrease in tax positions of the current year netted against deferred tax assets	(86)	(49)
Decrease in tax positions of prior periods netted against deferred tax assets	(5)	(19)
Increase in tax positions taken in the current year	4	5
Increase in tax positions taken in the prior year	1	10
Decrease due to payments/settlements	(1)	(8)
Decrease due to the reversal of tax positions taken in a prior year	—	(5)
Unrecognized tax benefits at end of year	$1,474	1,538

The total amount (including both interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $267 million and $259 million at December 31, 2020 and 2019, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $23 million and $15 million at December 31, 2020 and 2019, respectively.

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

(16)    Segment Information

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "Operations and Other" in the tables below. We reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background and Summary of Significant Accounting Policies for further detail on these changes.

At December 31, 2020, we had the following five reportable segments:

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

•Small and Medium Business ("SMB") Segment. Under our SMB segment, we provide our products and services to small and medium businesses directly and indirectly through our channel partners;

•Wholesale Segment. Under our wholesale segment, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors. Our wholesale customers range from large global telecom providers to small regional providers; and

•Consumer Segment. Under our consumer segment, we provide our products and services to residential customers. Additionally, Connect America Fund ("CAF") federal support revenue, and other revenue from leasing and subleasing are reported in our consumer segment as regulatory revenue.
Product and Service Categories
At December 31, 2020, we categorized our products and services revenue among the following four categories for the IGAM, Enterprise, SMB and Wholesale segments:

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

At December 31, 2020, we categorized our products and services revenue among the following four categories for the Consumer segment:

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

The following tables summarize our segment results for 2020, 2019 and 2018 based on the segment categorization we were operating under at December 31, 2020.

	Year Ended December 31, 2020
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,556	2,474	1,062	1,280	—	6,372	—	6,372
Transport and Infrastructure	1,265	1,608	352	1,764	—	4,989	—	4,989
Voice and Collaboration	368	1,424	1,098	731	—	3,621	—	3,621
IT and Managed Services	216	216	45	2	—	479	—	479
Broadband	—	—	—	—	2,909	2,909	—	2,909
Voice	—	—	—	—	1,622	1,622	—	1,622
Regulatory	—	—	—	—	615	615	—	615
Other	—	—	—	—	105	105	—	105
Total revenue	3,405	5,722	2,557	3,777	5,251	20,712	—	20,712
Expenses:
Cost of services and products	935	1,878	382	489	173	3,857	5,077	8,934
Selling, general and administrative	242	510	406	67	466	1,691	1,773	3,464
Less: share-based compensation	—	—	—	—	—	—	(175)	(175)
Total expense	1,177	2,388	788	556	639	5,548	6,675	12,223
Total adjusted EBITDA	$2,228	3,334	1,769	3,221	4,612	15,164	(6,675)	8,489

	Year Ended December 31, 2019
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,627	2,538	1,091	1,365	—	6,621	—	6,621
Transport and Infrastructure	1,268	1,479	365	1,907	—	5,019	—	5,019
Voice and Collaboration	354	1,423	1,226	763	—	3,766	—	3,766
IT and Managed Services	227	256	45	7	—	535	—	535
Broadband	—	—	—	—	2,876	2,876	—	2,876
Voice	—	—	—	—	1,837	1,837	—	1,837
Regulatory	—	—	—	—	632	632	—	632
Other	—	—	—	—	172	172	—	172
Total revenue	3,476	5,696	2,727	4,042	5,517	21,458	—	21,458
Expenses:
Cost of services and products	920	1,768	399	535	197	3,819	5,315	9,134
Selling, general and administrative	261	545	459	58	521	1,844	1,871	3,715
Less: share-based compensation	—	—	—	—	—	—	(162)	(162)
Total expense	1,181	2,313	858	593	718	5,663	7,024	12,687
Total adjusted EBITDA	$2,295	3,383	1,869	3,449	4,799	15,795	(7,024)	8,771

	Year Ended December 31, 2018
	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:
IP and Data Services	$1,682	2,485	1,078	1,369	—	6,614	—	6,614
Transport and Infrastructure	1,230	1,484	424	2,118	—	5,256	—	5,256
Voice and Collaboration	365	1,495	1,366	865	—	4,091	—	4,091
IT and Managed Services	266	301	50	8	—	625	—	625
Broadband	—	—	—	—	2,824	2,824	—	2,824
Voice	—	—	—	—	2,127	2,127	—	2,127
Regulatory	—	—	—	—	727	727	—	727
Other	—	—	—	—	316	316	—	316
Total revenue	3,543	5,765	2,918	4,360	5,994	22,580	—	22,580
Expenses:
Cost of services and products	940	1,844	416	567	356	4,123	5,876	9,999
Selling, general and administrative	249	567	490	62	617	1,985	2,180	4,165
Less: share-based compensation	—	—	—	—	—	—	(186)	(186)
Total expense	1,189	2,411	906	629	973	6,108	7,870	13,978
Total adjusted EBITDA	$2,354	3,354	2,012	3,731	5,021	16,472	(7,870)	8,602

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

•centrally managed expenses such as Operations, Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Other operating expenses" in the table below;

•depreciation and amortization expense or impairments;

•interest expense, because we manage our financing on a consolidated basis and have not allocated assets or debt to specific segments;

•stock-based compensation; and

•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net loss for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Total segment adjusted EBITDA	$15,164	15,795	16,472
Depreciation and amortization	(4,710)	(4,829)	(5,120)
Goodwill impairment	(2,642)	(6,506)	(2,726)
Other operating expenses	(6,675)	(7,024)	(7,870)
Share-based compensation	(175)	(162)	(186)
Operating income (loss)	962	(2,726)	570
Total other expense, net	(1,744)	(2,040)	(2,133)
Loss before income taxes	(782)	(4,766)	(1,563)
Income tax expense	450	503	170
Net loss	$(1,232)	(5,269)	(1,733)

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2020 and December 31, 2019 aggregated to approximately $141 million and $180 million, respectively, and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Billing Practices Suits

In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Thereafter, based in part on the allegations made by the former employee, several legal proceedings were filed.

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

Beginning June 2017, we also received several shareholder derivative demands addressing related topics. In August 2017, the Board of Directors formed a special litigation committee of outside directors to address the allegations of impropriety contained in the shareholder derivative demands. In April 2018, the special litigation committee concluded its review of the derivative demands and declined to take further action. Since then, derivative cases were filed in Louisiana state court in the Fourth Judicial District Court for the Parish of Ouachita and in federal court in Louisiana and Minnesota. These cases were brought on behalf of CenturyLink, Inc. against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation.

We received final court approval of our settlement of the consumer class actions for payments totaling $15.5 million, plus certain notice and administration costs. Approximately 12,000 potential class members elected to opt out of the class settlement and may elect to pursue their individual claims against us on these issues through various dispute resolution processes, including individual arbitration. Subject to certain conditions, we have agreed to settle claims of approximately 11,000 such class members asserted by one law firm. Additionally, we have reached an agreement settling the securities investor class actions for payment of $55 million, which we expect to be paid by our insurers. The settlement of the securities investor class claims is subject to court approval.

We have engaged in discussions regarding related claims with a number of state attorneys general, and have entered into agreements settling certain of the consumer practices claims asserted by state attorneys general. While we do not agree with allegations raised in these matters, we have been willing to consider reasonable settlements where appropriate.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure is $2 million at December 31, 2020.

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

Brazilian Tax Claims

The São Paulo and Rio de Janeiro state tax authorities have issued tax assessments against our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”), mainly with respect to revenue from leasing certain assets and revenue from the provision of Internet access services by treating such activities as the provision of communications services, to which the ICMS tax applies. We filed objections to these assessments in both states, arguing among other things that neither the lease of assets nor the provision of Internet access qualifies as "communication services" subject to ICMS.

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and we have appealed to the second administrative level. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. We estimate that these assessments, if upheld, could result in a loss of $17 million to as high as $49 million as of December 31, 2020, in excess of the reserved accruals established for these matters.

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

Several people, including two former Level 3 employees were indicted in the U.S. District Court for the Eastern District of Virginia on October 3, 2017, and charged with, among other things, accepting kickbacks from a subcontractor, who was also indicted, for work to be performed under a prime government contract. Of the two former employees, one entered into a plea agreement, and the other is deceased. Level 3 is fully cooperating in the government’s investigations in this matter.

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during 2021 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties.

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

Right-of-Way

At December 31, 2020, our future rental commitments for Right-of-Way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2021	$221
2022	135
2023	91
2024	78
2025	67
2026 and thereafter	673
Total future minimum payments	$1,265

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $1.0 billion at December 31, 2020. Of this amount, we expect to purchase $403 million in 2021, $328 million in 2022 through 2023, and $98 million in 2024 and 2025 and $171 million in 2026 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2020.

(18)    Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2020	2019
	(Dollars in millions)
Prepaid expenses	$290	274
Income tax receivable	7	35
Materials, supplies and inventory	105	105
Contract assets	66	42
Contract acquisition costs	173	178
Contract fulfillment costs	114	115
Other	53	70
Total other current assets	$808	819

Included in accounts payable at December 31, 2020 and 2019 were $329 million and $469 million, respectively, associated with capital expenditures. Also included in accounts payable at December 31, 2019 was $106 million representing book overdrafts. There were no book overdrafts at December 31, 2020.

(19)    Labor Union Contracts

As of December 31, 2020, approximately 23% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). We believe that relations with our employees continue to be generally good. Approximately 1% of our union-represented employees were subject to collective bargaining agreements that expired as of December 31, 2020 and are currently being renegotiated. Approximately 14% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending December 31, 2021.
(20)    Accumulated Other Comprehensive Loss

Information Relating to 2020

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2020:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2019	$(2,229)	(184)	(228)	(39)	(2,680)
Other comprehensive loss before reclassifications	(115)	(103)	(37)	(86)	(341)
Amounts reclassified from accumulated other comprehensive loss	147	15	—	46	208
Net current-period other comprehensive income (loss)	32	(88)	(37)	(40)	(133)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2020:

Year Ended December 31, 2020	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$62	Interest expense
Income tax expense	(16)	Income tax expense
Net of tax	$46

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$203	Other (expense) income, net
Prior service cost	7	Other (expense) income, net
Curtailment loss	4	Other (expense) income, net
Total before tax	214
Income tax benefit	(52)	Income tax expense
Net of tax	$162
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

Information Relating to 2019

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2019:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2018	$(2,173)	(58)	(230)	—	(2,461)
Other comprehensive (loss) income before reclassifications	(219)	(138)	2	(41)	(396)
Amounts reclassified from accumulated other comprehensive loss	163	12	—	2	177
Net current-period other comprehensive (loss) income	(56)	(126)	2	(39)	(219)
Balance at December 31, 2019	$(2,229)	(184)	(228)	(39)	(2,680)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2019:

Year Ended December 31, 2019	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Interest rate swap	$2	Interest expense
Net actuarial loss	224	Other (expense) income, net
Prior service cost	8	Other (expense) income, net
Total before tax	234
Income tax benefit	(57)	Income tax expense
Net of tax	$177
________________________________________________________________________
(1)See Note 10—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(21)    Dividends

Our Board of Directors declared the following dividends payable in 2020 and 2019:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 19, 2020	11/30/2020	$0.250	$274	12/11/2020
August 20, 2020	8/31/2020	0.250	274	9/11/2020
May 20, 2020	6/1/2020	0.250	274	6/12/2020
February 27, 2020	3/9/2020	0.250	274	3/20/2020
November 21, 2019	12/2/2019	0.250	273	12/13/2019
August 22, 2019	9/2/2019	0.250	273	9/13/2019
May 23, 2019	6/3/2019	0.250	274	6/14/2019
March 1, 2019	3/12/2019	0.250	273	3/22/2019

The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On February 25, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of December 31, 2020, in providing reasonable assurance that the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2020. The effectiveness of our internal control over financial reporting at December 31, 2020 has been audited by KPMG LLP, as stated in their report. See the Report of Independent Registered Public Accounting Firm on our internal control over financial reporting in Item 8, which is incorporated herein by reference.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2020. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed an unqualified opinion on the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

ITEM 9B. OTHER INFORMATION

None.

Table of Contents
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	11,871,985	(1)	$—	(2)	48,590,556
Equity compensation plans not approved by shareholders(3)	470,946		41.40	(2)	—
Totals	12,342,931	(1)	$41.40	(2)	48,590,556
_______________________________________________________________________________
(1)These amounts include restricted stock units, some of which represent the difference between the number of shares of restricted stock subject to market conditions granted at target and the maximum possible payout for these awards. Depending on performance, the actual share payout of these awards may range between 0-200% of target.
(2)The amounts in column (a) include restricted stock units, which do not have an exercise price. Consequently, those awards were excluded from the calculation of this exercise price.
(3)These amounts represent common shares to be issued upon exercise of options that were assumed in connection with certain acquisitions. This also includes restricted stock units outstanding under Legacy Level 3 Plan. In connection with our merger with Level 3, we also assumed certain awards then-outstanding under other predecessor plans of Level 3.
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

Exhibit Number	Description
3.1*	Composite Articles of Incorporation of Lumen Technologies, Inc., as amended through January 22, 2021.
3.2
Bylaws of Lumen Technologies, Inc., as amended and restated through January 22, 2021 (incorporated by reference to Exhibit 3.2 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on January 26, 2021).

4.1*	Description of Lumen Technologies, Inc.'s securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.
4.2
Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on January 26, 2021).

4.3
Amended and Restated Section 382 Rights Agreement by and between CenturyLink, Inc. and Computershare Trust Company, N.A., dated as of May 9, 2019 (incorporated by reference to Appendix C set forth in CenturyLink's Schedule 14A (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2019).

a.
First Amendment to the Section 382 Rights Agreement by and between CenturyLink, Inc. and Computershare Trust Company, N.A., entered into on November 20, 2020, effective as of December 1, 2020 (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 25, 2020).

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
(iii).
Fifth Supplemental Indenture, dated as of September 21, 2009, by and between CenturyTel, Inc. (currently named CenturyLink, Inc.) and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.60% Senior Notes, Series P, due 2039 (incorporated by reference to Exhibit 4.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 22, 2009).

Exhibit Number	Description
(iv).
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

(v).
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

(vi).
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

(vii).
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

(viii).
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

b.
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

c.
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

d.
Indenture, dated November 27, 2020, among Lumen Technologies, Inc.'s, as Issuer, and Regions Bank, as Trustee, designating and outlining the terms and conditions of Lumen Technologies, Inc. 4.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) dated November 27, 2020).

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

(iii).
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.750% Notes due 2057 (incorporated by reference to Exhibit 4.18 to Qwest Corporation’s Form 8-A (File No. 03040) filed with the Securities and Exchange Commission on April 27, 2017.

	e.*	Amended and Restated Credit Agreement, dated as of October 23, 2020, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent.
4.7	Instruments relating to indebtedness of Embarq Corporation.(1)
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
(i).
Supplemental Indenture, dated as of September 1, 2015, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 5.375% Senior Notes due 2025 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 2, 2015).

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

(iv).
Supplemental Indenture, dated as of November 1, 2017, among Level 3 Communications, Inc. as guarantor, Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC (f/k/a WWG Merger Sub LLC) and The Bank of New York Mellon Trust Company, N.A., as trustee, amending the Indenture dated as of April 28, 2015, designating and outlining the terms and conditions of Level 3 Financing, Inc.'s 5.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3 to Level 3 Communications, Inc.'s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on November 1, 2017).

b.
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

(i).
Supplemental Indenture, dated as of February 8, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 5.375% Senior Notes due 2024 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on February 8, 2016).

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

c.
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

(i).
Supplemental Indenture, dated as of September 16, 2016, by and between Level 3 Communications, Inc., as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 5.25% Senior Notes due 2026 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Level 3 Communications, Inc.’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on September 16, 2016).

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

d.
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

(i).*
First Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC's unsecured guarantee of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.

(ii).*
Second Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc.

Exhibit Number	Description
e.
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

(i).*
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc.

f.
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

(i).*
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc.

g.
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 15, 2020).,

(i).*
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.

(ii).*
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc.

h.
Indenture, dated August 12, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on August 12, 2020).

(i).*
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.

(ii).*
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc.

Exhibit Number	Description
i.
Indenture, dated January 13, 2021, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on January 13, 2021).

j.
Thirteenth Amendment Agreement to the Amended and Restated Credit Agreement, dated as of November 29, 2019, by and between Level 3 Parent, LLC, Level 3 Financing, Inc., the Lenders party thereto and Merrill Lynch Capital Corporation (incorporated by reference to Exhibit 10.1 to Level 3 Parent, LLC's Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on December 4, 2019).

10.1+
CenturyLink 2011 Equity Incentive Plan, as amended through May 18, 2016 (incorporated by reference to Appendix A of CenturyLink, Inc.'s Proxy Statement dated April 1, 2016 as filed with the Securities and Exchange Commission on Schedule 14A (File No. 001-07784).

(i).
Form of Restricted Stock Agreement for executive officers used for annual recurring grants from 2013 to 2017 (incorporated by reference to Exhibit 10.2(i) (iii) to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2013 (File No. 001-07784) filed with the Securities and Exchange Commission on August 8, 2013).

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

10.2+
Amended and Restated Lumen Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Lumen Technologies, Inc.’s Quarterly Report on Form 10-Q (File No. 001-07784) filed with the Securities and Exchange Commission on November 5, 2020).

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

10.17
Shareholder Rights Agreement, dated as of October 31, 2016, by and between CenturyLink, Inc. and STT Crossing Ltd. (incorporated by reference to Exhibit 10.2 to CenturyLink’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 3, 2016); as amended by the Assignment and Assumption Agreement, dated as of February 5, 2018, by and among STT Crossing Ltd., Everitt Investments Pte.Ltd., Aranda Investments Pte.Ltd., and CenturyLink, Inc. (incorporated by reference to Exhibit 99.3 to Amendment No. 1 to a statement of beneficial ownership of common shares of CenturyLink, Inc. on Schedule 13D filed with the SEC by Singapore Technologies Telemedia Pte. Ltd. on February 7, 2018).

21*	Subsidiaries of Lumen Technologies, Inc.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Financial statements from the annual report on Form 10-K of Lumen Technologies, Inc. for the period ended December 31, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
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

Lumen Technologies, Inc.
Date: February 25, 2021	By:	/s/ Eric J. Mortensen
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

Signature	Title	Date
/s/ Jeff K. Storey	Chief Executive Officer and Director	February 25, 2021
Jeff K. Storey
/s/ T. Michael Glenn	Chairman of the Board	February 25, 2021
T. Michael Glenn
/s/ W. Bruce Hanks	Vice Chairman of the Board	February 25, 2021
W. Bruce Hanks
/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer	February 25, 2021
Indraneel Dev
/s/ Eric J. Mortensen	Senior Vice President - Controller (Principal Accounting Officer)	February 25, 2021
Eric J. Mortensen
/s/ Martha Helena Bejar	Director	February 25, 2021
Martha Helena Bejar
/s/ Virginia Boulet	Director	February 25, 2021
Virginia Boulet
/s/ Peter C. Brown	Director	February 25, 2021
Peter C. Brown
/s/ Kevin P. Chilton	Director	February 25, 2021
Kevin P. Chilton
/s/ Steven T. "Terry" Clontz	Director	February 25, 2021
Steven T. "Terry" Clontz
/s/ Hal Stanley Jones	Director	February 25, 2021
Hal Stanley Jones

/s/ Michael Roberts	Director	February 25, 2021
Michael Roberts
/s/ Laurie Siegel	Director	February 25, 2021
Laurie Siegel