Form 10-Q
period 2021-03-31
Lumen Technologies, Inc.
filed 2021-05-06
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐
						Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On April 30, 2021, there were 1,105,312,538 shares of common stock outstanding.

Special Note Regarding Name Change

On September 14, 2020, we commenced operating under the brand name “Lumen” and, on January 22, 2021, we officially changed our legal name from “CenturyLink, Inc.” to “Lumen Technologies, Inc.”

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

•our ability to meet evolving environmental, social and governance ("ESG") expectations and benchmarks, and effectively communicate and implement our ESG strategies;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers, including, but not limited to, those adversely impacted by the economic dislocations caused by the COVID-19 pandemic;

•our ability to use our net operating loss carryforwards in the amounts projected;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from pending proposals of the Biden Administration to increase infrastructure spending and federal income tax rates;

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

•the effects of more general factors such as changes in interest rates, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$5,029	5,228
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,136	2,235
Selling, general and administrative	756	853
Depreciation and amortization	1,150	1,160
Total operating expenses	4,042	4,248
OPERATING INCOME	987	980
OTHER (EXPENSE) INCOME
Interest expense	(389)	(449)
Other income (expense), net	34	(98)
Total other expense, net	(355)	(547)
INCOME BEFORE INCOME TAXES	632	433
Income tax expense	157	119
NET INCOME	$475	314
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.44	0.29
DILUTED	$0.44	0.29
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,082,474	1,075,459
DILUTED	1,091,586	1,081,754
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
NET INCOME	$475	314
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(12) and $(12) tax	38	38
Change in net prior service cost, net of $(1) and $— tax	1	1
Reclassification of realized loss on interest rate swaps to net income, net of $(5) and $— tax	15	5
Unrealized holding loss on interest rate swaps, net of $— and $26 tax	—	(80)
Foreign currency translation adjustment, net of $7 and $23 tax	(86)	(239)
Other comprehensive loss	(32)	(275)
COMPREHENSIVE INCOME	$443	39
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$486	406
Accounts receivable, less allowance of $162 and $191	1,883	1,962
Other	924	808
Total current assets	3,293	3,176
Property, plant and equipment, net of accumulated depreciation of $32,214 and $31,596	26,091	26,338
GOODWILL AND OTHER ASSETS
Goodwill	18,854	18,870
Other intangible assets, net	7,884	8,219
Other, net	2,706	2,791
Total goodwill and other assets	29,444	29,880
TOTAL ASSETS	$58,828	59,394
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,841	2,427
Accounts payable	1,017	1,134
Accrued expenses and other liabilities
Salaries and benefits	846	1,008
Income and other taxes	346	314
Current operating lease liabilities	387	379
Interest	285	291
Other	307	328
Current portion of deferred revenue	758	753
Total current liabilities	7,787	6,634
LONG-TERM DEBT	27,599	29,410
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,471	3,342
Benefit plan obligations, net	4,435	4,556
Other	4,233	4,290
Total deferred credits and other liabilities	12,139	12,188
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,105,533 and 1,096,921 shares	1,106	1,097
Additional paid-in capital	20,598	20,909
Accumulated other comprehensive loss	(2,845)	(2,813)
Accumulated deficit	(7,556)	(8,031)
Total stockholders' equity	11,303	11,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,828	59,394
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$475	314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,150	1,160
Deferred income taxes	131	105
Provision for uncollectible accounts	27	35
Net (gain) loss on early retirement of debt	(8)	79
Share-based compensation	20	69
Changes in current assets and liabilities:
Accounts receivable	45	60
Accounts payable	(93)	(115)
Accrued income and other taxes	31	(16)
Other current assets and liabilities, net	(272)	(366)
Retirement benefits	(71)	(25)
Changes in other noncurrent assets and liabilities, net	66	(14)
Other, net	24	13
Net cash provided by operating activities	1,525	1,299
INVESTING ACTIVITIES
Capital expenditures	(716)	(974)
Proceeds from sale of property, plant and equipment and other assets	35	35
Other, net	6	—
Net cash used in investing activities	(675)	(939)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	891	1,237
Payments of long-term debt	(1,176)	(2,488)
Net (payments of) proceeds from revolving line of credit	(150)	1,125
Dividends paid	(294)	(291)
Other, net	(45)	(69)
Net cash used in financing activities	(774)	(486)
Net increase (decrease) in cash, cash equivalents and restricted cash	76	(126)
Cash, cash equivalents and restricted cash at beginning of period	427	1,717
Cash, cash equivalents and restricted cash at end of period	$503	1,591
Supplemental cash flow information:
Income taxes paid, net	$(21)	(6)
Interest paid (net of capitalized interest of $13 and $23)	$(387)	(383)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$486	1,564
Restricted cash included in Other current assets	2	3
Restricted cash included in Other, net noncurrent assets	15	24
Total	$503	1,591
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,097	1,090
Issuance of common stock through incentive and benefit plans	9	8
Balance at end of period	1,106	1,098
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	20,909	21,874
Shares withheld to satisfy tax withholdings	(39)	(33)
Share-based compensation and other, net	20	79
Dividends declared	(292)	(286)
Balance at end of period	20,598	21,634
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,813)	(2,680)
Other comprehensive loss	(32)	(275)
Balance at end of period	(2,845)	(2,955)
ACCUMULATED DEFICIT
Balance at beginning of period	(8,031)	(6,814)
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $(2) tax	—	9
Net income	475	314
Other	—	5
Balance at end of period	(7,556)	(6,486)
TOTAL STOCKHOLDERS' EQUITY	$11,303	13,291
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies, Inc.," "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies and its consolidated subsidiaries, unless the context otherwise requires. References in the Notes to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

(1) Background

General

We are an international facilities-based technology and communications company engaged primarily in providing a broad array of integrated services to our business and mass markets customers. Our specific products and services are detailed in Note 3—Revenue Recognition.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2020, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the SEC. However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There were no book overdrafts included in accounts payable at March 31, 2021 or December 31, 2020.

Summary of Significant Accounting Policies

The significant accounting policy below is in addition to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Lease Income

Lumen Technologies leases various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For the three months ended March 31, 2021 and 2020, our gross rental income was $332 million and $333 million, respectively, which represents approximately 7% and 6%, respectively, of our operating revenue for the three months ended March 31, 2021 and 2020.

Recently Adopted Accounting Pronouncements

Debt

On January 1, 2021, we adopted ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"). This ASU amends and supersedes various SEC paragraphs to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of March 31, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

Income taxes

On January 1, 2021, we adopted ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of tax effect of $2 million. Please refer to Note 4—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848)" Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. As of March 31, 2021, we are currently evaluating our contracts and the optional expedients provided by the new standard.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. As of March 31, 2021, we are evaluating the existing contracts and the impact on consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$18,854	18,870
Indefinite-life intangible assets	$9	278
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $11,356 and $11,060	6,035	6,344
Capitalized software, less accumulated amortization of $3,366 and $3,279	1,509	1,520
Trade names, patents and other, less accumulated amortization of $134 and $120	331	77
Total other intangible assets, net	$7,884	8,219

When we acquired Embarq Corporation in 2009, we acquired certain right-of-way assets and, because there were no legal, regulatory, contractual or other factors that would reasonably limit the useful life of these assets, we classified them as indefinite-lived and, as such, these assets were not amortized. However, as we leverage our fiber infrastructure assets, our reliance on the legacy infrastructure (largely copper-based) acquired from Embarq is diminishing. Our recent digital transformation efforts have prompted management to reassess and ultimately change the accounting treatment of these indefinite-lived assets to align with our focus on growth products versus our declining products. As a result, during the first quarter of 2021, we reclassified an indefinite-lived intangible asset to definite-lived intangible asset. As of January 1, 2021 we began amortizing the $268 million asset over its estimated 9-year remaining life. This change in the estimated remaining economic life resulted in an increase in amortization expense of approximately $7 million for the three months ended March 31, 2021 and is expected to increase amortization expense by approximately $30 million for the year ending December 31, 2021. The increase in amortization expense, net of tax, reduced consolidated net income by approximately $5 million, with no impact per basic and diluted common share, for the three months ended March 31, 2021 and is expected to reduce consolidated net income by approximately $23 million, or $0.02 per basic and diluted common share, for the year ending December 31, 2021.

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

As previously announced, we completed an internal reorganization in January 2021. We now, as a result, report two segments: Business and Mass Markets. The following table shows the rollforward of goodwill assigned to our reportable segments, including the reorganization, from December 31, 2020 through March 31, 2021:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2020(1)	$2,555	4,738	2,808	3,114	5,655	—	—	18,870
January 2021 reorganization	(2,555)	(4,738)	(2,808)	(3,114)	(5,655)	12,173	6,697	—
Effect of foreign currency exchange rate change and other	—	—	—	—	—	(16)	—	(16)
As of March 31, 2021(1)	$—	—	—	—	—	12,157	6,697	18,854
______________________________________________________________________
(1)Goodwill at March 31, 2021 and December 31, 2020 is net of accumulated impairment losses of $12.9 billion.

The January 2021 reorganization was considered a change in event or circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment and concluded it is more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at January 31, 2021. Therefore, no impairment existed as of our assessment date.

Total amortization expense for intangible assets for the three months ended March 31, 2021 and 2020 totaled $425 million and $431 million, respectively. As of March 31, 2021, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $41.6 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining nine months)	$893
2022	1,081
2023	985
2024	887
2025	797

(3) Revenue Recognition

Product and Service Categories

Beginning in the first quarter of 2021, we categorize our products and services revenue among the following four categories for the Business segment:

•Compute and Application Services, which include our Edge Cloud services, IT solutions, Unified Communications and Collaboration ("UC&C"), data center, content delivery network ("CDN") and Managed Security services;

•IP and Data Services, which include Ethernet, IP, and VPN data networks, including software-defined wide area networks ("SD WAN") based services, Dynamic Connections and Hyper WAN;

•Fiber Infrastructure Services, which include dark fiber, optical services and equipment; and

•Voice and Other, which includes Time Division Multiplexing ("TDM") voice, private line and other legacy services.

Beginning in the first quarter of 2021, we categorize our products and services revenue among the following four categories for the Mass Markets segment:

•Consumer Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to residential customers;

•Small Business Group ("SBG") Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to small businesses;

•Voice and Other, which includes primarily local and long-distance services, retail video services (including our linear and TV services), professional services and other ancillary services; and

•Connect America Fund ("CAF") II, which consists of Connect America Fund II support payments designed to reimburse us for various costs related to certain telecommunications services.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides total revenue by segment, sales channel and product category. It also provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$179	(69)	110	201	(69)	132
IP and Data Services	427	—	427	437	—	437
Fiber Infrastructure Services	216	(30)	186	202	(26)	176
Voice and Other	191	—	191	201	—	201
Total IGAM Revenue	1,013	(99)	914	1,041	(95)	946

Large Enterprise
Compute and Application Services	165	(15)	150	154	(17)	137
IP and Data Services	395	—	395	401	—	401
Fiber Infrastructure Services	124	(15)	109	138	(10)	128
Voice and Other	253	—	253	273	—	273
Total Large Enterprise Revenue	937	(30)	907	966	(27)	939

Mid-Market Enterprise
Compute and Application Services	36	(8)	28	34	(8)	26
IP and Data Services	453	(1)	452	466	(1)	465
Fiber Infrastructure Services	60	(2)	58	54	(4)	50
Voice and Other	167	—	167	207	—	207
Total Mid-Market Enterprise Revenue	716	(11)	705	761	(13)	748

Wholesale
Compute and Application Services	48	(40)	8	46	(40)	6
IP and Data Services	305	—	305	318	—	318
Fiber Infrastructure Services	154	(31)	123	153	(30)	123
Voice and Other	422	(63)	359	452	(68)	384
Total Wholesale Revenue	929	(134)	795	969	(138)	831

Business Segment by Product Category
Compute and Application Services	428	(132)	296	435	(134)	301
IP and Data Services	1,580	(1)	1,579	1,622	(1)	1,621
Fiber Infrastructure Services	554	(78)	476	547	(70)	477
Voice and Other	1,033	(63)	970	1,133	(68)	1,065
Total Business Segment Revenue	$3,595	(274)	3,321	3,737	(273)	3,464

Mass Markets Segment by Product Category
Consumer Broadband	$731	(52)	679	722	(53)	669
SBG Broadband	39	(4)	35	39	(3)	36

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Voice and Other	541	(21)	520	607	(29)	578
CAF II	123	(123)	—	123	(123)	—
Total Mass Markets Segment	$1,434	(200)	1,234	1,491	(208)	1,283

Total revenue	$5,029	(474)	4,555	5,228	(481)	4,747
_____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables(1)	$1,805	1,889
Contract assets	103	108
Contract liabilities	883	950
______________________________________________________________________
(1)Reflects gross customer receivables of $2.0 billion and $2.1 billion, net of allowance for credit losses of $148 million and $174 million, at March 31, 2021 and December 31, 2020, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2021, we recognized $425 million of revenue that was included in contract liabilities as of January 1, 2021. During the three months ended March 31, 2020, we recognized $495 million of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of March 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $5.2 billion. We expect to recognize approximately 90% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$289	216
Costs incurred	44	37
Amortization	(54)	(37)
End of period balance	$279	216

	Three Months Ended March 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$326	221
Costs incurred	49	36
Amortization	(55)	(37)
End of period balance	$320	220

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average customer life of approximately 30 months for mass markets and business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next 12 months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(4) Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses," we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change each reporting period. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

In conjunction with our internal reorganization, as referenced in Note 11—Segment Information, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns. Additionally, we reassessed our historical loss period for the segment portfolio reorganization.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021(1)	$109	82	191
Provision for expected losses	13	14	27
Write-offs charged against the allowance	(19)	(48)	(67)
Recoveries collected	5	6	11
Ending balance at March 31, 2021	$108	54	162
______________________________________________________________________
(1)As described in Note 11—Segment Information, we completed an internal reorganization in January 2021. As a result of this change, allowance for credit losses previously included in the Consumer and Business portfolio of $70 million related to consumer and $12 million related to our small business group, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021.

For the three months ended March 31, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity in the quarter with the easing of prior delays due to COVID-19 related restrictions in 2020.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of Lumen Technologies and its subsidiaries, including unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities(1)	March 31, 2021	December 31, 2020
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility	LIBOR + 2.00%	2025	$—	150
Term Loan A (3)	LIBOR + 2.00%	2025	1,094	1,108
Term Loan A-1 (3)	LIBOR + 2.00%	2025	312	316
Term Loan B (4)	LIBOR + 2.25%	2027	4,938	4,950
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan (5)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2021 - 2042	8,645	8,645
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2025 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2021 - 2057	2,935	3,170
Term Loan (6)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	352
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,437	1,437
Finance lease and other obligations	Various	Various	327	295
Unamortized discounts, net			(96)	(78)
Unamortized debt issuance costs			(233)	(237)
Total long-term debt			31,440	31,837
Less current maturities			(3,841)	(2,427)
Long-term debt, excluding current maturities			$27,599	29,410
______________________________________________________________________
(1)As of March 31, 2021.
(2)See Note 6—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Term Loans A and A-1 had interest rates of 2.109% and 2.147% as of March 31, 2021 and December 31, 2020, respectively.
(4)Term Loan B had interest rates of 2.359% and 2.397% as of March 31, 2021 and December 31, 2020, respectively.
(5)The Tranche B 2027 Term Loan had interest rates of 1.859% and 1.897% as of March 31, 2021 and December 31, 2020, respectively.

(6)Qwest Corporation Term Loan had interest rates of 2.110% and 2.150% as of March 31, 2021 and December 31, 2020, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2021 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2021 (remaining nine months)	$2,410
2022	1,541
2023	966
2024	1,143
2025	2,907
2026 and thereafter	22,802
Total long-term debt	$31,769

Repayments

During the three months ended March 31, 2021, Lumen Technologies and its affiliates repaid or redeemed approximately $1.3 billion of their respective debt obligations, which primarily included $150 million of payments on our revolving credit facility, $900 million redemption of Level 3 Financing, Inc. senior notes and $235 million redemption of Qwest Corporation senior notes. These redemptions resulted in a net gain of $8 million.

New Issuances

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amount of 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem certain of its outstanding senior note indebtedness. See "—Repayments" above. The Sustainability-Linked Notes are (i) guaranteed by Level 3 Parent, LLC and (ii) expected to be guaranteed by Level 3 Communications, LLC, upon the receipt of all requisite material governmental authorizations.

Covenants

Certain of our debt instruments contain affirmative and negative covenants. Debt at Lumen Technologies, Inc. and Level 3 Financing, Inc. contain more extensive covenants including, among other things and subject to certain exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with their affiliates, dispose of assets and merge or consolidate with any other person. Also, Lumen Technologies, Inc. and certain of its affiliates will be required to offer to purchase certain of their respective outstanding debt under certain circumstances in connection with certain specified "change of control" transactions.

Certain of our debt instruments contain cross-payment default or cross-acceleration provisions.

Compliance

As of March 31, 2021, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2020	$103
Accrued to expense	—
Payments, net	(25)
Balance at March 31, 2021	$78

(7) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified) and post-retirement benefits plans we sponsor, see Note 10—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net periodic benefit income for the Lumen Combined Pension Plan ("Combined Pension Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Service cost	$13	16
Interest cost	50	82
Expected return on plan assets	(138)	(149)
Recognition of prior service credit	(2)	(3)
Recognition of actuarial loss	49	50
Net periodic pension benefit income	$(28)	(4)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Service cost	$4	4
Interest cost	12	20
Recognition of prior service cost	4	4
Recognition of actuarial loss	1	—
Net periodic post-retirement benefit expense	$21	28

Service costs are included in the cost of services and products and selling, general and administrative line items on the consolidated statements of operations and all other costs listed above are included in other income (expense), net on the consolidated statements of operations.

Benefits paid by the Combined Pension Plan are paid through a trust that holds all of the Plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for the Combined Pension Plan during 2021. The amount of required contributions to the Combined Pension Plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2021, but we could make voluntary contributions to the trust for the Combined Pension Plan in 2021.

(8) Earnings Per Common Share

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$475	314
Net income applicable to common stock for computing basic earnings per common share	475	314
Net income as adjusted for purposes of computing diluted earnings per common share	$475	314
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,100,350	1,092,970
Non-vested restricted stock	(17,876)	(17,511)
Weighted-average shares outstanding for computing basic earnings per common share	1,082,474	1,075,459
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	9,102	6,285
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,091,586	1,081,754
Basic earnings per common share	$0.44	0.29
Diluted earnings per common share	$0.44	0.29

Our calculation of diluted earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were less than 1 million for the three months ended March 31, 2021 and 2.7 million for the three months ended March 31, 2020.

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

The three input levels in the hierarchy of fair value measurements defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$31,113	32,441	31,542	33,217
Interest rate swap contracts (see Note 10)	2	$87	87	107	107

(10) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities of this report). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

As of March 31, 2021 and December 31, 2020, we evaluated the effectiveness of our hedges quantitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

We may be exposed to credit-related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor the financial market and the risk that our counterparties will default on their obligations as part of our quarterly qualitative effectiveness evaluation.

Amounts accumulated in AOCI related to derivatives are indirectly recognized in earnings as periodic settlement payments are made throughout the term of the swaps.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheet at March 31, 2021 and December 31, 2020, as follows (in millions):

		March 31, 2021	December 31, 2020
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$87	107

The amount of unrealized (gains) losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2021	2020
Cash flow hedging contracts
Three Months Ended March 31,	$—	106

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following
(in millions):

Derivatives designated as hedging instruments	2021	2020
Cash flow hedging contracts
Three Months Ended March 31,	$20	5

Amounts currently included in AOCI will be reclassified into earnings prior to the ongoing settlements of these cash flow hedging contracts until 2022. We estimate that $81 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of March 31, 2021) will be reflected in our statements of operations within the next 12 months.

(11) Segment Information

Jeff Storey, our chief operating decision maker ("CODM"), made changes to our segment and customer-facing sales channel reporting categories beginning in 2021 to align with operational changes designed to better support our customers. Following these changes, we now report two segments: Business and Mass Markets. The Business segment includes four sales channels: International and Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. These changes also include both the creation of new product categories and the realignment of products and services within previously reported product categories to better reflect product life cycles and our go-to-market approach. For Business segment revenue, we report the following product categories: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services and Voice and Other, by the sales channels outlined above. For Mass Markets segment revenue, we report the following product categories: Consumer Broadband, SBG Broadband, Voice and Other and CAF II. See detailed descriptions of these product and service categories in Note 3—Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and the associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "Operations and Other" in the tables below. As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background for additional detail on these changes.

At March 31, 2021, we had the following two reportable segments:
•Business Segment: Under our Business segment, we provide our products and services under four distinct sales channels to meet the needs of our enterprise and commercial customers; and
•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers.

The following tables summarize our segment results for the three months ended March 31, 2021 and 2020, based on the segment categorization we were operating under at March 31, 2021.

	Three Months Ended March 31, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,595	1,434	5,029	—	5,029
Expenses:
Cost of services and products	881	43	924	1,212	2,136
Selling, general and administrative	306	133	439	317	756
Less: share-based compensation	—	—	—	(20)	(20)
Total expense	1,187	176	1,363	1,509	2,872
Total adjusted EBITDA	$2,408	1,258	3,666	(1,509)	2,157

	Three Months Ended March 31, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,737	1,491	5,228	—	5,228
Expenses:
Cost of services and products	907	49	956	1,279	2,235
Selling, general and administrative	342	140	482	371	853
Less: share-based compensation	—	—	—	(69)	(69)
Total expense	1,249	189	1,438	1,581	3,019
Total adjusted EBITDA	$2,488	1,302	3,790	(1,581)	2,209

Revenue and Expenses

Our segment revenue includes all revenue from our two segments as described in more detail above. Our segment revenue is based upon each customer's classification. We report our segment revenue based upon all services provided to that segment's customers. Our segment expenses include specific cost of service expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities.

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

•stock-based compensation; and

•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Total segment adjusted EBITDA	$3,666	3,790
Depreciation and amortization	(1,150)	(1,160)
Other operating expenses	(1,509)	(1,581)
Stock-based compensation	(20)	(69)
Operating income	987	980
Total other expense, net	(355)	(547)
Income before income taxes	632	433
Income tax expense	157	119
Net income	$475	314

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2021 aggregated to approximately $119 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter.

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

Billing Practices Suits

In June 2017, a former employee filed an employment lawsuit against us claiming that she was wrongfully terminated for alleging that we charged some of our retail customers for products and services they did not authorize. Thereafter, based in part on the allegations made by the former employee, several legal proceedings were filed, including consumer class actions in federal and state courts, a series of securities investor class actions in federal courts and several shareholder derivative actions in federal and Louisiana state courts. The derivative cases were brought on behalf of CenturyLink, Inc. against certain current and former officers and directors of the Company and seek damages for alleged breaches of fiduciary duties.

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. We have settled the consumer and securities investor class actions. The consumer class settlement was approved by the Court and is final. Approximately 12,000 potential class members elected to opt out of the consumer class settlement, and we have settled the claims of approximately 11,000 such class members asserted by one law firm subject to certain conditions. The securities investors class settlement entails a payment of $55 million, which we expect to be paid by our insurers. That settlement has received preliminary court approval and is subject to certain conditions including final approval by the Court. The derivative actions remain pending.

We have engaged in discussions regarding related claims with a number of state attorneys general, and have entered into agreements settling certain of the consumer practices claims asserted by state attorneys general. While we do not agree with allegations raised in these matters, we have been willing to consider reasonable settlements where appropriate.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million, of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. After taking into account the developments described below, as well as the accrued interest and foreign exchange effects, we believe the total amount of our exposure is $1 million at March 31, 2021.

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

Brazilian Tax Claims

The São Paulo and Rio de Janeiro state tax authorities have issued tax assessments against our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”), mainly with respect to revenue from leasing certain assets and revenue from the provision of Internet access services by treating such activities as the provision of communications services, to which the ICMS tax applies. We filed objections to these assessments in both states, arguing, among other things that neither the lease of assets nor the provision of Internet access qualifies as “communication services” subject to ICMS.

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

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of $12 million to as high as $49 million as of March 31, 2021, in excess of the reserved accruals established for these matters.

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

Level 3 is evaluating its defenses to the claims. If, contrary to our expectations, the plaintiff obtains an award of the approximate magnitude he has claimed, the award would significantly exceed the reserve we have accrued for the matter. Such an outcome could have a material adverse effect on our results of operations in the period in which a liability is recognized and on our cash flows for the period in which any damages are paid.

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

The matters listed above in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 17—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(13) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$403	290
Income tax receivable	6	7
Materials, supplies and inventory	100	105
Contract assets	64	66
Contract acquisition costs	170	173
Contract fulfillment costs	115	114
Other	66	53
Total other current assets	$924	808

(14) Accumulated Other Comprehensive Loss

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2021:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)
Other comprehensive loss before reclassifications	—	—	(86)	—	(86)
Amounts reclassified from accumulated other comprehensive loss	35	4	—	15	54
Net current-period other comprehensive income (loss)	35	4	(86)	15	(32)
Balance at March 31, 2021	$(2,162)	(268)	(351)	(64)	(2,845)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$20	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$15

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other income (expense), net
Prior service cost	2	Other income (expense), net
Total before tax	52
Income tax benefit	(13)	Income tax expense
Net of tax	$39
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.

Information Relating to 2020

    The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2020:

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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2020:

Three Months Ended March 31, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$5	Interest expense
Income tax expense	—	Income tax expense
Net of tax	$5
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other income (expense), net
Prior service cost	1	Other income (expense), net
Total before tax	51
Income tax benefit	(12)	Income tax expense
Net of tax	$39
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(15) Labor Union Contracts

As of March 31, 2021, approximately, 23% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 4% of our union-represented employees were subject to collective bargaining agreements that expired as of March 31, 2021 and are currently being renegotiated. Approximately 10% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending March 31, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise, (i) references in this report to "Lumen Technologies" or "Lumen," "we," "us" and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Parent, LLC and its predecessor Level 3 Communications, Inc., which we acquired on November 1, 2017.

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report.

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain factors that could cause our actual results to differ from our anticipated results or otherwise impact our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2020 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world. We believe we are the world's most inter-connected network and our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes without distraction from their core competencies. With approximately 450,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of March 31, 2021, we had approximately 38,000 employees.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. In addition to other actions described in our other reports, these steps include:

•establishing protocols for the safety of our on-site technicians and customers, including our "Safe Connections" program;

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, as discussed further elsewhere herein, we have tracked pandemic impacts, including: (i) increases in certain revenue streams and decreases in others (including late fee revenue), (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. Thus far, these changes have not materially impacted our financial performance or financial position, and, barring any unforeseen changes in conditions, we do not expect these changes to materially impact us during 2021. The impact of the pandemic during 2021 will materially depend on additional steps that we may take in response to the pandemic and various events outside of our control, including the pace of vaccinations worldwide, the length and severity of the health crisis and economic slowdown, actions taken by central banks, governmental agencies or legislative bodies, and the impact of those events on our employees, suppliers and customers. For additional information, see the risk factor disclosures referenced in Item 1A of Part II of this report.

For additional information on the impacts of the pandemic, see the remainder of this item, including "—Liquidity and Capital Resources — Overview of Sources and Uses of Cash," and "— Pension and Post-retirement Benefit Obligations."

Reporting Segments

As previously announced, we completed an internal reorganization of our reporting segments in January 2021. Our reporting segments are currently organized as follows, by customer focus:

•Business Segment: Under our Business segment, we provide our products and services under four sales channels:

◦International and Global Accounts ("IGAM"): Our IGAM sales channel includes multinational and enterprise customers. We provide our products and services to approximately 350 of our highest potential enterprise customers and to enterprises and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific.

◦Large Enterprise: Under our large enterprise sales channel, we provide our products and services to large enterprises and the public sector, including the U.S. Federal government, state and local governments and research and education institutions.

◦Mid-Market Enterprise: Under our mid-market enterprise sales channel, we provide our products and services to medium-sized enterprises directly and through our indirect channel partners.

◦Wholesale: Under our wholesale sales channel, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors.

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers. At March 31, 2021, we served 4.7 million broadband subscribers under our Mass Markets segment.

See Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following four products and services categories:

•Compute and Application Services, which include our Edge Cloud services, IT solutions, Unified Communications and Collaboration ("UC&C"), data center, content delivery network ("CDN") and Managed Security services;

•IP and Data Services, which includes Ethernet, IP, and VPN data networks, including software-defined wide area networks ("SD WAN") based services, Dynamic Connections and Hyper WAN;

•Fiber Infrastructure Services, which includes dark fiber, optical services and equipment; and

•Voice and Other, which includes Time Division Multiplexing ("TDM") voice, private line and other legacy services.

Under our Mass Markets segment, we provide the following products and services:

•Consumer Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to residential customers;

•SBG Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to small businesses;

•Voice and Other, which include local and long-distance services, retail video services (including our linear TV services), state support and other ancillary services; and

•CAF II, which consists of Connect America Fund II support payments designed to reimburse us for various costs related to certain telecommunications services.

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

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reporting segments in more detail.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share amounts)
Operating revenue	$5,029	5,228
Operating expenses	4,042	4,248
Operating income	987	980
Total other expense, net	(355)	(547)
Income before income taxes	632	433
Income tax expense	157	119
Net income	$475	314
Basic earnings per common share	$0.44	0.29
Diluted earnings per common share	$0.44	0.29

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

•pursue acquisitions of additional assets or divestitures of non-strategic assets, in each case if available at attractive prices;

•increase prices on our products and services if and when practicable; and

•market our products and services to new customers.

Consolidated Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our four above-described revenue sales channels within the Business segment:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Business Segment:
International & Global Accounts	$1,013	1,041	(3)%
Large Enterprise	937	966	(3)%
Mid-Market Enterprise	716	761	(6)%
Wholesale	929	969	(4)%
Business Segment Revenue	3,595	3,737	(4)%
Mass Markets Segment Revenue	1,434	1,491	(4)%
Total operating revenue	$5,029	5,228	(4)%

Our total operating revenue decreased by $199 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to revenue declines in all of our above-listed revenue categories. See our segment results below for additional information.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,136	2,235	(4)%
Selling, general and administrative	756	853	(11)%
Depreciation and amortization	1,150	1,160	(1)%
Total operating expenses	$4,042	4,248	(5)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $99 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to reductions in salaries and wages and employee-related expense from lower headcount and lower facility costs partially offset by higher network expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $97 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily due to reductions in salaries and wages and employee-related expense from lower headcount, lower bad debt expense, and lower marketing costs.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$725	729	(1)%
Amortization	425	431	(1)%
Total depreciation and amortization	$1,150	1,160	(1)%

Depreciation expense decreased by $4 million for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 primarily due to the impact of annual rate depreciable life changes of $38 million, which was partially offset by $31 million of higher depreciation expense associated with net growth in depreciable assets.

Amortization expense decreased by $6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily driven by decreases of $17 million from the use of accelerated amortization methods for a portion of the customer intangibles and $2 million from the impact of annual rate amortizable life changes on certain software, which were partially offset by $7 million additional amortization expense recognized as a result of reclassification of certain right-of-way assets, as discussed in Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 1 of Part I of this report. The decrease in amortization expense was additionally offset by accelerated amortization for decommissioned applications of $4 million.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

The January 2021 completion of our previously announced internal reorganization was considered a change in event or circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment and concluded it is more likely than not that the fair value of each of our reporting units exceeds the carrying value of equity of our reporting units at January 31, 2021. Therefore, no impairment exists as of our assessment date.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(389)	(449)	(13)%
Other income (expense), net	34	(98)	nm
Total other expense, net	$(355)	(547)	(35)%
Income tax expense	$157	119	32%
_______________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $60 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to the decrease in average long-term debt from $34.7 billion to $31.6 billion and the decrease in the average interest rate of 5.34% to 4.88% for the three months ended March 31, 2020 compared to the three months ended March 31, 2021.

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including (i) gains and losses on extinguishments of debt, (ii) components of net periodic pension and postretirement benefit costs, (iii) foreign currency gains and losses, and (iv) our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and other non-core items.

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Gain (loss) on extinguishment of debt	$8	(79)	nm
Pension and postretirement net periodic income (expense)	24	(4)	nm
Foreign currency loss	(16)	(20)	(20)%
Other	18	5	nm
Total other income (expense), net	$34	(98)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The significant change in pension and post retirement net periodic expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was driven by a decline in interest cost due to lower discount rates.

Income Tax Expense

For the three months ended March 31, 2021 and March 31, 2020, our effective income tax rate was 24.8% and 27.5%, respectively.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Operating revenue
Business	$3,595	3,737
Mass Markets	1,434	1,491
Total operating revenue	$5,029	5,228

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Adjusted EBITDA
Business	$2,408	2,488
Mass Markets	1,258	1,302
Total segment EBITDA	3,666	3,790
Operations and Other EBITDA	(1,509)	(1,581)
Total adjusted EBITDA	$2,157	2,209

For additional information on our reportable segments and product and services categories, see Note 3—Revenue Recognition and Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$428	435	(2)%
IP and Data Services	1,580	1,622	(3)%
Fiber Infrastructure Services	554	547	1%
Voice and Other	1,033	1,133	(9)%
Total Business Segment Revenue	3,595	3,737	(4)%
Expenses:
Total expense	1,187	1,249	(5)%
Total adjusted EBITDA	$2,408	2,488	(3)%

Segment revenue decreased $142 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to the following factors:

•Compute and Application Services declined primarily due to declines in Cloud Services within Large Enterprise and IGAM sales channels, lower rates for CDN and a large customer disconnect for IT Solutions within the IGAM sales channel, partially offset by growth in Managed Security and IT Solutions within the Large Enterprise sales channel;

•IP and Data Services declined due to lengthening sales cycles in the current environment for hybrid networks and SD-WAN, declines in traditional VPN networks in the Enterprise and IGAM sales channels and continued declines in Ethernet sales, partially offset by an increase in IP services;

•Fiber Infrastructure Services grew due to growth in dark fiber and wavelengths demand, primarily from our large IGAM customers, which was partially offset by lower equipment revenue in the Large Enterprise sales channel;

•Voice and Other decreased due to continued decline of legacy voice, private line and other services to customers across all sales channels.

Segment expense decreased $62 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower employee-related costs from lower headcount and lower cost of sales.

Segment adjusted EBITDA as a percentage of revenue was 67% for both the three months ended March 31, 2021 and 2020.

Mass Markets Segment

	Three Months Ended March 31,		% Change
	2021	2020
	(Dollars in millions)
Mass Markets Product Categories:
Consumer Broadband	$731	722	1%
SBG Broadband	39	39	—%
Voice and Other	541	607	(11)%
CAF II	123	123	—%
Total Mass Markets Segment Revenue	1,434	1,491	(4)%
Expenses:
Total expense	176	189	(7)%
Total adjusted EBITDA	$1,258	1,302	(3)%

Segment revenue decreased $57 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

•Consumer Broadband revenue increases were driven by demand for higher-speed services and higher rates; and

•Voice and Other declined due to continued legacy voice customer losses and our de-emphasis of the Prism video product.

Segment expense decreased $13 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to lower employee-related costs from lower headcount and lower cost of sales driven by the decrease in Prism content costs.

Segment adjusted EBITDA as a percentage of revenue was 88% and 87% for the three months ended March 31, 2021 and 2020, respectively.

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

At March 31, 2021, we held cash and cash equivalents of $486 million, and we also had $2.2 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $119 million of cash and cash equivalents outside the United States at March 31, 2021. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

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

Based on our current capital allocation objectives, for the full year 2021 we project approximately $3.5 billion to $3.8 billion of capital expenditures and approximately $1.1 billion of cash dividends on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending March 31, 2022, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments, (ii) $42 million of finance lease and other fixed payments and (iii) $3.7 billion of debt maturities.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as our CAF Phase II or Rural Digital Opportunity Fund ("RDOF") infrastructure buildout requirements).

Our capital expenditures continue to be focused on enhancing network operating efficiencies and supporting new service developments. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash" above, (ii) "Historical Information—Investing Activities" below and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

As of March 31, 2021, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	B2	BB-	BB
Secured	Ba3	BBB-	BB+

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future downgrades of the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or further raise our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Operating Loss Carryforwards

As of December 31, 2020, Lumen Technologies had approximately $5.1 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to reduce our federal cash taxes for the next several years. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and results of any corporate tax reform. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2021 will be approximately $100 million.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, deleveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2021 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $273 million based on the number of our current outstanding shares (which figure (i) assumes no increases or decreases in the number of shares and (ii) includes dividend payments in connection with the anticipated vesting of currently outstanding equity awards). Dividend payments upon the vesting of equity incentive awards was $23 million during three months ended March 31, 2021. See Risk Factors—"Business Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Revolving Facilities and Other Debt Instruments

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 to, among other things, extend the debt maturities of the revolving credit and term loan facilities established thereunder, to lower interest rates payable thereunder, and to amend the amounts owed under each of the facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 6—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, we had $64 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under a separate facility, we had outstanding letters of credit, or other similar obligations, of approximately $30 million as of March 31, 2021, of which $10 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

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

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2020, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $1.7 billion and $3.0 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates - Pensions and Post-Retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 and see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2021. The amount of required contributions to our qualified pension plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We last made a voluntary contribution to the trust for our qualified pension plan during 2018. We may make a voluntary contribution to the trust for our qualified pension plan in 2021.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. Aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $211 million, $241 million and $249 million for the years ended December 31, 2020, 2019 and 2018, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2020.

The capital markets have been volatile since early 2020, primarily as a result of uncertainties related to the COVID-19 outbreak. U.S. federal governmental actions to stimulate the economy have significantly impacted interest rates. These events could ultimately affect the funding levels of our pension plans and calculations of our liabilities under our pension and other post-employment benefit plans.

For 2021, our expected annual long-term rate of return on the pension plan assets is 5.5%. However, actual returns could be substantially different.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. During 2020 and as of March 31, 2021, the settlement threshold was not reached.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

Federal Broadband Support Programs

Since 2015, we have been receiving over $500 million annually through Phase II of the CAF, a program that will end this year. In connection with the CAF funding, we must meet certain specified infrastructure buildout requirements in 33 states by the end of 2021, which requires substantial capital expenditures. While we are on track to meet the requirements this year, we cannot provide any assurances that we will be able to timely meet all of our mandated buildout requirements. In accordance with the Federal Communications Commission's ("FCC") January 2020 order, we elected to receive an additional year of CAF Phase II funding in 2021.

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

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and (ii) "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of the same Annual Report.

As part of its proposed infrastructure plan, the Biden Administration has proposed investing $100 billion to expand internet access in the United States. The plan seeks several other changes that could impact us, including proposals to increase competition among broadband providers. Currently, we believe it is premature to speculate on the potential impact of these proposals on us.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		$ Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$1,525	1,299	226
Net cash used in investing activities	$(675)	(939)	(264)
Net cash used in financing activities	$(774)	(486)	288

Operating Activities

Net cash provided by operating activities increased by $226 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to higher net income, higher accrued payroll and accrued interest, and lower payments on accounts payable, partially offset by decreased collections on accounts receivable and increased cash payments for post-retirement benefits. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in our investing activities decreased by $264 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $288 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020, primarily due to higher proceeds from debt issuances in the first quarter of 2020 and the change in net activity of our revolving line of credit agreement, partially offset by a decrease in payments of long-term debt year-over-year.

See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters

We have cash management and loan arrangements with a majority of our income-generating subsidiaries, in which a substantial portion of the aggregate cash of those subsidiaries' is periodically advanced or loaned to us or our service company affiliate. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these arrangements. In accordance with generally accepted accounting principles, these arrangements are reflected in the balance sheets of our subsidiaries but are eliminated in consolidation and therefore not recognized on our consolidated balance sheets.

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 12—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of March 31, 2021, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2021, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $4.0 billion principal amount of floating rate debt. See Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

As of March 31, 2021, we had approximately $9.7 billion floating rate debt potentially subject to LIBOR, $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $5.7 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $57 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 12 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2021 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jan-21	23,948	$11.04
Feb-21	974,377	$11.94
Mar-21	2,404,398	$12.52
Total	3,402,723

ITEM 5. OTHER INFORMATION

As we continue to evaluate our disclosure obligations under Section 13(r) of the Exchange Act in connection with the matter outlined below, the following disclosure is being made under Section 13(r) of the Exchange Act out of an abundance of caution:

We are required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. There are no gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We plan to continue these activities as required to continue to provide commercial services in Russia.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2021.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Eric J. Mortensen
Eric J. Mortensen Senior Vice President - Controller (Principal Accounting Officer)