Form 10-Q
period 2021-06-30
Lumen Technologies, Inc.
filed 2021-08-04
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On July 30, 2021, there were 1,105,232,133 shares of common stock outstanding.

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

•our ability to successfully and timely consummate our pending divestitures on the terms proposed, to realize the anticipated benefits therefrom and to operate our retained business successfully thereafter;

•changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market conditions or otherwise;

•the impact of any future material acquisitions or divestitures that we may engage in;

•the negative impact of increases in the costs of our pension, healthcare for active and retired employees and post-employment benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$4,924	5,192	9,953	10,420
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,115	2,232	4,251	4,467
Selling, general and administrative	762	895	1,518	1,748
Depreciation and amortization	1,041	1,162	2,191	2,322
Total operating expenses	3,918	4,289	7,960	8,537
OPERATING INCOME	1,006	903	1,993	1,883
OTHER (EXPENSE) INCOME
Interest expense	(384)	(414)	(773)	(863)
Other income (expense), net	52	24	86	(74)
Total other expense, net	(332)	(390)	(687)	(937)
INCOME BEFORE INCOME TAXES	674	513	1,306	946
Income tax expense	168	136	325	255
NET INCOME	$506	377	981	691
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.47	0.35	0.90	0.64
DILUTED	$0.46	0.35	0.90	0.64
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,086,453	1,079,475	1,084,464	1,077,755
DILUTED	1,093,402	1,082,567	1,092,494	1,082,218
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
NET INCOME	$506	377	981	691
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(12), $(13), (24) and $(25) tax	38	39	76	77
Change in net prior service cost, net of $—, $(1), (1) and $(1) tax	1	2	2	3
Reclassification of realized loss on interest rate swaps to net income, net of $(5), $(5), (10) and $(5) tax	16	11	31	16
Unrealized holding loss on interest rate swaps, net of $—, $2, — and $28 tax	—	(8)	—	(88)
Foreign currency translation adjustment, net of $(4), $(4), 3 and $19 tax	80	9	(6)	(230)
Other comprehensive income (loss)	135	53	103	(222)
COMPREHENSIVE INCOME	$641	430	1,084	469
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$935	406
Accounts receivable, less allowance of $152 and $191	1,905	1,962
Other	906	808
Total current assets	3,746	3,176
Property, plant and equipment, net of accumulated depreciation of $32,917 and $31,596	25,993	26,338
GOODWILL AND OTHER ASSETS
Goodwill	18,867	18,870
Other intangible assets, net	7,663	8,219
Other, net	2,678	2,791
Total goodwill and other assets	29,208	29,880
TOTAL ASSETS	$58,947	59,394
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,595	2,427
Accounts payable	966	1,134
Accrued expenses and other liabilities
Salaries and benefits	931	1,008
Income and other taxes	294	314
Current operating lease liabilities	389	379
Interest	301	291
Other	286	328
Current portion of deferred revenue	748	753
Total current liabilities	6,510	6,634
LONG-TERM DEBT	28,574	29,410
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,643	3,342
Benefit plan obligations, net	4,321	4,556
Other	4,193	4,290
Total deferred credits and other liabilities	12,157	12,188
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,105,186 and 1,096,921 shares	1,105	1,097
Additional paid-in capital	20,361	20,909
Accumulated other comprehensive loss	(2,710)	(2,813)
Accumulated deficit	(7,050)	(8,031)
Total stockholders' equity	11,706	11,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,947	59,394
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$981	691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,191	2,322
Deferred income taxes	279	220
Provision for uncollectible accounts	53	90
Net (gain) loss on early retirement of debt	(8)	86
Share-based compensation	62	89
Changes in current assets and liabilities:
Accounts receivable	4	(2)
Accounts payable	(181)	(227)
Accrued income and other taxes	(29)	(3)
Other current assets and liabilities, net	(208)	(203)
Retirement benefits	(131)	(62)
Changes in other noncurrent assets and liabilities, net	120	51
Other, net	31	(4)
Net cash provided by operating activities	3,164	3,048
INVESTING ACTIVITIES
Capital expenditures	(1,362)	(1,983)
Proceeds from sale of property, plant and equipment and other assets	66	84
Other, net	1	1
Net cash used in investing activities	(1,295)	(1,898)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,881	2,425
Payments of long-term debt	(2,464)	(3,696)
Net (payments of) proceeds from revolving line of credit	(150)	825
Dividends paid	(568)	(562)
Other, net	(49)	(75)
Net cash used in financing activities	(1,350)	(1,083)
Net increase in cash, cash equivalents and restricted cash	519	67
Cash, cash equivalents and restricted cash at beginning of period	427	1,717
Cash, cash equivalents and restricted cash at end of period	$946	1,784
Supplemental cash flow information:
Income taxes paid, net	$(73)	(20)
Interest paid (net of capitalized interest of $26 and $43)	$(744)	(828)

Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$935	1,763
Restricted cash included in Other current assets	2	3
Restricted cash included in Other, net noncurrent assets	9	18
Total	$946	1,784
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,106	1,098	1,097	1,090
Issuance of common stock through incentive and benefit plans	(1)	(1)	8	7
Balance at end of period	1,105	1,097	1,105	1,097
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	20,598	21,634	20,909	21,874
Shares withheld to satisfy tax withholdings	(3)	(2)	(42)	(35)
Share-based compensation and other, net	44	20	64	99
Dividends declared	(278)	(276)	(570)	(562)
Balance at end of period	20,361	21,376	20,361	21,376
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,845)	(2,955)	(2,813)	(2,680)
Other comprehensive income (loss)	135	53	103	(222)
Balance at end of period	(2,710)	(2,902)	(2,710)	(2,902)
ACCUMULATED DEFICIT
Balance at beginning of period	(7,556)	(6,486)	(8,031)	(6,814)
Net income	506	377	981	691
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $(2) tax	—	—	—	9
Other	—	—	—	5
Balance at end of period	(7,050)	(6,109)	(7,050)	(6,109)
TOTAL STOCKHOLDERS' EQUITY	$11,706	13,462	11,706	13,462
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25	0.50	0.50
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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2020, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses in our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in other under deferred credits and other liabilities on our consolidated balance sheets.

There were no book overdrafts included in accounts payable at June 30, 2021 or December 31, 2020.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of June 30, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2021, we do not expect ASU 2021-01 to have any material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2021, we do not expect ASU 2020-04 to have any material impact on the consolidated financial statements.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$18,867	18,870
Indefinite-life intangible assets	$9	278
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $11,546 and $11,060	5,856	6,344
Capitalized software, less accumulated amortization of $3,432 and $3,279	1,481	1,520
Trade names, patents and other, less accumulated amortization of $149 and $120	317	77
Total other intangible assets, net	$7,663	8,219

When we acquired Embarq Corporation ("Embarq") in 2009, we acquired certain right-of-way assets and, because there were no legal, regulatory, contractual or other factors that would reasonably limit the useful life of these assets, we classified them as indefinite-lived and, as such, these assets were not amortized. However, as we leverage our fiber infrastructure assets, our reliance on the legacy infrastructure (largely copper-based) acquired from Embarq is diminishing. Our recent digital transformation efforts have prompted management to reassess and ultimately change the accounting treatment of these indefinite-lived assets to align with our focus on growth products versus our declining products. As a result, during the first quarter of 2021, we reclassified an indefinite-lived intangible asset to definite-lived intangible asset. As of January 1, 2021 we began amortizing the $268 million asset over its estimated nine-year remaining life. This change in the estimated remaining economic life resulted in an increase in amortization expense of approximately $7 million and $15 million, respectively, for the three and six months ended June 30, 2021, and is expected to increase amortization expense by approximately $30 million for the year ending December 31, 2021. The increase in amortization expense, net of tax, reduced consolidated net income by approximately $5 million and $11 million, respectively, with no impact per basic and diluted common share for the three months ended June 30, 2021 and a $0.01 reduction to basic and diluted common share for the six months ended June 30, 2021 and is expected to reduce consolidated net income by approximately $23 million, or $0.02 per basic and diluted common share, for the year ending December 31, 2021.

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

We completed an internal reorganization in January 2021. We now, as a result, report two segments: Business and Mass Markets. The following table shows the rollforward of goodwill assigned to our reportable segments, including the reorganization, from December 31, 2020 through June 30, 2021:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2020(1)	$2,555	4,738	2,808	3,114	5,655	—	—	18,870
January 2021 reorganization	(2,555)	(4,738)	(2,808)	(3,114)	(5,655)	12,173	6,697	—
Effect of foreign currency exchange rate change and other	—	—	—	—	—	(3)	—	(3)
As of June 30, 2021(1)	$—	—	—	—	—	12,170	6,697	18,867
______________________________________________________________________
(1)Goodwill at June 30, 2021 and December 31, 2020 is net of accumulated impairment losses of $12.9 billion.

The January 2021 reorganization was considered a change in event or circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it is more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at January 31, 2021. Therefore, no impairment existed as of our assessment date.

Total amortization expense for intangible assets for the three months ended June 30, 2021 and 2020 totaled $318 million and $440 million, respectively, and for the six months ended June 30, 2021 and 2020 totaled $743 million and $871 million, respectively. As of June 30, 2021, the gross carrying amount of goodwill, customer relationships, indefinite-life and other intangible assets was $41.7 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as follows:

(Dollars in millions)
2021 (remaining six months)	$597
2022	1,087
2023	991
2024	893
2025	803

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

•Fiber Infrastructure Services, which include dark fiber, optical services and equipment; and

•Voice and Other, which include Time Division Multiplexing ("TDM") voice, private line and other legacy services.

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

•Voice and Other, which include primarily local and long-distance services, retail video services (including our linear and TV services), professional services and other ancillary services; and

•Connect America Fund ("CAF") II, which consists of Connect America Fund Phase II payments through the end of 2021 to support voice and broadband in FCC-designated high-cost areas.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. It also provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$179	(70)	109	192	(64)	128
IP and Data Services	427	—	427	432	—	432
Fiber Infrastructure Services	216	(32)	184	202	(28)	174
Voice and Other	182	—	182	205	—	205
Total IGAM Revenue	1,004	(102)	902	1,031	(92)	939

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)

Large Enterprise
Compute and Application Services	172	(16)	156	160	(22)	138
IP and Data Services	388	—	388	400	(1)	399
Fiber Infrastructure Services	127	(12)	115	136	(13)	123
Voice and Other	244	—	244	277	—	277
Total Large Enterprise Revenue	931	(28)	903	973	(36)	937

Mid-Market Enterprise
Compute and Application Services	36	(8)	28	35	(3)	32
IP and Data Services	438	(2)	436	463	(1)	462
Fiber Infrastructure Services	53	(2)	51	57	(3)	54
Voice and Other	155	—	155	200	—	200
Total Mid-Market Enterprise Revenue	682	(12)	670	755	(7)	748

Wholesale
Compute and Application Services	49	(41)	8	45	(39)	6
IP and Data Services	297	—	297	313	—	313
Fiber Infrastructure Services	155	(28)	127	152	(30)	122
Voice and Other	404	(62)	342	448	(65)	383
Total Wholesale Revenue	905	(131)	774	958	(134)	824

Business Segment by Product Category
Compute and Application Services	436	(135)	301	432	(128)	304
IP and Data Services	1,550	(2)	1,548	1,608	(2)	1,606
Fiber Infrastructure Services	551	(74)	477	547	(74)	473
Voice and Other	985	(62)	923	1,130	(65)	1,065
Total Business Segment Revenue	$3,522	(273)	3,249	3,717	(269)	3,448

Mass Markets Segment by Product Category
Consumer Broadband	$723	(53)	670	726	(55)	671
SBG Broadband	39	(4)	35	39	(5)	34
Voice and Other	518	(19)	499	587	(29)	558
CAF II	122	(122)	—	123	(123)	—
Total Mass Markets Segment	$1,402	(198)	1,204	1,475	(212)	1,263

Total Revenue	$4,924	(471)	4,453	5,192	(481)	4,711

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$358	(139)	219	393	(133)	260
IP and Data Services	854	—	854	869	—	869
Fiber Infrastructure Services	432	(62)	370	404	(54)	350
Voice and Other	373	—	373	406	—	406
Total IGAM Revenue	2,017	(201)	1,816	2,072	(187)	1,885

Large Enterprise
Compute and Application Services	337	(31)	306	314	(39)	275
IP and Data Services	783	—	783	801	(1)	800
Fiber Infrastructure Services	251	(27)	224	274	(23)	251
Voice and Other	497	—	497	550	—	550
Total Large Enterprise Revenue	1,868	(58)	1,810	1,939	(63)	1,876

Mid-Market Enterprise
Compute and Application Services	72	(16)	56	69	(11)	58
IP and Data Services	891	(3)	888	929	(2)	927
Fiber Infrastructure Services	113	(4)	109	111	(7)	104
Voice and Other	322	—	322	407	—	407
Total Mid-Market Enterprise Revenue	1,398	(23)	1,375	1,516	(20)	1,496

Wholesale
Compute and Application Services	97	(81)	16	91	(79)	12
IP and Data Services	602	—	602	631	—	631
Fiber Infrastructure Services	309	(59)	250	305	(60)	245
Voice and Other	826	(125)	701	900	(133)	767
Total Wholesale Revenue	1,834	(265)	1,569	1,927	(272)	1,655

Business Segment by Product Category
Compute and Application Services	864	(267)	597	867	(262)	605
IP and Data Services	3,130	(3)	3,127	3,230	(3)	3,227
Fiber Infrastructure Services	1,105	(152)	953	1,094	(144)	950
Voice and Other	2,018	(125)	1,893	2,263	(133)	2,130
Total Business Segment Revenue	$7,117	(547)	6,570	7,454	(542)	6,912

Mass Markets Segment by Product Category
Consumer Broadband	$1,454	(105)	1,349	1,448	(108)	1,340

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
SBG Broadband	78	(8)	70	78	(8)	70
Voice and Other	1,059	(40)	1,019	1,194	(58)	1,136
CAF II	245	(245)	—	246	(246)	—
Total Mass Markets Segment	$2,836	(398)	2,438	2,966	(420)	2,546

Total Revenue	$9,953	(945)	9,008	10,420	(962)	9,458
_____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

Lumen Technologies leases various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease income are included in operating revenue in our consolidated statements of operations.

For the three months ended June 30, 2021 and 2020, our gross rental income was $327 million and $333 million, respectively, which represents approximately 7% and 6%, respectively, of our operating revenue for the three months ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, our gross rental income was $659 million and $666 million, respectively, which represents 7% and 6%, respectively, of our operating revenue for the six months ended June 30, 2021 and 2020.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables(1)	$1,830	1,889
Contract assets	85	108
Contract liabilities	876	950
______________________________________________________________________
(1)Reflects gross customer receivables of $2.0 billion and $2.1 billion, net of allowance for credit losses of $137 million and $174 million, at June 30, 2021 and December 31, 2020, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2021, we recognized $58 million and $483 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021. During the three and six months ended June 30, 2020, we recognized $59 million and $554 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of June 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $6.7 billion. We expect to recognize approximately 72% of this revenue through 2023, with the balance recognized thereafter.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$279	216	320	220
Costs incurred	45	38	36	34
Amortization	(53)	(37)	(56)	(35)
End of period balance	$271	217	300	219

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$289	216	326	221
Costs incurred	89	75	85	70
Amortization	(107)	(74)	(111)	(72)
End of period balance	$271	217	300	219

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

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

We use a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our use of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021(1)	$109	82	191
Provision for expected losses	21	32	53
Write-offs charged against the allowance	(35)	(82)	(117)
Recoveries collected	8	17	25
Ending balance at June 30, 2021	$103	49	152
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

For the six months ended June 30, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity in the first half of 2021 with the easing of prior delays due to COVID-19 related restrictions in 2020 and lower receivable balances.

(5) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries, including unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities(1)	June 30, 2021	December 31, 2020
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility (7)	LIBOR + 2.00%	2025	$—	150
Term Loan A (3) (7)	LIBOR + 2.00%	2025	1,079	1,108
Term Loan A-1 (3) (7)	LIBOR + 2.00%	2025	308	316
Term Loan B (4) (7)	LIBOR + 2.25%	2027	4,925	4,950
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan (5) (7)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2022 - 2042	8,414	8,645
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2025 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2021 - 2057	2,935	3,170
Term Loan (6) (7)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2021 - 2031	352	352
Embarq Corporation and subsidiary
Senior note	7.995%	2036	1,437	1,437
Finance lease and other obligations	Various	Various	321	295
Unamortized discounts, net			(96)	(78)
Unamortized debt issuance costs			(235)	(237)
Total long-term debt			31,169	31,837
Less current maturities			(2,595)	(2,427)
Long-term debt, excluding current maturities			$28,574	29,410
______________________________________________________________________
(1)As of June 30, 2021.
(2)See Note 6—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Term Loans A and A-1 had interest rates of 2.104% and 2.147% as of June 30, 2021 and December 31, 2020, respectively.
(4)Term Loan B had interest rates of 2.354% and 2.397% as of June 30, 2021 and December 31, 2020, respectively.
(5)The Tranche B 2027 Term Loan had interest rates of 1.854% and 1.897% as of June 30, 2021 and December 31, 2020, respectively.

(6)Qwest Corporation Term Loan had interest rates of 2.110% and 2.150% as of June 30, 2021 and December 31, 2020, respectively.
(7)See Note 1— Background for our considerations of the impact of Reference Rate Reform on our debt subject to rate reference changes from LIBOR.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2021 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2021 (remaining six months)	$1,127
2022	1,542
2023	966
2024	1,143
2025	2,908
2026 and thereafter	23,814
Total long-term debt	$31,500

Repayments

During the six months ended June 30, 2021, Lumen Technologies, Inc. and its affiliates repaid or redeemed approximately $2.6 billion of their respective debt obligations, which primarily included $150 million of payments on our revolving credit facility, $1.2 billion repayment at maturity of Lumen senior unsecured notes, $900 million redemption of Level 3 Financing, Inc. senior notes and $235 million redemption of Qwest Corporation senior notes. These transactions resulted in a net gain of $8 million.

New Issuances

On June 15, 2021, Lumen Technologies, Inc. issued $1.0 billion aggregate principal amount of 5.375% Senior Notes due 2029 (the "2029 Notes"). The net proceeds were used, together with cash on hand, to repay at maturity our outstanding $1.2 billion 6.450% Senior Notes, Series S, due 2021.

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amount of 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem $900 million of its outstanding senior note indebtedness. The Sustainability-Linked Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

Covenants

Certain of our debt instruments contain affirmative and negative covenants. Debt at Lumen Technologies, Inc. and Level 3 Financing, Inc. contains more extensive covenants including, among other things and subject to certain exceptions, restrictions on the ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with affiliates, dispose of assets and merge or consolidate with any other person. Also, Lumen Technologies, Inc. and certain of its affiliates will be required to offer to purchase certain of their respective outstanding debt under defined circumstances in connection with specified "change of control" transactions.

Certain of our debt instruments contain cross-payment default or cross-acceleration provisions.

Compliance

As of June 30, 2021, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2020	$103
Accrued to expense	—
Payments, net	(51)
Balance at June 30, 2021	$52

(7) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 10—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net periodic benefit income for the Lumen Combined Pension Plan ("Combined Pension Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$15	13	28	29
Interest cost	49	80	99	162
Expected return on plan assets	(138)	(149)	(276)	(298)
Recognition of prior service credit	(3)	(1)	(5)	(4)
Recognition of actuarial loss	49	52	98	102
Net periodic pension benefit income	$(28)	(5)	(56)	(9)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$3	3	7	7
Interest cost	11	20	23	40
Recognition of prior service cost	4	4	8	8
Recognition of actuarial loss	1	—	2	—
Net periodic post-retirement benefit expense	$19	27	40	55

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

(8) Earnings Per Common Share

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$506	377	981	691
Net income applicable to common stock for computing basic earnings per common share	506	377	981	691
Net income as adjusted for purposes of computing diluted earnings per common share	$506	377	981	691
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,105,403	1,097,586	1,102,877	1,095,278
Non-vested restricted stock	(18,950)	(18,111)	(18,413)	(17,523)
Weighted-average shares outstanding for computing basic earnings per common share	1,086,453	1,079,475	1,084,464	1,077,755
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	6,939	3,082	8,020	4,453
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,093,402	1,082,567	1,092,494	1,082,218
Basic earnings per common share	$0.47	0.35	0.90	0.64
Diluted earnings per common share	$0.46	0.35	0.90	0.64

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 2.2 million and 8.7 million for the three months ended June 30, 2021 and 2020, respectively, and 1.2 million and 5.7 million for six months ended June 30, 2021 and 2020, respectively.

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

The three input levels in the hierarchy of fair value measurements defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2021 and December 31, 2020:

		June 30, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$30,848	32,085	31,542	33,217
Interest rate swap contracts (see Note 10)	2	$67	67	107	107

(10) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 5—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

As of June 30, 2021 and December 31, 2020, we evaluated the effectiveness of our hedges quantitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2021 and December 31, 2020, as follows (in millions):

		June 30, 2021	December 31, 2020
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$67	107

The amount of unrealized losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2021	2020
Cash flow hedging contracts
Three Months Ended June 30,	$—	10
Six Months Ended June 30,	$—	116

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following
(in millions):

Derivatives designated as hedging instruments	2021	2020
Cash flow hedging contracts
Three Months Ended June 30,	$21	16
Six Months Ended June 30,	$41	21

Amounts currently included in AOCI will be reclassified into earnings prior to the ongoing settlements of these cash flow hedging contracts until 2022. We estimate that $67 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of June 30, 2021) will be reflected in our consolidated statements of operations within the next 12 months.

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

At June 30, 2021, we had the following two reportable segments:
•Business Segment: Under our Business segment, we provide our products and services under four distinct sales channels to meet the needs of our enterprise and commercial customers; and
•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers.

The following tables summarize our segment results for the three months ended June 30, 2021 and 2020, based on the segment categorization we were operating under at June 30, 2021.

	Three Months Ended June 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,522	1,402	4,924	—	4,924
Expenses:
Cost of services and products	862	39	901	1,214	2,115
Selling, general and administrative	298	150	448	314	762
Less: share-based compensation	—	—	—	(42)	(42)
Total expense	1,160	189	1,349	1,486	2,835
Total adjusted EBITDA	$2,362	1,213	3,575	(1,486)	2,089

	Three Months Ended June 30, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,717	1,475	5,192	—	5,192
Expenses:
Cost of services and products	919	48	967	1,265	2,232
Selling, general and administrative	334	144	478	417	895
Less: share-based compensation	—	—	—	(20)	(20)
Total expense	1,253	192	1,445	1,662	3,107
Total adjusted EBITDA	$2,464	1,283	3,747	(1,662)	2,085

The following tables summarize our segment results for the six months ended June 30, 2021 and 2020, based on the segment categorization we were operating under at June 30, 2021.

	Six Months Ended June 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$7,117	2,836	9,953	—	9,953
Expenses:
Cost of services and products	1,743	82	1,825	2,426	4,251
Selling, general and administrative	604	283	887	631	1,518
Less: share-based compensation	—	—	—	(62)	(62)
Total expense	2,347	365	2,712	2,995	5,707
Total adjusted EBITDA	$4,770	2,471	7,241	(2,995)	4,246

	Six Months Ended June 30, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$7,454	2,966	10,420	—	10,420
Expenses:
Cost of services and products	1,826	97	1,923	2,544	4,467
Selling, general and administrative	676	284	960	788	1,748
Less: share-based compensation	—	—	—	(89)	(89)
Total expense	2,502	381	2,883	3,243	6,126
Total adjusted EBITDA	$4,952	2,585	7,537	(3,243)	4,294

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

•stock-based compensation; and

•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)		(Dollars in millions)
Total segment adjusted EBITDA	$3,575	3,747	7,241	7,537
Depreciation and amortization	(1,041)	(1,162)	(2,191)	(2,322)
Other operating expenses	(1,486)	(1,662)	(2,995)	(3,243)
Stock-based compensation	(42)	(20)	(62)	(89)
Operating income	1,006	903	1,993	1,883
Total other expense, net	(332)	(390)	(687)	(937)
Income before income taxes	674	513	1,306	946
Income tax expense	168	136	325	255
Net income	$506	377	981	691

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2021 aggregated to approximately $115 million and are included in other current liabilities and other liabilities in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision reduced our exposure in the case. In a June 2021 ruling in one of the pending cases, another trial court awarded the cities of Columbia and Joplin approximately $55 million, plus statutory interest. We have appealed that decision to the Missouri Court of Appeals. That appeal is pending. If the trial court’s decision is not overturned or modified in light of the Missouri Supreme Court’s decision, it will result in a tax liability to us in excess of the reserved accruals established for these matters. We continue to vigorously defend against these claims.

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

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. We have settled the consumer and securities investor class actions. The consumer class settlement was previously approved by the Court and is final. The shareholder class settlement was approved by the Court in July 2021. Approximately 12,000 potential class members elected to opt out of the consumer class settlement, and we have settled the claims of approximately 11,000 such class members asserted by one law firm subject to certain conditions. The derivative actions remain pending.

We have engaged in discussions regarding related claims with a number of state attorneys general, and have entered into agreements settling certain of the consumer practices claims asserted by state attorneys general. While we do not agree with allegations raised in these matters, we have been willing to consider reasonable settlements where appropriate.

Peruvian Tax Litigation

In 2005, the Peruvian tax authorities ("SUNAT") issued tax assessments against one of our Peruvian subsidiaries asserting $26 million of additional income tax withholding and value-added taxes ("VAT"), penalties and interest for calendar years 2001 and 2002 on the basis that the Peruvian subsidiary incorrectly documented its importations. In May 2021, the Company paid the remaining amount on the fractioning regimes entered into by the Company to pay the amount assessed while it was appealed.

We challenged the assessments via administrative and then judicial review processes. In October 2011, the highest administrative review tribunal (the Tribunal) decided the central issue underlying the 2002 assessments in SUNAT's favor. We appealed the Tribunal's decision to the first judicial level, which decided the central issue in favor of Level 3. SUNAT and the Company filed cross-appeals with the court of appeal. In May 2017, the court of appeal issued a decision reversing the first judicial level. In June 2017, we filed an appeal of the decision to the Supreme Court of Justice, the final judicial level. Oral argument was held before the Supreme Court of Justice in October 2018. A decision on this case is pending.

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice.

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

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and we have appealed to the second administrative level. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $53 million as of June 30, 2021, in excess of the reserved accruals established for these matters.

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

The amended complaint alleged that Level 3, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator sought damages in this lawsuit of approximately $50 million. The case was settled in the second quarter of 2021 for an immaterial amount.

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

(13) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$369	290
Income tax receivable	12	7
Materials, supplies and inventory	114	105
Contract assets	53	66
Contract acquisition costs	168	173
Contract fulfillment costs	118	114
Other	72	53
Total other current assets	$906	808

(14) Accumulated Other Comprehensive Loss

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2021:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)
Other comprehensive loss before reclassifications	—	—	(6)	—	(6)
Amounts reclassified from accumulated other comprehensive loss	71	7	—	31	109
Net current-period other comprehensive income (loss)	71	7	(6)	31	103
Balance at June 30, 2021	$(2,126)	(265)	(271)	(48)	(2,710)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2021:

Three Months Ended June 30, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$21	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$16

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other income (expense), net
Prior service cost	1	Other income (expense), net
Total before tax	51
Income tax benefit	(12)	Income tax expense
Net of tax	$39

Six Months Ended June 30, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$41	Interest expense
Income tax benefit	(10)	Income tax expense
Net of tax	$31

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$100	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	103
Income tax benefit	(25)	Income tax expense
Net of tax	$78
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.

Information Relating to 2020

    The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and six months ended June 30, 2020:

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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the six months ended June 30, 2020:

Three Months Ended June 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$16	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$11
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$52	Other income (expense), net
Prior service cost	3	Other income (expense), net
Total before tax	55
Income tax benefit	(14)	Income tax expense
Net of tax	$41

Six Months Ended June 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$21	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$16
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$102	Other income (expense), net
Prior service cost	4	Other income (expense), net
Total before tax	106
Income tax benefit	(26)	Income tax expense
Net of tax	$80
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(15) Labor Union Contracts

As of June 30, 2021, approximately 22% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 5% of our union-represented employees were subject to collective bargaining agreements that expired as of June 30, 2021 and are currently being renegotiated. Approximately 8% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending June 30, 2022.

(16) Subsequent Events

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., entered into a definitive agreement to divest Lumen’s Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.735 billion cash, subject to certain working capital and other purchase price adjustments. Level 3 Parent, LLC expects to close the transaction in the first half of 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions. We have not yet determined the final pre-tax gain or loss on the transaction as a result of various allocations which will be required in connection with consummating the transaction and related restructuring transactions. The purchase agreement contains various customary covenants for transactions of this type, including various indemnities.

On August 3, 2021, Lumen and certain of its wholly-owned subsidiaries entered into a definitive agreement to divest their incumbent local exchange business conducted within 20 Midwestern and Southern states to an affiliate of funds advised by Apollo Global Management, Inc. In exchange, Lumen and its subsidiaries would receive $7.5 billion, subject to (i) offsets for assumed indebtedness (expected to be approximately $1.4 billion) and certain of purchaser’s transaction expenses (estimated to be approximately $245 million) and (ii) working capital and other customary purchase price adjustments. Lumen expects to close the transaction in the second half of 2022 upon receipt of all regulatory approvals and the satisfaction of other customary closing conditions. We have not yet determined the final pre-tax gain or loss on the transaction as a result of various allocations which will be required in connection with consummating the transaction and related restructuring transactions. The definitive purchase agreement contains various customary covenants for transactions of this type, including certain limited indemnities.

In August 2021, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. This new stock repurchase program took effect on August 3, 2021, immediately upon the public announcement thereof. As of August 4, 2021, we had not repurchased any shares of common stock under this new program.

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

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world. We believe we are the world's most inter-connected network and our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes without distraction from their core competencies. With approximately 450,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of June 30, 2021, we had approximately 37,000 employees.

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, agreed to divest their Latin American business in exchange for $2.735 billion cash, subject to certain working capital and other purchase price adjustments. On August 3, 2021, Lumen and certain of its subsidiaries agreed to divest a substantial portion of their incumbent local exchange business in exchange for $7.5 billion, subject to (i) offsets for assumed indebtedness and certain of purchaser’s transaction expenses and (ii) working capital and other customary purchase price adjustments. For more information, see (i) Note 16—Subsequent Events to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors included in Item 1A of Part II of this report.

Impact of COVID-19 Pandemic

As previously outlined in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances.

As discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. These changes did not materially impact our financial performance or financial position during 2020, and, barring any substantial deterioration in prevailing health or economic conditions, are not expected to materially impact us during 2021.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers. At June 30, 2021, we served 4.7 million broadband subscribers under our Mass Markets segment.

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

•Fiber Infrastructure Services, which include dark fiber, optical services and equipment; and

•Voice and Other, which include Time Division Multiplexing ("TDM") voice, private line and other legacy services.

Under our Mass Markets segment, we provide the following products and services:

•Consumer Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to residential customers;

•SBG Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to small businesses;

•Voice and Other, which include local and long-distance services, retail video services (including our linear TV services), state support and other ancillary services; and

•CAF II, which consists of Connect America Fund Phase II payments through the end of 2021 to support voice and broadband in FCC-designated high-cost areas.

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

•The increasingly digital environment and the growth in online video and gaming require robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

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

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts)
Operating revenue	$4,924	5,192	9,953	10,420
Operating expenses	3,918	4,289	7,960	8,537
Operating income	1,006	903	1,993	1,883
Total other expense, net	(332)	(390)	(687)	(937)
Income before income taxes	674	513	1,306	946
Income tax expense	168	136	325	255
Net income	$506	377	981	691
Basic earnings per common share	$0.47	0.35	0.90	0.64
Diluted earnings per common share	$0.46	0.35	0.90	0.64

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

Consolidated Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our four above-described revenue sales channels within the Business segment:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment:
International & Global Accounts	$1,004	1,031	(3)%
Large Enterprise	931	973	(4)%
Mid-Market Enterprise	682	755	(10)%
Wholesale	905	958	(6)%
Business Segment Revenue	3,522	3,717	(5)%
Mass Markets Segment Revenue	1,402	1,475	(5)%
Total operating revenue	$4,924	5,192	(5)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment:
International & Global Accounts	$2,017	2,072	(3)%
Large Enterprise	1,868	1,939	(4)%
Mid-Market Enterprise	1,398	1,516	(8)%
Wholesale	1,834	1,927	(5)%
Business Segment Revenue	7,117	7,454	(5)%
Mass Markets Segment Revenue	2,836	2,966	(4)%
Total operating revenue	$9,953	10,420	(4)%

Our total operating revenue decreased by $268 million and $467 million for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020, primarily due to revenue declines in all of our above-listed revenue categories. See our segment results below for additional information.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,115	2,232	(5)%
Selling, general and administrative	762	895	(15)%
Depreciation and amortization	1,041	1,162	(10)%
Total operating expenses	$3,918	4,289	(9)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,251	4,467	(5)%
Selling, general and administrative	1,518	1,748	(13)%
Depreciation and amortization	2,191	2,322	(6)%
Total operating expenses	$7,960	8,537	(7)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $117 million and $216 million for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. These decreases were primarily due to reductions in salaries and wages and employee-related expense from lower headcount and lower facility, real estate and power costs, partially offset by higher network expenses.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $133 million and $230 million for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. These decreases were primarily due to reductions in salaries and wages and employee-related expense from lower headcount, lower bad debt expense, and lower insurance and fees expenses.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$723	722	—%
Amortization	318	440	(28)%
Total depreciation and amortization	$1,041	1,162	(10)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$1,448	1,451	—%
Amortization	743	871	(15)%
Total depreciation and amortization	$2,191	2,322	(6)%

Depreciation expense increased by $1 million and decreased by $3 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020 primarily due to the impact of annual rate depreciable life changes of $38 million and $75 million, respectively, which were largely offset by $36 million and $65 million, respectively, of higher depreciation expense associated with net growth in depreciable assets.

Amortization expense decreased by $122 million and $128 million for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020. The decrease for both periods was due primarily to a $117 million decrease as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021, decreases of $14 million and $30 million, respectively, from the use of accelerated amortization methods for a portion of our customer intangibles, decreases of $9 million and $6 million, respectively, associated with net reductions in amortizable assets and decreases of $3 million and $5 million, respectively, from the impact of annual rate amortizable life changes on certain software. These decreases were partially offset by $7 million and $15 million, respectively, of additional amortization expense recognized as a result of reclassification of certain right-of-way assets, as discussed in Note 2—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 1 of Part I of this report. The decrease in amortization expense was additionally offset by accelerated amortization for decommissioned applications of $10 million and $14 million, respectively.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

The January 2021 completion of our previously announced internal reorganization was considered a change in event or circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it is more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at January 31, 2021. Therefore, no impairment existed as of our assessment date.

See Note 2—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(384)	(414)	(7)%
Other income, net	52	24	117%
Total other expense, net	$(332)	(390)	(15)%
Income tax expense	$168	136	24%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(773)	(863)	(10)%
Other income (expense), net	86	(74)	nm
Total other expense, net	$(687)	(937)	(27)%
Income tax expense	$325	255	27%
_______________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $30 million and $90 million for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. The decrease was primarily due to (i) the decrease in average long-term debt from $34.5 billion to $31.3 billion and the decrease in the average interest rate of 5.04% to 4.83% for the three months ended June 30, 2020 compared to June 30, 2021, and (ii) the decrease in average long-term debt from $34.5 billion to $31.5 billion and the decrease in our average interest rate from 5.27% to 4.86% for the six months ended June 30, 2020 compared to June 30, 2021.

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

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Gain (loss) on extinguishment of debt	$—	(7)	nm
Pension and postretirement net periodic income (expense)	27	(6)	nm
Foreign currency gain	8	21	(62)%
Other	17	16	6%
Total other income, net	$52	24	117%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Gain (loss) on extinguishment of debt	$8	(86)	nm
Pension and postretirement net periodic income (expense)	51	(10)	nm
Foreign currency (loss) gain	(8)	1	nm
Other	35	21	67%
Total other income (expense), net	$86	(74)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The significant change in pension and post retirement net periodic expense for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was driven by a decline in interest cost due to lower discount rates.

Income Tax Expense

For both the three and six months ended June 30, 2021, our effective income tax rate was 24.9% and for the three and six months ended June 30, 2020, our effective income tax rate was 26.5% and 27.0%, respectively.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended June 30,
	2021	2020
	(Dollars in millions)
Operating revenue
Business	$3,522	3,717
Mass Markets	1,402	1,475
Total operating revenue	$4,924	5,192

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Operating revenue
Business	$7,117	7,454
Mass Markets	2,836	2,966
Total operating revenue	$9,953	10,420

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended June 30,
	2021	2020
	(Dollars in millions)
Adjusted EBITDA
Business	$2,362	2,464
Mass Markets	1,213	1,283
Total segment EBITDA	3,575	3,747
Operations and Other EBITDA	(1,486)	(1,662)
Total adjusted EBITDA	$2,089	2,085

	Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Adjusted EBITDA
Business	$4,770	4,952
Mass Markets	2,471	2,585
Total segment EBITDA	7,241	7,537
Operations and Other EBITDA	(2,995)	(3,243)
Total adjusted EBITDA	$4,246	4,294

For additional information on our reportable segments and product and services categories, see Note 3—Revenue Recognition and Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$436	432	1%
IP and Data Services	1,550	1,608	(4)%
Fiber Infrastructure Services	551	547	1%
Voice and Other	985	1,130	(13)%
Total Business Segment Revenue	3,522	3,717	(5)%
Expenses:
Total expense	1,160	1,253	(7)%
Total adjusted EBITDA	$2,362	2,464	(4)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$864	867	—%
IP and Data Services	3,130	3,230	(3)%
Fiber Infrastructure Services	1,105	1,094	1%
Voice and Other	2,018	2,263	(11)%
Total Business Segment Revenue	7,117	7,454	(5)%
Expenses:
Total expense	2,347	2,502	(6)%
Total adjusted EBITDA	$4,770	4,952	(4)%

Three and six months ended June 30, 2021 compared to the same periods ended June 30, 2020

Segment revenue decreased $195 million for the three months ended June 30, 2021 as compared to June 30, 2020, and decreased $337 million for the six months ended June 30, 2021 compared to June 30, 2020. The revenue decrease was primarily due to the following factors:

•For the three month period, Compute and Application Services grew driven by strength in Managed Security and IT Solutions services to Federal Public Sector customers within our Large Enterprise sales channel. This growth was partially offset by declines in Cloud Services within our Large Enterprise and IGAM sales channels and lower rates for content delivery network services within our IGAM sales channel, impacting both the three month and six month periods. Additionally, a large customer disconnect for IT Solutions within our IGAM sales channel continues to result in a decrease of revenue for the three and six months period comparisons.

•IP and Data Services decreased during both periods due to declines in traditional VPN networks and continued declines in Ethernet sales across all our sales channels, partially offset by an increase in IP services;

•Fiber Infrastructure Services increased during both periods due to growth in dark fiber and wavelengths demand, primarily from our large IGAM customers, which was partially offset by lower equipment revenue in the Large Enterprise sales channel;

•Voice and Other decreased during both periods due to continued decline of legacy voice, private line and other services to customers across all sales channels. Additionally, voice services revenue in the three and six month periods decreased compared to the prior periods which had benefited from higher COVID-related demand.

The decrease in segment revenue was slightly offset due to the impact of foreign currency by $14 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 and by $15 million for the six months ended 20201 as compared to the six months ended June 30, 2020.

Segment expense decreased $93 million for the three months ended June 30, 2021 as compared to the June 30, 2020, and decreased $155 million for the six months ended June 30, 2021 compared to June 30, 2020, primarily due to lower cost of sales and lower employee-related costs from lower headcount.

Segment adjusted EBITDA as a percentage of revenue was 67% for both the three and six months ended June 30, 2021 and 66% for both the three and six months ended June 30, 2020.

Mass Markets Segment

	Three Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Mass Markets Product Categories:
Consumer Broadband	$723	726	—%
SBG Broadband	39	39	—%
Voice and Other	518	587	(12)%
CAF II	122	123	(1)%
Total Mass Markets Segment Revenue	1,402	1,475	(5)%
Expenses:
Total expense	189	192	(2)%
Total adjusted EBITDA	$1,213	1,283	(5)%

	Six Months Ended June 30,		% Change
	2021	2020
	(Dollars in millions)
Mass Markets Product Categories:
Consumer Broadband	$1,454	1,448	—%
SBG Broadband	78	78	—%
Voice and Other	1,059	1,194	(11)%
CAF II	245	246	—%
Total Mass Markets Segment Revenue	2,836	2,966	(4)%
Expenses:
Total expense	365	381	(4)%
Total adjusted EBITDA	$2,471	2,585	(4)%

Three and six months ended June 30, 2021 compared to the same periods ended June 30, 2020

Segment revenue decreased $73 million for the three months ended June 30, 2021 as compared to the June 30, 2020, and decreased $130 million for the six months ended June 30, 2021 compared to June 30, 2020, primarily due to the following factor:

•Voice and Other declined during both periods due to continued legacy voice customer losses and our exit of the Prism video product. For the six month period, the declines in Voice and Other were slightly offset by growth in fiber broadband.

Segment expense decreased $3 million for the three months ended June 30, 2021 as compared to the June 30, 2020, and decreased $16 million for the six months ended June 30, 2021 compared to June 30, 2020, primarily due to lower employee-related costs from lower headcount and lower cost of sales driven by the decrease in Prism content costs, partially offset by higher network expenses.

Segment adjusted EBITDA as a percentage of revenue was 87% for both the three and six months ended June 30, 2021 and 87% for both the three and six months ended June 30, 2020.

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

At June 30, 2021, we held cash and cash equivalents of $935 million, and we also had $2.2 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $114 million of cash and cash equivalents outside the United States at June 30, 2021. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities outside of Latin America.

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

Based on our current capital allocation objectives, for the full year 2021 we project approximately $3.2 billion to $3.5 billion of capital expenditures and approximately $1.1 billion of cash dividends on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending June 30, 2022, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments, (ii) $25 million of finance lease and other fixed payments and (iii) $2.4 billion of debt maturities.

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

Debt and Other Financing Arrangements

Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent feasible and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of June 30, 2021, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	B2	BB-	BB
Secured	Ba3	BBB-	BB+

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Qwest Corporation:
Unsecured	Ba2	BBB-	BB+

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Operating Loss Carryforwards

As of December 31, 2020, Lumen Technologies had approximately $5.1 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to utilize the NOLs available for 2022 to offset taxable gains generated by the completion of our pending divestitures. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2021 will be approximately $100 million.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing our business, investing in the business, deleveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued authorization by our Board during 2021 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $273 million based on the number of our current outstanding shares (which figure (i) assumes no increases or decreases in the number of shares and (ii) includes dividend payments in connection with the anticipated vesting of currently outstanding equity awards). Dividend payments upon the vesting of equity incentive awards was $25 million during six months ended June 30, 2021. See Risk Factors—"Business Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Stock Repurchases

In August 2021, our Board of Directors authorized a new 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. This new stock repurchase program took effect on August 3, 2021, immediately upon the public announcement thereof. As of August 4, 2021, we had not repurchased any shares of common stock. We expect to execute this share repurchase program through open market transactions, subject to market conditions and other factors.

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

At June 30, 2021, we had $64 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under a separate facility, we had outstanding letters of credit, or other similar obligations, of approximately $24 million as of June 30, 2021, of which $4 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under our Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) "—Other Matters" below.

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

Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2021. The amount of required contributions to our qualified pension plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. We last made a voluntary contribution to the trust for our qualified pension plan during 2018. We could make a voluntary contribution to the trust for our qualified pension plan in 2021.

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

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. During 2020 and through June 30, 2021, the settlement threshold was not reached. As a result of reductions in our workforce in 2021, we expect the annual lump sum payments to be very close to the settlement accounting threshold in the third quarter of 2021. To the extent the settlement threshold is met, we would incur additional pension expense for the year ending December 31, 2021, but the amount of any additional pension expense will vary depending on the amount of the lump sum payments in 2021.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million, annually. Support payments under the RDOF Phase I program are expected to begin January 1, 2022, provided we receive regulatory approvals as anticipated.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and (ii) "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of the same Annual Report.

As part of its proposed infrastructure plan, the Biden Administration has proposed investing substantial sums to expand internet access in the United States. The Administration seeks several other changes that could impact us, including proposals designed to increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. Proposed legislation, if enacted, could impact us including potential regulations on the scope of our services. Currently, we believe it is premature to speculate on the potential impact of these proposals on us.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		$ Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$3,164	3,048	116
Net cash used in investing activities	$(1,295)	(1,898)	(603)
Net cash used in financing activities	$(1,350)	(1,083)	267

Operating Activities

Net cash provided by operating activities increased by $116 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to higher net income, an increase in deferred income taxes, higher collections on accounts receivable and lower payments on accounts payable, partially offset by decreased depreciation and amortization, gain on early retirement of debt, and increased cash payments for post-retirement benefits. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in our investing activities decreased by $603 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $267 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, primarily due to lower net debt driven by lower proceeds year-over-year.

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

Market Risk

As of June 30, 2021, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2021, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $4.0 billion principal amount of floating rate debt. See Note 10—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

As of June 30, 2021, we had approximately $9.6 billion floating rate debt potentially subject to LIBOR, $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $5.6 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $56 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the following additional risk factor.

We may not be able to complete our pending divestitures or realize the benefits of these transactions.

On July 25, 2021, certain of our affiliates agreed to sell our Latin American business and enter into various post-closing commercial agreements with the purchaser designed to ensure the continuity of services to customers, and on August 3, 2021, Lumen and certain of its subsidiaries agreed to sell a substantial portion of their incumbent local exchange business and to enter into several post-closing commercial agreements. The completion of both of these divestitures is subject to receipt of several regulatory approvals and other customary closing conditions, the satisfaction of which is not assured. The pendency of these divestitures could impact us in several ways, including impacting relationships with our customers, vendors and employees, restricting our operations and diverting management’s attention from operating our business in the ordinary course. Even if we successfully complete these divestitures, we may (i) incur greater tax or other costs or realize fewer benefits than anticipated under the purchase agreements and the post-closing commercial agreements that we plan to enter into with the purchasers and (ii) experience operational difficulties segregating the divested assets from our retained assets. Moreover, these divestitures will reduce our future cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2021 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Apr-21	51,691	$13.33
May-21	218,140	$14.32
Jun-21	10,257	$14.30
Total	280,088

ITEM 5. OTHER INFORMATION

The following disclosure is being made under Section 13(r) of the Exchange Act out of an abundance of caution:

We are required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. We do not derive any gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We plan to continue these activities as required to continue to provide commercial services in Russia.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
2.1
Purchase Agreement, dated as of August 3, 2021, by and among Lumen Technologies, Inc., certain of its subsidiaries and Connect Holding LLC (incorporated by reference to Exhibit 2.1 to Lumen’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on August 4, 2021).

4.1
Indenture, dated June 15, 2021, among Lumen, as issuer, and Regions Bank, as trustee, relating to the issuance of Lumen’s 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Lumen’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2021).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2021.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President - Controller (Principal Accounting Officer)