Form 10-Q
period 2021-09-30
Lumen Technologies, Inc.
filed 2021-11-03
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On October 29, 2021, there were 1,023,894,166 shares of common stock outstanding.

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

•the impact of any future material acquisitions or divestitures that we may transact;

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

•continuing uncertainties regarding the impact that COVID-19 disruptions and vaccination policies could have on our business, operations, cash flows and corporate initiatives;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$4,887	5,167	14,840	15,587
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,151	2,236	6,402	6,703
Selling, general and administrative	654	850	2,172	2,598
Depreciation and amortization	951	1,193	3,142	3,515
Total operating expenses	3,756	4,279	11,716	12,816
OPERATING INCOME	1,131	888	3,124	2,771
OTHER (EXPENSE) INCOME
Interest expense	(377)	(409)	(1,150)	(1,272)
Other (expense) income, net	(38)	1	48	(73)
Total other expense, net	(415)	(408)	(1,102)	(1,345)
INCOME BEFORE INCOME TAXES	716	480	2,022	1,426
Income tax expense	172	114	497	369
NET INCOME	$544	366	1,525	1,057
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.51	0.34	1.42	0.98
DILUTED	$0.51	0.34	1.41	0.98
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,062,084	1,080,505	1,077,106	1,078,672
DILUTED	1,069,157	1,085,666	1,083,879	1,083,368
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
NET INCOME	$544	366	1,525	1,057
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(69), $(12), $(93) and $(37) tax	214	38	290	115
Change in net prior service cost, net of $—, $—, $(1) and $(1) tax	1	1	3	4
Curtailment loss, net of $—, $(1), $— and $(1) tax	—	3	—	3
Reclassification of realized loss on interest rate swaps to net income, net of $(5), $(5), $(15) and $(10) tax	16	15	47	31
Unrealized holding (loss) gain on interest rate swaps, net of $—, $—, $— and $28 tax	(1)	1	(1)	(87)
Foreign currency translation adjustment, net of $13, $(21), $16 and $(2) tax	(97)	49	(103)	(181)
Other comprehensive income (loss)	133	107	236	(115)
COMPREHENSIVE INCOME	$677	473	1,761	942
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$635	406
Accounts receivable, less allowance of $117 and $191	1,541	1,962
Assets held for sale	8,682	—
Other	843	808
Total current assets	11,701	3,176
Property, plant and equipment, net of accumulated depreciation of $22,027 and $31,596	20,926	26,338
GOODWILL AND OTHER ASSETS
Goodwill	15,987	18,870
Other intangible assets, net	7,160	8,219
Other, net	2,534	2,791
Total goodwill and other assets	25,681	29,880
TOTAL ASSETS	$58,308	59,394
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$2,501	2,427
Accounts payable	829	1,134
Accrued expenses and other liabilities
Salaries and benefits	873	1,008
Income and other taxes	280	314
Current operating lease liabilities	389	379
Interest	229	291
Other	284	328
Liabilities held for sale	2,291	—
Current portion of deferred revenue	624	753
Total current liabilities	8,300	6,634
LONG-TERM DEBT	27,260	29,410
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,732	3,342
Benefit plan obligations, net	3,980	4,556
Other	3,853	4,290
Total deferred credits and other liabilities	11,565	12,188
COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,031,060 and 1,096,921 shares	1,031	1,097
Additional paid-in capital	19,235	20,909
Accumulated other comprehensive loss	(2,577)	(2,813)
Accumulated deficit	(6,506)	(8,031)
Total stockholders' equity	11,183	11,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,308	59,394
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,525	1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,142	3,515
Deferred income taxes	431	315
Provision for uncollectible accounts	80	137
Net (gain) loss on early retirement of debt	(8)	78
Share-based compensation	89	120
Changes in current assets and liabilities:
Accounts receivable	20	(34)
Accounts payable	(240)	(325)
Accrued income and other taxes	7	90
Other current assets and liabilities, net	(263)	(408)
Retirement benefits	(126)	(96)
Changes in other noncurrent assets and liabilities, net	207	287
Other, net	30	106
Net cash provided by operating activities	4,894	4,842
INVESTING ACTIVITIES
Capital expenditures	(2,052)	(2,971)
Proceeds from sale of property, plant and equipment and other assets	90	119
Other, net	13	12
Net cash used in investing activities	(1,949)	(2,840)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,881	3,257
Payments of long-term debt	(2,604)	(6,334)
Net (payments of) proceeds from revolving line of credit	(150)	825
Dividends paid	(834)	(837)
Repurchases of common stock	(909)	—
Other, net	(52)	(83)
Net cash used in financing activities	(2,668)	(3,172)
Net increase (decrease) in cash, cash equivalents and restricted cash	277	(1,170)
Cash, cash equivalents and restricted cash at beginning of period	427	1,717
Cash, cash equivalents and restricted cash at end of period	$704	547
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(102)	51
Interest paid (net of capitalized interest of $39 and $60)	$(1,144)	(1,254)
Supplemental noncash information regarding investing activities:
Sale of property, plant and equipment in exchange for note receivable	$56	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$635	526
Cash and cash equivalents included in Assets held for sale	39	—
Restricted cash included in Other current assets	2	3
Restricted cash included in Other, net noncurrent assets	28	18
Total	$704	547
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,105	1,097	1,097	1,090
Issuance of common stock through incentive and benefit plans	—	—	8	7
Repurchases of common stock	(74)	—	(74)	—
Balance at end of period	1,031	1,097	1,031	1,097
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	20,361	21,376	20,909	21,874
Repurchases of common stock	(880)	—	(880)	—
Shares withheld to satisfy tax withholdings	(2)	(4)	(44)	(39)
Share-based compensation and other, net	25	33	89	132
Dividends declared	(269)	(275)	(839)	(837)
Balance at end of period	19,235	21,130	19,235	21,130
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,710)	(2,902)	(2,813)	(2,680)
Other comprehensive income (loss)	133	107	236	(115)
Balance at end of period	(2,577)	(2,795)	(2,577)	(2,795)
ACCUMULATED DEFICIT
Balance at beginning of period	(7,050)	(6,109)	(8,031)	(6,814)
Net income	544	366	1,525	1,057
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $(2) tax	—	—	—	9
Other	—	—	—	5
Balance at end of period	(6,506)	(5,743)	(6,506)	(5,743)
TOTAL STOCKHOLDERS' EQUITY	$11,183	13,689	11,183	13,689
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25	0.75	0.75
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires. References in the Notes to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

(1) Background

General

We are an international facilities-based technology and communications company engaged primarily in providing a broad array of integrated services to our business and mass markets customers. Our specific products and services are detailed in Note 4—Revenue Recognition.

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

There were no book overdrafts included in accounts payable at September 30, 2021 or December 31, 2020.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities that have been reclassified as held for sale as of September 30, 2021. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for additional information.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of September 30, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13") on January 1, 2020 and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of tax effect of $2 million. Please refer to Note 6—Credit Losses on Financial Instruments for more information.

Recently Issued Accounting Pronouncements

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2021, we do not expect ASU 2021-01 to have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2021, we do not expect ASU 2020-04 to have a material impact on the consolidated financial statements.

(2) Planned Divestiture of the Latin American and ILEC Businesses

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., entered into a definitive agreement to divest Lumen’s Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). Level 3 Parent, LLC expects to close the transaction in the first half of 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

On August 3, 2021, Lumen Technologies, Inc. and certain of its wholly-owned subsidiaries entered into a definitive agreement to divest their incumbent local exchange ("ILEC") business conducted within 20 Midwestern and Southern states to an affiliate of funds advised by Apollo Global Management, Inc. In exchange, Lumen and its subsidiaries would receive $7.5 billion, subject to (i) offsets for assumed indebtedness (expected to be approximately $1.4 billion) and (ii) certain purchaser’s transaction expenses along with working capital, tax, other customary purchase price adjustments and related transaction expenses (estimated to be approximately $1.7 billion). Lumen expects to close the transaction in the second half of 2022 upon receipt of all regulatory approvals and the satisfaction of other customary closing conditions.

The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transactions or if there are changes in other assumptions that impact our estimates.

We do not believe these divestiture transactions represent a strategic shift for Lumen. Therefore, neither divested business meets the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Latin American and ILEC businesses (the "disposal groups") in our consolidated operating results until the transactions are closed. The pre-tax net income of the disposal groups is estimated to be as follows in the tables below:

	Three Months Ended September 30,
	2021		2020
	Low	High	Low	High
	(Dollars in millions)
Latin American business pre-tax net income	$59	72	36	45
ILEC business pre-tax net income	221	271	139	169
Total disposal groups pre-tax net income	$280	343	175	214

	Nine Months Ended September 30,
	2021		2020
	Low	High	Low	High
	(Dollars in millions)
Latin American business pre-tax net income	$131	160	108	131
ILEC business pre-tax net income	518	633	455	556
Total disposal groups pre-tax net income	$649	793	563	687

As of September 30, 2021 in the accompanying consolidated balance sheets, the assets and liabilities of our Latin American and ILEC businesses are classified as held for sale and are measured at the lower of (i) the carrying value when we classified the disposal groups as held for sale and (ii) the fair value of the disposal groups, less costs to sell. Effective with the designation of both disposal groups as held for sale on July 25, 2021 and August 3, 2021, respectively, depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. We estimate that we would have recorded an additional $107 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and nine months ended September 30, 2021 if the Latin American and ILEC businesses did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the nine months ended September 30, 2021. The recoverability of each disposal group will be re-evaluated each reporting period until the closing of each transaction.

The principal components of the held for sale assets and liabilities as of September 30, 2021 are as follows:

	September 30, 2021
	Latin American Business	ILEC Business	Total (4)
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$37	2	39
Accounts receivable, less allowance of $3, $21 and $24	83	230	313
Other current assets	75	46	121
Property, plant and equipment, net accumulated depreciation of $445, $10,976 and $11,421	1,545	3,386	4,931
Goodwill (1)	244	2,615	2,859
Other intangible assets, net	129	158	287
Other non-current assets	71	41	112
Total assets held for sale	$2,184	6,478	8,662

Liabilities held for sale
Accounts payable	$76	79	155
Salaries and benefits	22	28	50
Income and other taxes	32	31	63
Interest	—	38	38
Current portion of deferred revenue	28	90	118
Other current liabilities	10	43	53
Long-term debt, net of discounts (2)	—	1,367	1,367
Deferred income taxes, net	116	—	116
Pension and other post-retirement benefits (3)	2	56	58
Other non-current liabilities	126	147	273
Total liabilities held for sale	$412	1,879	2,291
______________________________________________________________________
(1)The assignment of goodwill was based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Long-term debt, net of discounts includes $1.4 billion of Embarq Senior notes, $118 million of related unamortized discounts and $48 million of long-term finance lease obligations.
(3)Excludes pension obligation of approximately $2.5 billion for the ILEC business as of September 30, 2021, which will be transferred to the purchaser of the ILEC business upon closing. As of September 30, 2021, approximately $2.2 billion, or 89%, of this pension obligation is expected to be funded through the transfer of Lumen pension plan assets to the purchaser. The remaining portion of the obligation is expected to be separately funded with cash paid by Lumen at the time of closing.
(4)The totals shown here exclude $20 million of assets held for sale unrelated to these divestitures.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Goodwill	$15,987	18,870
Indefinite-life intangible assets	$9	278
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $11,571 and $11,060	5,535	6,344
Capitalized software, less accumulated amortization of $3,537 and $3,279	1,464	1,520
Trade names, patents and other, less accumulated amortization of $156 and $120	152	77
Total other intangible assets, net	$7,160	8,219

When we acquired Embarq Corporation ("Embarq") in 2009, we acquired certain right-of-way assets and, because there were no legal, regulatory, contractual or other factors that would reasonably limit the useful life of these assets, we classified them as indefinite-lived and, as such, these assets were not amortized. However, as we leverage our fiber infrastructure assets, our reliance on the legacy infrastructure (largely copper-based) acquired from Embarq is diminishing. Our recent digital transformation efforts have prompted management to reassess and ultimately change the accounting treatment of these indefinite-lived assets to align with our focus on growth products versus our declining products. As a result, during the first quarter of 2021, we reclassified an indefinite-lived intangible asset to finite-lived intangible asset. As of January 1, 2021 we began amortizing the $268 million asset over its estimated nine-year remaining life. On August 3, 2021, upon entering into a definitive agreement to divest our ILEC business, we reclassified $158 million of the $268 million asset as held for sale. At this time, we discontinued recording amortization on the portion of the finite-lived intangible assets that had been reclassified as held for sale (see Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information). The above-described change in the estimated remaining economic life of these assets, as modified by the subsequent reclassification of a portion thereof, resulted in an increase in amortization expense of approximately $5 million and $20 million, respectively, for the three and nine months ended September 30, 2021, and is expected to increase amortization expense by approximately $23 million for the year ending December 31, 2021. The increase in amortization expense, net of tax, (i) reduced consolidated net income by approximately $4 million and $15 million, respectively, for the three and nine month periods ending September 30, 2021, with no impact per basic and diluted common share for the three months ended September 30, 2021 and a $0.01 reduction per basic and diluted common share for the nine months ended September 30, 2021 and (ii) is expected to reduce consolidated net income by approximately $17 million, or $0.02 per basic and diluted common share, for the year ending December 31, 2021.

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

We completed an internal reorganization in January 2021. We now, as a result, report two segments: Business and Mass Markets. The following table shows the rollforward of goodwill assigned to our reportable segments, including the reorganization, from December 31, 2020 through September 30, 2021:

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2020(1)	$2,555	4,738	2,808	3,114	5,655	—	—	18,870
January 2021 reorganization	(2,555)	(4,738)	(2,808)	(3,114)	(5,655)	12,173	6,697	—
Reclassified as held for sale(2)	—	—	—	—	—	(918)	(1,946)	(2,864)
Effect of foreign currency exchange rate change and other	—	—	—	—	—	(19)	—	(19)
As of September 30, 2021(1)	$—	—	—	—	—	11,236	4,751	15,987
______________________________________________________________________
(1)Goodwill at September 30, 2021 and December 31, 2020 is net of accumulated impairment losses of $7.7 billion and $12.9 billion, respectively. The change in accumulated impairment losses at September 30, 2021 is a result of amounts reclassified as held for sale related to our planned divestitures.
(2)Includes $2.9 billion of goodwill, net of accumulated impairment loss reclassified as held for sale related to our pending divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

In January 2021, we began reporting under two segments: Business and Mass Markets. See Note 14—Segment Information for more information on these segments and the underlying sales channels. Since effecting this reorganization, we have used five reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America ("NA") Business (iii) Europe, Middle East and Africa region ("EMEA"), (iv) Asia Pacific region ("APAC") and (v) Latin America region ("LATAM"). Our January 2021 reorganization was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it is more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at January 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

The reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American and ILEC Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test to determine whether there was an impairment prior to the reclassification of these assets and to determine the July 31, 2021 fair values to be utilized for goodwill allocation regarding the disposal groups to be reclassified as assets held for sale. We concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at July 31, 2021. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting units that will remain following the divestitures exceeds the carrying value of the equity of such reporting units after reclassification of assets held for sale.

At July 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows of our Mass Markets and Business segments using a rate that represents our weighted average cost of capital, which we determined to be approximately 6.8% as of the assessment date (which comprised an after-tax cost of debt of 2.3% and a cost of equity of 9.7%). We discounted the projected cash flows of our EMEA, LATAM and APAC reporting units using a rate that represents their estimated weighted average cost of capital, which we determined to be approximately 7.2%, 11.2% and 8.6%, respectively, as of the measurement date (which was comprised of an after-tax cost of debt of 2.6%, 5.3% and 3.6% and a cost of equity of 10.1%, 15.0% and 11.9%, respectively). We utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples between 2.1x and 5.8x and 4.8x and 14.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units resulting in an overall company revenue and EBITDA multiple of 2.8x and 6.3x, respectively. We also reconciled the estimated fair values of the reporting units to our market capitalization as of July 31, 2021 and concluded that the indicated implied control premium of approximately 32% was reasonable based on recent market transactions. As of July 31, 2021, we determined that the estimated fair value of equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 150%, 24%, 58%, 100% and 134%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at July 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

Total amortization expense for intangible assets for the three months ended September 30, 2021 and 2020 totaled $306 million and $443 million, respectively, and for the nine months ended September 30, 2021 and 2020 totaled $1.0 billion and $1.3 billion, respectively. As of September 30, 2021, the gross carrying amount of goodwill, customer relationships, capitalized software, indefinite-life and other intangible assets was $38.4 billion.

We estimate that total amortization expense for intangible assets for the years ending December 31, 2021 through 2025 will be as provided in the table below. As a result of reclassifying our disposal groups as being held for sale on our September 30, 2021 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of those disposal groups. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

(Dollars in millions)
2021 (remaining three months)	$286
2022	1,027
2023	932
2024	842
2025	801

(4) Revenue Recognition

Product and Service Categories

Since the first quarter of 2021, we have categorized our products and services revenue among the following categories for the Business segment:

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

Since the first quarter of 2021, we have categorized our products and services revenue among the following categories for the Mass Markets segment:

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$178	(71)	107	188	(66)	122
IP and Data Services	429	—	429	431	—	431
Fiber Infrastructure Services	230	(33)	197	206	(28)	178
Voice and Other	182	—	182	188	—	188
Total IGAM Revenue	1,019	(104)	915	1,013	(94)	919

Large Enterprise
Compute and Application Services	176	(16)	160	167	(22)	145
IP and Data Services	387	—	387	393	(1)	392
Fiber Infrastructure Services	137	(11)	126	162	(12)	150
Voice and Other	232	—	232	268	—	268
Total Large Enterprise Revenue	932	(27)	905	990	(35)	955

Mid-Market Enterprise
Compute and Application Services	31	(7)	24	32	(3)	29
IP and Data Services	432	(1)	431	460	(1)	459
Fiber Infrastructure Services	53	(2)	51	54	(1)	53
Voice and Other	150	—	150	191	—	191

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Total Mid-Market Enterprise Revenue	666	(10)	656	737	(5)	732

Wholesale
Compute and Application Services	46	(39)	7	47	(41)	6
IP and Data Services	297	—	297	311	—	311
Fiber Infrastructure Services	155	(30)	125	157	(33)	124
Voice and Other	393	(63)	330	443	(64)	379
Total Wholesale Revenue	891	(132)	759	958	(138)	820

Business Segment by Product Category
Compute and Application Services	431	(133)	298	434	(132)	302
IP and Data Services	1,545	(1)	1,544	1,595	(2)	1,593
Fiber Infrastructure Services	575	(76)	499	579	(74)	505
Voice and Other	957	(63)	894	1,090	(64)	1,026
Total Business Segment Revenue	$3,508	(273)	3,235	3,698	(272)	3,426

Mass Markets Segment by Product Category
Consumer Broadband	$715	(52)	663	730	(56)	674
SBG Broadband	39	(4)	35	38	(3)	35
Voice and Other	502	(20)	482	578	(27)	551
CAF II	123	(123)	—	123	(123)	—
Total Mass Markets Segment	$1,379	(199)	1,180	1,469	(209)	1,260

Total Revenue	$4,887	(472)	4,415	5,167	(481)	4,686

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$536	(210)	326	581	(199)	382
IP and Data Services	1,283	—	1,283	1,300	—	1,300
Fiber Infrastructure Services	662	(95)	567	610	(82)	528
Voice and Other	555	—	555	594	—	594
Total IGAM Revenue	3,036	(305)	2,731	3,085	(281)	2,804

Large Enterprise
Compute and Application Services	513	(47)	466	481	(61)	420
IP and Data Services	1,170	—	1,170	1,194	(2)	1,192
Fiber Infrastructure Services	388	(38)	350	436	(35)	401
Voice and Other	729	—	729	818	—	818
Total Large Enterprise Revenue	2,800	(85)	2,715	2,929	(98)	2,831

Mid-Market Enterprise
Compute and Application Services	103	(23)	80	101	(14)	87
IP and Data Services	1,323	(4)	1,319	1,389	(3)	1,386
Fiber Infrastructure Services	166	(6)	160	165	(8)	157
Voice and Other	472	—	472	598	—	598
Total Mid-Market Enterprise Revenue	2,064	(33)	2,031	2,253	(25)	2,228

Wholesale
Compute and Application Services	143	(120)	23	138	(120)	18
IP and Data Services	899	—	899	942	—	942
Fiber Infrastructure Services	464	(89)	375	462	(93)	369
Voice and Other	1,219	(188)	1,031	1,343	(197)	1,146
Total Wholesale Revenue	2,725	(397)	2,328	2,885	(410)	2,475

Business Segment by Product Category
Compute and Application Services	1,295	(400)	895	1,301	(394)	907
IP and Data Services	4,675	(4)	4,671	4,825	(5)	4,820
Fiber Infrastructure Services	1,680	(228)	1,452	1,673	(218)	1,455
Voice and Other	2,975	(188)	2,787	3,353	(197)	3,156
Total Business Segment Revenue	$10,625	(820)	9,805	11,152	(814)	10,338

Mass Markets Segment by Product Category

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Consumer Broadband	$2,169	(157)	2,012	2,178	(164)	2,014
SBG Broadband	117	(12)	105	116	(11)	105
Voice and Other	1,561	(60)	1,501	1,772	(85)	1,687
CAF II	368	(368)	—	369	(369)	—
Total Mass Markets Segment	$4,215	(597)	3,618	4,435	(629)	3,806

Total Revenue	$14,840	(1,417)	13,423	15,587	(1,443)	14,144
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

For the three months ended September 30, 2021 and 2020, our gross rental income was $329 million and $332 million, respectively, which represents approximately 7% and 6%, respectively, of our operating revenue for the three months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, our gross rental income was $988 million and $998 million, respectively, which represents 7% and 6%, respectively, of our operating revenue for the nine months ended September 30, 2021 and 2020.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables(1)(2)	$1,491	1,889
Contract assets(3)	71	108
Contract liabilities(4)	703	950
______________________________________________________________________
(1)Reflects gross customer receivables of $1.6 billion and $2.1 billion, net of allowance for credit losses of $107 million and $174 million, at September 30, 2021 and December 31, 2020, respectively.
(2)As of September 30, 2021, amount excludes customer receivables, net reclassified as held for sale of $293 million.
(3)As of September 30, 2021, amount excludes contract assets reclassified as held for sale of $10 million.
(4)As of September 30, 2021, amount excludes contract liabilities reclassified as held for sale of $165 million.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue and liabilities held for sale in our consolidated balance sheets. During the three and nine months ended September 30, 2021, we recognized $61 million and $544 million, respectively, of revenue that was included in contract liabilities as of January 1, 2021. During the three and nine months ended September 30, 2020, we recognized $58 million and $612 million, respectively, of revenue that was included in contract liabilities as of January 1, 2020.

Performance Obligations

As of September 30, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $6.4 billion. We expect to recognize approximately 70% of this revenue through 2023, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our planned divestitures.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$271	217	300	219
Costs incurred	43	37	45	35
Amortization	(51)	(37)	(53)	(37)
Reclassified as held for sale(1)	(35)	(31)	—	—
End of period balance	$228	186	292	217

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$289	216	326	221
Costs incurred	132	112	130	105
Amortization	(158)	(111)	(164)	(109)
Reclassified as held for sale(1)	(35)	(31)	—	—
End of period balance	$228	186	292	217
______________________________________________________________________
(1)Represents the amounts reclassified as held for sale related to our planned divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

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

(5) Leases

We primarily lease to or from third parties various office facilities and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

During the third quarter of 2021, we rationalized our lease footprint and ceased using 23 leased property locations that were underutilized. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the three and nine month periods ending September 30, 2021, we incurred accelerated lease costs of approximately $35 million. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and may incur additional costs in future periods.

(6) Credit Losses on Financial Instruments

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

In conjunction with our January 2021 internal reorganization, as referenced in Note 14—Segment Information, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns. Additionally, we reassessed our historical loss period for the segment portfolio reorganization.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021(1)	$109	82	191
Provision for expected losses	36	44	80
Write-offs charged against the allowance	(58)	(94)	(152)
Recoveries collected	11	11	22
Reclassified as held for sale(2)	(8)	(16)	(24)
Ending balance at September 30, 2021	$90	27	117
______________________________________________________________________
(1)As described in Note 14—Segment Information, we completed an internal reorganization in January 2021. As a result of this change, allowance for credit losses previously included in the Consumer and Business portfolio of $70 million related to consumer and $12 million related to our small business group, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021.
(2)Represents the amounts reclassified as held for sale related to our pending divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

For the nine months ended September 30, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity year to date 2021 with the easing of prior delays due to COVID-19 related restrictions in 2020 and lower receivable balances.

(7) Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries, including unamortized discounts and premiums, net and unamortized debt issuance costs, but excluding intercompany debt:

	Interest Rates(1)	Maturities(1)	September 30, 2021	December 31, 2020
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility(7)	LIBOR + 2.00%	2025	$—	150
Term Loan A(3) (7)	LIBOR + 2.00%	2025	1,064	1,108
Term Loan A-1(3) (7)	LIBOR + 2.00%	2025	304	316
Term Loan B(4) (7)	LIBOR + 2.25%	2027	4,913	4,950
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(5) (7)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2022 - 2042	8,414	8,645
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2025 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2021 - 2057	2,935	3,170
Term Loan(6) (7)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	255	352
Embarq Corporation and subsidiary
Senior note(8)	7.995%	2036	—	1,437
Finance lease and other obligations	Various	Various	352	295
Unamortized premiums (discounts), net			23	(78)
Unamortized debt issuance costs			(228)	(237)
Total long-term debt			29,761	31,837
Less current maturities			(2,501)	(2,427)
Long-term debt, excluding current maturities			$27,260	29,410
______________________________________________________________________
(1)As of September 30, 2021.
(2)See Note 6—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2020 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Term Loans A and A-1 had interest rates of 2.085% and 2.147% as of September 30, 2021 and December 31, 2020, respectively.
(4)Term Loan B had interest rates of 2.335% and 2.397% as of September 30, 2021 and December 31, 2020, respectively.

(5)The Tranche B 2027 Term Loan had interest rates of 1.835% and 1.897% as of September 30, 2021 and December 31, 2020, respectively.
(6)Qwest Corporation Term Loan had interest rates of 2.090% and 2.150% as of September 30, 2021 and December 31, 2020, respectively.
(7)See Note 1— Background for our considerations of the impact of Reference Rate Reform on our debt subject to rate reference changes from LIBOR.
(8)As of September 30, 2021, the Embarq Senior notes have been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2021 (excluding unamortized premiums (discounts), net, and unamortized debt issuance costs), maturing during the following years. As a result of reclassifying our disposal groups as being held for sale on our September 30, 2021 consolidated balance sheet, the amounts presented below do not include maturities of the debt obligations of those disposal groups. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

(Dollars in millions) (1)
2021 (remaining three months)	$989
2022	1,551
2023	977
2024	1,158
2025	2,927
2026 and thereafter	22,364
Total long-term debt	$29,966
______________________________________________________________________
(1)As of September 30, 2021, these amounts exclude $1.5 billion of debt and finance lease obligations that have been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Repayments

During the nine months ended September 30, 2021, Lumen Technologies, Inc. and its affiliates repaid or redeemed approximately $2.7 billion of their respective debt obligations, which primarily included a $97 million repayment at maturity of Qwest Capital Funding, Inc. senior notes, $150 million of payments on our revolving credit facility, a $1.2 billion repayment at maturity of Lumen senior unsecured notes, a $900 million redemption of Level 3 Financing, Inc. senior notes, a $235 million redemption of Qwest Corporation senior notes, and $94 million of year to date payments on our term loans. These transactions resulted in a net gain of $8 million.

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

Compliance

As of September 30, 2021, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

(8) Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Land	$751	848
Fiber, conduit and other outside plant(1)	18,500	26,522
Central office and other network electronics(2)	15,265	20,692
Support assets(3)	7,147	8,261
Construction in progress(4)	1,290	1,611
Gross property, plant and equipment	42,953	57,934
Accumulated depreciation	(22,027)	(31,596)
Net property, plant and equipment	$20,926	26,338
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

As of September 30, 2021, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on these disposal groups. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

We recorded depreciation expense of $645 million and $2.1 billion for the three and nine months ended September 30, 2021 and $750 million and $2.2 billion for the three and nine months ended September 30, 2020.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2020	$103
Accrued to expense	—
Payments, net	(64)
Balance at September 30, 2021	$39

(10) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 10—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net periodic pension benefit expense (income) for the Lumen Combined Pension Plan ("Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$14	15	42	44
Interest cost	49	81	148	243
Expected return on plan assets	(138)	(147)	(414)	(445)
Settlements	57	—	57	—
Recognition of prior service credit	(2)	(3)	(7)	(7)
Recognition of actuarial loss	49	50	147	152
Net periodic pension benefit expense (income)	$29	(4)	(27)	(13)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$4	4	11	11
Interest cost	12	17	35	57
Recognition of prior service cost	3	4	11	12
Recognition of actuarial loss	2	—	4	—
Curtailment loss	—	7	—	7
Net periodic post-retirement benefit expense	$21	32	61	87

Service costs are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other (expense) income, net on our consolidated statements of operations.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. During the third quarter, we determined lump sum pension settlement payments for 2021 are expected to exceed the settlement threshold. As a result, in the third quarter of 2021 we recognized a non-cash settlement charge of $57 million to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which is reflected in other (expense) income, net in our consolidated statement of operations for the three and nine months ended September 30, 2021. This non-cash charge reduced our recorded net income and increased our recorded accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders' equity. We expect to recognize an additional non-cash settlement charge in the fourth quarter of 2021, as further described in Note 20—Subsequent Events. The amount of any future non-cash settlement charges after 2021 will be dependent on several factors, including the total amount of our future lump sum benefit payments.

As a result of our lump sum payments exceeding the settlement threshold, we also remeasured the Combined Pension Plan on September 30, 2021 using the same assumptions as of December 31, 2020, with the exception of increasing the discount rate to 2.79% from 2.43%. The remeasurement resulted in a decrease in the Plan's unfunded status, which we recognized with a corresponding decrease in our net actuarial loss recognized in accumulated other comprehensive loss of $133 million, net of tax effect of $43 million.

In 2020, we recognized a one-time curtailment accounting charge of $7 million upon remeasurement of our medical obligations under our post-retirement benefit plans for the three and nine months ended September 30, 2020.

Benefits paid by the Combined Pension Plan are paid through a trust that holds all of the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions in addition to required contributions. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2021, but we could make voluntary contributions to the trust for the Combined Pension Plan in the upcoming years.

(11) Earnings Per Common Share

Basic and diluted earnings per common share were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$544	366	1,525	1,057
Net income applicable to common stock for computing basic earnings per common share	544	366	1,525	1,057
Net income as adjusted for purposes of computing diluted earnings per common share	$544	366	1,525	1,057
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,079,917	1,097,496	1,095,223	1,096,017
Non-vested restricted stock	(17,833)	(16,991)	(18,117)	(17,345)
Weighted-average shares outstanding for computing basic earnings per common share	1,062,084	1,080,505	1,077,106	1,078,672
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	7,063	5,151	6,763	4,686
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,069,157	1,085,666	1,083,879	1,083,368
Basic earnings per common share	$0.51	0.34	1.42	0.98
Diluted earnings per common share	$0.51	0.34	1.41	0.98

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 3.9 million and 0.4 million for the three months ended September 30, 2021 and 2020, respectively, and 3.0 million and 4.0 million for nine months ended September 30, 2021 and 2020, respectively.

(12) Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2021 and December 31, 2020:

		September 30, 2021		December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations(1)	2	$29,409	30,309	31,542	33,217
Interest rate swap contracts (see Note 13)	2	$47	47	107	107
______________________________________________________________________
(1)As of September 30, 2021, these amounts exclude $1.4 billion of carrying amount and $1.5 billion of fair value of debt that has been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

(13) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 7—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

As of September 30, 2021 and December 31, 2020, we evaluated the effectiveness of our hedges quantitatively and any hedges we had entered into at the time qualified as effective hedge relationships.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2021 and December 31, 2020, as follows (in millions):

		September 30, 2021	December 31, 2020
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$47	107

The amount of unrealized losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2021	2020
Cash flow hedging contracts
Three Months Ended September 30,	$1	(1)
Nine Months Ended September 30,	$1	115

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following
(in millions):

Derivatives designated as hedging instruments	2021	2020
Cash flow hedging contracts
Three Months Ended September 30,	$21	20
Nine Months Ended September 30,	$62	41

Amounts currently included in AOCI will be reclassified into earnings prior to the ongoing settlements of these cash flow hedging contracts until 2022. We estimate that $47 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of September 30, 2021) will be reflected in our consolidated statements of operations within the next 12 months.

(14) Segment Information

Jeff Storey, our chief operating decision maker ("CODM"), made changes to our segment and customer-facing sales channel reporting categories beginning in 2021 to align with operational changes designed to better support our customers. Following these changes, we now report two segments: Business and Mass Markets. The Business segment includes four sales channels: International and Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. These changes also include both the creation of new product categories and the realignment of products and services within previously reported product categories to better reflect product life cycles and our go-to-market approach. For Business segment revenue, we report the following product categories: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services and Voice and Other, in each case through the sales channels outlined above. For Mass Markets segment revenue, we report the following product categories: Consumer Broadband, SBG Broadband, Voice and Other and CAF II. See detailed descriptions of these product and service categories in Note 4—Revenue Recognition.

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

At September 30, 2021, we had the following two reportable segments:
•Business Segment: Under our Business segment, we provide our products and services under four distinct sales channels to meet the needs of our enterprise and commercial customers; and
•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers.

The following tables summarize our segment results for the three months ended September 30, 2021 and 2020, based on the segment categorization we were operating under at September 30, 2021.

	Three Months Ended September 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,508	1,379	4,887	—	4,887
Expenses:
Cost of services and products	868	36	904	1,247	2,151
Selling, general and administrative	296	125	421	233	654
Less: share-based compensation	—	—	—	(27)	(27)
Total expense	1,164	161	1,325	1,453	2,778
Total adjusted EBITDA	$2,344	1,218	3,562	(1,453)	2,109

	Three Months Ended September 30, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,698	1,469	5,167	—	5,167
Expenses:
Cost of services and products	912	55	967	1,269	2,236
Selling, general and administrative	299	148	447	403	850
Less: share-based compensation	—	—	—	(31)	(31)
Total expense	1,211	203	1,414	1,641	3,055
Total adjusted EBITDA	$2,487	1,266	3,753	(1,641)	2,112

The following tables summarize our segment results for the nine months ended September 30, 2021 and 2020, based on the segment categorization we were operating under at September 30, 2021.

	Nine Months Ended September 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$10,625	4,215	14,840	—	14,840
Expenses:
Cost of services and products	2,611	118	2,729	3,673	6,402
Selling, general and administrative	900	408	1,308	864	2,172
Less: share-based compensation	—	—	—	(89)	(89)
Total expense	3,511	526	4,037	4,448	8,485
Total adjusted EBITDA	$7,114	3,689	10,803	(4,448)	6,355

	Nine Months Ended September 30, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$11,152	4,435	15,587	—	15,587
Expenses:
Cost of services and products	2,738	152	2,890	3,813	6,703
Selling, general and administrative	975	432	1,407	1,191	2,598
Less: share-based compensation	—	—	—	(120)	(120)
Total expense	3,713	584	4,297	4,884	9,181
Total adjusted EBITDA	$7,439	3,851	11,290	(4,884)	6,406

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

•stock-based compensation; and

•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)		(Dollars in millions)
Total segment adjusted EBITDA	$3,562	3,753	10,803	11,290
Depreciation and amortization	(951)	(1,193)	(3,142)	(3,515)
Other operating expenses	(1,453)	(1,641)	(4,448)	(4,884)
Stock-based compensation	(27)	(31)	(89)	(120)
Operating income	1,131	888	3,124	2,771
Total other expense, net	(415)	(408)	(1,102)	(1,345)
Income before income taxes	716	480	2,022	1,426
Income tax expense	172	114	497	369
Net income	$544	366	1,525	1,057

(15) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2021 aggregated to approximately $104 million and are included in other current liabilities, other liabilities and liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

The consumer class actions, the securities investor class actions, and the federal derivative actions were transferred to the U.S. District Court for the District of Minnesota for coordinated and consolidated pretrial proceedings as In Re: CenturyLink Sales Practices and Securities Litigation. We have settled the consumer and securities investor class actions. Those settlements are final. The derivative actions remain pending.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice. The Company expects an order for SUNAT to comply with the Supreme Court of Justice's decision.

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

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and our appeal to the second administrative level is pending. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $47 million as of September 30, 2021, in excess of the reserved accruals established for these matters.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial during the fourth quarter of 2021 or during 2022 if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

(16) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Prepaid expenses	$294	290
Income tax receivable	15	7
Materials, supplies and inventory	103	105
Contract assets	49	66
Contract acquisition costs	144	173
Contract fulfillment costs	104	114
Note receivable	56	—
Receivable for sale of land	56	—
Other	22	53
Total other current assets	$843	808

(17) Repurchases of Lumen Common Stock

Effective August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock (the "August 2021 stock repurchase program"). During the three and nine months ended September 30, 2021, we repurchased 73.8 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $909 million. The figures set forth above exclude 3.5 million shares that, as of September 30, 2021, we had agreed to purchase under the program for an additional $45 million in transactions that settled in October of 2021. All repurchased common stock has been retired.

(18) Accumulated Other Comprehensive Loss

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the nine months ended September 30, 2021:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)
Other comprehensive loss before reclassifications	133	—	(103)	(1)	29
Amounts reclassified from accumulated other comprehensive loss	149	11	—	47	207
Net current-period other comprehensive income (loss)	282	11	(103)	46	236
Balance at September 30, 2021	$(1,915)	(261)	(368)	(33)	(2,577)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2021:

Three Months Ended September 30, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$21	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$16

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$108	Other (expense) income, net
Prior service cost	1	Other (expense) income, net
Total before tax	109
Income tax benefit	(27)	Income tax expense
Net of tax	$82

Nine Months Ended September 30, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$62	Interest expense
Income tax benefit	(15)	Income tax expense
Net of tax	$47

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$208	Other (expense) income, net
Prior service cost	4	Other (expense) income, net
Total before tax	212
Income tax benefit	(52)	Income tax expense
Net of tax	$160
(1)See Note 10—Employee Benefits for additional information on our net periodic benefit (income) expense related to our pension and post-retirement plans.

Information Relating to 2020

    The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three and nine months ended September 30, 2020:

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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the nine months ended September 30, 2020:

Three Months Ended September 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$20	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$15
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other (expense) income, net
Prior service cost	1	Other (expense) income, net
Curtailment loss	4	Other (expense) income, net
Total before tax	55
Income tax benefit	(13)	Income tax expense
Net of tax	$42

Nine Months Ended September 30, 2020	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$41	Interest expense
Income tax expense	(10)	Income tax expense
Net of tax	$31
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$152	Other (expense) income, net
Prior service cost	5	Other (expense) income, net
Curtailment loss	4	Other (expense) income, net
Total before tax	161
Income tax benefit	(39)	Income tax expense
Net of tax	$122
(1)See Note 10—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(19) Labor Union Contracts

As of September 30, 2021, approximately 22% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 9% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending September 30, 2022.

(20) Subsequent Events

Pension Annuitization

On October 19, 2021, we, as sponsor of the Combined Pension Plan, along with the Plan’s independent fiduciary, entered into an agreement committing the Plan to use a portion of its plan assets to purchase an annuity from an insurance company (the "Insurer") to transfer approximately $1.4 billion of the Plan’s pension liabilities. This agreement will irrevocably transfer to the Insurer future Plan benefit obligations for approximately 22,600 U.S. Lumen participants (“Transferred Participants”) effective on December 31, 2021. This annuity transaction will be funded entirely by existing Plan assets.

The Insurer is committed to assume responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants. Transferred Participants’ benefits are not being reduced as a result of this transaction.

The transaction will result in Lumen recognizing a noncash settlement charge in the fourth quarter of 2021 to accelerate recognition of a portion of the actuarial loss included in accumulated other comprehensive loss. We currently estimate that the pension settlement charges recognized in the fourth quarter will be approximately $350 million, dependent upon the completion of the annuity transaction discussed above and the amount of our lump sum pension payments as discussed in Note 10—Employee Benefits. The settlement charge will be recognized in other (expense) income, net in our consolidated statements of operations. The Plan will be remeasured for the annuity and lump sum payments in the fourth quarter of 2021.

For more information on our Combined Pension Plan, see Note 10—Employee Benefits.

Repurchases of Lumen Common Stock

As of October 5, 2021, we completed the August 2021 stock repurchase program, settling 3.5 million shares for $45 million that were previously executed and accrued as of September 30, 2021 and repurchasing an additional 3.6 million shares for $46 million subsequent to the end of the third quarter. Upon completion of the program, we repurchased a total of 80.9 million shares for an average purchase price of $12.36 per share.

For more information, see Note 17—Repurchases of Lumen Common Stock.

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

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated services and solutions necessary to fully participate in our rapidly evolving digital world. We believe we are the world's most inter-connected network and our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes without distraction from their core competencies. With approximately 450,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of September 30, 2021, we had approximately 37,000 employees.

Planned Divestiture of the Latin American and ILEC Businesses

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, agreed to divest their Latin American business in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). On August 3, 2021, Lumen and certain of its subsidiaries agreed to divest a substantial portion of their incumbent local exchange business in exchange for $7.5 billion, subject to offsets for (i) assumed indebtedness (expected to be approximately $1.4 billion) and (ii) our transaction expenses, certain of purchaser’s transaction expenses, income taxes and certain working capital and other customary purchase price adjustments (currently estimated to aggregate to approximately $1.7 billion). The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transactions or if there are changes in other assumptions that impact our estimates. For more information, see (i) Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors included in Item 1A of Part II of this report.

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

As discussed in further detail in our prior reports, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) delays in our cost transformation initiatives and (v) an acceleration of our real estate rationalization efforts and the incurrence of related costs. We believe we are also experiencing delayed decision-making by certain of our customers in the current environment. These changes did not materially impact our financial performance or financial position during 2020, and, barring any substantial deterioration in prevailing health or economic conditions, are not expected to materially impact us in the near term.

Effective December 8, 2021, we plan to comply with President Biden's September 2021 Executive Order requiring covered employees of federal contractors to be vaccinated against COVID-19. For additional information, see "Risk Factors" in Item 1A of Part II of this report.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers. At September 30, 2021, we served 4.6 million broadband subscribers under our Mass Markets segment.

See Note 14—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following products and services categories:

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

The amount of support payments we receive from governmental agencies will decrease substantially after December 31, 2021. This and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results of Operations" we review the performance of our two reporting segments in more detail.

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts)
Operating revenue	$4,887	5,167	14,840	15,587
Operating expenses	3,756	4,279	11,716	12,816
Operating income	1,131	888	3,124	2,771
Total other expense, net	(415)	(408)	(1,102)	(1,345)
Income before income taxes	716	480	2,022	1,426
Income tax expense	172	114	497	369
Net income	$544	366	1,525	1,057
Basic earnings per common share	$0.51	0.34	1.42	0.98
Diluted earnings per common share	$0.51	0.34	1.41	0.98

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

Consolidated Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our four above-described revenue sales channels within the Business segment:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment:
International & Global Accounts	$1,019	1,013	1%
Large Enterprise	932	990	(6)%
Mid-Market Enterprise	666	737	(10)%
Wholesale	891	958	(7)%
Business Segment Revenue	3,508	3,698	(5)%
Mass Markets Segment Revenue	1,379	1,469	(6)%
Total operating revenue	$4,887	5,167	(5)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment:
International & Global Accounts	$3,036	3,085	(2)%
Large Enterprise	2,800	2,929	(4)%
Mid-Market Enterprise	2,064	2,253	(8)%
Wholesale	2,725	2,885	(6)%
Business Segment Revenue	10,625	11,152	(5)%
Mass Markets Segment Revenue	4,215	4,435	(5)%
Total operating revenue	$14,840	15,587	(5)%

Our total operating revenue decreased by $280 million and $747 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020, primarily due to revenue declines in all of our above-listed revenue categories. See our segment results below for additional information.

Operating Expenses

The following tables summarize our consolidated operating expenses:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,151	2,236	(4)%
Selling, general and administrative	654	850	(23)%
Depreciation and amortization	951	1,193	(20)%
Total operating expenses	$3,756	4,279	(12)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$6,402	6,703	(4)%
Selling, general and administrative	2,172	2,598	(16)%
Depreciation and amortization	3,142	3,515	(11)%
Total operating expenses	$11,716	12,816	(9)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $85 million and $301 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. These decreases were primarily due to reductions in salaries and wages and employee-related expense from lower headcount and lower facility, real estate and power costs. These decreases were partially offset by a portion of accelerated lease costs as part of our real estate rationalization during the third quarter 2021.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $196 million and $426 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. These decreases were primarily due to a $75 million gain on the sale of land in August 2021, partially offset by a portion of accelerated lease costs as part of our real estate rationalization during the third quarter 2021. These decreases were also attributable to reductions in salaries and wages and employee-related expense from lower headcount, lower bad debt expense, and lower marketing and advertising costs.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$645	750	(14)%
Amortization	306	443	(31)%
Total depreciation and amortization	$951	1,193	(20)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$2,093	2,201	(5)%
Amortization	1,049	1,314	(20)%
Total depreciation and amortization	$3,142	3,515	(11)%

Depreciation expense decreased by $105 million and $108 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020 primarily due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements. We estimate we would have recorded an additional $98 million of depreciation expense during the three and nine months ended September 30, 2021 if we had not agreed to sell these businesses. In addition, depreciation expense decreased due to the impact of annual rate depreciable life changes of $38 million and $113 million, respectively, which were largely offset by higher depreciation expense of $27 million and $92 million, respectively, associated with net growth in depreciable assets.

Amortization expense decreased by $137 million and $265 million for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020. The decrease for both periods was primarily due to a decrease of $126 million and $273 million, respectively, as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021 and decreases of $14 million and $20 million, respectively, associated with net reductions in amortizable assets. In addition, the decrease for both periods was due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements. We estimate we would have recorded an additional $8 million of amortization expense during the three and nine months ended September 30, 2021 if we had not agreed to sell these businesses. These decreases were partially offset by $5 million and $20 million, respectively, of additional amortization expense recognized as a result of reclassification of certain right-of-way assets, as discussed in Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 1 of Part I of this report, and by accelerated amortization for decommissioned applications of $4 million and $18 million, respectively.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

The January 2021 completion of our previously announced internal reorganization was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it is more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at January 31, 2021. Therefore, we did not have any impairment as of our assessment date.

The reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American and ILEC Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to determine whether there was an impairment prior to the reclassification of these assets to held for sale and to determine the July 31, 2021 fair values to be utilized for goodwill allocation regarding the disposal groups to be reclassified as assets held for sale. We concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at July 31, 2021.

We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to determine whether the fair value of our reporting units that will remain following the divestitures exceeds the carrying value of the equity of such reporting units after reclassification of assets held for sale. At July 31, 2021, we estimated the fair value of our remaining reporting units by considering both a market approach and a discounted cash flow method. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our remaining reporting units exceeded the carrying value of equity of our remaining reporting units at July 31, 2021. Therefore, we concluded we did not have any impairment as of our assessment date.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(377)	(409)	(8)%
Other (expense) income, net	(38)	1	nm
Total other expense, net	$(415)	(408)	2%
Income tax expense	$172	114	51%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(1,150)	(1,272)	(10)%
Other income (expense), net	48	(73)	nm
Total other expense, net	$(1,102)	(1,345)	(18)%
Income tax expense	$497	369	35%
_______________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $32 million and $122 million for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. The decrease was primarily due to (i) the decrease in average long-term debt from $33.5 billion to $31.2 billion and the decrease in the average interest rate of 4.93% to 4.81% for the three months ended September 30, 2020 compared to the three months ended September 30, 2021, and (ii) the decrease in average long-term debt from $33.6 billion to $31.5 billion and the decrease in our average interest rate from 5.22% to 4.85% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2021.

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including (i) gains and losses on extinguishments of debt, (ii) components of net periodic pension and post-retirement benefit costs, (iii) foreign currency gains and losses, and (iv) our share of income from partnerships we do not control, interest income, gains and losses from non-operating asset dispositions and other non-core items.

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Gain on extinguishment of debt	$—	8	nm
Pension and post-retirement net periodic expense	(32)	(9)	nm
Foreign currency (loss) gain	(16)	8	nm
Other	10	(6)	nm
Total other (expense) income, net	$(38)	1	nm

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Gain (loss) on extinguishment of debt	$8	(78)	nm
Pension and post-retirement net periodic income (expense)	19	(19)	nm
Foreign currency (loss) gain	(24)	9	nm
Other	45	15	nm
Total other income (expense), net	$48	(73)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The significant change in pension and post retirement net periodic (expense) income for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was driven by a settlement charge associated with the acceleration of the recognition of a portion of previously-unrecognized actuarial losses in the qualified pension plan. Additionally, the increase in other income was due to use tax refunds.

Income Tax Expense

For the three and nine months ended September 30, 2021, our effective income tax rate was 24.0% and 24.6%, respectively, and for the three and nine months ended September 30, 2020, our effective income tax rate was 23.8% and 25.9%, respectively.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended September 30,
	2021	2020
	(Dollars in millions)
Operating revenue
Business	$3,508	3,698
Mass Markets	1,379	1,469
Total operating revenue	$4,887	5,167

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Operating revenue
Business	$10,625	11,152
Mass Markets	4,215	4,435
Total operating revenue	$14,840	15,587

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended September 30,
	2021	2020
	(Dollars in millions)
Adjusted EBITDA
Business	$2,344	2,487
Mass Markets	1,218	1,266
Total segment EBITDA	3,562	3,753
Operations and Other EBITDA	(1,453)	(1,641)
Total adjusted EBITDA	$2,109	2,112

	Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Adjusted EBITDA
Business	$7,114	7,439
Mass Markets	3,689	3,851
Total segment EBITDA	10,803	11,290
Operations and Other EBITDA	(4,448)	(4,884)
Total adjusted EBITDA	$6,355	6,406

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 14—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$431	434	(1)%
IP and Data Services	1,545	1,595	(3)%
Fiber Infrastructure Services	575	579	(1)%
Voice and Other	957	1,090	(12)%
Total Business Segment Revenue	3,508	3,698	(5)%
Expenses:
Total expense	1,164	1,211	(4)%
Total adjusted EBITDA	$2,344	2,487	(6)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$1,295	1,301	—%
IP and Data Services	4,675	4,825	(3)%
Fiber Infrastructure Services	1,680	1,673	—%
Voice and Other	2,975	3,353	(11)%
Total Business Segment Revenue	10,625	11,152	(5)%
Expenses:
Total expense	3,511	3,713	(5)%
Total adjusted EBITDA	$7,114	7,439	(4)%

Three and nine months ended September 30, 2021 compared to the same periods ended September 30, 2020

Segment revenue decreased $190 million for the three months ended September 30, 2021 as compared to September 30, 2020, and decreased $527 million for the nine months ended September 30, 2021 compared to September 30, 2020. The revenue decrease was primarily due to the following factors:

•Compute and Application Services declined for both periods due to an ongoing large customer disconnect for IT Solutions and lower rates for content delivery network services within our IGAM sales channel. Additionally, for the nine months ended September 30, 2021, declines were driven by declines in Cloud Services within our Large Enterprise and IGAM sales channels. These decreases were partially offset by growth in Managed Security and IT Solutions services to Federal Public Sector customers and an increase in colocation and data center services in our IGAM sales channel.

•IP and Data Services decreased during both periods due to declines in traditional VPN networks and continued declines in Ethernet sales across all our sales channels, partially offset by an increase in IP services across our IGAM and Enterprise sales channels;

•Fiber Infrastructure Services experienced growth in both periods in dark fiber and wavelengths demand, primarily from our large IGAM customers which was outpaced by lower equipment sales for the three months ended September 30, 2021, resulting in a decrease during such period;

•Voice and Other decreased during both periods due to continued decline of legacy voice, private line and other services to customers across all sales channels. Additionally, voice services revenue in the three and nine month periods decreased compared to the prior periods which had benefited from higher COVID-related demand.

The decrease in segment revenue was slightly offset due to $5 million of favorable foreign currency adjustments for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 and by $20 million of favorable foreign currency adjustments for the nine months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Segment expense decreased $47 million for the three months ended September 30, 2021 as compared to September 30, 2020, and decreased $202 million for the nine months ended September 30, 2021 compared to September 30, 2020, primarily due to lower cost of sales and lower employee-related costs from lower headcount.

Segment adjusted EBITDA as a percentage of revenue was 67% for the three and nine months ended September 30, 2021 and 67% for both the three and nine months ended September 30, 2020.

Mass Markets Segment

	Three Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Mass Markets Product Categories:
Consumer Broadband	$715	730	(2)%
SBG Broadband	39	38	3%
Voice and Other	502	578	(13)%
CAF II	123	123	—%
Total Mass Markets Segment Revenue	1,379	1,469	(6)%
Expenses:
Total expense	161	203	(21)%
Total adjusted EBITDA	$1,218	1,266	(4)%

	Nine Months Ended September 30,		% Change
	2021	2020
	(Dollars in millions)
Mass Markets Product Categories:
Consumer Broadband	$2,169	2,178	—%
SBG Broadband	117	116	1%
Voice and Other	1,561	1,772	(12)%
CAF II	368	369	—%
Total Mass Markets Segment Revenue	4,215	4,435	(5)%
Expenses:
Total expense	526	584	(10)%
Total adjusted EBITDA	$3,689	3,851	(4)%

Three and nine months ended September 30, 2021 compared to the same periods ended September 30, 2020

Segment revenue decreased $90 million for the three months ended September 30, 2021 as compared to the September 30, 2020, and decreased $220 million for the nine months ended September 30, 2021 compared to September 30, 2020, primarily due to the following factors:

•Broadband revenue decreased during each period driven by continued pressure on legacy infrastructure, which was partially offset by gains in our fiber-based broadband business.

•Voice and Other declined during both periods due to continued legacy voice customer losses and our exit of the Prism video product.

Segment expense decreased $42 million for the three months ended September 30, 2021 as compared to the September 30, 2020, and decreased $58 million for the nine months ended September 30, 2021 compared to September 30, 2020, primarily due to lower employee-related costs from lower headcount and lower cost of sales driven by the decrease in Prism content costs, partially offset by higher network expenses for the nine months ended.

Segment adjusted EBITDA as a percentage of revenue was 88% for both the three and nine months ended September 30, 2021 and 86% and 87%, respectively, for the three and nine months ended September 30, 2020.

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

At September 30, 2021, we held cash and cash equivalents of $674 million, which includes cash and cash equivalents classified as held for sale, and we also had $2.2 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $91 million of cash and cash equivalents outside the United States at September 30, 2021. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. Other than transactions related to our Latin American disposal group, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the sale of our Latin American and ILEC businesses are further described below.

Based on our current capital allocation objectives, for the full year 2021 we project approximately $2.8 billion to $3.0 billion of capital expenditures and approximately $1.1 billion of cash dividends, or $1.00 per share, on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending September 30, 2022, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments, (ii) $29 million of finance lease and other fixed payments (which includes $2 million of finance lease obligations that have been reclassified as held for sale) and (iii) $2.3 billion of debt maturities.

We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We may also draw on our revolving credit facility as a source of liquidity for operating activities and to give us additional flexibility to finance our capital investments, repayments of debt, pension contributions and other cash requirements.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Impact of the Planned Divestiture of the Latin American and ILEC Businesses

As discussed in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report, we entered into definitive agreements to divest our Latin American and ILEC businesses on July 25, 2021 and August 3, 2021, respectively.

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

As of the date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	B2	BB-	BB
Secured	Ba3	BBB-	BB+

Level 3 Financing, Inc.
Unsecured	Ba3	BB	BB
Secured	Ba1	BBB-	BBB-

Qwest Corporation:
Unsecured	Ba2	BBB-	BB

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or our borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Net Operating Loss Carryforwards

As of December 31, 2020, Lumen Technologies had approximately $5.1 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to utilize the NOLs available for 2022 to offset taxable gains generated by the completion of our pending divestitures. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2021 will be approximately $100 million. If, as expected, we use a substantial portion of our NOLs in 2022 to offset divestiture-related gains, we anticipate that our cash income tax liabilities will increase in future periods.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in our business, deleveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued authorization by our Board during 2021 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $252 million based on the number of our current outstanding shares (which figure (i) reflects shares repurchased through October 5, 2021 under our stock repurchase plan and (ii) includes dividend payments in connection with the anticipated vesting of currently outstanding equity awards). Dividend payments upon the vesting of equity incentive awards was $28 million during nine months ended September 30, 2021. See Risk Factors—"Business Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

Stock Repurchases

Effective August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock (the "August 2021 stock repurchase program"). During the three and nine months ended September 30, 2021, we repurchased 73.8 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $909 million. The figures set forth above exclude 3.5 million shares that, as of September 30, 2021, we had agreed to purchase under the program for an additional $45 million in transactions that settled in October of 2021.

As of October 5, 2021, we completed the August 2021 stock repurchase program, settling 3.5 million shares for $45 million that were previously executed and accrued as of September 30, 2021 and repurchasing an additional 3.6 million shares for $46 million subsequent to the end of the third quarter. Upon completion of the program, we repurchased a total of 80.9 million shares for an average purchase price of $12.36 per share. All repurchased common stock has been retired.

Revolving Facilities and Other Debt Instruments

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 to, among other things, extend the debt maturities of the revolving credit and term loan facilities established thereunder, to lower interest rates payable thereunder, and to amend the amounts owed under each of the facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 6—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020.

At September 30, 2021, we had $65 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under a separate facility, we had outstanding letters of credit, or other similar obligations, of approximately $24 million as of September 30, 2021, of which $5 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under our Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see (i) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) "—Other Matters" below.

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

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. During the third quarter of 2021, we determined that lump sum pension settlement payments for 2021 are expected to exceed the settlement threshold. As a result, in the third quarter of 2021 we recognized a non-cash settlement charge of $57 million to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which has been allocated and reflected in other (expense) income, net in our consolidated statement of operations for the three and nine months ended September 30, 2021. The amount of any future non-cash settlement charges after 2021 will be dependent on several factors, including the total amount of our future lump sum benefit payments.

On October 19, 2021, we, as sponsor of the Combined Pension Plan, along with the Plan’s independent fiduciary, entered into an agreement committing the Plan to use a portion of its plan assets to purchase an annuity from an insurance company (the "Insurer") to transfer approximately $1.4 billion of the Plan’s pension liabilities. This agreement will irrevocably transfer to the Insurer future Plan benefit obligations for approximately 22,600 U.S. Lumen participants ("Transferred Participants") effective on December 31, 2021. This annuity transaction will be funded entirely by existing Plan assets.

The Insurer is committed to assume responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants. Transferred Participants’ benefits are not being reduced as a result of this transaction.

The transaction will result in Lumen recognizing a noncash settlement charge in the fourth quarter of 2021 to accelerate recognition of a portion of the actuarial loss included in accumulated other comprehensive loss. We currently estimate that the pension settlement charges recognized in the fourth quarter will be approximately $350 million, dependent upon the completion of the annuity transaction discussed above and the amount of lump sum pension payments made as discussed in Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report. The settlement charge will be recognized in other (expense) income, net in our consolidated statements of operations. The Plan will be remeasured for the annuity and lump sum payments in the fourth quarter of 2021.

See Note 10—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report for more information.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million, annually. Support payments under the RDOF Phase I program are expected to begin January 1, 2022, provided we receive regulatory approvals as anticipated. Assuming we timely complete our pending divestiture of ILEC properties on the terms described herein, we expect a portion of these payments will accrue to the purchaser of those properties. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

For additional information on these programs, see (i) "Business—Regulation" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 and (ii) "Risk Factors—Risks Affecting Our Liquidity and Capital Resources" in Item 1A of Part I of the same Annual Report.

As part of its proposed infrastructure plan, the Biden Administration has proposed investing substantial sums to expand internet access in the United States. The Administration seeks several other changes that could impact us, including proposals designed to increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. Proposed legislation or regulations, if enacted or adopted, could impact us or the scope of our services. Currently, we believe it is premature to speculate on the potential impact of these proposals on us.

Historical Information

The following table summarizes our consolidated cash flow activities:

	Nine Months Ended September 30,		$ Change
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$4,894	4,842	52
Net cash used in investing activities	$(1,949)	(2,840)	(891)
Net cash used in financing activities	$(2,668)	(3,172)	(504)

Operating Activities

Net cash provided by operating activities increased by $52 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to higher net income, higher collections on accounts receivable and lower payments on accounts payable, partially offset by decreased depreciation and amortization, gain on early retirement of debt and increased cash payments for post-retirement benefits. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

Investing Activities

Net cash used in our investing activities decreased by $891 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $504 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to lower payments of long-term debt, partially offset by lower net proceeds from issuance of long-term debt, increased payments on our revolving line of credit, and repurchases of common stock.

See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

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

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 15—Commitments, Contingencies and Other Items for additional information.

Market Risk

As of September 30, 2021, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to changing variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2021, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $4 billion principal amount of floating rate debt. See Note 13—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

As of September 30, 2021, we had approximately $9.6 billion floating rate debt potentially subject to LIBOR, $4 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $5.6 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $56 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over reporting for the assets and liabilities to be sold through our two previously announced divestitures, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 15—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 15 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the following additional risk factors.

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

COVID-19 vaccination requirements could potentially result in personnel shortages or disruptions.

Effective December 8, 2021, we plan to comply with President Biden’s September 2021 Executive Order requiring covered employees of federal contractors to be vaccinated against COVID-19. This mandate will require all of our domestic employees to be vaccinated against COVID-19 or face termination, unless a religious or medical exemption applies. This requirement could make it more difficult to retain or attract employees who oppose vaccination mandates and are ineligible for an exemption. In addition, certain of our contractors and vendors may also be subject to this Executive Order. It is possible that any resulting personnel shortages could have a material adverse impact on our operating results or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. During the three and nine months ended September 30, 2021, we repurchased 73.8 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $909 million, or an average purchase price of $12.32 per share. The figures set forth above and displayed in the table below exclude 3.5 million shares that, as of September 30, 2021, we had agreed to purchase under the program for an additional $45 million in transactions that settled in October of 2021. All repurchased common stock has been retired. For additional information, see Note 17—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.

The following table contains information about shares of our previously-issued common stock that were repurchased under our above-described Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
Aug-21	34,520,166	$12.15	34,520,166	$580,738,105
Sep-21	39,285,699	$12.47	39,285,699	$90,779,031
Total	73,805,865	$12.32	73,805,865

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2021 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jul-21	17,087	$13.20
Aug-21	182,296	$11.85
Sep-21	13,644	$12.42
Total	213,027

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2021.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President - Controller (Principal Accounting Officer)