Form 10-K
period 2021-12-31
Lumen Technologies, Inc.
filed 2022-02-24
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 22, 2022, 1,023,372,224 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2021 was $14.9 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2022 annual meeting of shareholders are incorporated by reference in Part III of this report.

Auditor Name: KPMG LLP                Auditor Location: Denver, Colorado              Auditor Firm ID: 185

Unless the context requires otherwise, (i) references in this report on Form 10-K, for all periods presented, to "Lumen Technologies, Inc.," "Lumen Technologies" or "Lumen,"" "we," "us," the "Company" and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries and (ii) references in this report to "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

PART I

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under the federal securities laws. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows or financial position;

•statements concerning the anticipated impact of our transactions, investments, product development, participation in government programs, Quantum Fiber buildout plans, and other initiatives, including synergies or costs associated with these initiatives;

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

•statements regarding how the health and economic challenges raised by the COVID-19 pandemic may impact our business, financial position, operating results or prospects; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

•the effects of competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout plans, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of possible cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards, broadband deployment, data protection, privacy and net neutrality;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•possible changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

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

•our ability to successfully and timely implement our corporate strategies, including our deleveraging strategy;

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

•the negative impact of increases in the costs of our pension, healthcare, post-employment or other benefits, including those caused by changes in markets, interest rates, mortality rates, demographics or regulations;

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

•our ability to continue to use or renew intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from recently enacted legislation promoting broadband spending;

•the effects of changes in accounting policies, practices or assumptions, including changes that could potentially require additional future impairment charges;

•continuing uncertainties regarding the impact that COVID-19 disruptions and vaccination policies could have on our business, operations, cash flows and corporate initiatives;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of more general factors such as changes in interest rates, in inflation, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geo-political conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are an international facilities-based technology and communications company focused on providing our business and residential customers with a broad array of integrated products and services necessary to fully participate in our rapidly evolving digital world, which we believe is undergoing the “Fourth Industrial Revolution” or simply the “4IR.” We operate one of the world’s most interconnected networks. Our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their information, communications and technology programs to address dynamic changes. By empowering our customers to rapidly acquire, analyze and act on data, we are enabling our customers to thrive in the 4IR. Our specific products and services are detailed below under the heading “Segments and Products & Services.”

We conduct our operations under the following three brands:

•"Lumen," which is our flagship brand for serving the enterprise and wholesale markets

•"Quantum Fiber," which is our brand for providing fiber-based services to residential and small business customers

•"CenturyLink," which is our long-standing brand for providing mass-marketed legacy copper-based services, managed for optimal cost and efficiency.

With approximately 190,000 on-net buildings and 500,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States ("U.S.").

As further discussed immediately below under the heading “Acquisitions and Divestitures,” during 2022 we plan to sell our Latin American business and a portion of our incumbent local exchange business.

For a discussion of certain risks applicable to our business, see “Risk Factors” in Item 1A of Part I of this report.

Acquisitions and Divestitures

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

We regularly evaluate the possibility of acquiring additional assets or divesting assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions or divestitures. We generally do not announce our acquisitions or divestitures until we have entered into a preliminary or definitive agreement.
Planned Divestitures of the Latin American Business and Incumbent Local Exchange Business

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., entered into a definitive agreement to divest our Latin American business in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses. Level 3 Parent, LLC anticipates closing the transaction mid-year 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

On August 3, 2021, we and certain of our affiliates entered into a definitive agreement to divest our incumbent local exchange ("ILEC") business conducted within 20 Midwestern and Southern states. In exchange, we would receive $7.5 billion, subject to offsets for (i) assumed indebtedness and (ii) our transaction expenses, certain of purchaser’s transaction expenses, taxes and certain working capital and other customary purchase price adjustments. We anticipate closing the transaction mid-year 2022 upon receipt of all regulatory approvals and the satisfaction of other customary closing conditions.

See Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report for additional information on these transactions.

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2021	2020(1)	2019(1)
	(Dollars in millions)
Operating revenue	$19,687	20,712	21,458
Operating expenses	15,402	19,750	24,184
Operating income (loss)	$4,285	962	(2,726)
Net income (loss)	$2,033	(1,232)	(5,269)
_______________________________________________________________________________
(1)During 2020 and 2019, we recorded non-cash, non-tax-deductible goodwill impairment charges of $2.6 billion and $6.5 billion, respectively. For additional information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

We estimate that during 2021, 2020 and 2019, approximately 9.4%, 8.7% and 8.5%, respectively, of our consolidated revenue was derived from providing telecommunications, colocation and hosting services outside the U.S.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Total assets	$57,993	59,394
Total long-term debt(1)	28,982	31,837
Total stockholders' equity	11,840	11,162
_______________________________________________________________________________
(1)For additional information on our total long-term debt, see Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report. For information on our total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future Contractual Obligations" in Item 7 of Part II of this report.

The summary financial information appearing above should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 of Part II of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Strategy

Our over-arching strategic goal is to continue integrating and upgrading our global network and other assets and technologies into an advanced high-bandwidth, low latency platform that is secure, reliable and fast. To attain this goal, we strive to, among other things:

•strengthen our digital self-service product ordering platforms;

•expand our offering of secure edge computing services;

•create a more adaptive network;

•expand our network capacity through our Quantum Fiber buildout plan and other initiatives;

•return a substantial amount of cash to our shareholders in the form of dividends and periodic stock repurchases;

•monetize our non-core assets and manage our non-fiber business for cash; and

•strengthen our financial position and performance through debt paydown and cost reduction efforts.

Our Stakeholders

We believe realizing the Lumen promise depends on regular, informed communications with our stakeholders, including shareholders, employees, customers, vendors, lenders, partners and our global community.

Employees and Human Capital Resources

Lumen’s highly competitive business requires attracting, developing and retaining a motivated team inspired by leadership, engaged in meaningful work, motivated by career growth opportunities and thriving in a culture that embraces diversity, inclusion and belonging. Understanding and anticipating the priorities of our current and future employees is important to our future success. At December 31, 2021, we had approximately 36,000 employees world-wide, including approximately 7,000 outside the U.S.

Attracting, Developing and Retaining Talent

Our recruiting, development and retention objectives focus on treating talent as a differentiator and a leading indicator of business performance. We strive to hire and retain the best talent available, to be transparent with regards to new career and promotional opportunities, to mitigate bias and to champion fair selection and best hiring practices. Establishing a framework of competency-based success profiles and fostering career progression through regular career development and training empowers our employees to pursue their professional goals and helps to improve employee engagement and retention. We invest in broad-based development for all of our employees in various ways such as skills-building programs, on-demand learning options, tuition reimbursement, tailored mentoring programs and a suite of leadership development courses. In an effort to create more development opportunities for all employees, we are currently enhancing our intern, mentoring and leadership development programs, with added focus on development for diverse employees.

We believe we have made significant strides in attracting, engaging, and hiring a diverse group of early career employees through our internship program, our numerous sales and operations academies, and our "pathways in technology" program. We have also increased our focus on internal mobility and providing more visibility and career opportunities to our workforce through our internal communications platforms.

We gauge progress and efficacy, identify opportunities for change, and pursue solutions through tracking and analyzing data from various sources, such as annual talent reviews and measuring our progress toward goals specified in our development, diversity and inclusion plans.

Diversity, Inclusion & Belonging

We believe that understanding and respecting another's perspective, experience, background and beliefs provide an opportunity to expand horizons, challenge complacency and foster empathy. For Lumen, we believe diversity of perspective, experience, background and beliefs fuels our innovative, collaborative, and engaged workplace. Realizing greater ethnic, racial and gender diversity across all levels of an organization is, and will continue to be, an ongoing journey. Our Diversity & Inclusion Steering Committee, comprised of a cross-functional team of senior executives and led by our Chief Diversity & Inclusion Officer, regularly evaluates and seeks to define our diversity, inclusion and belonging strategy. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments and compensation (including undertaking periodic gender and race/ethnicity pay equity studies of our U.S., non-represented employees and making pay adjustments when warranted). Inclusive recruiting and outreach programs for diverse candidates, employee resource groups, and management-led listening circles are among some of Lumen’s initiatives to create greater diversity and belonging among our employees.

Positive Corporate Culture

Our employees are critical to Lumen's success and we believe creating a positive, inclusive culture is essential to attracting and retaining engaged employees. Lumen’s company culture program incorporates a wide variety of communication and training activities encouraging collaboration among our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed approximately every six months.

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

Labor Relations

Approximately 21% of our U.S. workforce is represented by a union, either the Communications Workers of America or the International Brotherhood of Electrical Workers. Employees in four countries in Europe are represented by works councils or a representative body. We recognize the critical role that our supervisors and managers play in fostering a productive and respectful work environment, and we encourage employees to work directly with their supervisors, where possible, to efficiently and effectively resolve workplace concerns. We also respect our employees’ rights to voluntarily establish and join unions and similar associations without unlawful interference. We strive to work collaboratively with the unions, councils and associations that represent our workers.

Customer Success

Our customers range from individual households to global enterprises. Whether our network supports remote education or a multi-national work-from-home environment, all customers are impacted by the quality and reliability of our products and services. Understanding how each customer accesses and uses our products and services informs the type of customer engagement to best meet their expectations. Our Customer Success organization includes dedicated teams focused on building deeper relationships and providing us the opportunity to continually improve our customers’ Lumen experience, including their interactions with our employees and systems. We believe a strong experience leads to satisfied customers and engaged employees who are encouraged to recommend creative solutions. We have a dedicated team responsible for evaluating the best approach to improving the experiences of customers, coupled with frequent, transparent and informative communication processes.

We value both customer and employee suggestions. We offer our customers several channels for communicating with us, including voice, text, email, chat and social media, among others. We are driving a digital-first culture that allows our customers to configure, order, and rapidly deploy our services through an all-digital, self-service set of tools. Since 2019, we have hosted an annual customer experience (CX) event, during which we invite customers to collaborate directly with us.

While careful listening to customers is the best source of customer experience feedback, we believe overlaying it with employee feedback is the most effective way to continuously improve. We regularly invite our front-line employees to provide feedback on opportunities to improve our capabilities.

Partners and Vendors

Understanding how our customers access and use our products and services is an important element of evaluating which partners and vendors may best contribute to our customers’ success. Lumen leverages our relationships and by co-innovating with a comprehensive group of strategic partners to create solutions focused exclusively on our customers' business and IT requirements. Through our open and interoperable approach, we seek to identify the optimal platform for serving our customers – whether ours or a third party’s. When necessary, Lumen incorporates market-leading technologies to optimize application performance and streamline integration throughout the IT stack to ensure seamless integration and interoperability. Lumen has collaborated with a host of technology partners, giving us the capability to tailor and fully manage scalable solutions that customers control. Lumen, by working with our network of technology partners, can integrate different partners and technologies, to improve our products and services.

In light of these efforts to better serve our customers, we are materially reliant on a wide range of vendors to support our organization and partners to support our strategy. We work with, and rely on, other communications companies that lease us transmission capacity or sell us various services necessary for our current operations, as well as a wide range of software, hardware and equipment suppliers. We believe that co-innovating with other companies provides the flexibility to rapidly evolve our customer offerings.

Environmental Stewardship and Sustainability

Environmental stewardship is inherent in our identity. We review the impact of our operations and make choices to reduce our environmental footprint. We believe our commitment to environmental sustainability promotes the financial health of our business, the quality of service we provide and value creation for our employees, communities, customers and investors. Our Environment, Health and Safety ("EHS") team oversees and executes the company’s EHS and environmental sustainability visions.

The EHS program framework focuses on seven key areas:

•Environmental compliance and management: The Lumen EHS team assesses and reviews our company programs, operational facilities and waste management vendors. We monitor environmental legislative activity and collaborate with other internal groups to develop documented practices and procedures that support compliance with applicable laws and regulations.

•Energy and emissions: To reduce our carbon footprint, we are identifying and implementing energy efficiency and greenhouse gas ("GHG") emissions reduction initiatives. In January 2021, we were among the very first U.S. companies to issue sustainability-linked bonds.

•Water: Lumen uses the World Resource Institute’s water quality index to assess our operations in drought-stricken areas or areas that have the potential to be in the future. We are working to reduce our consumption of water overall and especially in countries or regions identified as high-risk.

•Waste: We aim to reduce our waste through minimization, re-use and recycling. We divert millions of pounds of electronic and communications equipment from landfills each year. We recycle telecommunications equipment, and our modem/router takeback program allows customers to return their equipment, which are then either reused or sent to an R2-certified recycler.

•Supplier environmental assessment: We expect our suppliers to demonstrate the same commitment as us to compliance and sustainability efforts. We expect our suppliers to use reasonable efforts to employ environmentally preferred and energy-efficient services, and to work with their own suppliers to assess and address environmental and sustainability issues within their supply chains.

•Climate preparedness: We prepare for potential impacts by evaluating various climate change risks to our ongoing operations when we consider opening new facilities and/or expanding our network. Our comprehensive business continuity program focuses on prevention, collaboration, communication, response and recovery to assist us in quickly resolving disruptive events.

•Occupational Health and Safety: The EHS team conducts risk assessments and monitors health and safety legislation to develop policies and procedures designed to eliminate or control safety hazards and support compliance with applicable laws and regulations.

Our Network

Our network, through which we provide most of our products and services, consists of fiber-optic and copper cables, high-speed transport equipment, electronics, voice switches, data switches and routers, and various other equipment. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

At December 31, 2021, our global network (owned and leased) included (i) approximately 500,000 route miles of fiber optic plant, including approximately 42,000 route miles of subsea fiber optic cable systems and (ii) multiple gateway and transmission facilities used in connection with operating our network throughout North America, Europe and Latin America.

At December 31, 2021, our domestic network connected approximately 190,000 on-net buildings, which we refer to as “Fiber On-net” buildings, serving our enterprise customer base and approximately 28.6 million broadband-enabled locations serving our Mass Markets customer base. At December 31, 2021, our Mass Markets broadband-enabled locations consisted of 25.8 million copper-based passings and 2.8 million fiber-based passings. It also included at such date central office and other equipment that enables us to provide telephone service as an incumbent local exchange carrier ("ILEC") in 37 states.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report, we have agreed to sell portions of our above-described network during 2022.

As noted elsewhere in this report, we view our network as one of our most critical assets. We have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems and (ii) expand our network to address demand for enhanced or new products. A key element of our network expansion plan is our Quantum Fiber buildout project. Under this project, we propose over the next several years to construct additional fiber optic infrastructure to enable us to provide Quantum Fiber broadband services to several million additional urban and suburban locations in our ILEC markets.

Although we own most of our network, we lease a substantial portion of our core fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Like other large communications companies, we are a constant target of cyber-attacks of various degrees, and, from time to time in the ordinary course of our business, we experience disruption in our services. We develop and maintain systems and programs designed to protect against cyber-attacks and network outages. The development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to bypass security measures become more sophisticated and evolve rapidly.

For additional information regarding our systems, network assets, network risks, capital expenditure requirements and reliance upon third parties, see “Risk Factors” in Item 1A of Part I of this report.

Competition

We compete in a dynamic and highly competitive market in which demand for high-speed, secure data services continues to grow. We expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large international communications providers, we are facing competition from a growing number of sources, including systems integrators, cloud service providers, software networking companies, infrastructure companies, cable companies, device providers, resellers and smaller niche providers.

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

For our traditional voice services, providers of wireless voice, social networking and electronic messaging services are significant competitors as many customers are increasingly relying on these providers to communicate, resulting in the long-term systemic decline we have seen in our legacy, traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to place downward pressures on the use of our voice network.

Additionally, the Telecommunications Act of 1996 obligates ILECs, including those operated by us, to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, including obligations to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to specific portions of the ILEC’s network and (iii) permit competitors to physically or virtually collocate their plant on the ILEC’s property. As a result of the above-described regulatory and technological developments, we also face competition from competitive local exchange carriers ("CLECs"), particularly in densely populated areas. CLECs provide competing services through (i) reselling an ILEC’s local services, (ii) using an ILEC’s unbundled network elements, (iii) operating their own facilities or (iv) a combination thereof.

Competition to provide broadband and other data services remains high. Market demand for our broadband services could be adversely affected by advanced wireless data transmission technologies and other systems delivering generally faster average broadband transmission speeds than our legacy copper-based infrastructure. Our network expansion and innovation strategy is focused largely on addressing these competitive pressures. As both residential and business customers increasingly demand high-speed connections for entertainment, communications and productivity, we expect the demands on our network will continue to increase over the next several years. To meet these demands and remain competitive, we are continuing to invest in network capacity, security, reliability, flexibility and design innovations, such as through our Quantum Fiber buildout, to deliver competitive high-speed services.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available network services, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service.

Additional information about competitive pressures is located under the heading “Risk Factors—Business Risks” in Item 1A of Part I of this report.

Sales and Marketing

Market Overview

Anticipating market trends drives our investment in developing new product and service offerings. We expect edge computing services demand to significantly increase over the next several years in several industries, including finance, healthcare, retail and manufacturing. We also expect secure network services will increase in importance to consumers. We believe we have a comprehensive set of global fiber assets that positions us to deliver a highly-competitive suite of cloud connectivity, low latency edge computing, and integrated network services.

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions.

Sales Channels

Our enterprise sales and marketing approach focuses on solving complex customer problems with advanced technology and network solutions - striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

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

Segments and Products & Services

We completed an internal reorganization in January 2021 to adjust our reporting segments and customer-facing sales channels to better align with operational changes designed to better support our customers. We believe the changes provide greater transparency into how we are performing against our strategy, including focusing on growth opportunities and managing declining legacy services.

Segments

We report our financial performance using two segments, as described below:

•Business Segment: Under our Business segment, we provide our products and services under four sales channels to meet the needs of our enterprise and commercial customers; and

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers.

The following table shows the composition of our operating revenue by segment for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			Percent Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Percentage of revenue:
Business	72%	72%	71%	—%	1%
Mass Markets	28%	28%	29%	—%	(1)%
Total operating revenue	100%	100%	100%

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

Products & Services

Since the first quarter of 2021, we have categorized our products and services revenue among the following product categories for the Business segment:

•Compute and Application Services

◦Edge Cloud Services. We provide both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud products leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

◦IT Solutions. We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development;

◦Unified Communications and Collaboration ("UC&C"). We provide access to various unified communications platforms. This offering includes both individual, license-based UC&C models and more robust options that transform a customer’s inbound and outbound calling platform;

◦Colocation and Data Center Services. We provide different options for organizations’ data center needs. Our data center services range from dedicated hosting and cloud services to more complex managed solutions, including disaster recovery, business continuity, applications management support and security services to manage mission critical applications;

◦Content Delivery. Our content delivery services provide our customers with the ability to meet their streaming video and far-reaching digital content distribution needs through our Content Delivery Network ("CDN") services and our Vyvx Broadcast Solutions; and

◦Managed Security Services. We provide enterprise security solutions that help our customers secure networks, mitigate malicious attacks and identify potential security threats. These services include DDoS mitigation, remote and premise-based firewalls, professional consulting and management services, and threat intelligence services.

•IP and Data Services

◦Ethernet. We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers;

◦Internet Protocol ("IP"). Our IP services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries. Our fiber network spans approximately 500,000 route miles globally with extensive off-net access solutions across North America, Europe, Latin America and Asia Pacific;

◦VPN Data Networks. Built on our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network; and

◦Voice Over Internet Protocol (“VoIP”). We deliver a broad range of local and enterprise voice and data services built on VoIP technology, including VoIP enhanced local service, national and multinational SIP trunking, hosted VoIP service, Primary Rate Interface ("PRI") service support, long distance service and toll-free service.

•Fiber Infrastructure Services

◦Dark Fiber. We possess an extensive array of unlit optical fiber known as “dark fiber,” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. Many large enterprises are interested in building their networks with this high-bandwidth, highly secure optical technology. We provide professional services to engineer these networks, and in some cases, manage them for customers; and

◦Optical Services. We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

•Voice and Other

◦Voice Services. We offer our customers a complete portfolio of traditional Time Division Multiplexing ("TDM") voice services including PRI service, local inbound service, switched one-plus, toll free, long distance and international services;

◦Private Line. We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions; and

◦Other Legacy Services. We continue to provide certain services based on older platforms to support our customers as they transition to newer technology. These services include Synchronous Optical Network ("SONET") based ethernet, legacy data hosting services, and conferencing services.

At December 31, 2021, we reported our products and services revenue among the following categories for the Mass Markets segment:

•Consumer Broadband. Includes high speed fiber-based and lower speed DSL-based broadband services to residential customers;

•Small Business Group ("SBG"). Includes high speed fiber-based and lower speed DSL-based broadband services to small businesses;

•Voice and Other. Includes primarily local and long-distance services, professional services and other ancillary services; and

•Connect America Fund ("CAF") II. Consists of CAF Phase II payments through the end of 2021 to support voice and broadband in Federal Communications Commission ("FCC") designated high-cost areas.

Research, Development & Intellectual Property

As of December 31, 2021, we had approximately 2,800 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors—Business Risks” in Item 1A of Part I of this report, and Note 18—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report.

Regulation of Our Business

Our domestic operations are regulated by the FCC, by various state regulatory commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union, or EU), national agencies and frequently state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services. For information on the risks associated with the regulations discussed below, see “Risk Factors—Legal and Regulatory Risks” in Item 1A of Part I of this report.

Changes in the composition and leadership of the FCC, state regulatory commissions and other agencies that regulate our business could have significant impacts on our revenue, expenses, competitive position and prospects. Changes in the composition and leadership of these agencies are often difficult to predict, which makes future planning more difficult. The following description discusses some of the major regulations affecting our operations, but others could have a substantial impact on us as well. For additional information, see “Risk Factors” in Item 1A of Part I of this report.

Federal Regulation of Domestic Operations

General

The FCC regulates the interstate services we provide, including the business data service charges we bill for wholesale network transmission and intercarrier compensation, including the interstate access charges that we bill other communications companies in connection with the origination and termination of interstate phone calls. Additionally, the FCC regulates several aspects of our business related to international communications services, privacy, public safety and network infrastructure, including (i) our access to and use of local telephone numbers, (ii) our provision of emergency 911 services and (iii) our use or removal (potentially on a reimbursable basis) of equipment produced by certain vendors deemed to cause potential national security risks. We could incur substantial penalties if we fail to comply with the FCC’s applicable regulations.

Many of the FCC’s regulations adopted in recent years remain subject to judicial review and additional rulemakings, thus increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Universal Service

In 2015, we accepted CAF funding from the FCC of approximately $500 million per year for six years to fund the deployment of voice and broadband capable infrastructure for approximately 1.2 million rural households and businesses in 33 of the 37 states in which we then operated as an ILEC under the CAF Phase II high-cost support program. As a result of accepting CAF Phase II support payments for 33 states, as well as existing merger-related commitments, we were obligated to make substantial capital expenditures to build infrastructure by certain specified milestone deadlines. In accordance with the FCC’s January 2020 order, we elected to receive an additional year of CAF Phase II funding in the end of 2021.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million, annually. We expect our support payments under the RDOF Phase I program will begin soon after our anticipated receipt of the FCC's approval of our pending application. Assuming we timely complete our pending divestiture of the ILEC business on the terms described herein, we expect a portion of these payments will accrue to the purchaser of that business. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report for additional information.

For additional information about the potential financial impact of the CAF Phase II program, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying broadband internet access services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network and otherwise negatively impact our current operations.

State Regulation of Domestic Operations

Historically ILECs, including ours, have been regulated as “common carriers,” and state regulatory commissions have generally exercised jurisdiction over intrastate voice telecommunications services and their associated facilities. In recent years, most states have reduced their regulation of ILECs. State regulatory commissions generally continue to (i) set the rates that telecommunications companies charge each other for exchanging traffic, (ii) administer support programs designed to subsidize the provision of services to high-cost rural areas, (iii) regulate the purchase and sale of ILECs, (iv) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (v) limit ILECs’ ability to borrow and pledge their assets, (vi) regulate transactions between ILECs and their affiliates and (vii) impose various other service standards. In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, our Voice-Over-Internet Protocol services are regulated more lightly than legacy telephone services.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a global company, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business. We have adopted data handling policies and practices to comply with global data privacy requirements, including GDPR and similar regulations.

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

The United Kingdom (“UK”) recently terminated its membership in the EU (“Brexit”) and has entered into related separation agreements with the EU regarding data sharing, financial services and other matters. Several factors which are currently unknown will influence Brexit’s ultimate impact on our business. We operate a staging facility in the UK, where certain core network elements and customer premises equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. However, we have also established a third party sparing facility in Amsterdam which we believe will help mitigate potential disruptions resulting from any impediments to the free movement of goods between the EU and the UK. Given the small percentage of our global personnel that are UK or EU nationals, we do not anticipate any adverse impact from Brexit on our workforce. We are currently monitoring Brexit developments, reviewing our supply chain alternatives, and assessing the short and long-term implications of Brexit on our operations. Nonetheless, based on current information, we do not anticipate Brexit will have a substantial impact on our business.

Our overseas operations are subject to various U.S. export and sanctions laws and regulations. Our deconsolidated Venezuelan affiliate conducts operations in Venezuela, which is currently subject to certain U.S. sanctions.

Other Regulations

Our networks and properties are subject to numerous federal, state and local laws and regulations, including laws and regulations governing the use, storage and disposal of hazardous materials, the release of pollutants into the environment and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 18—Commitments, Contingencies and Other Items. Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction operations or that require us to obtain permits, licenses or franchises to operate. Such regulations are enacted by municipalities, counties, state, federal or other regional governmental bodies, and can vary widely from jurisdiction to jurisdiction as a result. Such regulations may also require us to pay substantial fees.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the Atlantic and Gulf of Mexico coastlines.

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

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2021, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange’s corporate governance listing standards.

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

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the technology or communications industries are based on estimates made by us using data from industry sources and making assumptions based on our industry knowledge and experience. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

Our principal executive offices and telephone number are listed on the cover page of this report.

ITEM 1A. RISK FACTORS

The following discussion identifies material factors that could (i) materially and adversely affect our business, financial condition, results of operations or prospects or (ii) cause our actual results to differ materially from our anticipated results, projections or other expectations. The following information should be read in conjunction with the other portions of this annual report, including “Special Note Regarding Forward-Looking Statements”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. All references to "Notes" in this Item 1A of Part I refer to the Notes to Consolidated Financial Statements included in Item 8 of Part II of this report. Please note the following discussion is not intended to comprehensively list all risks or uncertainties faced by us. Our operations or actual results could also be similarly impacted by additional risks and uncertainties that are not currently known to us, that we currently deem to be immaterial, that arise in the future or that are not specific to us. In addition, certain of the risks described below apply only to a part or segment of our business.

Business Risks

We may not be able to create the global digital experience expected by customers.

Our customers expect us to create and maintain a global digital experience, including: (i) automation and simplification of our offerings, (ii) customer self-service options and (iii) digital access to our products, services and customer support. To do so, we must complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, upgrade and evolve our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages or (vi) ability to deliver value to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business and mass market offerings faces increasingly intense competition, with increased pressure to be digitally integrated and quick to market, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater marketing, engineering, research, development, technical, provisioning, customer relations, financial or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, (viii) might be perceived as having an ESG profile more attractive to customers or employees, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. Competitive pressures have lowered market prices for many of our products and services in recent years and continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing profit margins. For example, as service providers continue to invest in 5G networks and services, their 5G services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing products and services attractive to our customers, to maintain and expand our network to enable it to support customer demands for greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could lose customers or fail to attract new ones.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry. We operate with a limited pool of employees and there is competition for highly qualified personnel in certain growth markets. Our competitors periodically target our employees with highly sought-after skills and will likely continue to do so in the future. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. As a result, we may be unable to cost-effectively hire and retain employees with market-leading skills. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

The COVID-19 pandemic caused us to modify our workforce practices, including having the vast majority of our employees work from home. We intend to reopen our offices in 2022 under a “hybrid” working environment, meaning that some of our employees will have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to safely reopen our offices and operate under a hybrid working environment are not successful, our business could be adversely impacted. Additionally, any state or federal vaccine mandate that is upheld by the courts could make it more difficult to retain or attract employees who oppose vaccination mandates and are ineligible for an exemption.

The pandemic and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

We could be harmed if our reputation is damaged.

We believe the Lumen brand name and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions.

Our brand and reputation could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. Positions we take or do not take on ESG issues could negatively impact our ability to attract or retain customers and employees. Similarly, any failure to achieve our ESG commitments could harm our reputation and adversely affect us.

There is a risk that negative or inaccurate information about Lumen, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair. Damage to our reputation could also reduce the value and effectiveness of the Lumen brand name and could reduce investor confidence in us, having a material adverse impact on the value of our securities.

We could be harmed by cyber-attacks.

Our vulnerability to cyber-attacks is heightened by several features of our operations, including (i) our material reliance on our networks to conduct our operations, (ii) our transmission of large amounts of data over our systems and (iii) our processing and storage of sensitive customer data.

Cyber-attacks on our systems may stem from a variety of sources, including fraud, malice or sabotage on the part of foreign nations, third parties, vendors, or employees and attempts by outside parties to gain access to sensitive data that is stored in or transmitted across our network. Cyber-attacks can take many forms, including computer hackings, computer viruses, ransomware, worms or other destructive or disruptive software, denial of service attacks, or other malicious activities. Cyber-attacks can put at risk personally identifiable customer data or protected health information, thereby implicating stringent domestic and foreign data protection laws. These threats may also arise from failure or breaches of systems owned, operated or controlled by other unaffiliated operators to the extent we rely on them to operate our business. Various other factors could intensify these risks, including, (i) our maintenance of information in digital form stored on servers connected to the Internet, (ii) our use of open and software-defined networks, (iii) the complexity of our multi-continent network composed of legacy and acquired properties, (iv) growth in the size and sophistication of our customers and their service requirements, (v) increased use of our network due to greater demand for data services and (vi) our increased incidence of employees working from remote locations.

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks. Despite our efforts to prevent these events, some of these attacks have resulted in security breaches, although thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers; (v) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vi) damage our reputation or result in a loss of business, (vii) result in the loss of industry certifications or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

We are also vulnerable to outages in our network, hosting, cloud or IT platforms, as well as failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These outages or other failures could result in several of the same adverse effects listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. This vulnerability may be increased by several factors, including aging network elements, human error, changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. From time to time in the ordinary course of our business we experience disruptions in our service. We could experience more significant disruptions in the future. Delayed sales, lower margins, fines or lost customers resulting from such disruptions could have a negative impact on our business, reputation, results of operations, financial condition, cash flows and stock price.

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

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, certain of our operations carry a significant amount of voice or data traffic for other communications providers. Their reliance on our services exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned or leased by them, thereby reducing our revenue.

Reliance on key suppliers and vendors. We depend on a limited number of suppliers and vendors to provide us, directly or through other suppliers, with equipment and services relating to our network infrastructure, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment, and related components. We also rely on software and service vendors or other parties to assist us with operating, maintaining and administering our business, including billing, security, provisioning and general operations. If any of these vendors experience business interruptions, security breaches, litigation or other issues that interfere with their ability to deliver their products or services on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.

The COVID-19 pandemic and other factors have led to a shortage of semiconductors and certain other supplies that we use in our business. Thus far, the negative impact of these shortages on our financial results has not been significant. If these shortages intensify, however, it could materially impact our financial results in a variety of ways, including by increasing our expenses, delaying our network expansion plans or interfering with our ability to deliver products and services.

Reliance on key licensors. We rely on key technologies licensed from third parties to deliver certain of our products and services. Our agreements with these licensors may expire or be terminated, and some of the licenses may not be available to us in the future on terms acceptable to us or at all. Moreover, if we incorporate licensed technology into our network, we may have limited flexibility to deploy different technologies from alternative licensors.

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

Climate change could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

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

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors. Also, concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change, which could result in significant increased costs and require additional investments in facilities and equipment, thereby negatively affecting our business and operations. In addition, any failure to achieve our goals or regulatory mandates with respect to reducing our impact on the environment could result in the adverse impacts noted above.

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

In the past, we have disposed of assets or asset groups for a variety of reasons, and currently expect to consummate later this year two pending divestitures discussed elsewhere in this section "Item 1A. Risk Factors." In addition, we may dispose of other assets or asset groups from time to time in the future. If we proceed with any such other divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our payment of dividends, capital expenditures, pension contributions, debt maturities or other commitments.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. Variants of the COVID-19 virus pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes for an indefinite period of time. Future events regarding the pandemic, which are unpredictable and beyond our control, will likely continue impacting our operations and results by its effects on demand for our products and services and network usage, on our customers’ ability to continue to pay us in a timely manner, on other third parties we rely on, on our workforce, on our performance under our contracts, and on our supply chains or distribution channels for our products and services. In addition, many of our employees continue to face challenges due to pandemic-related financial, family and health burdens that may negatively impact their ability or willingness to remain employed or fully engaged. If the pandemic intensifies or economic conditions deteriorate, the pandemic’s adverse impact on us could become pronounced in the future and could have a material adverse impact on our operating results and financial condition.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

We have taken certain precautions due to the uncertain and evolving situation relating to the spread of COVID-19 that could have a material adverse impact on us.

The precautionary measures described in this annual report we have taken to safeguard our employees and customers could make it more difficult to (i) timely and efficiently furnish products and services to our customers, (ii) devote sufficient resources to our ongoing network and product simplification projects, (iii) efficiently monitor and maintain our network, (iv) maintain effective internal controls, (v) mitigate information technology or cybersecurity related risks, (vi) maintain a consistent culture and (vii) otherwise operate and administer our affairs. As such, these measures ultimately could have a material adverse impact on our operating results and financial condition.

We face other business risks.

We face other business risks, including among others:

•the difficulties of managing and administering an organization that offers a complex set of products to a diverse range of customers across several continents; and

•the adverse effects of terrorism, rioting, vandalism or social unrest.

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

Various governmental agencies, including state attorneys general with jurisdiction over our operations, have routinely in the past investigated our business practices either in response to customer complaints or on their own initiative, and are expected to continue to do the same in the future. Certain of these investigations have resulted in substantial fines in the past. On occasion, we have resolved such matters by entering into consent decrees, which are court orders that frequently bind us to specific conduct going forward. If breached by us, these consent decrees expose us not only to contractual remedies, but also to judicial enforcement via contempt of court proceedings, any of which could have material adverse consequences. Additionally, future investigations can potentially result in enforcement actions, litigation, fines, settlements or reputational harm, or could cause us to change our sales practices or operations.

Our participation in the FCC's CAF Phase II and RDOF programs subjects us to certain financial risks. If we are not in compliance with FCC measures by the end of the CAF Phase II and RDOF programs, we could incur substantial penalties.

We provide products or services to various federal, state and local agencies. Our failure to comply with complex governmental regulations and laws applicable to these programs, or the terms of our governmental contracts, could result in us suffering substantial negative publicity or penalties, being suspended or debarred from future governmental programs or contracts for a significant period of time and in certain instances could lead to the revocation of our FCC licenses. Moreover, certain governmental agencies frequently reserve the right to terminate their contracts for convenience or if funding is unavailable. If our governmental contracts are terminated for any reason, or if we are suspended or debarred from governmental programs or contracts, it could have a material adverse impact on our results of operations and financial condition.

Adapting and responding to changing regulatory requirements has historically materially impacted our operations. We believe evolving regulatory developments and regulatory uncertainty could continue to have a material impact on our business. In particular, our business could be materially impacted if the U.S. Congress amends or eliminates current federal law limitations on the liability of private network providers, such as us, against claims related to third party content stored or transmitted on private networks, as currently proposed by certain governmental officials, legislative leaders and consumer interest groups. We could also be materially affected if currently pending proposals to increase the regulation of internet service providers or to further strengthen data privacy laws are implemented. In addition, federal and state agencies that regulate the support program payments we receive or the fees that we charge for certain of our regulated services can, and from time to time do, reduce the amounts we receive or can charge. The variability of these laws could also hamper the ability of us and our customers to plan for the future or establish long-term strategies.

Third-party content stored or transmitted on our networks could result in liability or otherwise damage our reputation.

While we disclaim liability for third-party content in most of our service contracts, as a private network provider we potentially could be exposed to legal claims relating to third-party content stored or transmitted on our networks. Such claims could involve, among others, allegations of defamation, invasion of privacy, copyright infringement, or aiding and abetting restricted activities such as online gambling or pornography. Although we believe our liability for these types of claims is limited under current law, suits against other carriers have been successful and we cannot assure you that our defenses will prevail. Such third-party content could also result in adverse publicity and damage our reputation. Moreover, as noted above, pending proposals to change the law could materially heighten our legal exposure.

Our pending legal proceedings could have a material adverse impact on us.

There are several potentially material proceedings pending against us. Results of these legal proceedings cannot be predicted with certainty. As of any given date we could have exposure to losses under proceedings in excess of our accrued liability. For each of these reasons, any of the proceedings described in Note 18—Commitments, Contingencies and Other Items, as well as current litigation not described therein or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the trading price of our securities and our ability to access the capital markets. We can give you no assurances as to the ultimate impact of these matters on us.

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

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2021, approximately 21% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

Our international operations expose us to various regulatory, currency, tax, legal and other risks.

Our international operations are subject to U.S. and non-U.S. laws and regulations regarding operations in international jurisdictions in which we provide services. These numerous and sometimes conflicting laws and regulations include anti-corruption laws, anti-competition laws, trade restrictions, economic sanctions, tax laws, immigration laws, environmental laws, privacy laws and accounting requirements. Many of these laws are complex and change frequently. There is a risk that these laws or regulations may materially restrict our ability to deliver services in various international jurisdictions or expose us to the risk of fines, penalties or license revocations if we are determined to have violated applicable laws or regulations. Additionally, these laws or regulations may potentially impact our customers and result in foregone business or penalties to us if we fail to comply with any applicable sanctions or restrictions on our activities.

Many non-U.S. laws and regulations relating to communications services are more restrictive than U.S. laws and regulations. We are subject to the GDPR of the European Union and the United Kingdom, as well as various other laws governing privacy rights, data protection and cybersecurity laws in other regions. These laws and regulations continue to proliferate and evolve, are becoming more complex and increasingly conflict among the various countries in which we operate, which has resulted in greater compliance risk and cost for us. Moreover, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market, which could make it more difficult for us to obtain licenses and conduct our operations.

In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest, potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates, including, without limitation, the matters outlined in Note 1—Background and Summary of Significant Accounting Policies — Foreign Currency; problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure.

Our operations and financial results could be impacted by changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations, including most recently Brexit.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

As of December 31, 2021, we had approximately $12.4 billion of outstanding consolidated secured indebtedness, $17.8 billion of outstanding consolidated unsecured indebtedness (including long-term debt reclassified as liabilities held for sale, excluding finance lease obligations, unamortized premiums, net and unamortized debt issuance costs) and $2.0 billion of unused borrowing capacity under our Revolving Credit Facility.

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

•making us more vulnerable to economic or industry downturns, including interest rate increases (especially with respect to our variable rate debt);

•placing us at a competitive disadvantage compared to less leveraged companies;

•adversely impacting other parties’ perception of Lumen, including but not limited to existing or potential customers, vendors, employees or creditors;

•making it more difficult or expensive for us to obtain any necessary future financing or refinancing, including the risk that this could force us to sell assets or take other less desirable actions to raise capital; and

•increasing the risk that we may not meet the financial or non-financial covenants contained in our debt agreements or timely make all required debt payments, either of which could result in the acceleration of some or all of our outstanding indebtedness.

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

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Almost half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed by certain of its affiliates. As of the date of this annual report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. and by Embarq Corporation and one of its subsidiaries. Most of the nearly 400 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

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

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes contain several significant limitations restricting its ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers or consolidations. These restrictive covenants could have a material adverse impact on our ability to operate or reconfigure our business, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

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

Our business is capital intensive. We expect to continue to require significant capital to pursue our Quantum Fiber buildout plans and to otherwise maintain, upgrade and expand our network infrastructure, based on several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iii) our regulatory commitments. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. We cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us, except to the extent they have guaranteed such payments. Similarly, subject to limited exceptions for tax-sharing or cash management purposes, our subsidiaries have no obligation to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. As discussed in greater detail elsewhere herein, restrictions imposed by credit instruments or other agreements applicable to Level 3 and certain of our other subsidiaries limit the amount of funds our subsidiaries are permitted to transfer to us, including the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization would be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. In addition, the laws under which our subsidiaries were organized typically restrict the amount of dividends they may pay. The ability of our subsidiaries to transfer funds could be further restricted under applicable state or federal tax laws, regulatory orders or regulations. For all these reasons, you should not assume our subsidiaries will be able in the future to generate and distribute to us cash in amounts sufficient to fund our cash requirements.

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

As of December 31, 2021, we had approximately $2.9 billion of federal Net Operating Losses ("NOLs"), which are subject to limitations under Section 382 of the Internal Revenue Code and related regulations. These limitations could restrict our ability to use these NOLs in the amounts we project. In an effort to safeguard our NOLs, we have maintained an NOL rights agreement since February 2019.

At December 31, 2021, we also had substantial state NOLs and foreign NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2021, our company-sponsored benefit plans that cover our current and former U.S.-based employees had approximately 29,000 active employee participants, approximately 60,000 active and retired employees and surviving spouses eligible for post-retirement healthcare benefits, approximately 63,000 pension retirees and approximately 10,000 former employees with vested pension benefits. As of such date, our domestic pension plans and our other domestic post-retirement benefit plans were substantially underfunded from an accounting standpoint. We also maintain benefit plans for a much smaller base of our non-U.S. employees. The cost to fund the pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. If interest rates remain at historically low levels for sustained periods, our plan funding costs could substantially increase. Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans.

See Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report for additional information regarding the funded status of our pension plans and our other post-retirement benefit plans.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain (i) disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and (ii) internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective. Our management previously identified two material weaknesses that, while successfully remediated during 2019, were costly to remediate and caused us to request an extension in order to timely file our annual report on Form 10-K for the year ended December 31, 2018.

If we are required to record additional intangible asset impairments, we will be required to record a significant charge to earnings and reduce our stockholders' equity.

As of December 31, 2021, approximately 45% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets (including goodwill and other intangible assets reclassified as assets held for sale). From time to time, including most recently in the first quarter of 2019 and the fourth quarter of 2020, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us or our industry could adversely impact the liquidity or market prices of our outstanding debt or equity securities;

•a change of control of us or certain of our affiliates will accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay, or could adversely impact our ability to continue periodic dividends on our capital stock at current rates, or at all;

•ongoing attempts of the United States, various foreign countries and supranational or international organizations to reform taxes or identify new tax sources could materially impact our taxes, or that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements; and

•current inflation could negatively impact (i) our margins if the higher cost of our labor and supplies cannot be offset by us raising our prices or reducing our other expenses; (ii) our revenues if an inflationary environment causes our customers to defer or decrease their expenditures on our products or services; or (iii) our interest costs by causing them to rise should inflation continue.

Pending Divestiture Risks

The completion of our pending divestitures are subject to several conditions.

As described further in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report, we have agreed to divest our Latin American business and our incumbent local exchange (“ILEC”) business conducted within 20 Midwestern and Southern states. The completion of the divestiture of our Latin American business is subject to the receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of various other closing conditions. The completion of the divestiture of our 20-state ILEC business is subject to the receipt of approvals from the FCC, various states and certain other governmental entities, as well as the satisfaction of various other closing conditions. We cannot assure you that these divestitures will be completed in the timeframes anticipated by us or at all.

The pendency of the divestitures could adversely affect our business.

The pendency of our divestitures could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified operating covenants in the purchase agreements, (iii) diverting management’s attention from operating our business in the ordinary course, and (iv) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.

We may be unable to successfully segregate the divested businesses from our retained business and realize the anticipated benefits of the divestitures.

Under each pending divestiture, we have agreed to (i) complete certain restructuring transactions to segregate the divested business from our retained business, (ii) provide certain post-closing transition and commercial services to the purchasers, and (iii) receive certain post-closing services from the purchasers designed to ensure the continuity of services to our retained customers.

We anticipate that it will be challenging and time-consuming to segregate the various businesses and provide transition services to the purchasers. Even if we successfully complete both divestitures, we may incur or experience (i) greater tax or other costs or realize fewer benefits than anticipated under the purchase agreements and our post-closing commercial agreements with the purchasers, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the respective purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with each respective purchaser, (iv) potential disputes with creditors concerning the pending transactions or use of the proceeds therefrom, (v) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (vi) lower productivity to the extent segregation of the divested businesses distracts or diverts personnel from operating our retained business, (vii) losses or increased inefficiencies from stranded or underutilized assets, (viii) the loss of any customers dissatisfied with our services post-closing, (ix) challenges in retaining and attracting personnel or (x) the loss of vendors or customers due to our inability to assign contracts with their consent.

The divestitures will reduce our future cash flows and sales of higher-margin ILEC services. If our remaining business fails to perform as expected, the divestitures could exacerbate certain of the other financial risks specified in this Item 1A, including our ability to fund all of our current cash requirements.

General Risk Factors

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services for a variety of reasons. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could negatively impact their ability to make timely payments to us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of fiber-optic and metallic cables, high-speed transport equipment, electronics, switches, routers, cable landing stations, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2021(5)	2020
Land	2%	1%
Fiber, conduit and other outside plant(1)	38%	46%
Central office and other network electronics(2)	38%	36%
Support assets(3)	18%	14%
Construction in progress(4)	4%	3%
Gross property, plant and equipment	100%	100%
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cables, conduit, poles and other supporting structures. Fiber, conduit and other outside plant decreased as of December 31, 2021 compared to December 31, 2020 due to the retirement of a portion of our copper-based infrastructure being replaced with our Quantum Fiber infrastructure.
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
(5)These values exclude assets reclassified as held for sale.

We own a substantial portion of our telecommunications equipment required for our business. However, we lease from third parties certain facilities, plant and equipment under various finance and operating lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets. We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease, typically within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements. With the acquisition of Level 3 on November 1, 2017, we acquired, among other things, title or leasehold rights to various cable landing stations and data centers throughout the world related to undersea and terrestrial cable systems.

Our net property, plant and equipment was approximately $20.9 billion and $26.3 billion at December 31, 2021 and 2020, respectively. Substantial portions of our property, plant and equipment is pledged to secure the long-term debt of our subsidiaries or the guarantee obligations of our subsidiary guarantors. For additional information, see Note 9—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the subheadings "Pending Matters" and "Other Proceedings and Disputes" in Note 18—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange ("NYSE") and the Berlin Stock Exchange and is traded under the symbol LUMN and CYTH, respectively.

At February 22, 2022, there were approximately 85,000 stockholders of record, although there were significantly more beneficial holders of our common stock.

As described in greater detail in "Risk Factors" in Item 1A of Part I of this report, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

Effective August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. During the three months ended December 31, 2021, we repurchased 7.1 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $91 million, or an average purchase price of $12.76 per share. These repurchases exhausted our $1.0 billion repurchase plan authorized on August 3, 2021. All repurchased common stock has been retired. For additional information, see Note 20—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 8 of Part II of this report.

The following table contains information about shares of our previously-issued common stock that were repurchased under our above-described Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 2021	7,108,845	$12.76	7,108,845	$—

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2021 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2021	39,868	$12.71
November 2021	25,586	13.02
December 2021	16,204	12.31
Total	81,658

Equity Compensation Plan Information

See Item 12 of this report.

ITEM 6. [Reserved]

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

Overview

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our rapidly evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their IT programs to address dynamic changes. With approximately 190,000 on-net buildings and 500,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States.

Planned Divestiture of the Latin American and ILEC Businesses

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, agreed to divest their Latin American business in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). On August 3, 2021, Lumen and certain of its subsidiaries agreed to divest a substantial portion of their incumbent local exchange business in exchange for $7.5 billion, subject to offsets for (i) assumed indebtedness (expected to be approximately $1.4 billion) and (ii) our transaction expenses, certain of purchaser’s transaction expenses, income taxes and certain working capital and other customary purchase price adjustments (currently estimated to aggregate to approximately $1.7 billion). The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transactions or any of our other assumptions prove to be incorrect. For more information, see (i) Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report and (ii) the risk factors included in Item 1A of Part I of this report.

Impact of COVID-19 Pandemic

In response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances. To date, these steps have included:

•taking the Federal Communications Commission's ("FCC") "Keep Americans Connected Pledge," under which we waived certain late fees and suspended the application of data caps and service terminations for non-payment by certain mass markets customers through the end of the second quarter of 2020;

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. In particular, beginning in the second half of 2020 and continuing into early 2022, we have rationalized our leased footprint and ceased using 39 leased property locations that were underutilized due to the COVID-19 pandemic. The Company determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that the Company had neither the intent nor ability to sublease the properties. As a result, we incurred accelerated lease costs of approximately $35 million and $41 million for the years ended December 31, 2021 and 2020, respectively. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs during 2022. Additionally, as discussed further elsewhere herein, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in allowances for credit losses through the end of 2020, (iii) increases in overtime expenses, (iv) operational challenges resulting from shortages of semiconductors and certain other supplies that we use in our business, and (v) delays in our cost transformation initiatives. We have also experienced delayed decision-making by certain of our customers. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We intend to reopen our offices in 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

For additional information on the impacts of the pandemic, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview of Sources and Uses of Cash" and (ii) Item 1A of this report.

Reporting Segments

As previously announced, we completed an internal reorganization of our reporting segments in January 2021. Our reporting segments are currently organized as follows, by customer focus:

•Business Segment: Under our Business segment, we provide our products and services under four sales channels:

◦International and Global Accounts ("IGAM"): Our IGAM sales channel includes multinational and enterprise customers. We provide our products and services to approximately 350 of our highest potential enterprise customers and to enterprise customers and carriers in three operating regions: Europe Middle East and Africa, Latin America and Asia Pacific.

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

•Mass Markets Segment. Under our Mass Markets segment, we provide products and services to consumer and small business customers. At December 31, 2021, we served 4.5 million broadband subscribers under our Mass Markets segment.

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

•Fiber Infrastructure Services, which include dark fiber, optical services and equipment; and

•Voice and Other, which include Time Division Multiplexing ("TDM") voice, private line, and other legacy services.

Under our Mass Markets segment, we provide the following products and services:

•Consumer Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to residential customers;

•SBG Broadband, which includes high speed fiber-based and lower speed DSL-based broadband services to small businesses;

•Voice and Other, which includes local and long-distance services, state support and other ancillary services; and

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

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

The amount of support payments we receive from governmental agencies will decrease substantially after December 31, 2021. This and other developments and trends impacting our operations are discussed elsewhere in this Item 7.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail.

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our four above-described revenue sales channels within the Business segment:

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2021	2020		2020	2019
	(Dollars in millions)			(Dollars in millions)
Business Segment:
International & Global Accounts	$4,053	4,118	(2)%	4,118	4,172	(1)%
Large Enterprise	3,722	3,915	(5)%	3,915	3,836	2%
Mid-Market Enterprise	2,729	2,969	(8)%	2,969	3,152	(6)%
Wholesale	3,615	3,815	(5)%	3,815	4,079	(6)%
Business Segment Revenue	14,119	14,817	(5)%	14,817	15,239	(3)%
Mass Markets Segment Revenue	5,568	5,895	(6)%	5,895	6,219	(5)%
Total operating revenue	$19,687	20,712	(5)%	20,712	21,458	(3)%

Our consolidated revenue decreased by $1.025 billion for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to revenue declines in all of our above-listed revenue categories. See our segment results below for additional information.

Our consolidated revenue decreased by $746 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to revenue declines in most of our above-listed revenue categories. See our segment results below for additional information.

Operating Expenses

The following table summarizes our operating expenses for the year ended December 31, 2021 and 2020. For information regarding expenses for the year ended December 31, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2020:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$8,488	8,934	(5)%
Selling, general and administrative	2,895	3,464	(16)%
Depreciation and amortization	4,019	4,710	(15)%
Goodwill impairment	—	2,642	nm
Total operating expenses	$15,402	19,750	(22)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $446 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This decrease was primarily due to reductions in salaries and wages and other employee-related expense from lower headcount and lower facility and real estate costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $569 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in selling, general and administrative expenses was primarily due to reductions in salaries and wages and other employee-related expense from lower headcount, lower bad debt expense, gain on sale of land and lower marketing and advertising costs.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Depreciation	$2,671	2,963	(10)%
Amortization	1,348	1,747	(23)%
Total depreciation and amortization	$4,019	4,710	(15)%

Depreciation expense decreased by $292 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements. We estimate we would have recorded an additional $247 million of depreciation expense during the year ended December 31, 2021 if we had not agreed to sell these businesses. In addition, depreciation expense decreased due to the impact of annual rate depreciable life changes of $151 million, which was partially offset by higher depreciation expense of $93 million associated with net growth in depreciable assets.

Amortization expense decreased by $399 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to a decrease of $394 million as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021, decreases of $29 million associated with net reductions in amortizable assets and a decrease of $13 million due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements. These decreases were partially offset by $21 million of accelerated amortization for decommissioned applications and $22 million of additional amortization expense recognized as a result of reclassification of certain right-of-way assets, as discussed in Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

In January 2021, we began reporting under two segments: Business and Mass Markets. See Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report for more information on these segments and the underlying sales channels. Since effecting this reorganization, we have used five reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America ("NA") Business (iii) Europe, Middle East and Africa region ("EMEA"), (iv) Asia Pacific region ("APAC") and (v) Latin America region ("LATAM"). Our January 2021 reorganization was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at January 31, 2021. Therefore, we did not have any impairment as of our assessment date.

The reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American and ILEC Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to determine whether there was an impairment prior to the reclassification of these assets to held for sale and to determine the July 31, 2021 fair values to be utilized for goodwill allocation regarding the Latin American and ILEC businesses to be reclassified as assets held for sale. We concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at July 31, 2021.

We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to determine whether the fair value of our reporting units that will remain following the divestitures exceeded the carrying value of the equity of such reporting units after reclassification of assets held for sale. At July 31, 2021, we estimated the fair value of our remaining reporting units by considering both a market approach and a discounted cash flow method. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our remaining reporting units exceeded the carrying value of equity of our remaining reporting units at July 31, 2021. Therefore, we concluded we did not have any impairment as of our assessment date.

When we performed our annual impairment test in the fourth quarter of 2021, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2021. When we performed our impairment tests during the fourth quarter of 2020, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of the date of our impairment test during the fourth quarter of 2020. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $2.6 billion in the fourth quarter of 2020. Additionally, when we performed impairment tests in January 2019 and March 31, 2019 due to our January 2019 internal reorganization and the decline in our stock price, we concluded that the estimated fair value of our reporting units was less than our carrying value of equity as of the date of each of our impairment tests during the first quarter of 2019. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charges aggregating to $6.5 billion in the quarter ended March 31, 2019.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Interest expense	$(1,522)	(1,668)	(9)%
Other expense, net	(62)	(76)	(18)%
Total other expense, net	$(1,584)	(1,744)	(9)%
Income tax expense	$668	450	48%

Interest Expense

Interest expense decreased by $146 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to the decrease in average long-term debt from $33.3 billion to $30.4 billion and the decrease in the average interest rate of 5.23% to 4.82%.

Other Expense, Net

Other expense, net reflects certain items not directly related to our core operations, including (i) gains and losses on extinguishments of debt, (ii) components of net periodic pension and post-retirement benefit costs, (iii) foreign currency gains and losses, (iv) our share of income from partnerships we do not control, (v) interest income, (vi) gains and losses from non-operating asset dispositions and (vii) other non-core items.

	Years Ended December 31,		% Change
	2021	2020
	(Dollars in millions)
Gain (loss) on extinguishment of debt	$8	(105)	nm
Pension and post-retirement net periodic expense	(295)	(31)	nm
Foreign currency (loss) gain	(28)	30	nm
Gain on investment in limited partnership	138	—	nm
Other	115	30	nm
Total other expense, net	$(62)	(76)	(18)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The increase of $264 million in pension and post-retirement net periodic expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily driven by settlement charges associated with the acceleration of the recognition of a portion of previously unrecognized actuarial losses in the qualified pension plan. Other expense, net for the year ended December 31, 2021 also included a gain on investment in a limited partnership as a result of the underlying investments held by the limited partnership which began trading in active markets, resulting in an increase to our net asset value of our investment. Other expense, net for the year ended December 31, 2021 also included a distribution from a previously dissolved captive insurance company and other non-core items. See Note 14—Fair Value of Financial Instruments for more information regarding the gain recognized on the investment in a limited partnership.

Income Tax Expense

For the years ended December 31, 2021 and 2020, our effective income tax rate was 24.7% and (57.5)%, respectively. The effective tax rate for the year ended December 31, 2020 includes the $555 million unfavorable impact of a non-deductible goodwill impairment. See Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Operating revenue
Business	$14,119	14,817	15,239
Mass Markets	5,568	5,895	6,219
Total operating revenue	$19,687	20,712	21,458

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Adjusted EBITDA
Business	$9,446	9,899	10,277
Mass Markets	4,886	5,118	5,375
Total segment EBITDA	14,332	15,017	15,652
Operations and Other EBITDA	(5,908)	(6,528)	(6,881)
Total adjusted EBITDA	$8,424	8,489	8,771

For additional information on our reportable segments and product and services categories, see Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.

Business Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2021	2020		2020	2019
	(Dollars in millions)			(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$1,741	1,755	(1)%	1,755	1,735	1%
IP and Data Services	6,212	6,413	(3)%	6,413	6,566	(2)%
Fiber Infrastructure Services	2,248	2,248	—%	2,248	2,157	4%
Voice and Other	3,918	4,401	(11)%	4,401	4,781	(8)%
Total Business Segment Revenue	14,119	14,817	(5)%	14,817	15,239	(3)%
Expenses:
Total expense	4,673	4,918	(5)%	4,918	4,962	(1)%
Total adjusted EBITDA	$9,446	9,899	(5)%	9,899	10,277	(4)%

Year ended December 31, 2021 compared to the same periods ended December 31, 2020 and December 31, 2019

Business segment revenue decreased $698 million for the year ended December 31, 2021 compared to December 31, 2020 and decreased $422 million for the year ended December 31, 2020 compared to December 31, 2019. These changes are primarily due to the following factors:

•Compute and Application Services decreased for the year ended December 31, 2021 compared to December 31, 2020 due to a large customer disconnect for IT Solutions and lower rates for content delivery network services within our IGAM sales channel. Additionally, for the year ended December 31, 2021 compared to December 31, 2020, decreases were driven by declines in Cloud Services within our Large Enterprise and IGAM sales channels. These decreases were partially offset by growth in Managed Security and IT Solutions services to Federal Public Sector customers and an increase in colocation and data center services in our IGAM sales channel.

•Compute and Application Services increased for the year ended December 31, 2020 compared to December 31, 2019 due to growth in Managed Security and IT Solutions services within our Large Enterprise sales channel and growth in UC&C in our IGAM sales channel. These increases were partially offset by declines in IT Solutions services within our IGAM sales channel and declines in Cloud Services within our Large Enterprise sales channel.

•IP and Data Services decreased during both periods due to declines in traditional VPN networks and continued declines in Ethernet sales across all our sales channels, partially offset by an increase in IP services across all our sales channels.

•Fiber Infrastructure Services remained flat for the year ended December 31, 2021 compared to December 31, 2020 and increased for the year ended December 31, 2020 compared to December 31, 2019. Both periods experienced growth in dark fiber and wavelengths sales driven by demand primarily from our IGAM sales channel, which was offset by lower equipment sales in our Large Enterprise sales channel.

•Voice and Other decreased during both periods due to continued decline of legacy voice, private line and other services to customers across all of our sales channels. Additionally, voice services revenue decreased for the year ended December 31, 2021 compared to December 31, 2020, which had benefited from higher COVID-related demand.

The decrease in Business segment revenue for the year ended December 31, 2021 was slightly offset by $16 million of favorable foreign currency as compared to December 31, 2020. The decrease in Business segment revenue for the year ended December 31, 2020 was also driven by $42 million of unfavorable foreign currency for the year ended December 31, 2020 as compared to December 31, 2019.

Business segment expense decreased by $245 million for the year ended December 31, 2021 compared to December 31, 2020 primarily due to lower cost of sales and lower employee-related costs from lower headcount. Business segment expenses decreased by $44 million for the year ended December 31, 2020 compared to December 31, 2019, primarily due to lower employee-related costs from lower headcount.

Business segment adjusted EBITDA as a percentage of revenue was 67% for the years ended December 31, 2021, 2020 and 2019.

Mass Markets Segment

	Years Ended December 31,		% Change	Years Ended December 31,		% Change
	2021	2020		2020	2019
	(Dollars in millions)			(Dollars in millions)
Mass Markets Product Categories:
Consumer Broadband	$2,875	2,909	(1)%	2,909	2,876	1%
SBG Broadband	156	153	2%	153	163	(6)%
Voice and Other	2,047	2,341	(13)%	2,341	2,688	(13)%
CAF II	490	492	—%	492	492	—%
Total Mass Markets Segment Revenue	5,568	5,895	(6)%	5,895	6,219	(5)%
Expenses:
Total expense	682	777	(12)%	777	844	(8)%
Total adjusted EBITDA	$4,886	5,118	(5)%	5,118	5,375	(5)%

Year ended December 31, 2021 compared to the same periods ended December 31, 2020 and December 31, 2019

Mass Markets segment revenue decreased by $327 million for the year ended December 31, 2021 compared to December 31, 2020 and decreased $324 million for the year ended December 31, 2020 compared to December 31, 2019, due to the following factors:

•Consumer Broadband revenue decreased for the year ended December 31, 2021 compared to December 31, 2020 and increased for the year ended December 31, 2020 compared to year ended December 31, 2019 driven by continued pressure on legacy products, which was partially or wholly offset by gains in our fiber-based broadband business.

•Voice and Other declined during both periods primarily due to continued legacy voice customer losses and our exit of the Prism video product.

Mass Markets segment expenses decreased by $95 million for the year ended December 31, 2021 compared to December 31, 2020 and decreased $67 million for the year ended December 31, 2020 compared to December 31, 2019, primarily due to lower employee-related costs from lower headcount, lower costs of sales driven by the decrease in Prism content costs and higher bad debt expense for the year ended December 31, 2020 due to the COVID-19 induced economic slowdown. These decreases were partially offset by higher network expenses for the year ended December 31, 2021.

Mass Markets segment adjusted EBITDA as a percentage of revenue was 88%, 87% and 86% for the year ended December 31, 2021, 2020 and 2019, respectively.

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

Goodwill, Customer Relationships and Other Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are assessed at least annually for impairment. At December 31, 2021, goodwill and intangible assets totaled $23.0 billion (excluding goodwill and other intangible assets reclassified as assets held for sale), or 40%, of our total assets. The impairment analyses of these assets are considered critical because of their significance to us and our segments.

We have assigned our goodwill balance to our segments at December 31, 2021 as follows:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021	$11,235	4,751	15,986

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method, depending on the customer. Certain customer relationship intangible assets became fully amortized at the end of the first quarter 2021 using the sum-of-years-digits method, which is no longer used for any of our remaining intangible assets. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets using the sum-of-years-digits or straight-line method over an estimated life of 4 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that represents a reasonable approximation of the fair value of the operations being reorganized. For additional information on our segments, see Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.

We are required to assess goodwill at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not the fair values of any of our reporting units were less than their carrying values. In assessing goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carry value.

Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units. In January 2021, we began reporting under two segments: Business and Mass Markets. See Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report for more information on these segments and the underlying sales channels. Since effecting this reorganization, we have used five reporting units for goodwill impairment testing, which are (i) Mass Markets (ii) North America ("NA") Business, (iii) Europe, Middle East and Africa region ("EMEA"), (iv) Asia Pacific region ("APAC") and (v) Latin America region ("LATAM"). Prior to this reorganization, we used the following eight reporting units for goodwill impairment testing: consumer, small and medium business, enterprise, wholesale, North America global accounts ("NA GAM"), EMEA, LATAM and APAC.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units and are allocated to individual reporting units based on their relative revenue or earnings before interest, taxes depreciation and amortization ("EBITDA"). For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is equal or greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment equal to the difference. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours. With respect to our analysis used in the discounted cash flow method, the timing and amount of projected cash flows under these forecasts require estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These cash flows consider recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. The development of these cash flows, and the discount rate applied to the cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the future cash flows. With respect to a market approach, the fair value of a reporting unit is estimated based upon a market multiple applied to the reporting unit’s revenue and EBITDA, adjusted for an appropriate control premium based on recent market transactions. The fair value of reporting units estimated using revenue and EBITDA market multiples are equally weighted to determine the estimated fair value under the market approach. We also reconcile the estimated fair values of the reporting units to our market capitalization to conclude whether the indicated control premium is reasonable in comparison to recent transactions in the marketplace. A decline in our stock price could potentially cause an impairment of goodwill. Changes in the underlying assumptions that we use in allocating the assets and liabilities to reporting units under either the discounted cash flow or market approach method can result in materially different determinations of fair value. We believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

At October 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2021 and concluded that the indicated control premium of approximately 42% was reasonable based on recent market transactions. As of October 31, 2021, based on our assessment performed with respect to our five reporting units, the estimated fair value of our equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 277%, 8%, 57%, 100% and 125%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at October 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

Our reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. At July 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of July 31, 2021 and concluded that the indicated control premium of approximately 32% was reasonable based on recent market transactions. As of July 31, 2021, based on our assessment performed with respect to our five reporting units, the estimated fair value of our equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 150%, 24%, 58%, 100% and 134%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at July 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

At October 31, 2020, we estimated the fair value of our eight above-mentioned reporting units (prior to the January 2021 reorganization) by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2020 and concluded that the indicated control premium of approximately 33% was reasonable based on recent market transactions. Due to the decline in our stock price at October 31, 2020 and our assessment performed with respect to the reporting units described above, we concluded that our consumer, wholesale, small and medium business and EMEA reporting units were impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $2.6 billion. As of October 31, 2020, the estimated fair value of equity exceeded the carrying value of equity for our enterprise, NA GAM, LATAM, and APAC reporting units by 2%,46%, 74% and 23%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of our enterprise, NA GAM, LATAM, and APAC reporting units exceeded the carrying value of equity of those reporting units at October 31, 2020. Therefore, we concluded no impairment existed with respect to those four reporting units as of our assessment date.

At October 31, 2019, we estimated the fair value of our eight above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2019 and concluded that the indicated control premium of approximately 45% was reasonable based on recent market transactions. As of October 31, 2019, the estimated fair value of our equity exceeded the carrying value of equity for our consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC reporting units by 44%, 41%, 53%, 46%, 55%, 5%, 63% and 38%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at October 31, 2019. Therefore, we concluded no impairment existed as of our assessment date.

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

For additional information on our goodwill balances by segment, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

Pension and Post-retirement Benefits

We sponsor a noncontributory qualified defined benefit pension plan (referred to as our qualified pension plan) for a substantial portion of our current and former employees in the United States. In addition to this tax-qualified pension plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. Due to the insignificant impact of these non-qualified plans on our consolidated financial statements, we have excluded them from the following pension and post-retirement benefits disclosures for 2021, 2020 and 2019.

As of January 1, 2021, our qualified pension plan had a net actuarial loss balance of approximately $3.0 billion. A portion of this balance was subject to amortization as a component of net periodic expense over the average remaining service period for participating employees expected to receive benefits under the plan. During 2021, our lump sum pension settlement payments exceeded the settlement threshold and as a result we recognized a non-cash settlement charge of $383 million, accelerating previously unrecognized actuarial losses from our net actuarial loss balance. For our post-retirement benefit plans, the majority of the beginning net actuarial loss balance of $346 million continued to be deferred during 2021.

In 2020, approximately 59% of the qualified pension plan's January 1, 2020 net actuarial loss balance of $3.0 billion was subject to amortization as a component of net periodic expense over the average remaining service period of 9 years for participating employees expected to receive benefits under the plan. The other 41% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2020. The entire beginning net actuarial loss of $175 million for the post-retirement benefit plans was treated as indefinitely deferred during 2020.

In 2019, approximately 60% of the qualified pension plan's January 1, 2019 net actuarial loss balance of $3.0 billion was subject to amortization as a component of net periodic expense over the average remaining service period of 9 years for participating employees expected to receive benefits under the plan. The other 40% of the qualified pension plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2019. The entire beginning net actuarial gain of $7 million for the post-retirement benefit plans was treated as indefinitely deferred during 2019.

In computing our pension and post-retirement health care and life insurance benefit obligations, our most significant assumptions are the discount rate and mortality rates. In computing our periodic pension expense, our most significant assumptions are the discount rate and the expected rate of return on plan assets. In computing our post-retirement benefit expense, our most significant assumption is the discount rate. Plan assets, and thus the expected rate of return on plan assets, for our post-retirement benefit plans are not significant.

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

Published mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries ("SOA"). The SOA publishes new mortality rates (mortality tables and projection scales) on a regular basis which reflect updates to projected life expectancies in North America. Historically, we have adopted the new projection tables immediately after publication. In 2021, we adopted the revised mortality tables and projection scale released by the SOA, which increased the projected benefit obligation of our benefit plans by approximately $37 million for the year ended December 31, 2021. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining average estimated life of plan participants, which was approximately 8 years as of December 31, 2021.

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

Changes in any of the above factors could significantly impact operating expenses in our consolidated statements of operations and other comprehensive loss in our consolidated statements of comprehensive income (loss) as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets.

Loss Contingencies and Litigation Reserves

We are involved in several potentially material legal proceedings, as described in more detail in Note 18—Commitments, Contingencies and Other Items. On a quarterly basis, we assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted.

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

Income Taxes

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to (i) tax credit carryforwards, (ii) differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities and (iii) tax net operating loss carryforwards, or NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect of a change in tax rate on deferred income tax assets and liabilities is recognized in earnings in the period that includes the enactment date.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. At December 31, 2021, we established a valuation allowance of $1.6 billion primarily related to foreign and state NOLs, based on our determination that it was more likely than not that this amount of these NOLs would expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or eliminated or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.

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

At December 31, 2021, we held cash and cash equivalents of $394 million, which includes cash and cash equivalents classified as held for sale, and we also had $2.0 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $89 million of cash and cash equivalents outside the United States at December 31, 2021. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. Other than transactions related to our Latin American divestiture, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

In response to COVID-19, the U.S. Congress passed the CARES Act on March 27, 2020. Under the CARES Act, we deferred $134 million of our 2020 payroll taxes, $67 million of which were repaid in 2021, with the remainder to be repaid in installments over 2022.

Our executive officers and our Board of Directors periodically review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the pending sale of our Latin American and ILEC businesses is further described below.

Based on our current capital allocation objectives, during 2022 we project expending approximately $3.2 billion to $3.4 billion of capital expenditures and approximately $1.00 per share for cash dividends on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending December 31, 2022, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments, (ii) $31 million of finance lease and other fixed payments (which includes $2 million of finance lease obligations that have been reclassified as held for sale) and (iii) $1.4 billion of debt maturities.

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

Impact of the Planned Divestiture of the Latin American and ILEC Businesses

As discussed in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report, we entered into definitive agreements to divest our Latin American and ILEC businesses on July 25, 2021 and August 3, 2021, respectively. As further described elsewhere herein, these transactions are expected to provide us with a substantial amount of cash proceeds upon closing, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities that we use to fund our cash requirements.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as governmentally-mandated infrastructure buildout requirements).

Our capital expenditures continue to be focused on enhancing network operating efficiencies and supporting new service developments. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash" above, (ii) "Cash Flow Activities—Investing Activities" below and (iii) Item 1 of Part 1 of this report.

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
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Net Operating Loss Carryforwards

As of December 31, 2021, Lumen Technologies had approximately $2.9 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to utilize a substantial portion of our NOLs to offset taxable gains generated by the completion of our pending divestitures. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2022 will be approximately $100 million. If, as expected, we use a substantial portion of our NOLs in 2022 to offset divestiture-related gains, we anticipate that our cash income tax liabilities will increase substantially in future periods.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of this report.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a payout rate which enables us to balance our multiple objectives of managing and investing in our business deleveraging our balance sheet and returning a substantial portion of our cash to our shareholders. Assuming continued authorization by our Board during 2022 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $257 million based on the number of our currently outstanding shares (which figure (i) assumes no increases or decreases in the number of shares and (ii) includes dividend payments in connection with the anticipated vesting of currently outstanding equity awards). Dividend payments upon the vesting of equity incentive awards was $29 million during the year ended December 31, 2021. See "Risk Factors—Business Risks" in Item 1A of Part I of this report.

Stock Repurchases

Effective August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock (the "August 2021 stock repurchase program"). During the year ended December 31, 2021, we repurchased 80.9 million shares of our outstanding common stock in the open market for an aggregate market price of $1.0 billion, or an average purchase price of $12.36 per share, thereby fully exhausting the program authorized on August 3, 2021. All repurchased common stock has been retired.

Revolving Facilities and Other Debt Instruments

At December 31, 2021, we had $12.4 billion of outstanding consolidated secured indebtedness, $17.8 billion of outstanding consolidated unsecured indebtedness (including long-term debt reclassified as liabilities held for sale, but excluding finance lease obligations, unamortized premiums, net and unamortized debt issuance costs) and $2.0 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

Under our amended and restated credit agreement dated as of January 31, 2020 (the “Amended Credit Agreement”), we maintained at December 31, 2021 (i) a $2.2 billion senior secured revolving credit facility, under which we owed $200 million as of such date, and (ii) $6.3 billion of senior secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," and (ii) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report.

At December 31, 2021, we had $21 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities maintained by one of our affiliates, we had outstanding letters of credit, or other similar obligations, of approximately $67 million as of December 31, 2021, of which $5 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under our Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see (i) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report and (ii) "—Other Matters" below.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2021, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $1.2 billion and $2.8 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in Item 7 of Part II of this report and Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report.

Benefits paid by our qualified pension plan are paid through a trust that holds all of the plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our qualified pension plan during 2022. The amount of required contributions to our qualified pension plan in 2023 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions to our plans in addition to required contributions and reserve the right to do so in the future. We last made a voluntary contribution to the trust for our qualified pension plan during 2018. We currently do not expect to make a voluntary contribution to the trust for our qualified pension plan in 2022.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. As described further in Note 11—Employee Benefits, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $203 million, $211 million and $241 million for the years ended December 31, 2021, 2020 and 2019, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report.

For 2021, our expected annual long-term rates of return on the pension plan assets and post-retirement health care and life insurance benefit plan assets, net of administrative expenses, were 5.5% and 4.0%, respectively. For 2022, our expected annual long-term rates of return on these assets are 5.5% and 4.0%, respectively. However, actual returns could be substantially different.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. As of December 31, 2021, lump sum pension settlement payments exceeded the settlement threshold. As a result, for the year ended December 31, 2021 we recognized a non-cash settlement charge of $383 million to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which has been allocated and reflected in other expense, net in our consolidated statement of operations for the year ended December 31, 2021. The amount of any future non-cash settlement charges after 2021 will be dependent on several factors, including the total amount of our future lump sum benefit payments.

On October 19, 2021, we, as sponsor of the Combined Pension Plan, along with the Plan’s independent fiduciary, entered into an agreement committing the Plan to use a portion of its plan assets to purchase an annuity from an insurance company (the "Insurer") to transfer $1.4 billion of the Plan’s pension liabilities. This agreement irrevocably transferred to the Insurer future Plan benefit obligations for approximately 22,600 U.S. Lumen participants ("Transferred Participants") effective on December 31, 2021. This annuity transaction was funded entirely by existing Plan assets and is intended to provide equivalent benefits to the Transferred Participants. The Insurer is committed to assume responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants.

As of January 1, 2022, a new pension plan (the "Lumen Pension Plan") was spun off from the Combined Pension Plan in anticipation of the pending sale of the ILEC business, as described further in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report. See additional information on this subsequent event in Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report for more information.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2021 include both current and long term obligations. These amounts include liabilities that have been reclassified as liabilities held for sale on our consolidated balance sheet. We have a current obligation of $1.6 billion and a long-term obligation of $29.0 billion of long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs). Under our operating leases, we have a current obligation of $464 million and a long-term obligation of $1.5 billion. We have current obligations related to right-of-way agreements and purchase commitments of $660 million and a long-term obligation of $2.0 billion. Additionally, we have a current obligation for asset retirement obligation of $22 million and a long-term obligation of $172 million. Finally, our pension and post-retirement benefit plans have an unfunded benefit obligation, of which $216 million is classified as current and $3.8 billion is classified as long-term.

Federal Broadband Support Programs

Since 2015, we have been receiving approximately $500 million annually through Phase II of the CAF, a program that ended on December 31, 2021. In connection with the CAF funding, we were required to meet certain specified infrastructure buildout requirements in 33 states by the end of 2021, which required substantial capital expenditures.

In early 2020, the FCC created the RDOF, which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million, annually. We expect our support payments under the RDOF Phase I program will begin soon after our anticipated receipt of the FCC's approval of our pending application. Assuming we timely complete our pending divestiture of the ILEC business assets on the terms described herein, we expect a portion of these payments will accrue to the purchaser of that business. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 8 of Part II of this report.

For additional information on these programs, see (i) "Business—Regulation of Our Business" in Item 1 of Part I of this report and (ii) "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, the U.S. Department of Commerce is still developing guidance regarding these grants, so it is premature to speculate on the potential impact of this legislation on us.

Cash Flow Activities

The following tables summarize our consolidated cash flow activities for the year ended December 31, 2021 and 2020. For information regarding cash flow activities for the year ended December 31, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2020.

	Years Ended December 31,		Increase / (Decrease)
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities	$6,501	6,524	(23)
Net cash used in investing activities	(2,712)	(3,564)	(852)
Net cash used in financing activities	(3,807)	(4,250)	(443)

Operating Activities

Net cash provided by operating activities decreased by $23 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to decreased collections on accounts receivable, partially offset by decreased payments on accounts payable. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $852 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $443 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to lower payments of long-term debt and proceeds from our revolving line of credit, partially offset by lower net proceeds from issuance of long-term debt and repurchases of common stock.

See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report for additional information on our outstanding debt securities.

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

We also are involved in various legal proceedings that could substantially impact our financial position. See Note 18—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Market Risk

As of December 31, 2021, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2021, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In 2019, we executed swap transactions that reduced our exposure to floating rates with respect to $4.0 billion principal amount of floating rate debt, maturing on March 31, 2022 and June 30, 2022. See Note 15—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

As of December 31, 2021, we had approximately $9.8 billion floating rate debt potentially subject to LIBOR, $4.0 billion of which was subject to the above-described hedging arrangements. A hypothetical increase of 100 basis points in LIBOR relating to our $5.8 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $58 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of Part II of this report is incorporated herein by reference.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lumen Technologies, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumen Technologies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $19.7 billion of operating revenues for the year ended December 31, 2021. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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
Denver, Colorado
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors Lumen Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lumen Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 24, 2022

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$19,687	20,712	21,458
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	8,488	8,934	9,134
Selling, general and administrative	2,895	3,464	3,715
Depreciation and amortization	4,019	4,710	4,829
Goodwill impairment	—	2,642	6,506
Total operating expenses	15,402	19,750	24,184
OPERATING INCOME (LOSS)	4,285	962	(2,726)
OTHER EXPENSE
Interest expense	(1,522)	(1,668)	(2,021)
Other expense, net	(62)	(76)	(19)
Total other expense, net	(1,584)	(1,744)	(2,040)
INCOME (LOSS) BEFORE INCOME TAXES	2,701	(782)	(4,766)
Income tax expense	668	450	503
NET INCOME (LOSS)	$2,033	(1,232)	(5,269)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$1.92	(1.14)	(4.92)
DILUTED	$1.91	(1.14)	(4.92)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,059,541	1,079,130	1,071,441
DILUTED	1,066,778	1,079,130	1,071,441
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
NET INCOME (LOSS)	$2,033	(1,232)	(5,269)
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(134), $26, and $60 tax	424	(92)	(195)
Settlement charges recognized in net income (loss), net of $(93), $— and $— tax	290	—	—
Change in net prior service cost, net of $(5), $(12), and $(4) tax	14	33	13
Curtailment loss, net of $—, $(1), and $— tax	—	3	—
Reclassification of realized loss on interest rate swaps to net income (loss), net of $(20), $(16), and $— tax	63	46	2
Unrealized holding loss on interest rate swaps, net of $—, $29, and $12 tax	(1)	(86)	(41)
Foreign currency translation adjustment, net of $30, $(43), and $(6) tax	(135)	(37)	2
Other comprehensive income (loss)	655	(133)	(219)
COMPREHENSIVE INCOME (LOSS)	$2,688	(1,365)	(5,488)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$354	406
Accounts receivable, less allowance of $114 and $191	1,544	1,962
Assets held for sale	8,809	—
Other	829	808
Total current assets	11,536	3,176
Property, plant and equipment, net of accumulated depreciation of $19,271 and $31,596	20,895	26,338
GOODWILL AND OTHER ASSETS
Goodwill	15,986	18,870
Other intangible assets, net	6,970	8,219
Other, net	2,606	2,791
Total goodwill and other assets	25,562	29,880
TOTAL ASSETS	$57,993	59,394
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,554	2,427
Accounts payable	758	1,134
Accrued expenses and other liabilities
Salaries and benefits	860	1,008
Income and other taxes	228	314
Current operating lease liabilities	385	379
Interest	278	291
Other	232	328
Liabilities held for sale	2,257	—
Current portion of deferred revenue	617	753
Total current liabilities	7,169	6,634
LONG-TERM DEBT	27,428	29,410
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,049	3,342
Benefit plan obligations, net	3,710	4,556
Other	3,797	4,290
Total deferred credits and other liabilities	11,556	12,188
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,023,512 and 1,096,921 shares	1,024	1,097
Additional paid-in capital	18,972	20,909
Accumulated other comprehensive loss	(2,158)	(2,813)
Accumulated deficit	(5,998)	(8,031)
Total stockholders' equity	11,840	11,162
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,993	59,394
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$2,033	(1,232)	(5,269)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,019	4,710	4,829
Goodwill impairment	—	2,642	6,506
Deferred income taxes	598	366	440
Provision for uncollectible accounts	105	189	145
Net (gain) loss on early retirement and modification of debt	(8)	105	(72)
Stock-based compensation	120	175	162
Changes in current assets and liabilities:
Accounts receivable	(8)	115	(5)
Accounts payable	(261)	(543)	(261)
Accrued income and other taxes	(69)	27	20
Other current assets and liabilities, net	(353)	(262)	(32)
Retirement benefits	163	(111)	(12)
Changes in other noncurrent assets and liabilities, net	283	246	245
Other, net	(121)	97	(16)
Net cash provided by operating activities	6,501	6,524	6,680
INVESTING ACTIVITIES
Capital expenditures	(2,900)	(3,729)	(3,628)
Proceeds from sale of property, plant and equipment and other assets	135	153	93
Other, net	53	12	(35)
Net cash used in investing activities	(2,712)	(3,564)	(3,570)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,881	4,361	3,707
Payments of long-term debt	(3,598)	(7,315)	(4,157)
Net proceeds from (payments on) revolving line of credit	50	(100)	(300)
Dividends paid	(1,087)	(1,109)	(1,100)
Repurchases of common stock	(1,000)	—	—
Other, net	(53)	(87)	(61)
Net cash used in financing activities	(3,807)	(4,250)	(1,911)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18)	(1,290)	1,199
Cash, cash equivalents and restricted cash at beginning of period	427	1,717	518
Cash, cash equivalents and restricted cash at end of period	$409	427	1,717

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(112)	28	34
Interest paid (net of capitalized interest of $53, $75 and $72)	$(1,487)	(1,627)	(2,028)
Supplemental non-cash information regarding investing activities:
Sale of property, plant and equipment in exchange for note receivable	56	—	—
Supplemental non-cash information regarding financing activities:
Purchase of software subscription in exchange for installment debt	77	—	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$354	406	1,690
Cash and cash equivalents included in Assets held for sale	40	—	—
Restricted cash included in Other current assets	2	3	3
Restricted cash included in Other, net noncurrent assets	13	18	24
Total	$409	427	1,717
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,097	1,090	1,080
Issuance of common stock through dividend reinvestment, incentive and benefit plans	8	7	10
Repurchases of common stock	(81)	—	—
Balance at end of period	1,024	1,097	1,090
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	20,909	21,874	22,852
Repurchases of common stock	(919)	—	—
Shares withheld to satisfy tax withholdings	(45)	(40)	(37)
Stock-based compensation and other, net	122	187	163
Dividends declared	(1,095)	(1,112)	(1,104)
Balance at end of period	18,972	20,909	21,874
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,813)	(2,680)	(2,461)
Other comprehensive income (loss)	655	(133)	(219)
Balance at end of period	(2,158)	(2,813)	(2,680)
ACCUMULATED DEFICIT
Balance at beginning of period	(8,031)	(6,814)	(1,643)
Net income (loss)	2,033	(1,232)	(5,269)
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $(2) tax	—	9	—
Cumulative effect of adoption of ASU 2016-02, Leases, net of $(37) tax	—	—	96
Other	—	6	2
Balance at end of period	(5,998)	(8,031)	(6,814)
TOTAL STOCKHOLDERS' EQUITY	$11,840	11,162	13,470
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	1.00	1.00
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

(1)    Background and Summary of Significant Accounting Policies

General

We are an international facilities-based technology and communications company engaged primarily in providing a broad array of integrated products and services to our business and mass markets customers. Our specific products and services are detailed in Note 4—Revenue Recognition.

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

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other expense, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other, net financing activities.

We reclassified certain prior period amounts to conform to the current period presentation, including the categorization of our revenue and expenses in our segment reporting for 2021, 2020 and 2019. See Note 17—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income (loss) for any period.

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

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we make when accounting for specific items and matters are reasonable, based on information available at the time they are made. These estimates, judgments and assumptions can materially affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our other consolidated financial statements. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 16—Income Taxes and Note 18—Commitments, Contingencies and Other Items for additional information.

For matters not related to income taxes, if a loss contingency is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities that have been reclassified as held for sale as of December 31, 2021. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for additional information.

Revenue Recognition

We earn most of our consolidated revenue from contracts with customers, primarily through the provision of communications and other services. Revenue from contracts with customers is accounted for under Accounting Standards Codification ("ASC") 606. We also earn revenue from leasing arrangements (primarily fiber capacity and colocation agreements) and governmental subsidy payments, which are not accounted for under ASC 606.

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

We provide an array of communications services to business and residential customers, including local voice, VPN, Ethernet, data, broadband, private line (including special access), network access, transport, voice, information technology, video and other ancillary services. We provide these services to a wide range of businesses, including global, enterprise, wholesale, government, and small and medium business customers. Certain contracts also include the sale of equipment, which is not significant to our business.

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments may include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell optical capacity on our network. These transactions are generally structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 10 to 20 years. In most cases, we account for the cash consideration received on transfers of optical capacity as ASC 606 revenue which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our optical capacity assets for other non-owned optical capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 30 months for mass markets customers and 29 months for business customers. These deferred costs are periodically monitored to reflect any significant change in assumptions.

See Note 4—Revenue Recognition for additional information.

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $56 million, $56 million and $62 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

Income Taxes

We file a consolidated federal income tax return with our eligible subsidiaries. The provision for income taxes reflects taxes currently payable, tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards ("NOLs"), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain or adjust each valuation allowance on our deferred tax assets. See Note 16—Income Taxes for additional information.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheets. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2021 or 2020.

Restricted Cash

Restricted cash consists primarily of cash and investments that collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximated their fair value as of December 31, 2021 and 2020.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables, less an allowance for credit losses. We use a loss rate method to estimate our allowance for credit losses. For more information on our methodology for estimating our allowance for credit losses, see Note 6—Credit Losses on Financial Instruments.

We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for credit losses approximates fair value. Accounts receivable balances acquired in a business combination are recorded at fair value for all balances receivable at the acquisition date and at the invoiced amount for those amounts invoiced after the acquisition date.

Property, Plant and Equipment

We record property, plant and equipment acquired in connection with our acquisitions based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. We depreciate the majority of our property, plant and equipment using the straight-line group method over the estimated useful lives of groups of assets, but depreciate certain of our assets using the straight-line method over the estimated useful lives of the specific asset. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

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

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest identifiable level for which we generate cash flows independently of other groups of assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method, depending on the type of customer. Certain customer relationship intangible assets became fully amortized at the end of the first quarter 2021 using the sum-of-years-digits method, which is no longer used. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets using the straight-line method over an estimated life of 4 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to assess goodwill for impairment at least annually, or more frequently, if an event occurs or circumstances change that indicates it is more likely than not that the fair values of any of our reporting units were less than their carrying values. We are required to write-down the value of goodwill in periods in which the recorded carrying value of equity exceeds the fair value of equity. Our reporting units are not discrete legal entities with discrete full financial statements. Therefore, the equity carrying value and future cash flows are assessed each time a goodwill impairment assessment is performed on a reporting unit. To do so, we assign our assets, liabilities and cash flows to reporting units using reasonable and consistent allocation methodologies, which entail various estimates, judgments and assumptions.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that represents a reasonable approximation of the fair value of the operations being reorganized.

For more information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets.

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
We evaluate the effectiveness of our variable-to-fixed interest rate swap agreements described in Note 15—Derivative Financial Instruments (designated as cash-flow hedges) qualitatively on a quarterly basis. The change in the fair value of the interest rate swaps is reflected in Accumulated Other Comprehensive Loss (“AOCI”) and is subsequently reclassified into earnings in the period the hedged transaction affects earnings, by virtue of qualifying as effective cash flow hedges. For more information see Note 15—Derivative Financial Instruments.

Pension and Post-Retirement Benefits

We recognize the funded status of our defined benefit and post-retirement plans as an asset or a liability on our consolidated balance sheets. Each year's actuarial gains or losses are a component of our other comprehensive loss, which is then included in our accumulated other comprehensive loss. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets, mortality and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 11—Employee Benefits for additional information.

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries use either the British pound, the Euro or the Brazilian Real as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2021, 2020 and 2019. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive loss in stockholders' equity and in our consolidated statements of comprehensive income (loss) in accordance with accounting guidance for foreign currency translation. Prior to the announcement of our divestitures as discussed in Note 2—Planned Divestiture of the Latin American and ILEC Businesses, we considered the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other expense, net on our consolidated statements of operations. See the description of our Assets Held for Sale policy above for more information on assets in foreign subsidiaries to be divested.

Common Stock

As of December 31, 2021, we had 36 million shares authorized for future issuance under our equity incentive plans.

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

Recently Adopted Accounting Pronouncements

During 2021, we adopted Accounting Standards Update ("ASU") 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"), ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"), and ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). During 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). During 2019, we adopted ASU 2016-02, "Leases (ASC 842)" ("ASU 2016-02").

Each of these is described further below.

Debt

On January 1, 2021, we adopted ASU 2020-09. This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2021, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12. This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

We adopted ASU 2016-13 on January 1, 2020, and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of tax effect of $2 million. Please refer to Note 6—Credit Losses on Financial Instruments for more information.

Leases

We adopted ASU 2016-02 on January 1, 2019, using the non-comparative transition option pursuant to ASU 2018-11 and recognized ASC 842's cumulative effect transition adjustment (discussed below) as of January 1, 2019. In addition, we elected to apply the practical expedients permitted under the transition guidance within the new standard, which among other things (i) allowed us to carry forward the historical lease classification; (ii) did not require us to reassess whether any expired or existing contracts are or contain leases under the new definition of a lease; and (iii) did not require us to reassess whether previously capitalized initial direct costs for any existing leases would qualify for capitalization under ASC 842. We also elected to apply the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. We did not elect to apply the hindsight practical expedient regarding the likelihood of exercising a lessee purchase option or assessing any impairment of right-of-use assets for existing leases.

On March 5, 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, "Leases (ASC 842): Codification Improvements", ("ASU 2019-01") effective for public companies for fiscal years beginning after December 15, 2019. The new ASU aligns the guidance in ASC 842 for determining fair value of the underlying asset by lessors that are not manufacturers or dealers, with that of existing guidance. As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply. However, if there has been a significant lapse of time between when the underlying asset is acquired and when the lease commences, the definition of fair value (in ASC 820, "Fair Value Measurement") should be applied. We adopted ASU 2019-01 as of January 1, 2019.

We recorded a $96 million cumulative adjustment (net of tax of $37 million) to accumulated deficit as of January 1, 2019, for the impact of the new accounting standards.

Recently Issued Accounting Pronouncements

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). These amendments are expected to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. ASU 2021-10 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-10 in the first quarter of fiscal 2022 will have a material impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-08 on January 1, 2023 will have a material impact to our consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”), which amends the lease classification requirements for lessors to align them with practice under ASC Topic 840. Under this ASU, lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met; and when a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. ASU 2021-05 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2021-05 on January 1, 2022 will have a material impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2021, we do not expect ASU 2021-01 will have a material impact to our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies accounting for convertible instruments by removing major separation models required under the current ASC. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. ASU 2020-06 will become effective for us in the first quarter of fiscal 2022 and early adoption is permitted. As of December 31, 2021, we do not expect the cumulative effect of initially applying ASU 2020-06 on January 1, 2022 will have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2021, we do not expect ASU 2020-04 will have a material impact to our consolidated financial statements.

(2) Planned Divestiture of the Latin American and ILEC Businesses

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., entered into a definitive agreement to divest Lumen’s Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). Level 3 Parent, LLC anticipates closing the transaction mid-year 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

On August 3, 2021, we and certain of our affiliates entered into a definitive agreement to divest our incumbent local exchange ("ILEC") business conducted within 20 Midwestern and Southern states to an affiliate of funds advised by Apollo Global Management, Inc. In exchange, we would receive $7.5 billion, subject to offsets for (i) assumed indebtedness (expected to be approximately $1.4 billion) and (ii) certain purchaser’s transaction expenses along with working capital, tax, other customary purchase price adjustments and related transaction expenses (estimated to be approximately $1.7 billion). We anticipate closing the transaction mid-year 2022 upon receipt of all regulatory approvals and the satisfaction of other customary closing conditions.

The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transactions or if any of our other assumptions prove to be incorrect.

We do not believe these divestiture transactions represent a strategic shift for Lumen. Therefore, neither divested business meets the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Latin American and ILEC businesses (the "disposal groups") in our consolidated operating results until the transactions are closed. The pre-tax net income of the disposal groups is estimated to be and reported as follows in the tables below:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Latin American business pre-tax net income	$214	160	30
ILEC business pre-tax net income	851	649	655
Total disposal groups pre-tax net income	$1,065	809	685

As of December 31, 2021 in the accompanying consolidated balance sheet, the assets and liabilities of our Latin American and ILEC businesses are classified as held for sale and are measured at the lower of (i) the carrying value when we classified the disposal groups as held for sale and (ii) the fair value of the disposal groups, less costs to sell. Effective with the designation of both disposal groups as held for sale on July 25, 2021 and August 3, 2021, respectively, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $272 million of depreciation, intangible amortization, and amortization of right-of-use assets for the year ended December 31, 2021 if the Latin American and ILEC businesses did not meet the held for sale criteria.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the year ended December 31, 2021. The recoverability of each disposal group will be re-evaluated each reporting period until the closing of each transaction.

The principal components of the held for sale assets and liabilities are as follows:

	December 31, 2021
	Latin American Business	ILEC Business	Total
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$39	1	40
Accounts receivable, less allowance of $3, $21 and $24	83	227	310
Other current assets	81	45	126
Property, plant and equipment, net accumulated depreciation of $434, $8,303 and $8,737	1,591	3,491	5,082
Goodwill (1)	239	2,615	2,854
Other intangible assets, net	126	158	284
Other non-current assets	75	38	113
Total assets held for sale	$2,234	6,575	8,809

Liabilities held for sale
Accounts payable	$101	64	165
Salaries and benefits	23	25	48
Income and other taxes	27	24	51
Interest	—	10	10
Current portion of deferred revenue	26	90	116
Other current liabilities	7	35	42
Long-term debt, net of discounts (2)	—	1,377	1,377
Deferred income taxes, net	129	—	129
Pension and other post-retirement benefits (3)	2	56	58
Other non-current liabilities	120	141	261
Total liabilities held for sale	$435	1,822	2,257
______________________________________________________________________
(1)The assignment of goodwill was based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Long-term debt, net of discounts, includes $1.4 billion of Embarq Senior notes, $117 million of related unamortized discounts and $57 million of long-term finance lease obligations.
(3)Excludes pension obligation of approximately $2.5 billion for the ILEC business as of December 31, 2021, which will be transferred to the purchaser of the ILEC business upon closing. As of December 31, 2021, approximately $2.2 billion, or 88%, of this pension obligation is expected to be funded through the transfer of Lumen pension plan assets to the purchaser. The remaining portion of the obligation is expected to be separately funded with cash paid by Lumen at the time of closing. See Note 11—Employee Benefits for additional information.

(3)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2021	2020
	(Dollars in millions)
Goodwill	$15,986	18,870
Indefinite-lived intangible assets	$9	278
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $11,740 and $11,060	5,365	6,344
Capitalized software, less accumulated amortization of $3,624 and $3,279	1,459	1,520
Trade names, patents and other, less accumulated amortization of $160 and $120	137	77
Total other intangible assets, net	$6,970	8,219

As of December 31, 2021, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $38.5 billion.

When we acquired Embarq Corporation ("Embarq") in 2009, we acquired certain right-of-way assets and, because there were no legal, regulatory, contractual or other factors that would reasonably limit the useful life of these assets, we classified them as indefinite-lived and, as such, initially did not amortize these assets. Our recent digital transformation efforts and continued focus on our fiber-based infrastructure assets have prompted management to reassess and ultimately change the accounting treatment of these indefinite-lived assets to align with our focus on growth products versus our declining copper-based products. As a result, during the first quarter of 2021, we reclassified an indefinite-lived intangible asset to finite-lived intangible asset. As of January 1, 2021 we began amortizing the $268 million asset over its estimated nine-year remaining life. On August 3, 2021, upon entering into a definitive agreement to divest our ILEC business, we reclassified $169 million of the $268 million asset as held for sale. At this time, we discontinued recording amortization on the portion of the finite-lived intangible assets that had been reclassified as held for sale (see Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information). The above-described change in the estimated remaining economic life of these assets, as modified by the subsequent reclassification of a portion thereof, resulted in an increase in amortization expense of approximately $22 million for the year ending December 31, 2021. The increase in amortization expense, net of tax, reduced consolidated net income (loss) by approximately $17 million, or $0.02 per basic and diluted common share, for the year ended December 31, 2021.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31. We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2021 and 2020 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge for these assets was recorded in 2021 or 2020. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of any of our reporting units exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units.

Since our internal reorganization described in Note 17—Segment Information we have used five reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America ("NA") Business (iii) Europe, Middle East and Africa region ("EMEA"), (iv) Asia Pacific region ("APAC") and (v) Latin America region ("LATAM"). At October 31, 2020 and 2019, we used eight reporting units for goodwill impairment testing, which were consumer, small and medium business, enterprise, wholesale, North American global accounts ("NA GAM"), EMEA, LATAM and APAC.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

At October 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. As of October 31, 2021, we determined that the estimated fair value of equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 277%, 8%, 57%, 100% and 125%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at October 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

Our reclassification of held for sale assets, as described in Note 2—Planned Divestiture of the Latin American and ILEC Businesses, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-reclassification goodwill impairment test to determine whether there was an impairment prior to the reclassification of these assets and to determine the July 31, 2021 fair values to be utilized for goodwill allocation regarding the Latin American and ILEC businesses to be reclassified as assets held for sale. We concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at July 31, 2021. We also performed a post-reclassification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting units that will remain following the divestitures exceeds the carrying value of the equity of such reporting units after reclassification of assets held for sale. At July 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. As of July 31, 2021, we determined that the estimated fair value of equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 150%, 24%, 58%,100% and 134%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at July 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

Our January 2021 reorganization was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it is more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at January 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

At October 31, 2020, we estimated the fair value of our eight above-mentioned reporting units (prior to the January 2021 reorganization) by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows for our consumer, enterprise, wholesale, small and medium business and NA GAM reporting units using a rate that represented their weighted average cost of capital, which we determined to be approximately 7.6% as of the assessment date (which comprised an after-tax cost of debt of 2.5% and a cost of equity of 10.7%). We discounted the projected cash flows of our EMEA, LATAM and APAC reporting units using a rate that represents their estimated weighted average cost of capital, which we determined to be approximately 8.0%, 14.3% and 10.1%, respectively, as of the measurement date (which was comprised of an after-tax cost of debt of 2.9%, 6.9% and 3.9% and a cost of equity of 11.2%, 18.8% and 14.0%, respectively). We utilized company comparisons and analyst reports within the telecommunications industry which have historically supported a range of fair values derived from annualized revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples between 2.0x and 5.5x and 4.8x and 12.5x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units, resulting in an overall company revenue and EBITDA multiple of 2.3x and 5.7x, respectively. We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2020 and concluded that the indicated control premium of approximately 33% was reasonable based on recent market transactions. Due to the decline in our stock price at October 31, 2020 and our assessment performed with respect to the reporting units described above, we concluded that the estimated fair value of our consumer, wholesale, small and medium business and EMEA reporting units was less than our carrying value of equity for those reporting units. As a result, these reporting units were impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $2.6 billion. See the table below for the impairment charges by segment. As of October 31, 2020, the estimated fair value of equity exceeded the carrying value of equity for our enterprise, NA GAM, LATAM and APAC reporting units by 2%, 46%, 74% and 23%, respectively. Based on our assessments performed, we concluded that the goodwill assigned to our enterprise, NA GAM, LATAM and APAC reporting units was not impaired at October 31, 2020.

At October 31, 2019, we estimated the fair value of our eight above-mentioned reporting units (prior to the January 2021 reorganization) by considering both a market approach and a discounted cash flow method. As of October 31, 2019, based on our assessment performed with respect to our eight reporting units, the estimated fair value of equity exceeded the carrying value of equity for our consumer, small and medium business, enterprise, wholesale, NA GAM, EMEA, LATAM, and APAC reporting units by 44%, 41%, 53%, 46%, 55%, 5%, 63% and 38%, respectively. Based on our assessments performed, we concluded that the goodwill for our eight reporting units was not impaired as of October 31, 2019.

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

The following table shows the rollforward of goodwill assigned to our reportable segments (including the January 2021 reorganization discussed above) from December 31, 2019 through December 31, 2021.

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2019(1)	$2,670	4,738	3,259	3,813	7,054	—	—	21,534
Effect of foreign currency exchange rate change and other	(15)	—	(7)	—	—	—	—	(22)
Impairment	(100)	—	(444)	(699)	(1,399)	—	—	(2,642)
As of December 31, 2020(1)	2,555	4,738	2,808	3,114	5,655	—	—	18,870
January 2021 reorganization	(2,555)	(4,738)	(2,808)	(3,114)	(5,655)	12,173	6,697	—
Reclassified as held for sale(2)	—	—	—	—	—	(913)	(1,946)	(2,859)
Effect of foreign currency exchange rate change and other	—	—	—	—	—	(25)	—	(25)
As of December 31, 2021(1)	$—	—	—	—	—	11,235	4,751	15,986
______________________________________________________________________
(1)Goodwill at December 31, 2021, December 31, 2020 and December 31, 2019 is net of accumulated impairment losses of $7.7 billion, $12.9 billion and $10.3 billion, respectively. The change in accumulated impairment losses at December 31, 2021 is a result of amounts reclassified as held for sale related to our planned divestitures.
(2)Includes $2.9 billion of goodwill, net of accumulated impairment loss reclassified as held for sale related to our pending divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

For additional information on our segments, see Note 17—Segment Information.

As of December 31, 2021, the weighted average remaining useful lives of our finite-lived intangible assets were approximately 7 years in total, approximately 8 years for customer relationships, 4 years for capitalized software and 1 year for trade names.

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 was $1.3 billion, $1.7 billion and $1.7 billion, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below. As a result of reclassifying our Latin American and ILEC businesses as being held for sale on our December 31, 2021 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of the businesses to be divested. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

(Dollars in millions)
2022	$1,034
2023	940
2024	849
2025	798
2026	721

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

•Voice and Other, which include primarily local and long-distance services, professional services and other ancillary services; and

•Connect America Fund ("CAF") II, which consists of CAF Phase II payments through the end of 2021 to support voice and broadband in FCC-designated high-cost areas.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$715	(280)	435
IP and Data Services	1,708	—	1,708
Fiber Infrastructure	886	(129)	757
Voice and Other	744	—	744
Total IGAM Revenue	4,053	(409)	3,644

Large Enterprise
Compute and Application Services	698	(63)	635
IP and Data Services	1,554	—	1,554
Fiber Infrastructure	521	(50)	471
Voice and Other	949	—	949
Total Large Enterprise Revenue	3,722	(113)	3,609

Mid-Market Enterprise
Compute and Application Services	139	(31)	108
IP and Data Services	1,754	(5)	1,749
Fiber Infrastructure	218	(8)	210
Voice and Other	618	—	618
Total Mid-Market Enterprise Revenue	2,729	(44)	2,685

Wholesale
Compute and Application Services	189	(159)	30
IP and Data Services	1,196	—	1,196
Fiber Infrastructure	623	(118)	505
Voice and Other	1,607	(252)	1,355
Total Wholesale Revenue	3,615	(529)	3,086

Business Segment by Product Category
Compute and Application Services	1,741	(533)	1,208
IP and Data Services	6,212	(5)	6,207
Fiber Infrastructure	2,248	(305)	1,943
Voice and Other	3,918	(252)	3,666
Total Business Segment Revenue	14,119	(1,095)	13,024

Mass Markets Segment by Product Category
Consumer Broadband	2,875	(211)	2,664
SBG Broadband	156	(16)	140
Voice and Other	2,047	(80)	1,967
CAF II	490	(490)	—
Total Mass Markets Revenue	5,568	(797)	4,771

Total Revenue	$19,687	(1,892)	17,795

Timing of revenue
Goods and services transferred at a point in time			$138
Services performed over time			17,657
Total revenue from contracts with customers			$17,795

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$772	(265)	507
IP and Data Services	1,731	—	1,731
Fiber Infrastructure	822	(110)	712
Voice and Other	793	—	793
Total IGAM Revenue	4,118	(375)	3,743

Large Enterprise
Compute and Application Services	663	(82)	581
IP and Data Services	1,588	(2)	1,586
Fiber Infrastructure	590	(46)	544
Voice and Other	1,074	(2)	1,072
Total Large Enterprise Revenue	3,915	(132)	3,783

Mid-Market Enterprise
Compute and Application Services	137	(16)	121
IP and Data Services	1,845	(6)	1,839
Fiber Infrastructure	218	(9)	209
Voice and Other	769	—	769
Total Mid-Market Enterprise Revenue	2,969	(31)	2,938

Wholesale
Compute and Application Services	183	(161)	22
IP and Data Services	1,249	—	1,249
Fiber Infrastructure	618	(121)	497
Voice and Other	1,765	(258)	1,507
Total Wholesale Revenue	3,815	(540)	3,275

Business Segment by Product Category
Compute and Application Services	1,755	(524)	1,231
IP and Data Services	6,413	(8)	6,405
Fiber Infrastructure	2,248	(286)	1,962
Voice and Other	4,401	(260)	4,141
Total Business Segment Revenue	14,817	(1,078)	13,739

Mass Markets Segment by Product Category
Consumer Broadband	2,909	(221)	2,688
SBG Broadband	153	(15)	138
Voice and Other	2,341	(109)	2,232
CAF II	492	(492)	—
Total Mass Markets Revenue	5,895	(837)	5,058

Total Revenue	$20,712	(1,915)	18,797

Timing of revenue
Goods and services transferred at a point in time			$250
Services performed over time			18,547
Total revenue from contracts with customers			$18,797

	Year Ended December 31, 2019
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$790	(265)	525
IP and Data Services	1,764	—	1,764
Fiber Infrastructure	785	(99)	686
Voice and Other	833	—	833
Total IGAM Revenue	4,172	(364)	3,808

Large Enterprise
Compute and Application Services	610	(89)	521
IP and Data Services	1,589	—	1,589
Fiber Infrastructure	524	(44)	480
Voice and Other	1,113	(1)	1,112
Total Large Enterprise Revenue	3,836	(134)	3,702

Mid-Market Enterprise
Compute and Application Services	147	(11)	136
IP and Data Services	1,894	—	1,894
Fiber Infrastructure	219	(20)	199
Voice and Other	892	(1)	891
Total Mid-Market Enterprise Revenue	3,152	(32)	3,120

Wholesale
Compute and Application Services	188	(168)	20
IP and Data Services	1,319	—	1,319
Fiber Infrastructure	629	(122)	507
Voice and Other	1,943	(279)	1,664
Total Wholesale Revenue	4,079	(569)	3,510

Business Segment by Product Category
Compute and Application Services	1,735	(533)	1,202
IP and Data Services	6,566	—	6,566
Fiber Infrastructure	2,157	(285)	1,872
Voice and Other	4,781	(281)	4,500
Total Business Segment Revenue	15,239	(1,099)	14,140

Mass Markets Segment by Product Category
Consumer Broadband	2,876	(215)	2,661
SBG Broadband	163	(4)	159
Voice and Other	2,688	(143)	2,545
CAF II	492	(492)	—
Total Mass Markets Revenue	6,219	(854)	5,365

Total Revenue	$21,458	(1,953)	19,505

Timing of revenue
Goods and services transferred at a point in time			$221
Services performed over time			19,284
Total revenue from contracts with customers			$19,505

______________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale, as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Customer receivables(1)(2)	$1,493	1,889
Contract assets(3)	73	108
Contract liabilities(4)	680	950
______________________________________________________________________
(1)Reflects gross customer receivables of $1.6 billion and $2.1 billion, net of allowance for credit losses of $102 million and $174 million, at December 31, 2021 and December 31, 2020, respectively.
(2)As of December 31, 2021, amount excludes customer receivables, net reclassified as held for sale of $288 million.
(3)As of December 31, 2021, amount excludes contract assets reclassified as held for sale of $9 million.
(4)As of December 31, 2021, amount excludes contract liabilities reclassified as held for sale of $161 million.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2021 and December 31, 2020, we recognized $605 million and $672 million, respectively, of revenue that was included in contract liabilities of $950 million and $1.0 billion as of January 1, 2021 and 2020, respectively.

Performance Obligations

As of December 31, 2021, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $6.2 billion. We expect to recognize approximately 77% of this revenue through 2024, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our planned divestiture.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	December 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$289	216
Costs incurred	176	151
Amortization	(209)	(149)
Reclassified as held for sale(1)	(34)	(32)
End of period balance	$222	186

	December 31, 2020
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$326	221
Costs incurred	181	141
Amortization	(218)	(146)
End of period balance	$289	216
______________________________________________________________________
(1)Represents the amounts reclassified as held for sale as of December 31, 2021 related to our planned divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of telecommunications services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of approximately 30 months for mass markets customers and 29 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(5)    Leases
We primarily lease to or from third parties various office facilities and colocation facilities, equipment and dark fiber. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless we determine that we are reasonably certain of renewing the lease. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease expense consisted of the following:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Operating and short-term lease cost	$535	729
Finance lease cost:
Amortization of right-of-use assets	37	36
Interest on lease liability	16	12
Total finance lease cost	53	48
Total lease cost	$588	777

We primarily lease various equipment, office facilities, retail outlets, switching facilities and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that we believe are reasonably assured.

During the years ended December 31, 2021 and 2020, we rationalized our lease footprint and ceased using 23 and 16 underutilized leased property locations, respectively. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the years ended December 31, 2021 and 2020, we incurred accelerated lease costs of approximately $35 million and $41 million, respectively. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and may incur additional accelerated lease costs in future periods.

For the years ended December 31, 2021, 2020 and 2019, our gross rental expense, including the accelerated lease costs discussed above, was $588 million, $777 million and $733 million, respectively. We also received sublease rental income for the years ended December 31, 2021, 2020 and 2019 of $25 million, $25 million and $24 million, respectively.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2021	2020
Assets
Operating lease assets	Other, net	$1,451	1,699
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	314	329
Total leased assets		$1,765	2,028

Liabilities
Current
Operating	Current operating lease liabilities	$385	379
Finance	Current maturities of long-term debt	19	26
Noncurrent
Operating	Other	1,171	1,405
Finance	Long-term debt	251	267
Total lease liabilities		$1,826	2,077

Weighted-average remaining lease term (years)
Operating leases		6.8	6.7
Finance leases		13.1	12.1
Weighted-average discount rate
Operating leases		5.54%	6.01%
Finance leases		4.89%	4.94%

At December 31, 2021, we classified certain operating and finance lease assets and liabilities as held for sale and discontinued recording amortization on the related right-of-use assets on the Latin American and ILEC businesses. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$525	566
Operating cash flows for finance leases	15	14
Financing cash flows for finance leases	52	40
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$165	375
Right-of-use assets obtained in exchange for new finance lease liabilities	94	124

As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2022	$457	33
2023	355	28
2024	253	28
2025	198	28
2026	149	28
Thereafter	490	223
Total lease payments	1,902	368
Less: interest	(346)	(98)
Total	1,556	270
Less: current portion	(385)	(19)
Long-term portion	$1,171	251

As of December 31, 2021, we had entered into a $15 million finance lease with a deferred commencement date.

Operating Lease Income

Lumen Technologies leases various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations.

For the years ended December 31, 2021, 2020 and 2019, our gross rental income was $1.2 billion, $1.3 billion and $1.4 billion, respectively, which represents 6%, 6% and 7% respectively, of our operating revenue for the years ended December 31, 2021, 2020 and 2019.

(6)    Credit Losses on Financial Instruments

In accordance with ASC 326, "Financial Instruments - Credit Losses", we aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. Financial assets that do not share risk characteristics with other financial assets are evaluated separately. Our financial assets measured at amortized cost primarily consist of accounts receivable.

We use a loss rate method to estimate our allowance for credit losses. Our determination of the current expected credit loss rate begins with our review of historical loss experience as a percentage of accounts receivable. We measure our historical loss period based on the average days to recognize accounts receivable as credit losses. When asset specific characteristics and current conditions change from those in the historical period, due to changes in our credit and collections strategy, certain classes of aged balances, or credit loss and recovery policies, we perform a qualitative and quantitative assessment to adjust our historical loss rate. We use regression analysis to develop an expected loss rate using historical experience and economic data over a forecast period. We measure our forecast period based on the average days to collect payment on billed accounts receivable. To determine our current allowance for credit losses, we combine the historical and expected credit loss rates and apply them to our period end accounts receivable.

If there is an unexpected deterioration of a customer's financial condition or an unexpected change in economic conditions (including changes caused by COVID-19 or other macroeconomic events), we assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future, and we may use methodologies that differ from those used by other companies.

In conjunction with our January 2021 internal reorganization, as referenced in Note 17—Segment Information, we pooled certain assets with similar credit risk characteristics based on the nature of our customers, their industry, policies used to grant credit terms and their historical and expected credit loss patterns. Additionally, we reassessed our historical loss period for the segment portfolio reorganization.

The following tables present the activity of our allowance for credit losses by accounts receivable portfolio for the years ended December 31, 2021 and December 31, 2020:

	Business	Mass Markets	Total
	(Dollars in millions)
Beginning balance at January 1, 2021(1)	$109	82	191
Provision for expected losses	50	55	105
Write-offs charged against the allowance	(76)	(101)	(177)
Recoveries collected	13	6	19
Reclassified as held for sale(2)	(8)	(16)	(24)
Ending balance at December 31, 2021	$88	26	114

	Business	Consumer	Total
	(Dollars in millions)
Beginning balance at January 1, 2020(3)	$58	37	95
Provision for expected losses	115	74	189
Write-offs charged against the allowance	(74)	(59)	(133)
Recoveries collected	24	18	42
Foreign currency exchange rate changes adjustment	(2)	—	(2)
Balance at December 31, 2020	$121	70	191
______________________________________________________________________
(1)As described in Note 17—Segment Information, we completed an internal reorganization in January 2021. As a result of this change, allowance for credit losses previously included in the Consumer and Business portfolio of $70 million related to consumer and $12 million related to our small business group, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021.
(2)Represents the amounts reclassified as held for sale related to our pending divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.
(3)The beginning balance for the year ended December 31, 2020 includes the cumulative effect of $11 million for the adoption of the new credit loss standard.

For the year ended December 31, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity during 2021, along with the easing of prior delays due to COVID-19 related restrictions from 2020 and lower receivable balances.

For the year ended December 31, 2020, we increased our allowance for credit losses for our business and consumer accounts receivable portfolios due to an increase during the period in historical and expected loss experience in certain classes of aged balances, which were predominantly attributable to the COVID-19 induced economic slowdown. Decreased write-offs (net of recoveries) were driven by COVID-19 regulations and programs, which further contributed to the increase in our allowance for credit losses for the year ended December 31, 2020.

(7)    Long-Term Debt and Credit Facilities

The following chart reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs, but excluding intercompany debt:

			As of December 31,
	Interest Rates(1)	Maturities(1)	2021	2020
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility	LIBOR + 2.00%	2025	$200	150
Term Loan A(3)	LIBOR + 2.00%	2025	1,050	1,108
Term Loan A-1(3)	LIBOR + 2.00%	2025	300	316
Term Loan B(4)	LIBOR + 2.25%	2027	4,900	4,950
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(5)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2022 - 2042	8,414	8,645
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2025 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	3,170
Term loan(6)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	255	352
Embarq Corporation and subsidiary
Senior notes(7)	7.995%	2036	—	1,437
Finance lease and other obligations	Various	Various	347	295
Unamortized premiums (discounts), net			21	(78)
Unamortized debt issuance costs			(220)	(237)
Total long-term debt			28,982	31,837
Less current maturities			(1,554)	(2,427)
Long-term debt, excluding current maturities			$27,428	29,410
_______________________________________________________________________________
(1)As of December 31, 2021.
(2)See the remainder of this Note for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Term Loans A and A-1 had interest rates of 2.104% and 2.147% as of December 31, 2021 and December 31, 2020, respectively.
(4)Term Loan B had interest rates of 2.354% and 2.397% as of December 31, 2021 and December 31, 2020, respectively.
(5)The Level 3 Tranche B 2027 Term Loan had interest rates of 1.854% and 1.897% as of December 31, 2021 and December 31, 2020, respectively.

(6)The Qwest Corporation Term Loan had interest rates of 2.110% and 2.150% as of December 31, 2021 and December 31, 2020, respectively.
(7)As of December 31, 2021, the Embarq Senior notes have been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2021 (excluding unamortized premiums (discounts), net, unamortized debt issuance costs and intercompany debt) maturing during the following years. As a result of reclassifying our Latin American and ILEC businesses as being held for sale on our December 31, 2021 consolidated balance sheet, the amounts presented below do not include maturities of the debt obligations of those businesses. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

(Dollars in millions)(1)
2022	$1,554
2023	977
2024	1,158
2025	3,127
2026	2,062
2027 and thereafter	20,303
Total long-term debt	$29,181
______________________________________________________________________
(1)As of December 31, 2021, these amounts exclude $1.5 billion of debt and finance lease obligations that have been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Debt of Lumen Technologies, Inc. and its Subsidiaries

At December 31, 2021, most of our outstanding consolidated debt had been incurred by Lumen Technologies, Inc. or one of the following four other primary borrowers or “borrowing groups,” each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc., including its parent guarantor Level 3 Parent, LLC, and one or more subsidiary guarantors;

•Qwest Corporation;

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.; and

•Embarq Corporation.

Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further below.

Amended and Restated Credit Agreement

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 (as so amended and restated, the "Amended Credit Agreement"). At December 31, 2021, the Amended Credit Agreement consisted of the following facilities:

•a $2.2 billion senior secured revolving credit facility (“the Revolving Credit Facility”);

•a $1.05 billion senior secured Term Loan A credit facility;

•a $300 million senior secured Term Loan A-1 credit facility with CoBank, ACB; and

•a $4.9 billion senior secured Term Loan “B” credit facility (the term loan facilities and the Revolving Credit Facility being referred to collectively as the "Amended Secured Credit Facilities").

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

The above described January 2020 amendments and related refinancing transactions discussed under "—Repayments" below resulted in an aggregate net loss of $67 million from modification and extinguishment of the debt.

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

Level 3 Financing, Inc.

At December 31, 2021, Level 3 Financing, Inc. owed $3.111 billion under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

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

Embarq Subsidiaries

At December 31, 2021 and 2020, one of our Embarq subsidiaries had outstanding first mortgage bonds. These first mortgage bonds are secured by substantially all of the property, plant and equipment of the issuing subsidiary.

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. Lumen Technologies maintains an uncommitted $225 million revolving letter of credit facility separate from the letter of credit facility included in the Revolving Credit Facility noted above. Letters of credit issued under this uncommitted facility are backed by credit enhancements in the form of secured guarantees issued by certain of our subsidiaries. As of December 31, 2021 and 2020, our outstanding letters of credit totaled $88 million and $97 million, respectively, and we had no letters of credit outstanding under our Revolving Credit Facility.

As of December 31, 2021, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $9 million, of which $5 million was collateralized by cash that is reflected on the consolidated balance sheet as restricted cash. As of December 31, 2020, Level 3 Parent, LLC had outstanding letters of credit or other similar obligations of approximately $18 million of which $11 million was collateralized by cash that is reflected on the consolidated balance sheet as restricted cash. None of our conditional commitments under our outstanding letters of credit are reflected as debt on our balance sheets.

Senior Notes

Lumen's consolidated indebtedness at December 31, 2021 included (i) senior secured notes issued by Lumen Technologies, Inc. and Level 3 Financing, Inc. and (ii) senior unsecured notes issued by Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, Qwest Capital Funding, Inc. and Embarq Corporation. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. The Lumen Technologies, Inc. secured senior notes are guaranteed by the same domestic subsidiaries that guarantee the Amended Credit Agreement. The senior notes issued by Level 3 Financing, Inc. are guaranteed by its parent, Level 3 Parent, LLC and one or more of its affiliates. The senior notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc. Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions. Under certain circumstances in connection with a “change of control” of Lumen Technologies, it will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest. Also, under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC or Level 3 Financing, Inc., Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Repayments

2021

During 2021, Lumen Technologies and its affiliates redeemed approximately $1.1 billion of their respective debt obligations, which primarily included a $900 million redemption of Level 3 Financing, Inc. senior notes and a $235 million redemption of Qwest Corporation senior notes. These transactions resulted in a net gain of $8 million.

Additionally, during 2021, Lumen Technologies (i) repaid at maturity approximately $2.8 billion of its consolidated debt obligations, which primarily included a $1.2 billion repayment at maturity of Lumen senior unsecured notes, a $97 million repayment at maturity of Qwest Capital Funding, Inc. senior notes and a $950 million repayment at maturity of Qwest Corporation senior notes, (ii) made $125 million of scheduled amortization payments under our term loans and (iii) made payments on its Revolving Credit Facility.

2020

During 2020, Lumen Technologies and its affiliates redeemed approximately $6.2 billion of their respective debt obligations, which primarily included $1.3 billion of Lumen Technologies credit agreement debt, $2.8 billion of Qwest Corporation senior notes, $78 million of Lumen Technologies senior notes and $2.0 billion of Level 3 Financing, Inc. senior notes. These transactions resulted in a net loss of $109 million, including the $67 million loss resulting from the modification of the Amended Credit Agreement discussed above.

Additionally, during 2020, Lumen Technologies (i) repaid at maturity $973 million aggregate principal amount of its outstanding senior notes and (ii) made $125 million of scheduled amortization payments under our term loans.

New Issuances

2021

On June 15, 2021, Lumen Technologies, Inc. issued $1.0 billion aggregate principal amount of 5.375% Senior Notes due 2029 (the "2029 Notes"). The net proceeds were used, together with cash on hand, to repay at maturity our outstanding $1.2 billion 6.450% Senior Notes, Series S, due 2021.

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amount of 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem $900 million of our outstanding senior note indebtedness. The Sustainability-Linked Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

2020

On November 27, 2020, Lumen Technologies, Inc. issued $1.0 billion of 4.500% Senior Notes due 2029. The proceeds from this offering were used to redeem outstanding senior notes of Qwest Corporation and reduce borrowings under the Revolving Credit Facility.

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

On January 24, 2020, Lumen Technologies, Inc. issued $1.25 billion aggregate principal amount of its 4.000% Senior Secured Notes due 2027 (the “2027 Notes”). Lumen Technologies, Inc. used the net proceeds from this offering to repay a portion of the outstanding indebtedness under its Term Loan B facility. The 2027 Notes are guaranteed by each of Lumen’s domestic subsidiaries that guarantees Lumen's Amended Credit Agreement, subject to various exceptions and limitations. While the 2027 Notes are not secured by any of the assets of Lumen Technologies, Inc., certain of the note guarantees are secured by a first priority security interest in substantially all of the assets of such guarantors (including the stock of certain of their respective subsidiaries), which assets also secure obligations under the Amended Credit Agreement on a pari passu basis.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,575	1,743	2,093
Capitalized interest	(53)	(75)	(72)
Total interest expense	$1,522	1,668	2,021

Covenants

Lumen Technologies, Inc.

With respect to the Term Loan A and A-1 facilities and the Revolving Credit Facility, the Amended Credit Agreement requires us to maintain (i) a maximum total leverage ratio of not more than 4.75 to 1.00 and (ii) a minimum consolidated interest coverage ratio of at least 2.00 to 1.00, with such ratios being determined and calculated in the manner described in the Amended Credit Agreement.

The Amended Secured Credit Facilities contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with our affiliates, dispose of assets and merge or consolidate with any other person.

The senior unsecured notes of Lumen Technologies, Inc. were issued under four separate indentures. These indentures restrict our ability to (i) incur, issue or create liens upon the property of Lumen Technologies, Inc. and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. These indentures do not contain any provisions that restrict the issuance of new securities in the event of a material adverse change to us. The senior secured notes of Lumen Technologies, Inc. were issued under a separate indenture that contains a more restrictive set of covenants. As indicated above under "Senior Notes", Lumen Technologies, Inc. will be required to offer to purchase certain of its long-term debt securities issued under its indentures under certain circumstances in connection with a "change of control" of Lumen Technologies, Inc.

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

Qwest Companies

Under its term loan, Qwest Corporation must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio of not more than 2.85 to 1.00, as determined and calculated in the manner described in the applicable term loan documentation. The term loan also contains a negative pledge covenant, which generally requires Qwest Corporation to secure equally and ratably any advances under the term loan if it pledges assets or permits liens on its property for the benefit of other debtholders.

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

Embarq

Embarq's senior notes (which, as indicated above, were classified as held for sale at December 31, 2021) were issued pursuant to an indenture dated as of May 17, 2006. While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq's consolidated net tangible assets. The indenture also contains restrictions on the consummation of certain transactions substantially similar to Lumen’s above-described covenants (but without mandatory repurchase provision), as well as certain customary covenants to maintain properties and pay all taxes and lawful claims.

Impact of Covenants

The debt covenants applicable to Lumen Technologies, Inc. and its subsidiaries could have a material adverse impact on their ability to operate or expand their respective businesses, to pursue strategic transactions, or to otherwise pursue their plans and strategies. The covenants of the Level 3 companies may significantly restrict the ability of Lumen Technologies, Inc. to receive cash from the Level 3 companies, to distribute cash from the Level 3 companies to other of Lumen’s affiliated entities, or to enter into other transactions among Lumen’s wholly-owned entities.

Certain of the debt instruments of Lumen Technologies, Inc. and its subsidiaries contain cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument.

The ability of Lumen Technologies, Inc. and its subsidiaries to comply with the financial covenants in their respective debt instruments could be adversely impacted by a wide variety of events, including unforeseen contingencies, many of which are beyond their control.

Compliance

As of December 31, 2021, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen Technologies does not guarantee the debt of any unaffiliated parties, but, as noted above, as of December 31, 2021 certain of its largest subsidiaries guaranteed (i) its debt outstanding under its Amended Secured Credit Facilities, its senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure their respective guarantees.

(8)    Accounts Receivable

The following table presents details of our accounts receivable balances:

	As of December 31,
	2021	2020
	(Dollars in millions)
Trade and purchased receivables	$1,281	1,717
Earned and unbilled receivables	315	345
Other	62	91
Total accounts receivable	1,658	2,153
Less: allowance for credit losses	(114)	(191)
Accounts receivable, less allowance	$1,544	1,962

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

The following table presents details of our allowance for credit losses accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2021	$191	105	(182)	114
2020(1)	106	189	(104)	191
2019	142	145	(181)	106
_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of $2 million tax effect. This adjustment is included within "Deductions." See Note 6—Credit Losses on Financial Instruments for more information.

(9)    Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2021	2020
		(Dollars in millions)
Land	N/A	$751	848
Fiber, conduit and other outside plant(1)	15-45 years	15,366	26,522
Central office and other network electronics(2)	3-10 years	15,394	20,692
Support assets(3)	3-30 years	7,181	8,261
Construction in progress(4)	N/A	1,474	1,611
Gross property, plant and equipment		40,166	57,934
Accumulated depreciation		(19,271)	(31,596)
Net property, plant and equipment		$20,895	26,338
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures. Fiber, conduit and other outside plant decreased as of December 31, 2021 compared to December 31, 2020 due to the retirement of a portion of our copper-based infrastructure being replaced with our Quantum Fiber infrastructure.
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

At December 31, 2021, we classified $5.1 billion of certain property, plant and equipment, net as held for sale and discontinued recording depreciation on these disposal groups. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

We recorded depreciation expense of $2.7 billion, $3.0 billion and $3.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

Asset Retirement Obligations

As of December 31, 2021 and 2020, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

Our fair value estimates were determined using the discounted cash flow method.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Balance at beginning of year	$199	197	190
Accretion expense	10	10	11
Liabilities settled	(13)	(8)	(14)
Change in estimate	(2)	—	10
Reclassified as held for sale(1)	(12)	—	—
Balance at end of year	$182	199	197
_______________________________________________________________________________
(1)Represents the amounts reclassified as held for sale related to our planned divestitures. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

The 2019 and 2021 changes in estimates referred to in the table above were offset against gross property, plant and equipment.

(10) Severance

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2019	$89
Accrued to expense	151
Payments, net	(137)
Balance at December 31, 2020	103
Accrued to expense	3
Payments, net	(70)
Balance at December 31, 2021	$36

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

Pension Benefits

United States funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Pension Plan is to make contributions with the objective of accumulating ample assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of the Combined Pension Plan was $1.1 billion and $1.7 billion as of December 31, 2021 and 2020, respectively.

We made no voluntary cash contributions to the Combined Pension Plan in 2021 and 2020, respectively, and paid $5 million of benefits directly to participants of our non-qualified pension plans in 2021 and 2020, respectively.

Benefits paid by the Combined Pension Plan are paid through a trust that holds all of the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2022. We do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2022. We estimate that in 2022 we will pay $4 million of benefits directly to participants of our non-qualified pension plans.

We recognize in our consolidated balance sheets the funded status of the legacy Level 3 defined benefit post-retirement plans. The net unfunded status of these plans was $17 million and $33 million, as of December 31, 2021 and 2020, respectively. Additionally, as previously mentioned, we sponsor unfunded non-qualified pension plans for certain current and former highly-compensated employees. The net unfunded status of our non-qualified pension plans was $46 million and $51 million for the years ended December 31, 2021 and 2020, respectively. Due to the insignificant impact of these pension plans on our consolidated financial statements, we have predominantly excluded them from the remaining employee benefit disclosures in this Note, unless specifically stated.

Post-Retirement Benefits

Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trusts are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $2.8 billion and $3.0 billion as of December 31, 2021 and 2020, respectively.

Assets in the post-retirement trusts were substantially depleted as of December 31, 2016; as of December 31, 2019 the Company ceased to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2021 nor 2020. Starting in 2020, benefits were paid directly by us with available cash. In 2021, we paid $203 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2022, we currently expect to pay directly $217 million of post-retirement benefits, net of participant contributions and direct subsidies.

We expect our expected health care cost trend to range from 5.00% to 5.75% in 2022 and grading to 4.50% by 2025. Our post-retirement benefit cost, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

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

	Combined Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2022	$850	220	(3)
2023	729	216	(3)
2024	706	211	(3)
2025	686	206	(3)
2026	664	200	(3)
2027 - 2031	2,978	899	(10)

Net Periodic Benefit Expense (Income)

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

	Combined Pension Plan			Post-Retirement Benefit Plans
	2021	2020	2019	2021	2020	2019
Actuarial assumptions at beginning of year:
Discount rate	1.70% - 2.88%	2.79% - 3.55%	3.94% - 4.44%	1.58% - 2.60%	1.69% - 3.35%	3.84% - 4.38%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets(1)	5.50%	6.50%	6.50%	4.00%	4.00%	4.00%
Initial health care cost trend rate	N/A	N/A	N/A	6.25% / 5.00%	6.50% / 5.00%	6.50% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
_______________________________________________________________________________
N/A - Not applicable
(1)Rates are presented net of projected fees and administrative costs.

Net periodic benefit expense (income) for our Combined Pension Plan includes the following components:

	Combined Pension Plan Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Service cost	$56	59	56
Interest cost	201	324	436
Expected return on plan assets	(535)	(593)	(618)
Settlement charges	383	—	—
Special termination benefits charge	6	13	6
Recognition of prior service credit	(9)	(9)	(8)
Recognition of actuarial loss	184	202	223
Net periodic pension expense (income)	$286	(4)	95

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Service cost	$14	14	15
Interest cost	47	69	110
Expected return on plan assets	—	(1)	(1)
Recognition of prior service cost	15	16	16
Recognition of actuarial loss	4	—	—
Curtailment loss	—	8	—
Net periodic post-retirement benefit expense	$80	106	140

Service costs for our Combined Pension Plan and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other expense, net on our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. As a result of ongoing efforts to reduce our workforce, we recognized one-time charges in 2021 of $6 million, in 2020 of $21 million and in 2019 of $6 million for curtailment and special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. The lump sum pension settlement payments for 2021 exceeded the settlement threshold. In addition, during the fourth quarter of 2021, we executed an annuity purchase contract with a third party insurer that triggered additional settlement activity (see “Pension Annuitization” section below for further information). As a result, we recognized a non-cash settlement charge of $383 million as of December 31, 2021 to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which is reflected in other expense, net in our consolidated statement of operations for the year ended December 31, 2021. This non-cash charge reduced our recorded net income and increased our recorded accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders' equity for the year ended December 31, 2021. The amount of any future non-cash settlement charges after 2021 will be dependent on several factors, including the total amount of our future lump sum benefit payments.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2021 and 2020 and are as follows:

	Combined Pension Plan		Post-Retirement Benefit Plans
	December 31,		December 31,
	2021	2020	2021	2020
Actuarial assumptions at end of year:
Discount rate	2.85%	2.43%	2.84%	2.40%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	5.75% / 5.00%	6.25% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2025	2025
_______________________________________________________________________________
N/A - Not applicable

In 2021, 2020 and 2019, we adopted the revised mortality tables and projection scales released by the Society of Actuaries, which increased the projected benefit obligation of our benefit plans by $37 million for 2021 and decreased the projected benefit obligation of our benefit plans by $3 million and $4 million for 2020 and 2019, respectively. The change in the projected benefit obligation of our benefit plans was recognized as part of the net actuarial loss and is included in accumulated other comprehensive loss, a portion of which is subject to amortization over the remaining estimated life of plan participants, which was approximately 8 years as of December 31, 2021.

The short-term and long-term interest crediting rates during 2021 for cash balance components of the Combined Pension Plan were 1.5% and 3.5%, respectively.

The following tables summarize the change in the benefit obligations for the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$12,202	12,217	11,594
Service cost	56	59	56
Interest cost	201	324	436
Plan amendments	(13)	(3)	(9)
Special termination benefits charge	6	13	6
Actuarial (gain) loss	(337)	749	1,249
Benefits paid from plan assets	(766)	(1,157)	(1,115)
Settlement payments and annuity purchase	(1,671)	—	—
Benefit obligation at end of year	$9,678	12,202	12,217

	Post-Retirement Benefit Plans Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,048	3,037	2,977
Service cost	14	14	15
Interest cost	47	69	110
Participant contributions	41	46	52
Direct subsidy receipts	3	6	7
Actuarial (gain) loss	(125)	134	180
Curtailment loss	—	4	—
Benefits paid by company	(247)	(255)	(300)
Benefits paid from plan assets	—	(7)	(4)
Benefit obligation at end of year	$2,781	3,048	3,037

Pension Annuitization

On October 19, 2021, we, as sponsor of the Combined Pension Plan, along with the Plan’s independent fiduciary, entered into an agreement committing the Plan to use a portion of its plan assets to purchase an annuity from an insurance company (the "Insurer") to transfer approximately $1.4 billion of the Plan’s pension liabilities. This agreement irrevocably transferred to the Insurer future Plan benefit obligations for approximately 22,600 U.S. Lumen participants (“Transferred Participants”) effective on December 31, 2021. This annuity transaction was funded entirely by existing Plan assets.

The Insurer assumed responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants. Transferred Participants’ benefits were not reduced as a result of this transaction.

Plan Assets

We maintain plan assets for our Combined Pension Plan and certain post-retirement benefit plans. As previously noted, assets in the post-retirement benefit plan trusts were substantially depleted as of December 31, 2016. Fair value of post-retirement benefit plan assets of December 31, 2021, 2020 and 2019 was $5 million, $5 million and $13 million, respectively. Due to the insignificance of these assets on our consolidated financial statements, we have predominantly excluded them from the disclosures of plan assets in this Note, unless otherwise indicated.

The following table summarizes the change in the fair value of plan assets for the Combined Pension Plan:

	Combined Pension Plan Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$10,546	10,493	10,033
Return on plan assets	422	1,210	1,575
Benefits paid from plan assets	(766)	(1,157)	(1,115)
Settlement payments and annuity purchase	(1,671)	—	—
Fair value of plan assets at end of year	$8,531	10,546	10,493

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plan's assets, net of administrative expenses paid from plan assets. It is determined annually based on the strategic asset allocation and the long-term risk and return forecast for each asset class.

Our investment objective for the Combined Pension Plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. We employ a liability-aware investment strategy designed to reduce the volatility of pension assets relative to pension liabilities. This strategy is evaluated frequently and is expected to evolve over time with changes in the funded status and other factors. Approximately 55% of plan assets is targeted to long-duration investment grade bonds and interest rate sensitive derivatives and 45% is targeted to diversified equity, fixed income and private market investments that are expected to outperform the liability with moderate funded status risk. At the beginning of 2022, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 6.0%. Administrative expenses, including projected PBGC (Pension Benefit Guaranty Corporation) premiums reduce the annual long-term expected return net of administrative expenses to 5.5%.

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

At December 31, 2021, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2021:

•Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded. U.S. Treasury securities are valued at the bid price reported in an active market in which the security is traded. Variation margin due from/(to) brokers is valued at the expected next day cash settlement amount.

•Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, and other methods by which all significant inputs were observable at the measurement date. Fixed income securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings, the new issue market for similar securities, secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate fixed income securities that have early redemption features. Derivative securities traded over the counter are valued based on gains or losses due to fluctuations in indices, interest rates, foreign currency exchange rates, security prices or other underlying factors. Repurchase agreements are valued based on expected settlement per the contract terms.

•Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date. Valuation methods may consider a range of factors, including estimates based on the assumptions of the investment entity or actuarial assumptions of insurers for valuing Group Annuity Contracts.

The plan's assets are invested in various asset categories utilizing multiple strategies and investment managers. Interests in commingled funds are fair valued using a practical expedient to the net asset value ("NAV") per unit (or its equivalent) of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV, with a frequency that includes, daily, monthly, quarterly, semi-annually and annually. These commingled funds include redemption notice periods between same day and 180 days. Investments in private funds, primarily limited partnerships, represent long-term commitments with a fixed maturity date and are also valued at NAV. The plan has unfunded commitments related to certain private fund investments, which in aggregate are not material to the plan. Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market. Underlying investments held in funds are aggregated and are classified based on the fund mandate. Investments held in separate accounts are individually classified.

The table below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2021. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$862	3,744	—	4,606
High yield bonds (b)	—	172	6	178
Emerging market bonds (c)	64	169	—	233
U.S. stocks (d)	330	3	5	338
Non-U.S. stocks (e)	256	—	—	256
Multi-asset strategies (l)	41	—	—	41
Derivatives (m)	—	1	—	1
Cash equivalents and short-term investments (o)	2	379	—	381
Total investments, excluding investments valued at NAV	$1,555	4,468	11	6,034
Liabilities
Repurchase agreements (n)	$—	(193)	—	(193)
Investments valued at NAV				2,690
Total pension plan assets				$8,531

The table below present the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2020. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2020
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$726	4,066	—	4,792
High yield bonds (b)	—	262	6	268
Emerging market bonds (c)	218	172	—	390
U.S. stocks (d)	653	—	2	655
Non-U.S. stocks (e)	593	1	—	594
Multi-asset strategies (l)	199	—	—	199
Cash equivalents and short-term investments (o)	—	281	—	281
Total investments, excluding investments valued at NAV	$2,389	4,782	8	7,179
Liabilities
Derivatives (m)	$—	(1)	—	(1)
Investments valued at NAV				3,368
Total pension plan assets				$10,546

The table below presents the fair value of plan assets valued at NAV by category for our Combined Pension Plan at December 31, 2021 and 2020.

	Fair Value of Plan Assets Valued at NAV
	Combined Pension Plan at December 31,
	2021	2020
	(Dollars in millions)
Investment grade bonds (a)	$127	352
High yield bonds (b)	70	25
U.S. stocks (d)	71	192
Non-U.S. stocks (e)	398	308
Emerging market stocks (f)	11	81
Private equity (g)	348	283
Private debt (h)	495	505
Market neutral hedge funds (i)	141	222
Directional hedge funds (j)	241	254
Real estate (k)	420	543
Multi-asset strategies (l)	38	375
Cash equivalents and short-term investments (o)	330	228
Total investments valued at NAV	$2,690	3,368

Below is an overview of the asset categories and the underlying strategies used in the preceding tables:

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

(m) Derivatives include exchange traded futures contracts as well as privately negotiated over the counter contracts. The market values represent gains or losses that occur due to differences between stated contract terms and fluctuations in underlying market instruments.

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

	Gross Notional Exposure
	Combined Pension Plan Years Ended December 31,
	2021	2020
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$108	84
Exchange-traded Treasury and other interest rate futures	1,688	1,033
Exchange-traded Foreign currency futures	11	12
Exchange-traded EURO futures	5	6
Interest rate swaps	127	124
Credit default swaps	132	43
Index swaps	1,036	1,297
Foreign exchange forwards	93	769
Options	654	222

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

The table below presents a rollforward of the Combined Pension Plan assets valued using Level 3 inputs:

	Combined Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	U.S. Stocks	Private Debt	Total
	(Dollars in millions)
Balance at December 31, 2019	$5	1	16	22
Acquisitions (dispositions)	1	—	(17)	(16)
Actual return on plan assets	—	1	1	2
Balance at December 31, 2020	6	2	—	8
Actual return on plan assets	—	3	—	3
Balance at December 31, 2021	$6	5	—	11

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2021, the investment program produced actual gains on Combined Pension Plan assets of $422 million as compared to expected returns of $535 million, for a difference of $113 million. For the year ended December 31, 2020, the investment program produced actual gains on Combined Pension Plan assets of $1.2 billion as compared to the expected returns of $593 million, for a difference of $618 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2021	2020	2021	2020
	(Dollars in millions)
Benefit obligation	$(9,678)	(12,202)	(2,781)	(3,048)
Fair value of plan assets	8,531	10,546	5	5
Unfunded status	(1,147)	(1,656)	(2,776)	(3,043)
Current portion of unfunded status	—	—	(212)	(228)
Non-current portion of unfunded status	$(1,147)	(1,656)	(2,564)	(2,815)

The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.

Accumulated Other Comprehensive Loss-Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2020, items recognized as a component of net periodic benefits expense in 2021, additional items deferred during 2021 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2021. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2020	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2021
	(Dollars in millions)
Accumulated other comprehensive (loss) income
Pension plans:
Net actuarial (loss) gain	$(2,993)	186	243	429	(2,564)
Settlement charge	—	383	—	383	383
Prior service benefit (cost)	41	(9)	13	4	45
Deferred income tax benefit (expense)	755	(137)	(59)	(196)	559
Total pension plans	(2,197)	423	197	620	(1,577)
Post-retirement benefit plans:
Net actuarial (loss) gain	(346)	4	125	129	(217)
Prior service (cost) benefit	(20)	15	—	15	(5)
Curtailment loss	4	—	—	—	4
Deferred income tax benefit (expense)	90	(5)	(31)	(36)	54
Total post-retirement benefit plans	(272)	14	94	108	(164)
Total accumulated other comprehensive (loss) income	$(2,469)	437	291	728	(1,741)

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

	As of and for the Years Ended December 31,
	2019	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2020
	(Dollars in millions)
Accumulated other comprehensive (loss) income
Pension plans:
Net actuarial (loss) gain	$(3,046)	203	(150)	53	(2,993)
Prior service benefit (cost)	47	(9)	3	(6)	41
Deferred income tax benefit (expense)	770	(47)	32	(15)	755
Total pension plans	(2,229)	147	(115)	32	(2,197)
Post-retirement benefit plans:
Net actuarial (loss) gain	(175)	—	(171)	(171)	(346)
Prior service (cost) benefit	(71)	16	35	51	(20)
Curtailment loss	—	4	—	4	4
Deferred income tax benefit (expense)	62	(5)	33	28	90
Total post-retirement benefit plans	(184)	15	(103)	(88)	(272)
Total accumulated other comprehensive (loss) income	$(2,413)	162	(218)	(56)	(2,469)

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $309 million, $307 million and $381 million for the years ended December 31, 2021, 2020 and 2019, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $120 million, $133 million, $148 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.

401(k) Plans

We sponsor a qualified defined contribution plan covering substantially all of our U.S. employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service. Currently, we match a percentage of employee contributions in cash. At December 31, 2021 and 2020, the assets of the plan included approximately 10 million and 11 million shares of our common stock, respectively, all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to this plan of $96 million, $101 million and $113 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Compensation Plans

We sponsored non-qualified deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of liabilities related to these plans was not significant.

Subsequent Event

As of January 1, 2022, a new pension plan (the "Lumen Pension Plan") was spun off from the Lumen Combined Pension Plan in anticipation of the sale of the ILEC business, as described further in Note 2—Planned Divestiture of the Latin American and ILEC Businesses. The Lumen Pension Plan covers approximately 2,500 active plan participants along with 19,000 other participants, resulting in a pension benefit obligation of $2.5 billion and assets of $2.2 billion allocated to the Lumen Pension Plan. In addition, the December 31, 2021 actuarial (loss) gain and prior service cost included in accumulated other comprehensive loss was allocated to the Lumen Pension Plan or the Lumen Combined Pension Plan. The amounts allocated to the Lumen Pension Plan are subject to adjustment up to the closing of the sale of the ILEC business. We will recognize pension costs related to both plans during 2022 until the sale of the ILEC business, at which time balances related to the Lumen Pension Plan will be included in the calculation of our gain on the sale of the business.

(12)    Stock-based Compensation

We maintain an equity incentive program that allows our Board of Directors (through its Compensation Committee or a senior officer acting under delegated authority) to grant incentives to certain employees and outside directors in one or more forms, including: incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and market and performance shares. Stock options generally expire ten years from the date of grant. There was an insignificant amount of outstanding stock options as of December 31, 2020 and none as of December 31, 2021.

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

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2020	21,508	$12.37
Granted	13,908	13.95
Vested	(11,161)	13.56
Forfeited	(1,828)	12.58
Non-vested at December 31, 2021	22,427	12.74

During 2021, we granted 13.9 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $13.95. During 2020, we granted 17.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $12.08. During 2019, we granted 9.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $12.41. The total fair value of restricted stock that vested during 2021, 2020 and 2019, was $139 million, $126 million and $118 million, respectively. We do not estimate forfeitures, but recognize them as they occur.

Compensation Expense and Tax Benefit

We recognize compensation expense related to our market and performance stock-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all stock-based payment arrangements for the years ended December 31, 2021, 2020 and 2019, was $120 million, $175 million and $162 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our stock-based payment arrangements for the years ended December 31, 2021, 2020 and 2019, was $29 million, $43 million and $39 million, respectively. At December 31, 2021, there was $147 million of total unrecognized compensation expense related to our stock-based payment arrangements, which we expect to recognize over a weighted-average period of 1.5 years.

(13)    Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share for the years ended December 31, 2021, 2020 and 2019 were calculated as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Loss) (Numerator)
Net Income (Loss)	$2,033	(1,232)	(5,269)
Net income (loss) applicable to common stock for computing basic earnings (loss) per common share	2,033	(1,232)	(5,269)
Net income (loss) as adjusted for purposes of computing diluted earnings (loss) per common share	$2,033	(1,232)	(5,269)
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	1,077,393	1,096,284	1,088,730
Non-vested restricted stock	(17,852)	(17,154)	(17,289)
Weighted average shares outstanding for computing basic earnings (loss) per common share	1,059,541	1,079,130	1,071,441
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	—	—
Shares issuable under incentive compensation plans	7,227	—	—
Number of shares as adjusted for purposes of computing diluted earnings (loss) per common share	1,066,778	1,079,130	1,071,441
Basic earnings (loss) per common share	$1.92	(1.14)	(4.92)
Diluted earnings (loss) per common share(1)	$1.91	(1.14)	(4.92)
______________________________________________________________________________
(1)For the years ended December 31, 2020 and December 31, 2019, we excluded from the calculation of diluted loss per share 5.3 million shares and 3.0 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted earnings (loss) per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 3.2 million, 3.2 million and 6.8 million for 2021, 2020 and 2019, respectively.

(14)    Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt, excluding finance lease and other obligations, interest rate swap contracts and certain investments. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values.

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

We determined the fair values of our long-term debt, including the current portion, based on quoted market prices where available or, if not available, based on inputs other than quoted market prices in active markets that are either directly or indirectly observable such as discounted future cash flows using current market interest rates.

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of December 31, 2021:

		As of December 31, 2021		As of December 31, 2020
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations(1)	2	$28,635	29,221	31,542	33,217
Interest rate swap contracts (see Note 15)	2	25	25	107	107
______________________________________________________________________
(1)As of December 31, 2021, these amounts exclude $1.4 billion of carrying amount and $1.6 billion of fair value of debt that has been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Investment Held at Net Asset Value

We hold an investment in a limited partnership that functions as holding company for a portion of the colocation and data center business that we divested in 2017. The limited partnership solely holds investments in those entities and has sole discretion as to the amount and timing of distributions of the underlying assets. Our investment did not have a readily determinable fair value as of December 31, 2020. As such, our investment in the limited partnership was previously accounted for under the cost method of accounting. As of December 31, 2021, the underlying investments held by the limited partnership began trading in active markets and as such, we elected to account for our investment in the limited partnership using net asset value ("NAV") as a practical expedient. As of December 31, 2021 the limited partnership is subject to a lock-up agreement that restricts the sale of certain underlying assets. The restriction is set to terminate in 2022.

	As of December 31, 2021	As of December 31, 2020
	NAV	Cost
	(Dollars in millions)
Investment in limited partnership(1)	$299	161
______________________________________________________________________
(1)For the year ended December 31, 2021, we recognized $138 million of gain on investment, reflected in other expense, net in our consolidated statement of operations for the year ended December 31, 2021.

(15) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 7—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, our interest expense increases. Conversely, if interest rates decrease, our interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

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

As of December 31, 2021, 2020 and 2019, we evaluated the effectiveness of our hedges quantitatively and determined that hedges in effect on such dates qualified as effective hedge relationships.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2021 and December 31, 2020 as follows (in millions):

		December 31, 2021	December 31, 2020
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$25	107

The amount of unrealized losses recognized in AOCI consists of the following (in millions):

Derivatives designated as hedging instruments	2021	2020	2019
Cash flow hedging contracts
Years Ended December 31,	$1	115	53

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following (in millions):

Derivatives designated as hedging instruments	2021	2020	2019
Cash flow hedging contracts
Years Ended December 31,	$83	62	2

Amounts currently included in AOCI will be reclassified into earnings prior to the ongoing settlements of these cash flow hedging contracts on March 31, 2022 or June 30, 2022. We estimate that $25 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of December 31, 2021) will be reflected in our consolidated statements of operations within the next 12 months.

(16)    Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income tax expense:
Federal
Current	$5	5	7
Deferred	514	338	376
State
Current	42	50	15
Deferred	72	55	81
Foreign
Current	23	29	35
Deferred	12	(27)	(11)
Total income tax expense	$668	450	503

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$668	450	503
Stockholders' equity:
Tax effect of the change in accumulated other comprehensive loss	$222	17	(62)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2021	2020	2019
	(Percentage of pre-tax income (loss))
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	3.3%	(10.8)%	(1.6)%
Goodwill impairment	—%	(71.0)%	(28.6)%
Change in liability for unrecognized tax position	0.1%	(0.6)%	(0.2)%
Legislative changes to GILTI	—%	1.8%	—%
Nondeductible executive stock compensation	0.2%	(1.6)%	(0.1)%
Change in valuation allowance	—%	2.6%	—%
Net foreign income taxes	0.6%	(0.6)%	(0.5)%
Research and development credits	(0.5)%	1.6%	0.1%
Other, net	—%	0.1%	(0.7)%
Effective income tax rate	24.7%	(57.5)%	(10.6)%

The effective tax rate for the year ended December 31, 2020 includes a $555 million unfavorable impact of non-deductible goodwill impairments, a $14 million favorable impact in tax regulations passed in 2020 allowing a high tax exception related to our tax exposure of Global Intangible Low-Taxed Income ("GILTI"), as well as a $20 million benefit related to the release of previously established valuation allowances against capital losses. The effective tax rate for the year ended December 31, 2019 reflects a $1.4 billion unfavorable impact of non-deductible goodwill impairments.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$978	1,164
Net operating loss carryforwards	2,463	3,138
Other employee benefits	96	119
Other	554	604
Gross deferred tax assets	4,091	5,025
Less valuation allowance	(1,566)	(1,538)
Net deferred tax assets	2,525	3,487
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,941)	(3,882)
Goodwill and other intangible assets	(2,473)	(2,755)
Gross deferred tax liabilities	(6,414)	(6,637)
Net deferred tax liability	$(3,889)	(3,150)

Of the $3.9 billion and $3.2 billion net deferred tax liability at December 31, 2021 and 2020, respectively, $4.0 billion and $3.3 billion is reflected as a long-term liability and $160 million and $191 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets at December 31, 2021 and 2020, respectively.

At December 31, 2021, we had federal NOLs of $2.9 billion, net of limitations of Section 382 of the Internal Revenue Code ("Section 382") and uncertain tax positions, for U.S. federal income tax purposes. If unused, the NOLs will expire between 2026 and 2037. The U.S. federal net operating loss carryforwards expire as follows:

Expiring	Amount
December 31,	(Dollars in millions)
2026	$741
2027	375
2028	637
2029	645
2030	668
2031	733
2032	348
2033	238
2037	2,976
NOLs per return	7,361
Uncertain tax positions	(4,457)
Financial NOLs	$2,904

We expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances.

At December 31, 2021 we had state net operating loss carryforwards of $16 billion (net of uncertain tax positions). We also had foreign NOL carryforwards of $6 billion. Our acquisitions of Level 3, Qwest and SAVVIS, Inc. caused "ownership changes" within the meaning of Section 382 for the acquired companies. As a result, our ability to use these NOLs and tax credits are subject to annual limits imposed by Section 382.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2021, a valuation allowance of $1.6 billion was established as it is more likely than not that this amount of net operating loss, capital loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2021 and 2020 is primarily related to foreign and state NOL carryforwards. This valuation allowance increased by $28 million during 2021, primarily due to the impact of adjustments related to the planned divestiture of our Latin American business.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2021 and 2020 is as follows:

	2021	2020
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$1,474	1,538
Increase in tax positions of the current year netted against deferred tax assets	1	18
Increase in tax positions of prior periods netted against deferred tax assets	—	5
Decrease in tax positions of the current year netted against deferred tax assets	(101)	(86)
Decrease in tax positions of prior periods netted against deferred tax assets	(1)	(5)
Increase in tax positions taken in the current year	4	4
Increase in tax positions taken in the prior year	2	1
Decrease due to payments/settlements	(3)	(1)
Decrease from the lapse of statute of limitations	(1)	—
Unrecognized tax benefits at end of year	$1,375	1,474

The total amount (including both interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $273 million and $267 million at December 31, 2021 and 2020, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $24 million and $23 million at December 31, 2021 and 2020, respectively.

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

(17)    Segment Information

In early 2021, Jeff Storey, our chief executive officer, who serves as chief operating decision maker ("CODM"), made changes to our segment and customer-facing sales channel reporting categories to align with operational changes designed to better support our customers. Since these changes, we have reported two segments: Business and Mass Markets. The Business segment includes four sales channels: International and Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. These changes also include both the creation of new product categories and the realignment of products and services within previously reported product categories to better reflect product life cycles and our go-to-market approach. For Business segment revenue, we report the following product categories: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services and Voice and Other, in each case through the sales channels outlined above. For Mass Markets segment revenue, we report the following product categories: Consumer Broadband, SBG Broadband, Voice and Other and CAF II. See detailed descriptions of these product and service categories in Note 4—Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and directly associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "Operations and Other" in the tables below. As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1—Background and Summary of Significant Accounting Policies for additional detail on these changes.

At December 31, 2021, we had the following two reportable segments:
•Business Segment: Under our Business segment, we provide our products and services under four distinct sales channels to meet the needs of our enterprise and commercial customers; and
•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to consumer and small business customers.
The following tables summarize our segment results for 2021, 2020 and 2019 based on the segment categorization we were operating under at December 31, 2021.

	Year Ended December 31, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:	$14,119	5,568	19,687	—	19,687
Expenses:
Cost of services and products	3,484	152	3,636	4,852	8,488
Selling, general and administrative	1,189	530	1,719	1,176	2,895
Less: stock-based compensation	—	—	—	(120)	(120)
Total expense	4,673	682	5,355	5,908	11,263
Total adjusted EBITDA	$9,446	4,886	14,332	(5,908)	8,424

	Year Ended December 31, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:	$14,817	5,895	20,712	—	20,712
Expenses:
Cost of services and products	3,649	203	3,852	5,082	8,934
Selling, general and administrative	1,269	574	1,843	1,621	3,464
Less: stock-based compensation	—	—	—	(175)	(175)
Total expense	4,918	777	5,695	6,528	12,223
Total adjusted EBITDA	$9,899	5,118	15,017	(6,528)	8,489

	Year Ended December 31, 2019
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:	$15,239	6,219	21,458	—	21,458
Expenses:
Cost of services and products	3,598	214	3,812	5,322	9,134
Selling, general and administrative	1,364	630	1,994	1,721	3,715
Less: stock-based compensation	—	—	—	(162)	(162)
Total expense	4,962	844	5,806	6,881	12,687
Total adjusted EBITDA	$10,277	5,375	15,652	(6,881)	8,771

Revenue and Expenses

Our segment revenue includes all revenue from our two segments as described in more detail above. Our segment revenue is based upon each customer's classification. We report our segment revenue based upon all services provided to that segment's customers. Our segment expenses include specific cost of service expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities. We have not allocated assets or debt to specific segments.

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our CODM by segment:

•network expenses not incurred as a direct result of providing services and products to segment customers;

•centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Other operating expenses" in the table below;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items are not monitored as a part of our segment operations.

The following table reconciles total segment adjusted EBITDA to net income (loss) for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Total segment adjusted EBITDA	$14,332	15,017	15,652
Depreciation and amortization	(4,019)	(4,710)	(4,829)
Goodwill impairment	—	(2,642)	(6,506)
Operations and other expenses	(5,908)	(6,528)	(6,881)
Stock-based compensation	(120)	(175)	(162)
Operating income (loss)	4,285	962	(2,726)
Total other expense, net	(1,584)	(1,744)	(2,040)
Income (loss) before income taxes	2,701	(782)	(4,766)
Income tax expense	668	450	503
Net income (loss)	$2,033	(1,232)	(5,269)

We do not have any single customer that comprises more than 10% of our consolidated total operating revenue.

The assets we hold outside of the U.S. represent less than 10% of our total assets. Revenue from sources outside of the U.S. comprises less than 10% of our total operating revenue.

(18)    Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2021 and December 31, 2020 aggregated to approximately $103 million and $141 million, respectively, and are included in other current liabilities, other liabilities, or liabilities held for sale in our consolidated balance sheets as of such dates. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision reduced our exposure in the case. In a June 2021 ruling in one of the pending cases, another trial court awarded the cities of Columbia and Joplin approximately $55 million, plus statutory interest. We have appealed that decision to the Missouri Court of Appeals. That appeal is pending. If the trial court's decision is not overturned or modified in light of the Missouri Supreme Court's decision, it will result in a tax liability to us in excess of our reserved accruals established for these matters. We continue to vigorously defend against these claims.

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

December 2018 Outage Proceedings

We experienced an outage on one of our transport networks that impacted voice, IP, 911, and transport services for some of our customers between the 27th and 29th of December 2018. We believe that the outage was caused by a faulty network management card from a third-party equipment vendor.

The FCC and four states (both Washington Utilities and Transportation Commission ("WUTC") and the Washington Attorney General; the Montana Public Service Commission; the Nebraska Public Service Commission; and the Wyoming Public Service Commission) initiated formal investigations. In November 2020, following the FCC's release of a public report on the outage, we negotiated a settlement which was released by the FCC in December 2020. The amount of the settlement was not material to our financial statements.

In December 2020, the Staff of the WUTC filed a complaint against us based on the December 2018 outage, seeking penalties owed for alleged violations of Washington regulations and laws. We have denied the allegations and will defend the claims asserted.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice. The Company is working with SUNAT to provide additional information before SUNAT submits its plan for complying with the Supreme Court of Justice's decision.

Brazilian Tax Claims

The São Paulo and Rio de Janeiro state tax authorities have issued tax assessments against our Brazilian subsidiaries for the Tax on Distribution of Goods and Services (“ICMS”), mainly with respect to revenue from leasing certain assets and revenue from the provision of Internet access services by treating such activities as the provision of communications services, to which the ICMS tax applies. We filed objections to these assessments in both states, arguing among other things that neither the lease of assets nor the provision of Internet access qualifies as communication services subject to ICMS.

We have appealed to the respective state judicial courts the decisions by the respective state administrative courts that rejected our objections to these assessments. In cases in which state lower courts ruled partially in our favor finding that the lease assets are not subject to ICMS, and in connection, the State appealed those rulings. In other cases, the assessment was affirmed at the first administrative level and our appeal to the second administrative level is pending. Other assessments are still pending state judicial decisions.

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $46 million as of December 31, 2021, in excess of the reserved accruals established for these matters.

Qui Tam Action

Level 3 was notified in late 2017 of a qui tam action pending against Level 3 Communications, Inc. and others in the U.S. District Court for the Eastern District of Virginia, captioned United States of America ex rel., Stephen Bishop v. Level 3 Communications, Inc. et al. The amended complaint alleged that Level 3, principally through two former employees, submitted false claims and made false statements to the government in connection with two government contracts. The relator sought damages in this lawsuit of approximately $50 million. The case was settled in the second quarter of 2021 for an immaterial amount. This matter is now fully resolved.

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, various tax issues, environmental law issues, grievance hearings before labor regulatory agencies and miscellaneous third-party tort actions or commercial disputes.

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next 12 months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

The matters listed in this Note do not reflect all of our contingencies. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

Right-of-Way

At December 31, 2021, our future rental commitments and Right-of-Way agreements were as follows:

Right-of-Way Agreements
(Dollars in millions)
2022	$246
2023	99
2024	84
2025	74
2026	71
2027 and thereafter	962
Total future minimum payments	$1,536

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $1.1 billion at December 31, 2021. Of this amount, we expect to purchase $414 million in 2022, $386 million in 2023 through 2024, $91 million in 2025 through 2026 and $188 million in 2027 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2021.

Amounts included in the Right-of-Way table and in the purchase commitments disclosed above are inclusive of contractual obligations related to our Latin American and ILEC businesses to be divested.

(19)    Other Financial Information

Other Current Assets

The following table presents details of other current assets in our consolidated balance sheets:

	As of December 31,
	2021	2020
	(Dollars in millions)
Prepaid expenses	$295	290
Income tax receivable	22	7
Materials, supplies and inventory	96	105
Contract assets	45	66
Contract acquisition costs	142	173
Contract fulfillment costs	106	114
Note receivable	56	—
Receivable for sale of land	56	—
Other	11	53
Total other current assets(1)	$829	808
______________________________________________________________________
(1)As of December 31, 2021, other current assets exclude $126 million that have been reclassified as held for sale.

Included in accounts payable at December 31, 2021 and 2020 were $248 million and $329 million, respectively, associated with capital expenditures.

(20) Repurchases of Lumen Common Stock

Effective August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. During the year ended December 31, 2021, we repurchased under this program 80.9 million shares of our outstanding common stock in the open market for an aggregate market price of $1.0 billion, or an average purchase price of $12.36 per share, thereby fully exhausting the program. All repurchased common stock has been retired. As a result, common stock and additional paid-in capital were reduced as of December 31, 2021 by $81 million and $919 million, respectively.

(21)    Accumulated Other Comprehensive Loss

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2021:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)
Other comprehensive income (loss) before reclassifications	197	94	(135)	(1)	155
Amounts reclassified from accumulated other comprehensive loss	423	14	—	63	500
Net current-period other comprehensive income (loss)	620	108	(135)	62	655
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2021:

Year Ended December 31, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$83	Interest expense
Income tax benefit	(20)	Income tax expense
Net of tax	$63

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$190	Other expense, net
Settlement charge	383	Other expense, net
Prior service cost	6	Other expense, net
Total before tax	579
Income tax benefit	(142)	Income tax expense
Net of tax	$437
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

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2020:

Year Ended December 31, 2020	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swap	$62	Interest expense
Income tax benefit	(16)	Income tax expense
Net of tax	$46

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$203	Other expense, net
Prior service cost	7	Other expense, net
Curtailment loss	4	Other expense, net
Total before tax	214
Income tax benefit	(52)	Income tax expense
Net of tax	$162
________________________________________________________________________
(1)See Note 11—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(22)    Labor Union Contracts

As of December 31, 2021, approximately 21% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 9% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending December 31, 2022.

(23)    Dividends

Our Board of Directors declared the following dividends payable in 2021 and 2020:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 18, 2021	11/29/2021	$0.25	$251	12/10/2021
August 19, 2021	8/30/2021	0.25	264	9/10/2021
May 20, 2021	6/1/2021	0.25	272	6/11/2021
February 25, 2021	3/8/2021	0.25	276	3/19/2021
November 19, 2020	11/30/2020	0.25	274	12/11/2020
August 20, 2020	8/31/2020	0.25	274	9/11/2020
May 20, 2020	6/1/2020	0.25	274	6/12/2020
February 27, 2020	3/9/2020	0.25	274	3/20/2020

The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On February 24, 2022, our Board of Directors declared a quarterly cash dividend of $0.25 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Indraneel Dev, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2021, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over reporting for the assets and liabilities to be sold through our two previously announced divestitures, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2021. The effectiveness of our internal control over financial reporting at December 31, 2021 has been audited by KPMG LLP, as stated in their report entitled "Opinion on Internal Control Over Financial Reporting" appearing in Item 8, which is incorporated into this item by reference.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2021. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

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

ITEM 9B. OTHER INFORMATION

The following disclosure is being made under Section 13(r) of the Exchange Act out of an abundance of caution:

We are required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. We do not derive any gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings are explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control. We currently plan to continue these activities as required to continue to provide commercial services in Russia.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	13,562,209	(1)	$—	(2)	35,706,306
Equity compensation plans not approved by shareholders	—		—		—
Totals	13,562,209	(1)	$—	(2)	35,706,306
_______________________________________________________________________________
(1)These amounts represent restricted stock units, some of which represent the difference between the number of shares of restricted stock subject to market conditions granted at target and the maximum possible payout for these awards. Depending on performance, the actual share payout of these awards may range between 0-200% of target.
(2)The amounts in column (a) represent restricted stock units, which do not have an exercise price.
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
2.1
Purchase Agreement, dated as of August 3, 2021, by and among Lumen Technologies, Inc., certain of its subsidiaries and Connect Holding LLC (incorporated by reference to Exhibit 2.1 to Lumen Technologies, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on August 4, 2021).

3.1
Composite Articles of Incorporation of Lumen Technologies, Inc., as amended through January 22, 2021 (incorporated by reference to Exhibit 3.1 to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

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

(iv).
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

(v).
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

(vi).
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

(vii).
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

e.
Indenture, dated June 15, 2021, among Lumen Technologies, Inc., as issuer, and Regions Bank, as trustee, relating to the issuance of Lumen Technologies, Inc.’s 5.375% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 15, 2021).

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

(ii).
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.750% Notes due 2057 (incorporated by reference to Exhibit 4.18 to Qwest Corporation’s Form 8-A (File No. 03040) filed with the Securities and Exchange Commission on April 27, 2017.

e.
Amended and Restated Credit Agreement, dated as of October 23, 2020, by and among Qwest Corporation, the several lenders from time to time parties thereto, and CoBank, ACB, as administrative agent (incorporated by reference to Exhibit 4.6(e) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

4.7	Instruments relating to indebtedness of Embarq Corporation.(1)

Exhibit Number	Description
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

Exhibit Number	Description
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

(i).
First Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC's unsecured guarantee of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(d)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

(ii).
Second Supplemental Indenture, dated as of March 2, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.625% Senior Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(d)(ii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

Exhibit Number	Description
d.
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

(i).
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.400% Senior Secured Notes due 2027 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(e)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

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

(i).
Supplemental Indenture, dated as of April 15, 2020, among Level 3 Financing, Inc., as issuer, The Bank of New York Mellon Trust Company, N.A., as trustee, and Level 3 Parent, LLC and several of its subsidiaries, as guarantors, designating and outlining the terms and conditions of the secured guarantees of the 3.875% Senior Secured Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(f)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

f.
Indenture, dated as of June 15, 2020, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on June 15, 2020).

(i).
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(g)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

(ii).
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 4.250% Senior Notes due 2028 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(g)(ii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

g.
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

Exhibit Number	Description
(i).
First Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(h)(i) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

(ii).
Second Supplemental Indenture, dated as of December 21, 2020, among Level 3 Parent LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.625% Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(h)(ii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 25, 2021).

h.
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

(i).*
First Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.

(ii).*
Second Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc.

i.
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

Exhibit Number	Description
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

	(vi)*	Form of RSU Agreement for annual time-based equity grants to Jeffrey K. Storey.
	(vii)*	Form of RSU Agreement for annual performance-based equity grants to Jeffery K. Storey.
	(viii)*	Form of Restricted Stock Agreement for annual time-based equity grants to certain executive officers (other than Jeffrey K. Storey).
	(ix)*	Form of Restricted Stock Agreement for annual performance-based equity grants to certain executive officers (other than Jeffrey K. Storey).
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

Exhibit Number	Description
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

10.11+*	Amended and Restated Lumen Executive Severance Plan, effective October 10, 2017 (with updated exhibits and branding as of October 2020).
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

10.15+*	Lumen Non-Employee Director Deferred Compensation Plan, effective April 18, 2019 (updated for branding as of October 2020).
10.16+
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

10.17+
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
101*
Financial statements from the annual report on Form 10-K of Lumen Technologies, Inc. for the period ended December 31, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
*    Exhibit filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
_______________________________________________________________________________
(1)Certain of the items in Sections 4.5, 4.6, 4.7 and 4.8 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with applicable rules of the SEC, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Lumen Technologies, Inc.
Date: February 24, 2022	By:	/s/ Andrea Genschaw
Andrea Genschaw
Senior Vice President, Controller (Principal Accounting Officer)
___________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Jeff K. Storey	Chief Executive Officer, President and Director	February 24, 2022
Jeff K. Storey
/s/ T. Michael Glenn	Non-Executive Chairman of the Board	February 24, 2022
T. Michael Glenn
/s/ W. Bruce Hanks	Non-Executive Vice Chairman of the Board	February 24, 2022
W. Bruce Hanks
/s/ Indraneel Dev	Executive Vice President and Chief Financial Officer	February 24, 2022
Indraneel Dev
/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer)	February 24, 2022
Andrea Genschaw
/s/ Quincy L. Allen	Director	February 24, 2022
Quincy L. Allen
/s/ Martha Helena Bejar	Director	February 24, 2022
Martha Helena Bejar
/s/ Peter C. Brown	Director	February 24, 2022
Peter C. Brown
/s/ Kevin P. Chilton	Director	February 24, 2022
Kevin P. Chilton
/s/ Steven T. "Terry" Clontz	Director	February 24, 2022
Steven T. "Terry" Clontz
/s/ Hal Stanley Jones	Director	February 24, 2022
Hal Stanley Jones
/s/ Michael Roberts	Director	February 24, 2022
Michael Roberts
/s/ Laurie Siegel	Director	February 24, 2022
Laurie Siegel