Form 10-Q
period 2022-03-31
Lumen Technologies, Inc.
filed 2022-05-04
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On April 29, 2022, there were 1,033,055,343 shares of common stock outstanding.

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

•changes in our operating plans, corporate strategies, dividend payment plans or other capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

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

•the effects of more general factors such as changes in interest rates, in inflation, in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$4,676	5,029
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,985	2,136
Selling, general and administrative	800	756
Depreciation and amortization	808	1,150
Total operating expenses	3,593	4,042
OPERATING INCOME	1,083	987
OTHER (EXPENSE) INCOME
Interest expense	(352)	(389)
Other income, net	70	34
Total other expense, net	(282)	(355)
INCOME BEFORE INCOME TAXES	801	632
Income tax expense	202	157
NET INCOME	$599	475
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.59	0.44
DILUTED	$0.59	0.44
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,008,430	1,082,474
DILUTED	1,015,215	1,091,586
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
NET INCOME	$599	475
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(9) and $(12) tax	28	38
Change in net prior service cost, net of $— and $(1) tax	(1)	1
Reclassification of realized loss on interest rate swaps to net income, net of $(5) and $(5) tax	17	15
Foreign currency translation adjustment, net of $10 and $7 tax	67	(86)
Other comprehensive income (loss)	111	(32)
COMPREHENSIVE INCOME	$710	443
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$366	354
Accounts receivable, less allowance of $111 and $114	1,419	1,544
Assets held for sale	9,025	8,809
Other	962	829
Total current assets	11,772	11,536
Property, plant and equipment, net of accumulated depreciation of $19,635 and $19,271	20,829	20,895
GOODWILL AND OTHER ASSETS
Goodwill	15,976	15,986
Other intangible assets, net	6,785	6,970
Other, net	2,675	2,606
Total goodwill and other assets	25,436	25,562
TOTAL ASSETS	$58,037	57,993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$156	1,554
Accounts payable	902	758
Accrued expenses and other liabilities
Salaries and benefits	687	860
Income and other taxes	244	228
Current operating lease liabilities	383	385
Interest	207	278
Other	184	232
Liabilities held for sale	2,250	2,257
Current portion of deferred revenue	642	617
Total current liabilities	5,655	7,169
LONG-TERM DEBT	28,397	27,428
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,222	4,049
Benefit plan obligations, net	3,634	3,710
Other	3,847	3,797
Total deferred credits and other liabilities	11,703	11,556
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,032,909 and 1,023,512 shares	1,033	1,024
Additional paid-in capital	18,695	18,972
Accumulated other comprehensive loss	(2,047)	(2,158)
Accumulated deficit	(5,399)	(5,998)
Total stockholders' equity	12,282	11,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,037	57,993
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$599	475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808	1,150
Deferred income taxes	179	131
Provision for uncollectible accounts	25	27
Net gain on early retirement of debt	—	(8)
Stock-based compensation	23	20
Changes in current assets and liabilities:
Accounts receivable	131	45
Accounts payable	(38)	(93)
Accrued income and other taxes	34	31
Other current assets and liabilities, net	(376)	(272)
Retirement benefits	(38)	(71)
Changes in other noncurrent assets and liabilities, net	(27)	66
Other, net	55	24
Net cash provided by operating activities	1,375	1,525
INVESTING ACTIVITIES
Capital expenditures	(577)	(716)
Proceeds from sale of property, plant and equipment and other assets	6	35
Other, net	2	6
Net cash used in investing activities	(569)	(675)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	891
Payments of long-term debt	(1,474)	(1,176)
Net proceeds from (payments on) revolving line of credit	1,000	(150)
Dividends paid	(271)	(294)
Other, net	(31)	(45)
Net cash used in financing activities	(776)	(774)
Net increase in cash, cash equivalents and restricted cash	30	76
Cash, cash equivalents and restricted cash at beginning of period	409	427
Cash, cash equivalents and restricted cash at end of period	$439	503
Supplemental cash flow information:
Income taxes paid, net	$(10)	(21)
Interest paid (net of capitalized interest of $16 and $13)	$(386)	(387)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$366	486
Cash and cash equivalents included in Assets held for sale	59	—
Restricted cash included in Other current assets	2	2
Restricted cash included in Other, net noncurrent assets	12	15
Total	$439	503
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,024	1,097
Issuance of common stock through incentive and benefit plans	9	9
Balance at end of period	1,033	1,106
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,972	20,909
Shares withheld to satisfy tax withholdings	(28)	(39)
Stock-based compensation and other, net	23	20
Dividends declared	(272)	(292)
Balance at end of period	18,695	20,598
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,158)	(2,813)
Other comprehensive income (loss)	111	(32)
Balance at end of period	(2,047)	(2,845)
ACCUMULATED DEFICIT
Balance at beginning of period	(5,998)	(8,031)
Net income	599	475
Balance at end of period	(5,399)	(7,556)
TOTAL STOCKHOLDERS' EQUITY	$12,282	11,303
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25
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

Basis of Presentation

Our consolidated balance sheet as of December 31, 2021, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Mass Markets revenue by product category in our segment reporting. See Note 12—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in other under deferred credits and other liabilities on our consolidated balance sheets.

There were no book overdrafts included in accounts payable at March 31, 2022 or December 31, 2021.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

Government Assistance

On January 1, 2022, we adopted Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2020-10”). This ASU increases transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The ASU only impacts annual financial statement note disclosures. Therefore, the adoption of ASU 2021-10 did not have a material impact to our consolidated financial statements.

Leases

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) when a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

Debt

On January 1, 2021, we adopted ASU 2020-09, “Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762” (“ASU 2020-09”). This ASU amends and supersedes various SEC guidance to reflect SEC Release No. 33-10762, which includes amendments to the financial disclosure requirements applicable to registered debt offerings that include credit enhancements, such as subsidiary guarantees. The adoption of ASU 2020-09 did not have a material impact to our consolidated financial statements.

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” (ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of March 31, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

Income Taxes

On January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). This ASU removes certain exceptions for investments, intra-period allocations and interim calculations, and adds guidance to reduce complexity in accounting for income taxes. The adoption of ASU 2019-12 did not have a material impact to our consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance and enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2020-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2020-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of March 31, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through March 31, 2022, we do not expect ASU 2021-01 to have a material impact to our consolidated financial statements.

(2) Planned Divestiture of the Latin American and ILEC Businesses

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., entered into a definitive agreement to divest Lumen’s Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). Level 3 Parent, LLC anticipates closing the transaction during the second half of 2022, upon receipt of all requisite regulatory approvals in the U.S. and certain countries where the Latin American business operates, as well as the satisfaction of other customary conditions.

On August 3, 2021, we and certain of our affiliates entered into a definitive agreement to divest our incumbent local exchange ("ILEC") business conducted within 20 Midwestern and Southern states to an affiliate of funds advised by Apollo Global Management, Inc. In exchange, we would receive $7.5 billion, subject to offsets for (i) assumed indebtedness (expected to be approximately $1.4 billion) and (ii) certain purchaser’s transaction expenses along with working capital, tax, other customary purchase price adjustments and related transaction expenses (estimated to be approximately $1.7 billion). We anticipate closing the transaction during the second half of 2022 upon receipt of all regulatory approvals and the satisfaction of other customary closing conditions.

The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transactions or if any of our other assumptions prove to be incorrect.

We do not believe these divestiture transactions represent a strategic shift for Lumen. Therefore, neither divested business meets the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Latin American and ILEC businesses (the "disposal groups") in our consolidated operating results until the transactions are closed. The pre-tax net income of the disposal groups is estimated to be as follows in the table below:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Latin American business pre-tax net income	$83	28
ILEC business pre-tax net income	255	149
Total disposal groups pre-tax net income	$338	177

As of March 31, 2022 in the accompanying consolidated balance sheet, the assets and liabilities of our Latin American and ILEC businesses are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal groups and (ii) the fair value of the disposal groups, less costs to sell. Effective with the designation of both disposal groups as held for sale on July 25, 2021 and August 3, 2021, respectively, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $170 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three months ended March 31, 2022 if the Latin American and ILEC businesses did not meet the held for sale criteria, of which $49 million and $121 million relates to the Latin American business and ILEC business, respectively.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the three months ended March 31, 2022. The recoverability of each disposal group will be re-evaluated each reporting period until the closing of each transaction.

The principal components of the held for sale assets and liabilities are as follows:

	March 31, 2022			December 31, 2021
	Latin American Business	ILEC Business	Total	Latin American Business	ILEC Business	Total
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$58	1	59	39	1	40
Accounts receivable, less allowance of $3, $18, $21, $3, $21 and $24	93	191	284	83	227	310
Other current assets	83	40	123	81	45	126
Property, plant and equipment, net accumulated depreciation of $456, $8,379, $8,835, $434, $8,303 and $8,737	1,704	3,565	5,269	1,591	3,491	5,082
Goodwill(1)	259	2,615	2,874	239	2,615	2,854
Other intangible assets, net	138	158	296	126	158	284
Other non-current assets	83	37	120	75	38	113
Total assets held for sale	$2,418	6,607	9,025	2,234	6,575	8,809

Liabilities held for sale
Accounts payable	$90	50	140	101	64	165
Salaries and benefits	25	25	50	23	25	48
Income and other taxes	34	30	64	27	24	51
Interest	—	38	38	—	10	10
Current portion of deferred revenue	26	82	108	26	90	116
Other current liabilities	7	23	30	7	35	42
Long-term debt, net of discounts(2)	—	1,387	1,387	—	1,377	1,377
Deferred income taxes, net	148	—	148	129	—	129
Pension and other post-retirement benefits(3)	2	56	58	2	56	58
Other non-current liabilities	132	95	227	120	141	261
Total liabilities held for sale	$464	1,786	2,250	435	1,822	2,257
______________________________________________________________________
(1)The assignment of goodwill was based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Long-term debt, net of discounts, as of March 31, 2022 and December 31, 2021 includes (i) $1.4 billion for both periods of 7.995% Embarq senior notes maturing in 2036, (ii) $116 million and $117 million of related unamortized discounts, respectively, and (iii) $66 million and $57 million of long-term finance lease obligations, respectively.
(3)Excludes pension obligation of approximately $2.5 billion for the ILEC business as of March 31, 2022 and December 31, 2021, which will be transferred to the purchaser of the ILEC business upon closing. As of January 1, 2022, a new pension plan (the "Lumen Pension Plan") was spun off in anticipation of this transfer. Along with the transfer of the $2.5 billion pension benefit obligation, $2.2 billion of assets were allocated to the new plan. The remaining portion of the obligation is expected to be separately funded with cash paid by Lumen at the time of closing. See Note 8—Employee Benefits for additional information.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$15,976	15,986
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $3,268 and $11,740(1)	5,180	5,365
Capitalized software, less accumulated amortization of $3,656 and $3,624	1,469	1,459
Trade names, patents and other, less accumulated amortization of $162 and $160	127	137
Total other intangible assets, net	$6,785	6,970
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $8.7 billion became fully amortized during 2021 and were retired during the first quarter of 2022.

As of March 31, 2022, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $29.8 billion.

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

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2021 through March 31, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)(2)	$11,235	4,751	15,986
Effect of foreign currency exchange rate change and other	(10)	—	(10)
As of March 31, 2022(1)(2)	$11,225	4,751	15,976
______________________________________________________________________
(1)Goodwill at March 31, 2022 and December 31, 2021 is net of accumulated impairment losses of $7.7 billion.
(2)As of March 31, 2022 and December 31, 2021, these amounts exclude goodwill classified as held for sale of $2.9 billion. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

We report our results within two segments: Business and Mass Markets. See Note 12—Segment Information for more information on these segments and the underlying sales channels. We have five reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business (iii) Europe, Middle East and Africa region, (iv) Asia Pacific region and (v) Latin America region.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2022 and 2021 totaled $274 million and $425 million, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below. As a result of reclassifying our Latin American and ILEC businesses as being held for sale on our March 31, 2022 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of the businesses to be divested. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

(Dollars in millions)
2022 (remaining nine months)	$770
2023	948
2024	878
2025	811
2026	735

(4) Revenue Recognition

Product and Service Categories

We categorize our products and services revenue among the following categories for the Business segment:

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

Beginning in the first quarter of 2022, we have categorized our products and services revenue among the following categories for the Mass Markets segment:

•Fiber Broadband, which includes high speed fiber-based broadband services to residential and small business customers;

•Other Broadband, which primarily includes lower speed copper-based broadband services to residential and small business customers; and

•Voice and Other, which includes revenues from (i) providing local and long-distance services, professional services, and other ancillary services, and (ii) federal broadband and state support payments.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides total revenue by segment, sales channel and product category. It also provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$183	(73)	110	183	(69)	114
IP and Data Services	423	—	423	429	—	429
Fiber Infrastructure	219	(34)	185	217	(30)	187
Voice and Other	174	—	174	191	—	191
Total IGAM Revenue	999	(107)	892	1,020	(99)	921

Large Enterprise
Compute and Application Services	163	(14)	149	169	(15)	154
IP and Data Services	388	—	388	402	—	402
Fiber Infrastructure	113	(13)	100	130	(15)	115
Voice and Other	213	—	213	252	—	252
Total Large Enterprise Revenue	877	(27)	850	953	(30)	923

Mid-Market Enterprise
Compute and Application Services	33	(7)	26	32	(8)	24
IP and Data Services	415	(1)	414	442	(1)	441
Fiber Infrastructure	49	(2)	47	56	(2)	54
Voice and Other	139	—	139	163	—	163
Total Mid-Market Enterprise Revenue	636	(10)	626	693	(11)	682

Wholesale
Compute and Application Services	48	(40)	8	47	(40)	7
IP and Data Services	296	—	296	305	—	305
Fiber Infrastructure	154	(27)	127	154	(31)	123
Voice and Other	391	(64)	327	423	(63)	360
Total Wholesale Revenue	889	(131)	758	929	(134)	795

Business Segment by Product Category
Compute and Application Services	427	(134)	293	431	(132)	299
IP and Data Services	1,522	(1)	1,521	1,578	(1)	1,577
Fiber Infrastructure	535	(76)	459	557	(78)	479
Voice and Other	917	(64)	853	1,029	(63)	966
Total Business Segment Revenue	3,401	(275)	3,126	3,595	(274)	3,321

Mass Markets Segment by Product Category
Fiber Broadband	145	(5)	140	122	—	122
Other Broadband	610	(56)	554	648	(55)	593
Voice and Other	520	(79)	441	664	(145)	519
Total Mass Markets Revenue	1,275	(140)	1,135	1,434	(200)	1,234

Total Revenue	$4,676	(415)	4,261	5,029	(474)	4,555
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

For the three months ended March 31, 2022 and 2021, our gross rental income was $337 million and $332 million, respectively, which represents approximately 7% of our operating revenue for both the three months ended March 31, 2022 and 2021.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables(1)	$1,365	1,493
Contract assets(2)	70	73
Contract liabilities(3)	671	680
______________________________________________________________________
(1)Reflects gross customer receivables of $1.5 billion and $1.6 billion, net of allowance for credit losses of $99 million and $102 million, at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, these amounts exclude customer receivables, net reclassified as held for sale of $260 million and $288 million, respectively.
(2)As of March 31, 2022 and December 31, 2021, these amounts exclude contract assets reclassified as held for sale of $9 million as of both periods.
(3)As of March 31, 2022 and December 31, 2021, these amounts exclude contract liabilities reclassified as held for sale of $154 million and $161 million, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three months ended March 31, 2022, we recognized $395 million of revenue that was included in contract liabilities of $841 million as of January 1, 2022, including contract liabilities that were classified as held for sale. During the three months ended March 31, 2021, we recognized $425 million of revenue that was included in contract liabilities of $950 million as of January 1, 2021.

Performance Obligations

As of March 31, 2022, our estimated revenue expected to be recognized in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied is approximately $5.8 billion. We expect to recognize approximately 76% of this revenue through 2024, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our planned divestitures.

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Acquisition Costs(1)	Fulfillment Costs(2)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$222	186	289	216
Costs incurred	43	40	44	37
Amortization	(52)	(39)	(54)	(37)
Change in contract costs held for sale	2	—	—	—
End of period balance	$215	187	279	216
______________________________________________________________________
(1)The beginning and ending balance for the three months ended March 31, 2022 exclude acquisition costs reclassified as held for sale of $34 million and $32 million, respectively.
(2)Both the beginning and ending balance for the three months ended March 31, 2022 exclude fulfillment costs reclassified as held for sale of $32 million.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of approximately 32 months for mass markets customers and 30 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other non-current assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on an annual basis.

(5) Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)	$88	26	114
Provision for expected losses	8	17	25
Write-offs charged against the allowance	(13)	(22)	(35)
Recoveries collected	3	1	4
Change in allowance in assets held for sale	(1)	4	3
Ending balance at March 31, 2022(1)	$85	26	111
______________________________________________________________________
(1)As of March 31, 2022 and December 31, 2021, these amounts exclude allowance for credit losses classified as held for sale of $21 million and $24 million, respectively. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.

(6) Long-Term Debt and Credit Facilities

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	March 31, 2022	December 31, 2021
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility(3)	LIBOR + 2.00%	2025	$1,200	200
Term Loan A(4)	LIBOR + 2.00%	2025	1,035	1,050
Term Loan A-1(4)	LIBOR + 2.00%	2025	296	300
Term Loan B(5)	LIBOR + 2.25%	2027	4,888	4,900
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(6)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:(7)
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2023 - 2042	7,014	8,414
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2025 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(8)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	255	255
Finance lease and other obligations	Various	Various	343	347
Unamortized premiums, net			20	21
Unamortized debt issuance costs			(213)	(220)
Total long-term debt			28,553	28,982
Less current maturities			(156)	(1,554)
Long-term debt, excluding current maturities			$28,397	27,428
______________________________________________________________________
(1)As of March 31, 2022.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Revolving Credit Facility had interest rates of 2.387% and 2.103% as of March 31, 2022 and December 31, 2021, respectively.
(4)Term Loans A and A-1 had interest rates of 2.457% and 2.104% as of March 31, 2022 and December 31, 2021, respectively.
(5)Term Loan B had interest rates of 2.707% and 2.354% as of March 31, 2022 and December 31, 2021, respectively.
(6)The Level 3 Tranche B 2027 Term Loan had interest rates of 2.207% and 1.854% as of March 31, 2022 and December 31, 2021, respectively.

(7)As of both March 31, 2022 and December 31, 2021, the table excludes $1.4 billion of 7.995% Embarq senior notes maturing in 2036 that are classified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses.
(8)The Qwest Corporation Term Loan had interest rates of 2.460% and 2.110% as of March 31, 2022 and December 31, 2021, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2022 (excluding unamortized premiums, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)(1)
2022 (remaining nine months)	$150
2023	977
2024	1,158
2025	4,108
2026	2,062
2027 and thereafter	20,291
Total long-term debt	$28,746
______________________________________________________________________
(1)As of March 31, 2022, these amounts exclude $1.5 billion of debt and finance lease obligations that have been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Borrowings and Repayments

During the three months ended March 31, 2022, Lumen Technologies borrowed $1.4 billion from, and made repayments of $350 million to, its Revolving Credit Facility, and used the resulting net proceeds, together with cash on hand, primarily to repay $1.4 billion of its 5.800% senior notes at maturity.

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

Compliance

As of March 31, 2022, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

(7) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2021	$36
Accrued to expense	2
Payments, net	(16)
Balance at March 31, 2022	$22

(8) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Lumen Combined Pension Plan (the "Combined Pension Plan") in anticipation of the sale of the ILEC business, as described further in Note 2—Planned Divestiture of the Latin American and ILEC Businesses. The Lumen Pension Plan covers approximately 2,500 active plan participants along with 19,000 other participants. At the time of the spin-off, the Lumen Pension Plan had a pension benefit obligation of $2.5 billion and assets of $2.2 billion. In addition, the December 31, 2021 actuarial (loss) gain and prior service cost included in accumulated other comprehensive loss was allocated between the Lumen Pension Plan and the Lumen Combined Pension Plan. The amounts allocated to the Lumen Pension Plan are subject to adjustment up to the closing of the sale of the ILEC business. We will recognize pension costs related to both plans throughout 2022 until the sale of the ILEC business, at which time balances related to the Lumen Pension Plan will be reflected in the calculation of our gain on the sale of the business.

Net periodic benefit income for the Combined Pension Plan and the Lumen Pension Plan (together the "Pension Plans") includes the following components:

	Pension Plans
	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Service cost	$12	13
Interest cost	52	50
Expected return on plan assets	(100)	(138)
Recognition of prior service credit	(3)	(2)
Recognition of actuarial loss	37	49
Net periodic pension income	$(2)	(28)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Service cost	$3	4
Interest cost	15	12
Recognition of prior service cost	2	4
Recognition of actuarial loss	—	1
Net periodic post-retirement benefit expense	$20	21

Service costs for our Pension Plans and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other income, net on our consolidated statements of operations for the three months ended March 31, 2022 and 2021.

Our Pension Plans contain provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments, only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. The amount of any future non-cash settlement charges will be dependent on several factors, including the total amount of our future lump sum benefit payments.

Benefits paid by the Combined Pension Plan are paid through a trust that holds the plan's assets. Benefit payments for the Lumen Pension Plan are also currently being made from the Combined Pension Plan trust. The pension obligation and pension assets for the Lumen Pension Plan will be revalued in conjunction with the closing of the sale of the ILEC business, and we will make the necessary contributions, if any, to fully fund the pension obligation at, or prior to, the time of closing as required under the purchase agreement. The amount of required contributions to the Combined Pension Plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2022, and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2022.

(9) Earnings Per Common Share

Basic and diluted earnings per common share for the three months ended March 31, 2022 and 2021 were calculated as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator)
Net income	$599	475
Net income applicable to common stock for computing basic earnings per common share	599	475
Net income as adjusted for purposes of computing diluted earnings per common share	$599	475
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,027,217	1,100,350
Non-vested restricted stock	(18,787)	(17,876)
Weighted average shares outstanding for computing basic earnings per common share	1,008,430	1,082,474
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	6,775	9,102
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,015,215	1,091,586
Basic earnings per common share	$0.59	0.44
Diluted earnings per common share	$0.59	0.44

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 8.2 million and less than 1 million for the three months ended March 31, 2022 and 2021, respectively.

(10) Fair Value of Financial Instruments

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy.

We determined the fair values of our long-term debt, including the current portion, based on quoted market prices where available or, if not available, based on inputs other than quoted market prices in active markets that are either directly or indirectly observable such as discounted future cash flows using current market interest rates.

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of March 31, 2022 and December 31, 2021:

		March 31, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations(1)	2	$28,210	27,405	28,635	29,221
Interest rate swap contracts (see Note 11)	2	$3	3	25	25
______________________________________________________________________
(1)As of March 31, 2022 and December 31, 2021, these amounts exclude $1.4 billion of carrying amount for both periods and $1.4 billion and $1.6 billion, respectively, of fair value of debt that has been reclassified as held for sale. See Note 2—Planned Divestiture of the Latin American and ILEC Businesses for more information.

Investment Held at Net Asset Value

We hold an investment in a limited partnership that functions as a holding company for a portion of the colocation and data center business that we divested in 2017. The limited partnership solely holds investments in those entities and has sole discretion as to the amount and timing of distributions of the underlying assets. As of March 31, 2022, the underlying investments held by the limited partnership are traded in active markets and as such, we account for our investment in the limited partnership using net asset value ("NAV"). As of March 31, 2022, the limited partnership is subject to lock-up agreements that restrict the sale of certain underlying assets. The restrictions are set to terminate in 2022.

	As of March 31, 2022	As of December 31, 2021
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$365	299
______________________________________________________________________
(1)For the three months ended March 31, 2022, we recognized a $66 million gain on investment, reflected in other income, net in our consolidated statement of operations.

(11) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 6—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, our interest expense increases. Conversely, if interest rates decrease, our interest expense also decreases. We have designated our currently outstanding interest rate swap agreements as cash flow hedges. As described further below, under these hedges, we receive variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements is reflected in accumulated other comprehensive income ("AOCI") and, as described below, is subsequently reclassified into earnings in the period that the hedged transaction affects earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

In 2019, we entered into variable-to-fixed interest rate swap agreements to hedge the interest on $4.0 billion notional amount of floating rate debt. A portion of these swap agreements with a total notional amount of $2.5 billion expired on March 31, 2022. The remaining agreements expire June 30, 2022.

As of March 31, 2022 and December 31, 2021, we evaluated the effectiveness of our remaining hedges quantitatively and determined that hedges in effect on such dates qualified as effective hedge relationships.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2022 and December 31, 2021, as follows (in millions):

		March 31, 2022	December 31, 2021
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$3	25

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following
(in millions):

Derivatives designated as hedging instruments	2022	2021
Cash flow hedging contracts
Three Months Ended March 31,	$22	20

Amounts included in AOCI as of March 31, 2022 will be reclassified into earnings upon the settlement of the remaining cash flow hedging contracts during the second quarter of 2022. We estimate that $3 million of net losses on the interest rate swaps (based on the estimated LIBOR curve as of March 31, 2022) will be reflected in our consolidated statements of operations upon settlement of the remaining agreements in the second quarter of 2022.

(12) Segment Information

We report our results within two segments: Business and Mass Markets.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under four distinct sales channels: International and Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. For Business segment revenue, we report the following product categories: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services and Voice and Other, in each case through the sales channels outlined above.

Under our Mass Markets Segment, we provide products and services to residential and small business customers. Following the completion of the CAF II program at December 31, 2021, we recategorized our products used to report our Mass Markets segment revenue and currently use the following categories: Fiber Broadband, Other Broadband and Voice and Other. See detailed descriptions of these product and service categories in Note 4—Revenue Recognition.

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

The following table summarizes our segment results for the three months ended March 31, 2022 and 2021, based on the segment categorization we were operating under at March 31, 2022.

	Three Months Ended March 31, 2022
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,401	1,275	4,676	—	4,676
Expenses:
Cost of services and products	815	32	847	1,138	1,985
Selling, general and administrative	298	134	432	368	800
Less: stock-based compensation	—	—	—	(23)	(23)
Total expense	1,113	166	1,279	1,483	2,762
Total adjusted EBITDA	$2,288	1,109	3,397	(1,483)	1,914

	Three Months Ended March 31, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,595	1,434	5,029	—	5,029
Expenses:
Cost of services and products	884	43	927	1,209	2,136
Selling, general and administrative	304	134	438	318	756
Less: stock-based compensation	—	—	—	(20)	(20)
Total expense	1,188	177	1,365	1,507	2,872
Total adjusted EBITDA	$2,407	1,257	3,664	(1,507)	2,157

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

•centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Operations and other expenses" in the table below;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Total segment adjusted EBITDA	$3,397	3,664
Depreciation and amortization	(808)	(1,150)
Operations and other expenses	(1,483)	(1,507)
Stock-based compensation	(23)	(20)
Operating income	1,083	987
Total other expense, net	(282)	(355)
Income before income taxes	801	632
Income tax expense	202	157
Net income	$599	475

(13) Commitments, Contingencies and Other Items

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at March 31, 2022 aggregated to approximately $102 million and are included in other current liabilities, other liabilities or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter.

Principal Proceedings

Shareholder Class Action Suit

Lumen and certain Lumen Board of Directors members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserted claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the complaint. Plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings.

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

Telephone Consumer Protection Act Litigation

In December 2020, Lumen was named as a defendant in Diana Mey v. CenturyLink Communications, LLC, et al., an action pending in the US District Court for the Northern District of West Virginia alleging violations of the Telephone Consumer Protection Act for delivering unsolicited calls to her mobile phone. She asserts claims on behalf of herself and a putative class of similarly situated persons. The complaint seeks damages, statutory awards, costs and fees, and other relief. We are defending the claims asserted.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeal. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of the decision to the Supreme Court of Justice. Oral argument was held before the Supreme Court of Justice in June 2019. In May 2021, the Company was served with a favorable and final decision from the Supreme Court of Justice. The Company has provided SUNAT the information requested about tax payments made in 2001.

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

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. These assessments, if upheld, could result in a loss of up to $51 million as of March 31, 2022, in excess of the reserved accruals established for these matters.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities, many of which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers. As with all litigation, we are vigorously defending these actions and, as a matter of course, are prepared to litigate these matters to judgment, as well as to evaluate and consider all reasonable settlement opportunities.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 18—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(14) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$410	295
Income tax receivable	17	22
Materials, supplies and inventory	128	96
Contract assets	45	45
Contract acquisition costs	139	142
Contract fulfillment costs	107	106
Note receivable	56	56
Receivable for sale of land	49	56
Other	11	11
Total other current assets(1)	$962	829
______________________________________________________________________
(1)As of March 31, 2022 and December 31, 2021, other current assets exclude $123 million and $126 million, respectively, that have been reclassified as held for sale.

(15) Accumulated Other Comprehensive Loss

Information Relating to 2022

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2022:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)
Other comprehensive income before reclassifications	—	—	67	—	67
Amounts reclassified from accumulated other comprehensive loss	26	1	—	17	44
Net current-period other comprehensive income	26	1	67	17	111
Balance at March 31, 2022	$(1,551)	(163)	(333)	—	(2,047)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2022:

Three Months Ended March 31, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$22	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$17

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$37	Other income, net
Prior service credit	(1)	Other income, net
Total before tax	36
Income tax benefit	(9)	Income tax expense
Net of tax	$27
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2021

    The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2021:

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

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2021:

Three Months Ended March 31, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$20	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$15

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other income, net
Prior service cost	2	Other income, net
Total before tax	52
Income tax benefit	(13)	Income tax expense
Net of tax	$39
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit income related to our pension and post-retirement plans.

(16) Labor Union Contracts

As of March 31, 2022, approximately 22% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 2% of our represented employees are subject to collective bargaining agreements that expired and were being renegotiated as of March 31, 2022. Approximately 11% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending March 31, 2023.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2021 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our rapidly evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, Latin America and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of March 31, 2022, we had approximately 35,000 employees.

Planned Divestiture of the Latin American and ILEC Businesses

On July 25, 2021, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, agreed to divest their Latin American business in exchange for $2.7 billion cash, subject to certain working capital, other purchase price adjustments and related transaction expenses (estimated to be approximately $50 million). On August 3, 2021, Lumen and certain of its subsidiaries agreed to divest a substantial portion of their incumbent local exchange business in exchange for $7.5 billion, subject to offsets for (i) assumed indebtedness (expected to be approximately $1.4 billion) and (ii) our transaction expenses, certain of purchaser’s transaction expenses, income taxes and certain working capital and other customary purchase price adjustments (currently estimated to aggregate to approximately $1.7 billion). The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transactions or any of our other assumptions prove to be incorrect. For more information, see (i) Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors referred to in Item 1A of Part II of this report.

Impact of COVID-19 Pandemic

As previously described in greater detail in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, in response to the safety and economic challenges arising out of the COVID-19 pandemic and in a continued attempt to mitigate the negative impact on our stakeholders, we have taken a variety of steps to ensure the availability of our network infrastructure, to promote the safety of our employees and customers, to enable us to continue to adapt and provide our products and services worldwide to our customers, and to strengthen our communities. As vaccination rates increase, we expect to continue revising our responses to the pandemic or take additional steps necessary to adjust to changed circumstances.

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. During the second half of 2020 and continuing through 2021, we rationalized our leased footprint and ceased using 39 leased property locations that were underutilized due to the COVID-19 pandemic. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs during 2022. Additionally, as discussed further elsewhere herein, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from component shortages and certain other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We also experienced delayed decision-making by certain of our customers during 2021. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

Reporting Segments

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to residential and small business customers. At March 31, 2022, we served 4.5 million broadband subscribers under our Mass Markets segment.

See Note 12—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

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

Beginning in the first quarter of 2022, we have categorized our products and services revenue among the following categories for the Mass Markets segment:

•Fiber Broadband, which includes high speed fiber-based services to residential and small business customers;

•Other Broadband, which primarily includes lower speed copper-based broadband services to residential and small businesses; and

•Voice and Other, which includes revenues from (i) providing local and long-distance services, professional services, and other ancillary services, and (ii) federal broadband and state support payments.

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

The amount of support payments we receive from governmental agencies has decreased substantially since December 31, 2021. This and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per share amounts)
Operating revenue	$4,676	5,029
Operating expenses	3,593	4,042
Operating income	1,083	987
Total other expense, net	(282)	(355)
Income before income taxes	801	632
Income tax expense	202	157
Net income	$599	475
Basic earnings per common share	$0.59	0.44
Diluted earnings per common share	$0.59	0.44

For years, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our other products and services and a reduction in government support payments, in particular the cessation of the CAF II program. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:

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

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our four above-described revenue sales channels within the Business segment:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Business Segment:
International & Global Accounts	$999	1,020	(2)%
Large Enterprise	877	953	(8)%
Mid-Market Enterprise	636	693	(8)%
Wholesale	889	929	(4)%
Business Segment Revenue	3,401	3,595	(5)%
Mass Markets Segment Revenue	1,275	1,434	(11)%
Total consolidated operating revenue	$4,676	5,029	(7)%

Our consolidated operating revenue decreased by $353 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to revenue declines in all of our above-listed revenue categories with the exception of fiber broadband. See our segment results below for additional information.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,985	2,136	(7)%
Selling, general and administrative	800	756	6%
Depreciation and amortization	808	1,150	(30)%
Total operating expenses	$3,593	4,042	(11)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $151 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This decrease was primarily due to reductions in salaries and wages and other employee-related expense from lower headcount and lower facility and real estate costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $44 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase was primarily due to a gain on sale of assets in the three months ended March 31, 2021 and higher professional fees related to the pending sale of our Latin American and ILEC businesses. The increases were partially offset by lower property and other taxes.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$534	725	(26)%
Amortization	274	425	(36)%
Total depreciation and amortization	$808	1,150	(30)%

Depreciation expense decreased by $191 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 primarily due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements. We estimate we would have recorded an additional $153 million of depreciation expense during the three months ended March 31, 2022 if we had not agreed to sell these businesses. In addition, depreciation expense decreased $48 million due to the early retirement of certain copper-based infrastructure during the fourth quarter of 2021 and decreased $9 million due to the impact of annual rate depreciable life changes. These decreases were partially offset by higher depreciation expense of $25 million associated with net growth in depreciable assets.

Amortization expense decreased by $151 million for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The decrease was primarily due to a decrease of $118 million as a result of certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021, a decrease of $15 million due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements, and a decrease of $11 million associated with net reductions in amortizable assets.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense:

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(352)	(389)	(10)%
Other income, net	70	34	106%
Total other expense, net	$(282)	(355)	(21)%
Income tax expense	$202	157	29%

Interest Expense

Interest expense decreased by $37 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The decrease was primarily due to the decrease in average outstanding long-term debt from $31.6 billion to $28.8 billion and the decrease in the average interest rate of 4.88% to 4.58% for the three months ended March 31, 2021 compared to the three months ended March 31, 2022.

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

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$—	8	nm
Pension and post-retirement net periodic (expense) income	(3)	24	nm
Foreign currency loss	(13)	(16)	(19)%
Gain on investment in limited partnership	66	—	nm
Other	20	18	11%
Total other income, net	$70	34	106%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The change in pension and post-retirement net periodic (expense) income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is primarily driven by lower expected returns on plan assets. Other income, net for the three months ended March 31, 2022 also included a gain on investment in a limited partnership as a result of the commencement of active trading in late 2021 of the underlying investments held by the limited partnership, which resulted in an increase to the net asset value of our investment. See Note 10—Fair Value of Financial Instruments for more information regarding the gain recognized on the investment in a limited partnership.

Income Tax Expense

For the three months ended March 31, 2022 and 2021, our effective income tax rate was 25.2% and 24.8%, respectively.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Operating revenue
Business	$3,401	3,595
Mass Markets	1,275	1,434
Total operating revenue	$4,676	5,029

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Adjusted EBITDA
Business	$2,288	2,407
Mass Markets	1,109	1,257
Total segment EBITDA	3,397	3,664
Operations and Other EBITDA	(1,483)	(1,507)
Total adjusted EBITDA	$1,914	2,157

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 12—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$427	431	(1)%
IP and Data Services	1,522	1,578	(4)%
Fiber Infrastructure Services	535	557	(4)%
Voice and Other	917	1,029	(11)%
Total Business Segment Revenue	3,401	3,595	(5)%
Expenses:
Total expense	1,113	1,188	(6)%
Total adjusted EBITDA	$2,288	2,407	(5)%

Three months ended March 31, 2022 compared to the same period ended March 31, 2021

Business segment revenue decreased $194 million for the three months ended March 31, 2022 as compared to March 31, 2021. The revenue decrease was primarily due to the following factors:

•Compute and Application Services declined primarily due an ongoing large customer disconnect for IT Solutions and lower demand in the Large Enterprise and IGAM sales channels, partially offset by growth in Managed Security and Cloud services;

•IP and Data Services decreased primarily due to declines in traditional VPN networks and continued declines in Ethernet sales across all our sales channels, partially offset by an increase in IP services across our IGAM and Enterprise sales channels;

•Fiber Infrastructure Services declined primarily due to lower equipment sales, specifically within our Large Enterprise and Mid Markets sales channels and lower dark fiber sales within our Large Enterprise sales channel;

•Voice and Other decreased due to continued decline of legacy voice, private line and other services to customers across all sales channels.

The decrease in Business segment revenue for the three months ended March 31, 2022 includes $8 million of unfavorable foreign currency adjustments as compared to the three months ended March 31, 2021.

Business segment expense decreased by $75 million for the three months ended March 31, 2022 compared to March 31, 2021 primarily due to lower cost of sales due to the decline in revenue and lower employee headcount.

Business segment adjusted EBITDA as a percentage of revenue was 67% for both the three months ended March 31, 2022 and March 31, 2021.

Mass Markets Segment

	Three Months Ended March 31,		% Change
	2022	2021
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$145	122	19%
Other Broadband	610	648	(6)%
Voice and Other	520	664	(22)%
Total Mass Markets Segment Revenue	1,275	1,434	(11)%
Expenses:
Total expense	166	177	(6)%
Total adjusted EBITDA	$1,109	1,257	(12)%

Three months ended March 31, 2022 compared to the same period ended March 31, 2021

Segment revenue decreased $159 million for the three months ended March 31, 2022 as compared to the March 31, 2021 primarily due to the following factors:

•Fiber Broadband revenue increased driven by continued growth in fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased during the period driven by continued pressure on our lower speed copper-based broadband services due to customer losses;

•Voice and Other declined primarily due to (i) a $64 million net reduction in CAF II revenue during the three months ended March 31, 2022 compared to the same period in 2021, resulting from a decrease of $123 million due to the conclusion of the CAF II program on December 31, 2021, partially offset by our recognition of $59 million of non-cash revenue release related to CAF II support payments received through the end of 2021 based on our final buildout and filing submissions, (ii) the continued loss of legacy voice customers and (iii) the exit of our Prism video product.

Mass Markets segment expense decreased $11 million for the three months ended March 31, 2022 as compared to the March 31, 2021 primarily due to lower cost of sales due to the decline in revenue and lower employee headcount.

Segment adjusted EBITDA as a percentage of revenue was 87% for the three months ended March 31, 2022 and 88% for the three months ended March 31, 2021.

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

At March 31, 2022, we held cash and cash equivalents of $425 million, which includes cash and cash equivalents classified as held for sale, and we also had $1.0 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $148 million of cash and cash equivalents outside the United States at March 31, 2022. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. Other than transactions related to the pending sale of our Latin American business, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the pending sale of our Latin American and ILEC businesses is further described below.

Based on our current capital allocation objectives, for the full year 2022 we project expending approximately $3.2 billion to $3.4 billion of capital expenditures and $1.00 per share for cash dividends on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending March 31, 2023, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments and (ii) $33 million of finance lease and other fixed payments (which includes $2 million of current finance lease obligations that have been reclassified as held for sale).

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

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Impact of the Planned Divestiture of the Latin American and ILEC Businesses

As discussed in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report, we entered into definitive agreements to divest our Latin American and ILEC businesses on July 25, 2021 and August 3, 2021, respectively. As further described elsewhere herein, these transactions are expected to provide us with a substantial amount of cash proceeds upon closing, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities.

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

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a payout rate which enables us to balance our multiple objectives of managing and investing in our business, deleveraging our balance sheet over time and returning a substantial portion of our cash to our shareholders. Assuming continued authorization by our Board during 2022 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $253 million based on the number of our currently outstanding shares (which figure (i) assumes no increases or decreases in the number of shares and (ii) includes dividend payments in connection with the anticipated vesting of currently outstanding equity awards). Dividend payments upon the vesting of equity incentive awards was $19 million during three months ended March 31, 2022. See Risk Factors—"Business Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Revolving Facilities and Other Debt Instruments

At March 31, 2022, we had $13.4 billion of outstanding consolidated secured indebtedness, $16.4 billion of outstanding consolidated unsecured indebtedness (including long-term debt reclassified as liabilities held for sale, but excluding finance lease obligations, unamortized premiums, net and unamortized debt issuance costs) and $1.0 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

Under our amended and restated credit agreement dated as of January 31, 2020 (the "Amended Credit Agreement"), we maintained at March 31, 2022 (i) a $2.2 billion senior secured revolving credit facility, under which we owed $1.2 billion as of such date, and (ii) $6.2 billion of senior secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, we had $47 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities maintained by one of our affiliates, we had outstanding letters of credit, or other similar obligations, of approximately $67 million as of March 31, 2022, of which $4 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

In addition to its indebtedness under our Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes. For information on the terms and conditions of other debt instruments of ours and our subsidiaries, including financial and operating covenants, see (i) Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (ii) "—Other Matters" below.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2021, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $1.2 billion and $2.8 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pensions and Post-Retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 and see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Lumen Combined Pension Plan ("Combined Pension Plan") in anticipation of the pending sale of the ILEC business, as described further in Note 2—Planned Divestiture of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report. As a result, at the time of the spin-off $2.5 billion of pension benefit obligation and $2.2 billion of plan assets were transferred to the Lumen Pension Plan.

Benefits paid by our Combined Pension Plan and the Lumen Pension Plan are paid through the trust that holds the Combined Pension Plan's assets. The pension obligation and pension assets for the Lumen Pension Plan will be revalued in conjunction with the closing of the sale of the ILEC business, and we will make the necessary contributions, if any, to fully fund the Lumen Pension Plan obligation at, or prior to, the time of closing as required under the purchase agreement. Based on current laws and circumstances, we do not expect any contributions to be required for our Combined Pension Plan during 2022. The amount of required contributions to our Combined Pension Plan in 2023 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions to our plans in addition to required contributions and reserve the right to do so in the future. We last made a voluntary contribution to the trust for our Combined Pension Plan during 2018, and we currently do not expect to make a voluntary contribution in 2022.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. Based on our most recent estimates, we expect to pay $217 million of post-retirement benefits, net of participant contributions and direct subsidies for the full year 2022. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2021.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. During 2021, lump sum pension settlement payments exceeded the settlement threshold. Please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2021 for additional information. Although the settlement threshold was not exceeded as of, March 31, 2022, it could be reached in subsequent quarters this year.

For 2022, our expected annual long-term rate of return on the pension plan assets is 5.5%. However, actual returns could be substantially different.

See Note 8—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report for more information.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

Federal Broadband Support Programs

Between 2015 and 2021, we received approximately $500 million annually through Phase II of the CAF, a program that ended on December 31, 2021. In connection with the CAF funding, we were required to meet certain specified infrastructure buildout requirements in 33 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $59 million of previously deferred revenue related to the conclusion of the CAF program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF program and the ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

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

For additional information on these programs, see (i) "Business—Regulation of Our Business" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) "Risk Factors—Financial Risks" in Item 1A of Part I of the same Annual Report.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,		$ Change
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$1,375	1,525	(150)
Net cash used in investing activities	(569)	(675)	(106)
Net cash used in financing activities	(776)	(774)	2

Operating Activities

Net cash provided by operating activities decreased by $150 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to lower net income adjusted for non-cash expenses and gains, partially offset by increased collections on accounts receivable. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $106 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $2 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to higher payments of long-term debt, partially offset by higher net borrowing on the Revolving Credit Facility.

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

We are also involved in various legal proceedings that could substantially impact our financial position. See Note 13—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of March 31, 2022, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

In 2019, we executed swap agreements that reduced our exposure to floating rates with respect to $4.0 billion principal amount of floating rate debt. Certain agreements relating to $2.5 billion of such debt expired on March 31, 2022, with the remainder expiring on June 30, 2022. See Note 11—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

As of March 31, 2022, we had approximately $10.7 billion of floating rate debt, $1.5 billion of which was subject to the remaining hedging arrangements described above. A hypothetical increase of 100 basis points in LIBOR relating to our $9.2 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $92 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2022.

Other Information

Our website is www.lumen.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our affiliates Level 3 Parent, LLC and Qwest Corporation, and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the headings "FINANCIALS" and "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC. From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 13—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 13 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2022 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jan-22	10,750	$13.77
Feb-22	16,668	$12.57
Mar-22	2,911,740	$10.42
Total	2,939,158

ITEM 5. OTHER INFORMATION

The following disclosure is being made under Section 13(r) of the Exchange Act:

During the first quarter of 2022, we terminated our commercial activities within Russia. Prior to doing so, we were required to engage on a regular basis with the Russian Federal Security Service (“FSB”) in the FSB’s official capacity of regulating our use of technology in Russia in connection with providing commercial services therein through our local subsidiary. On March 2, 2021, the U.S. Secretary of State designated the FSB as a party subject to the provisions of U.S. Executive Order No. 13382 issued in 2005. We do not derive any gross revenues or net profits directly associated with any such dealings by us with the FSB and all such dealings were explicitly authorized by General License 1B issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control.

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
10.1*	Offer letter between Lumen Technologies, Inc. and Christopher D. Stansbury, dated March 24, 2022.
10.2*	Lumen Supplemental Savings Plan, amended and restated effective January 1, 2022.
31.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2022.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)