Form 10-Q
period 2022-06-30
Lumen Technologies, Inc.
filed 2022-08-03
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On July 29, 2022, there were 1,035,339,415 shares of common stock outstanding.

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

•changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

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

•our ability to successfully and timely consummate the pending divestiture of a portion of our incumbent local exchange business on the terms proposed, to realize the anticipated benefits therefrom and to operate our retained business successfully thereafter;

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

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers;

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

•continuing uncertainties regarding the impact that COVID-19 disruptions could have on our business, operations, cash flows and corporate initiatives;

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates and inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$4,612	4,924	9,288	9,953
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,058	2,115	4,043	4,251
Selling, general and administrative	815	762	1,615	1,518
Depreciation and amortization	827	1,041	1,635	2,191
Total operating expenses	3,700	3,918	7,293	7,960
OPERATING INCOME	912	1,006	1,995	1,993
OTHER (EXPENSE) INCOME
Interest expense	(337)	(384)	(689)	(773)
Other (expense) income, net	(122)	52	(52)	86
Total other expense, net	(459)	(332)	(741)	(687)
INCOME BEFORE INCOME TAXES	453	674	1,254	1,306
Income tax expense	109	168	311	325
NET INCOME	$344	506	943	981
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.34	0.47	0.93	0.90
DILUTED	$0.34	0.46	0.93	0.90
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,012,943	1,086,453	1,010,686	1,084,464
DILUTED	1,016,620	1,093,402	1,015,917	1,092,494
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
NET INCOME	$344	506	943	981
OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(8), $(12), $(17) and $(24) tax	22	38	50	76
Change in net prior service cost, net of $—, $—, $— and $(1) tax	—	1	(1)	2
Reclassification of realized loss on interest rate swaps to net income, net of $—, $(5), $(5) and $(10) tax	—	16	17	31
Foreign currency translation adjustment, net of $32, $(4), $42 and $3 tax	(192)	80	(125)	(6)
Other comprehensive (loss) income	(170)	135	(59)	103
COMPREHENSIVE INCOME	$174	641	884	1,084
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$360	354
Accounts receivable, less allowance of $103 and $114	1,460	1,544
Assets held for sale	9,089	8,809
Other	881	829
Total current assets	11,790	11,536
Property, plant and equipment, net of accumulated depreciation of $20,020 and $19,271	20,720	20,895
GOODWILL AND OTHER ASSETS
Goodwill	15,947	15,986
Other intangible assets, net	6,628	6,970
Other, net	2,590	2,606
Total goodwill and other assets	25,165	25,562
TOTAL ASSETS	$57,675	57,993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$156	1,554
Accounts payable	1,053	758
Accrued expenses and other liabilities
Salaries and benefits	705	860
Income and other taxes	233	228
Current operating lease liabilities	400	385
Interest	253	278
Other	107	232
Liabilities held for sale	2,249	2,257
Current portion of deferred revenue	625	617
Total current liabilities	5,781	7,169
LONG-TERM DEBT	27,965	27,428
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,254	4,049
Benefit plan obligations, net	3,553	3,710
Other	3,903	3,797
Total deferred credits and other liabilities	11,710	11,556
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,032,418 and 1,023,512 shares	1,032	1,024
Additional paid-in capital	18,459	18,972
Accumulated other comprehensive loss	(2,217)	(2,158)
Accumulated deficit	(5,055)	(5,998)
Total stockholders' equity	12,219	11,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,675	57,993
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$943	981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,635	2,191
Deferred income taxes	249	279
Provision for uncollectible accounts	56	53
Net gain on early retirement of debt	—	(8)
Stock-based compensation	48	62
Changes in current assets and liabilities:
Accounts receivable	32	4
Accounts payable	79	(181)
Accrued income and other taxes	13	(29)
Other current assets and liabilities, net	(430)	(208)
Retirement benefits	(86)	(131)
Changes in other noncurrent assets and liabilities, net	136	120
Other, net	96	31
Net cash provided by operating activities	2,771	3,164
INVESTING ACTIVITIES
Capital expenditures	(1,338)	(1,362)
Proceeds from sale of property, plant and equipment and other assets	65	66
Other, net	3	1
Net cash used in investing activities	(1,270)	(1,295)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,881
Payments of long-term debt	(1,532)	(2,464)
Net proceeds from (payments on) revolving line of credit	600	(150)
Dividends paid	(525)	(568)
Other, net	(32)	(49)
Net cash used in financing activities	(1,489)	(1,350)
Net increase in cash, cash equivalents and restricted cash	12	519
Cash, cash equivalents and restricted cash at beginning of period	409	427
Cash, cash equivalents and restricted cash at end of period	$421	946
Supplemental cash flow information:
Income taxes paid, net	$(58)	(73)
Interest paid (net of capitalized interest of $32 and $26)	$(699)	(744)
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$360	935
Cash and cash equivalents included in Assets held for sale	48	—
Restricted cash included in Other current assets	1	2
Restricted cash included in Other, net noncurrent assets	12	9
Total	$421	946
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,033	1,106	1,024	1,097
Issuance of common stock through incentive and benefit plans	(1)	(1)	8	8
Balance at end of period	1,032	1,105	1,032	1,105
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,695	20,598	18,972	20,909
Shares withheld to satisfy tax withholdings	(1)	(3)	(29)	(42)
Stock-based compensation	25	44	48	64
Dividends declared	(260)	(278)	(532)	(570)
Balance at end of period	18,459	20,361	18,459	20,361
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,047)	(2,845)	(2,158)	(2,813)
Other comprehensive (loss) income	(170)	135	(59)	103
Balance at end of period	(2,217)	(2,710)	(2,217)	(2,710)
ACCUMULATED DEFICIT
Balance at beginning of period	(5,399)	(7,556)	(5,998)	(8,031)
Net income	344	506	943	981
Balance at end of period	(5,055)	(7,050)	(5,055)	(7,050)
TOTAL STOCKHOLDERS' EQUITY	$12,219	11,706	12,219	11,706
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25	0.50	0.50
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

There were $16 million of book overdrafts included in accounts payable at June 30, 2022 and no book overdrafts included in accounts payable at December 31, 2021.

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

Leases

On January 1, 2022, we adopted ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ("ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of June 30, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2020-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2020-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of June 30, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides option guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through June 30, 2022, we do not expect ASU 2021-01 to have a material impact to our consolidated financial statements.

(2) Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen’s Latin American business pursuant to a definitive agreement dated July 25, 2021. See Note 17—Subsequent Events for additional information regarding this divestiture.

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

The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing our pending ILEC divestiture or if any of our other assumptions prove to be incorrect.

We do not believe these divestitures represent a strategic shift for Lumen. Therefore, neither divested business meets the criteria to be classified as a discontinued operation. As a result, we continue to report our operating results for the Latin American and ILEC businesses (the "disposal groups") in our consolidated operating results through their respective disposal dates. Level 3 Parent, LLC closed the sale of the Latin American business on August 1, 2022 (see Note 17—Subsequent Events for additional information regarding the close of this sale). The pre-tax net income of the disposal groups is estimated to be as follows in the tables below:

	Three Months Ended June 30,
	2022	2021
	(Dollars in millions)
Latin American business pre-tax net income	$95	47
ILEC business pre-tax net income	168	149
Total disposal groups pre-tax net income	$263	196

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Latin American business pre-tax net income	$178	75
ILEC business pre-tax net income	412	294
Total disposal groups pre-tax net income	$590	369

As of June 30, 2022 in the accompanying consolidated balance sheet, the assets and liabilities of our Latin American and ILEC businesses are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal groups and (ii) the fair value of the disposal groups, less costs to sell. Effective with the designation of both disposal groups as held for sale on July 25, 2021 and August 3, 2021, respectively, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $163 million and $333 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and six months ended June 30, 2022, respectively, if the Latin American and ILEC businesses did not meet the held for sale criteria, of which $48 million and $97 million relates to the Latin American business and $115 million and $236 million relates to the ILEC business.

As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the six months ended June 30, 2022. We re-evaluate the recoverability of each disposal group each reporting period through their respective disposal dates. For information on the August 1, 2022 disposal of the Latin American business, see Note 17—Subsequent Events.

The principal components of the held for sale assets and liabilities as of the dates below are as follows:

	June 30, 2022			December 31, 2021
	Latin American Business	ILEC Business	Total	Latin American Business	ILEC Business	Total
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$48	—	48	39	1	40
Accounts receivable, less allowance of $2, $17, $19, $3, $21 and $24	94	197	291	83	227	310
Other current assets	79	42	121	81	45	126
Property, plant and equipment, net accumulated depreciation of $431, $8,251, $8,682, $434, $8,303 and $8,737	1,714	3,582	5,296	1,591	3,491	5,082
Goodwill(1)	246	2,581	2,827	239	2,615	2,854
Other intangible assets, net	130	158	288	126	158	284
Other non-current assets	80	45	125	75	38	113
Total assets held for sale	$2,391	6,605	8,996	2,234	6,575	8,809

Liabilities held for sale
Accounts payable	$110	56	166	101	64	165
Salaries and benefits	21	21	42	23	25	48
Income and other taxes	37	29	66	27	24	51
Interest	—	10	10	—	10	10
Current portion of deferred revenue	27	81	108	26	90	116
Other current liabilities	7	26	33	7	35	42
Long-term debt, net of discounts(2)	—	1,395	1,395	—	1,377	1,377
Deferred income taxes, net	149	—	149	129	—	129
Pension and other post-retirement benefits(3)	3	56	59	2	56	58
Other non-current liabilities	125	94	219	120	141	261
Total liabilities held for sale	$479	1,768	2,247	435	1,822	2,257
______________________________________________________________________
(1)The assignment of goodwill was based on the relative fair values of the applicable reporting units prior to being reclassified as held for sale.
(2)Long-term debt, net of discounts, as of June 30, 2022 and December 31, 2021 includes (i) $1.4 billion of 7.995% Embarq senior notes maturing in 2036, (ii) $115 million and $117 million of related unamortized discounts, respectively, and (iii) $73 million and $57 million of long-term finance lease obligations, respectively.
(3)Excludes pension obligation of approximately $2.5 billion for the ILEC business as of both June 30, 2022 and December 31, 2021, which will be transferred to the purchaser of the ILEC business upon closing. As of January 1, 2022, a new pension plan (the "Lumen Pension Plan") was spun off in anticipation of this transfer. Along with the transfer of the $2.5 billion pension benefit obligation, $2.2 billion of assets were allocated to the new plan. The remaining portion of the obligation is expected to be separately funded with cash paid by Lumen at the time of closing. See Note 8—Employee Benefits for additional information.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$15,947	15,986
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $3,422 and $11,740(1)	5,002	5,365
Capitalized software, less accumulated amortization of $3,741 and $3,624	1,500	1,459
Trade names, patents and other, less accumulated amortization of $172 and $160	117	137
Total other intangible assets, net	$6,628	6,970
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $8.7 billion became fully amortized during 2021 and were retired during the first quarter of 2022.

As of June 30, 2022, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $29.9 billion.

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

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2021 through June 30, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)(2)	$11,235	4,751	15,986
Effect of foreign currency exchange rate change and other	(39)	—	(39)
As of June 30, 2022(1)(2)	$11,196	4,751	15,947
______________________________________________________________________
(1)Goodwill at June 30, 2022 and December 31, 2021 is net of accumulated impairment losses of $7.7 billion.
(2)As of June 30, 2022 and December 31, 2021, these amounts exclude goodwill classified as held for sale of $2.9 billion, primarily related to the recently completed divestiture of the Latin American business and planned divestiture of the ILEC business. See Note 2 for additional information.

We report our results within two segments: Business and Mass Markets. See Note 12—Segment Information for more information on these segments and the underlying sales channels. As of June 30, 2022, we have five reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business (iii) Europe, Middle East and Africa region, (iv) Asia Pacific region and (v) Latin America region.

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2022 and 2021 totaled $277 million and $318 million, respectively, and for the six months ended June 30, 2022 and 2021, totaled $551 million and $743 million, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below. As a result of reclassifying our Latin American and ILEC businesses as being held for sale on our June 30, 2022 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of the businesses to be divested. See Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business for more information.

(Dollars in millions)
2022 (remaining six months)	$523
2023	970
2024	898
2025	832
2026	755

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

Since the first quarter of 2022, we have categorized our products and services revenue among the following categories for the Mass Markets segment:

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$184	(71)	113	181	(70)	111
IP and Data Services	417	—	417	427	—	427
Fiber Infrastructure	224	(35)	189	217	(32)	185
Voice and Other	171	—	171	186	—	186
Total IGAM Revenue	996	(106)	890	1,011	(102)	909

Large Enterprise
Compute and Application Services	162	(15)	147	174	(15)	159
IP and Data Services	385	—	385	396	—	396
Fiber Infrastructure	129	(11)	118	130	(12)	118
Voice and Other	208	—	208	245	—	245
Total Large Enterprise Revenue	884	(26)	858	945	(27)	918

Mid-Market Enterprise
Compute and Application Services	34	(7)	27	32	(9)	23
IP and Data Services	408	(1)	407	428	(2)	426
Fiber Infrastructure	50	(2)	48	50	(2)	48
Voice and Other	134	—	134	151	—	151
Total Mid-Market Enterprise Revenue	626	(10)	616	661	(13)	648

Wholesale
Compute and Application Services	73	(39)	34	48	(41)	7
IP and Data Services	285	—	285	298	—	298
Fiber Infrastructure	161	(29)	132	155	(28)	127
Voice and Other	391	(63)	328	404	(62)	342
Total Wholesale Revenue	910	(131)	779	905	(131)	774

Business Segment by Product Category
Compute and Application Services	453	(132)	321	435	(135)	300
IP and Data Services	1,495	(1)	1,494	1,549	(2)	1,547
Fiber Infrastructure	564	(77)	487	552	(74)	478
Voice and Other	904	(63)	841	986	(62)	924
Total Business Segment Revenue	3,416	(273)	3,143	3,522	(273)	3,249

Mass Markets Segment by Product Category
Fiber Broadband	151	(5)	146	130	—	130
Other Broadband	596	(55)	541	632	(55)	577
Voice and Other	449	(20)	429	640	(143)	497
Total Mass Markets Revenue	1,196	(80)	1,116	1,402	(198)	1,204

Total Revenue	$4,612	(353)	4,259	4,924	(471)	4,453

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$367	(144)	223	364	(139)	225
IP and Data Services	840	—	840	856	—	856
Fiber Infrastructure	443	(69)	374	434	(62)	372
Voice and Other	345	—	345	377	—	377
Total IGAM Revenue	1,995	(213)	1,782	2,031	(201)	1,830

Large Enterprise
Compute and Application Services	325	(29)	296	343	(30)	313
IP and Data Services	773	—	773	798	—	798
Fiber Infrastructure	242	(24)	218	260	(27)	233
Voice and Other	421	—	421	497	—	497
Total Large Enterprise Revenue	1,761	(53)	1,708	1,898	(57)	1,841

Mid-Market Enterprise
Compute and Application Services	67	(14)	53	64	(17)	47
IP and Data Services	823	(2)	821	870	(3)	867
Fiber Infrastructure	99	(4)	95	106	(4)	102
Voice and Other	273	—	273	314	—	314
Total Mid-Market Enterprise Revenue	1,262	(20)	1,242	1,354	(24)	1,330

Wholesale
Compute and Application Services	121	(79)	42	95	(81)	14
IP and Data Services	581	—	581	603	—	603
Fiber Infrastructure	315	(56)	259	309	(59)	250
Voice and Other	782	(127)	655	827	(125)	702
Total Wholesale Revenue	1,799	(262)	1,537	1,834	(265)	1,569

Business Segment by Product Category
Compute and Application Services	880	(266)	614	866	(267)	599
IP and Data Services	3,017	(2)	3,015	3,127	(3)	3,124
Fiber Infrastructure	1,099	(153)	946	1,109	(152)	957
Voice and Other	1,821	(127)	1,694	2,015	(125)	1,890
Total Business Segment Revenue	6,817	(548)	6,269	7,117	(547)	6,570

Mass Markets Segment by Product Category
Fiber Broadband	296	(10)	286	252	—	252
Other Broadband	1,206	(111)	1,095	1,280	(110)	1,170
Voice and Other	969	(99)	870	1,304	(288)	1,016
Total Mass Markets Revenue	2,471	(220)	2,251	2,836	(398)	2,438

Total Revenue	$9,288	(768)	8,520	9,953	(945)	9,008
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

For the three months ended June 30, 2022 and 2021, our gross rental income was $334 million and $327 million, respectively, which represents approximately 7% of our operating revenue for both the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022, and 2021, our gross rental income was $671 million and $659 million, respectively, which represents approximately 7% of our operating revenue for both the six months ended June 30, 2022 and 2021.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts reclassified as held for sale, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables(1)	$1,411	1,493
Contract assets(2)	64	73
Contract liabilities(3)	673	680
______________________________________________________________________
(1)Reflects gross customer receivables of $1.5 billion and $1.6 billion, net of allowance for credit losses of $92 million and $102 million, at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, these amounts exclude customer receivables, net reclassified as held for sale of $294 million and $288 million, respectively.
(2)As of both June 30, 2022 and December 31, 2021, these amounts exclude contract assets reclassified as held for sale of $9 million.
(3)As of June 30, 2022 and December 31, 2021, these amounts exclude contract liabilities reclassified as held for sale of $152 million and $161 million, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and six months ended June 30, 2022, we recognized $52 million and $447 million, respectively, of revenue that was included in contract liabilities of $841 million as of January 1, 2022, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2021, we recognized $58 million and $483 million, respectively, of revenue that was included in contract liabilities of $950 million as of January 1, 2021.

Performance Obligations

As of June 30, 2022, we expect to recognize approximately $6.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 72% of this revenue through 2024, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606, and (iii) the value of unsatisfied performance obligations for contracts which relate to our completed or planned divestitures.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Acquisition Costs(1)	Fulfillment Costs(3)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$215	187	279	216
Costs incurred	41	41	45	38
Amortization	(49)	(39)	(53)	(37)
Change in contract costs held for sale	1	(1)	—	—
End of period balance	$208	188	271	217

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Acquisition Costs(2)	Fulfillment Costs(3)	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$222	186	289	216
Costs incurred	84	81	89	75
Amortization	(101)	(78)	(107)	(74)
Change in contract costs held for sale	3	(1)	—	—
End of period balance	$208	188	271	217
______________________________________________________________________
(1)The beginning and ending balance for the three months ended June 30, 2022 exclude acquisition costs reclassified as held for sale of $32 million and $31 million, respectively.
(2)The beginning and ending balance for the six months ended June 30, 2022 exclude acquisition costs reclassified as held for sale of $34 million and $31 million, respectively.
(3)The beginning and ending balance for the three and six months ended June 30, 2022 exclude fulfillment costs reclassified as held for sale of $32 million and $33 million, respectively.

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

(5) Credit Losses on Financial Instruments

We aggregate financial assets with similar risk characteristics to align our expected credit losses with the credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. We separately evaluate financial assets that do not share risk characteristics with other financial assets. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

If there is an unexpected deterioration of a customer's financial condition or an unexpected change in economic conditions, including macroeconomic events, we assess the need to adjust the allowance for credit losses. Any such resulting adjustments would affect earnings in the period that adjustments are made.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)	$88	26	114
Provision for expected losses	19	37	56
Write-offs charged against the allowance	(32)	(49)	(81)
Recoveries collected	8	1	9
Change in allowance in assets held for sale	—	5	5
Ending balance at June 30, 2022(1)	$83	20	103
______________________________________________________________________
(1)As of June 30, 2022 and December 31, 2021, these amounts exclude allowance for credit losses classified as held for sale of $19 million and $24 million, respectively. See Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business.

(6) Long-Term Debt and Credit Facilities

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	June 30, 2022	December 31, 2021
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility(3)	LIBOR + 2.00%	2025	$800	200
Term Loan A(4)	LIBOR + 2.00%	2025	1,021	1,050
Term Loan A-1(4)	LIBOR + 2.00%	2025	291	300
Term Loan B(5)	LIBOR + 2.25%	2027	4,875	4,900
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(6)	LIBOR + 1.75%	2027	3,111	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	138	138
Senior Notes and Other Debt:(7)
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2023 - 2042	7,014	8,414
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 5.375%	2025 - 2029	5,515	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(8)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	255	255
Finance lease and other obligations	Various	Various	335	347
Unamortized premiums, net			18	21
Unamortized debt issuance costs			(203)	(220)
Total long-term debt			28,121	28,982
Less current maturities			(156)	(1,554)
Long-term debt, excluding current maturities			$27,965	27,428
______________________________________________________________________
(1)As of June 30, 2022.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Revolving Credit Facility had interest rates of 2.571% and 2.103% as of June 30, 2022 and December 31, 2021, respectively.
(4)Term Loans A and A-1 had interest rates of 3.666% and 2.104% as of June 30, 2022 and December 31, 2021, respectively.
(5)Term Loan B had interest rates of 3.916% and 2.354% as of June 30, 2022 and December 31, 2021, respectively.
(6)The Level 3 Tranche B 2027 Term Loan had interest rates of 3.416% and 1.854% as of June 30, 2022 and December 31, 2021, respectively.

(7)As of both June 30, 2022 and December 31, 2021, the table excludes $1.4 billion of 7.995% Embarq senior notes maturing in 2036 that are classified as held for sale. See Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business.
(8)The Qwest Corporation Term Loan had interest rates of 3.670% and 2.110% as of June 30, 2022 and December 31, 2021, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2022 (excluding unamortized premiums, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)(1)
2022 (remaining six months)	$143
2023	977
2024	1,158
2025	3,690
2026	2,062
2027 and thereafter	20,276
Total long-term debt	$28,306
______________________________________________________________________
(1)As of June 30, 2022, these amounts exclude $1.5 billion of debt and finance lease obligations that have been reclassified as held for sale. See Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business for more information.

Borrowings and Repayments

During the six months ended June 30, 2022, Lumen Technologies borrowed $1.6 billion from, and made repayments of $975 million to, its Revolving Credit Facility. A portion of these proceeds, together with cash on hand, were used to repay $1.4 billion of its 5.800% senior notes at maturity in the first quarter of 2022.

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

Compliance

As of June 30, 2022, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

(7) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2021	$36
Accrued to expense	2
Payments, net	(23)
Balance at June 30, 2022	$15

(8) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Lumen Combined Pension Plan (the "Combined Pension Plan") in anticipation of the sale of the ILEC business, as described further in Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business. The Lumen Pension Plan covers approximately 2,500 active plan participants along with 19,000 other participants. At the time of the spin-off, the Lumen Pension Plan had a pension benefit obligation of $2.5 billion and assets of $2.2 billion. In addition, the December 31, 2021 actuarial (loss) gain and prior service cost included in accumulated other comprehensive loss was allocated between the Lumen Pension Plan and the Lumen Combined Pension Plan. The amounts allocated to the Lumen Pension Plan are subject to adjustment up to the closing of the sale of the ILEC business. We will recognize pension costs related to both plans throughout 2022 until the sale of the ILEC business, at which time balances related to the Lumen Pension Plan will be reflected in the calculation of our gain on the sale of the business.

Net periodic benefit income for the Combined Pension Plan and the Lumen Pension Plan (together the "Pension Plans") includes the following components:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$11	15	23	28
Interest cost	50	49	102	99
Expected return on plan assets	(102)	(138)	(202)	(276)
Recognition of prior service credit	(2)	(3)	(5)	(5)
Recognition of actuarial loss	30	49	67	98
Net periodic pension income	$(13)	(28)	(15)	(56)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$2	3	5	7
Interest cost	15	11	30	23
Recognition of prior service cost	2	4	4	8
Recognition of actuarial loss	—	1	—	2
Net periodic post-retirement benefit expense	$19	19	39	40

Service costs for our Pension Plans and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other (expense) income, net on our consolidated statements of operations for the three and six months ended June 30, 2022 and 2021.

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

Benefits paid by the Combined Pension Plan are paid through a trust that holds the plan's assets. Benefit payments for the Lumen Pension Plan were made from the Combined Pension Plan trust through May of 2022, and from the Lumen Pension Plan trust starting in June of 2022. The pension obligation and pension assets for the Lumen Pension Plan will be revalued in conjunction with the closing of the sale of the ILEC business, and we will make the necessary contributions, if any, to fully fund the pension obligation at, or prior to, the time of closing as required under the purchase agreement. The amount of required contributions to the Combined Pension Plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2022, and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2022.

(9) Earnings Per Common Share

Basic and diluted earnings per common share for the three and six months ended June 30, 2022 and 2021 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator)
Net income	$344	506	943	981
Net income applicable to common stock for computing basic earnings per common share	344	506	943	981
Net income as adjusted for purposes of computing diluted earnings per common share	$344	506	943	981
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,033,060	1,105,403	1,030,138	1,102,877
Non-vested restricted stock	(20,117)	(18,950)	(19,452)	(18,413)
Weighted average shares outstanding for computing basic earnings per common share	1,012,943	1,086,453	1,010,686	1,084,464
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	3,667	6,939	5,221	8,020
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,016,620	1,093,402	1,015,917	1,092,494
Basic earnings per common share	$0.34	0.47	0.93	0.90
Diluted earnings per common share	$0.34	0.46	0.93	0.90

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 10.1 million and 2.2 million for the three months ended June 30, 2022 and 2021, respectively, and 9.2 million and 1.2 million for the six months ended June 30, 2022 and 2021, respectively.

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

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of June 30, 2022 and December 31, 2021:

		June 30, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations(1)	2	$27,786	25,041	28,635	29,221
Interest rate swap contracts (see Note 11)	2	$—	—	25	25
______________________________________________________________________
(1)As of June 30, 2022 and December 31, 2021, these amounts exclude $1.4 billion of gross debt for both periods and $1.1 billion and $1.6 billion, respectively, of fair value of debt that has been reclassified as held for sale. See Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business for more information.

Investment Held at Net Asset Value

We hold an investment in a limited partnership that functions as a holding company for a portion of the colocation and data center business that we divested in 2017. The limited partnership holds investments in those entities and a related security business, and has sole discretion as to the amount and timing of distributions of the underlying assets. As of June 30, 2022, the underlying investments held by the limited partnership are traded in active markets and as such, we account for our investment in the limited partnership using net asset value ("NAV"). As of June 30, 2022, the limited partnership was subject to lock-up agreements that restricted the sale or distribution of certain underlying assets. The restrictions on one of the investments held by the limited partnership expired on July 29, 2022, and we received a distribution of 11.5 million shares of publicly-traded common stock (see Note 17—Subsequent Events for additional information). The restriction on the remaining investment is set to expire in fourth quarter of 2022.

	As of June 30, 2022	As of December 31, 2021
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$228	299
______________________________________________________________________
(1)For the three and six months ended June 30, 2022, we recognized $137 million and $71 million, respectively, of loss on investment, reflected in other (expense) income, net in our consolidated statement of operations.

(11) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 6—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, our interest expense increases. Conversely, if interest rates decrease, our interest expense also decreases. Through June 30, 2022, we designated the interest rate swap agreements described below as cash flow hedges. Under these hedges, we received variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements was reflected in accumulated other comprehensive income ("AOCI") and was subsequently reclassified into earnings in the period that the hedged transaction affected earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

In 2019, we entered into variable-to-fixed interest rate swap agreements to hedge the interest on $4.0 billion notional amount of floating rate debt. As of December 31, 2021, we evaluated the effectiveness of our remaining hedges quantitatively and determined that hedges in effect on such date qualified as effective hedge relationships. As of June 30, 2022, all of these swap agreements had expired.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2022 and December 31, 2021, as follows (in millions):

		June 30, 2022	December 31, 2021
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$—	25

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following
(in millions):

Derivatives designated as hedging instruments	2022	2021
Cash flow hedging contracts
Three Months Ended June 30,	$—	21
Six Months Ended June 30,	$22	41

Amounts included in AOCI at the beginning of the period were reclassified into earnings upon the settlement of the cash flow hedging contracts during the six months ended June 30, 2022. For the six months ended June 30, 2022, $19 million of net losses on the interest rate swaps have been reflected in our consolidated statements of operations upon settlement of the agreements in the first half of 2022.

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

Under our Mass Markets Segment, we provide products and services to residential and small business customers. Following the completion of the FCC's Connect America Fund II ("CAF II") program at December 31, 2021, we recategorized our products used to report our Mass Markets segment revenue and currently use the following categories: Fiber Broadband, Other Broadband and Voice and Other. See detailed descriptions of these product and service categories in Note 4—Revenue Recognition.

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

The following tables summarize our segment results for the three and six months ended June 30, 2022 and 2021, based on the segment categorization we were operating under at June 30, 2022.

	Three Months Ended June 30, 2022
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,416	1,196	4,612	—	4,612
Expenses:
Cost of services and products	845	34	879	1,179	2,058
Selling, general and administrative	284	136	420	395	815
Less: stock-based compensation	—	—	—	(25)	(25)
Total expense	1,129	170	1,299	1,549	2,848
Total adjusted EBITDA	$2,287	1,026	3,313	(1,549)	1,764

	Three Months Ended June 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,522	1,402	4,924	—	4,924
Expenses:
Cost of services and products	863	40	903	1,212	2,115
Selling, general and administrative	295	153	448	314	762
Less: stock-based compensation	—	—	—	(42)	(42)
Total expense	1,158	193	1,351	1,484	2,835
Total adjusted EBITDA	$2,364	1,209	3,573	(1,484)	2,089

	Six Months Ended June 30, 2022
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$6,817	2,471	9,288	—	9,288
Expenses:
Cost of services and products	1,660	66	1,726	2,317	4,043
Selling, general and administrative	582	270	852	763	1,615
Less: stock-based compensation	—	—	—	(48)	(48)
Total expense	2,242	336	2,578	3,032	5,610
Total adjusted EBITDA	$4,575	2,135	6,710	(3,032)	3,678

	Six Months Ended June 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$7,117	2,836	9,953	—	9,953
Expenses:
Cost of services and products	1,747	83	1,830	2,421	4,251
Selling, general and administrative	599	287	886	632	1,518
Less: stock-based compensation	—	—	—	(62)	(62)
Total expense	2,346	370	2,716	2,991	5,707
Total adjusted EBITDA	$4,771	2,466	7,237	(2,991)	4,246

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

•centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, which are reported as "Operations and other expenses" in the tables in this note;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net income for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Total segment adjusted EBITDA	$3,313	3,573	6,710	7,237
Operations and other expenses	(1,549)	(1,484)	(3,032)	(2,991)
Depreciation and amortization	(827)	(1,041)	(1,635)	(2,191)
Stock-based compensation	(25)	(42)	(48)	(62)
Operating income	912	1,006	1,995	1,993
Total other expense, net	(459)	(332)	(741)	(687)
Income before income taxes	453	674	1,254	1,306
Income tax expense	109	168	311	325
Net income	$344	506	943	981

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at June 30, 2022 aggregated to approximately $98 million and are included in other current liabilities, other liabilities or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding the plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision reduced our exposure in the case. In a June 2021 ruling in one of the pending cases, another trial court awarded the cities of Columbia and Joplin approximately $55 million, plus statutory interest. On appeal, the Missouri Court of Appeals affirmed in part and reversed in part, vacated the judgment and remanded the case to the trial court with instructions for further proceedings consistent with the Missouri Supreme Court's decision. The Court of Appeals decision may be subject to further appeals. We continue to vigorously defend against these claims.

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

In October 2013, the Tribunal decided the central issue underlying the 2001 assessments in SUNAT’s favor. We appealed that decision to the first judicial level in Peru, which decided the central issue in favor of SUNAT. In June 2017, we filed an appeal with the court of appeals. In November 2017, the court of appeals issued a decision affirming the first judicial level and we filed an appeal of that decision to the Supreme Court of Justice. In May 2021, the Supreme Court of Justice issued its final decision in favor of the Company. The Company provided additional information to SUNAT regarding 2001 tax payments and, in June 2022, SUNAT notified the Company of its decision regarding the 2001 refund amount. In July 2022, the Company appealed that decision to the Tax Court. The appeal is pending.

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

We are vigorously contesting all such assessments in both states and view the assessment of ICMS on revenue from equipment leasing and Internet access to be without merit. We believe these assessments, if upheld, could result in a loss of up to $51 million as of June 30, 2022, in excess of the reserved accruals established for these matters.

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

(14) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$405	295
Income tax receivable	28	22
Materials, supplies and inventory	151	96
Contract assets	41	45
Contract acquisition costs	134	142
Contract fulfillment costs	106	106
Note receivable	—	56
Receivable for sale of land	—	56
Other	16	11
Total other current assets(1)	$881	829
______________________________________________________________________
(1)As of June 30, 2022 and December 31, 2021, other current assets exclude $121 million and $126 million, respectively, that have been reclassified as held for sale.

(15) Accumulated Other Comprehensive Loss

Information Relating to 2022

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2022:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)
Other comprehensive income before reclassifications	—	—	(125)	—	(125)
Amounts reclassified from accumulated other comprehensive loss	46	3	—	17	66
Net current-period other comprehensive income	46	3	(125)	17	(59)
Balance at June 30, 2022	$(1,531)	(161)	(525)	—	(2,217)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2022:

Three Months Ended June 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$—	Interest expense
Income tax benefit	—	Income tax expense
Net of tax	$—

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$30	Other (expense) income, net
Prior service cost	—	Other (expense) income, net
Total before tax	30
Income tax benefit	(8)	Income tax expense
Net of tax	$22

Six Months Ended June 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$22	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$17

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$67	Other (expense) income, net
Prior service credit	(1)	Other (expense) income, net
Total before tax	66
Income tax benefit	(17)	Income tax expense
Net of tax	$49
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2021:

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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2021:

Three Months Ended June 30, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$21	Interest expense
Income tax expense	(5)	Income tax expense
Net of tax	$16
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$50	Other (expense) income, net
Prior service cost	1	Other (expense) income, net
Total before tax	51
Income tax benefit	(12)	Income tax expense
Net of tax	$39

Six Months Ended June 30, 2021	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$41	Interest expense
Income tax benefit	(10)	Income tax expense
Net of tax	$31

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$100	Other (expense) income, net
Prior service cost	3	Other (expense) income, net
Total before tax	103
Income tax benefit	(25)	Income tax expense
Net of tax	$78
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit income related to our pension and post-retirement plans.

(16) Labor Union Contracts

As of June 30, 2022, approximately 22% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our collective bargaining agreements were in expired status as of June 30, 2022. Approximately 10% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending June 30, 2023.

(17) Subsequent Events

Distribution from Limited Partnership Investment

On July 29, 2022, we received a distribution of 11.5 million shares of common stock, with a fair value of $140 million on that date, from a limited partnership in which we hold a minority interest. See Note 10—Fair Value of Financial Instruments for more information.

Divestiture of the Latin American Business

On August 1, 2022, we completed the sale of our Latin American business to an affiliate of a fund advised by Stonepeak Partners LP in exchange for cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments. We expect to recognize a gain on the transaction in operating income during the third quarter of 2022. In connection with the sale, Lumen has entered into a transition services agreement under which it will provide to the purchaser various support services and certain long-term agreements under which Lumen and the purchaser will provide to each other various network and other commercial services.

Tender Offer and Consent Solicitation

On July 25, 2022, we initiated a tender offer to repurchase (i) any and all of $1.575 billion aggregate principal amount of certain of our outstanding Level 3 Financing, Inc. senior notes and (ii) certain Lumen Technologies, Inc. and Embarq Florida, Inc. senior notes, subject to certain repurchase caps and sublimits and various other terms and conditions. This offer, which was made pursuant to an Offer to Purchase and Consent Solicitation Statement dated July 25, 2022, has an early tender date of August 5, 2022, and will expire on August 19, 2022, unless extended. In addition, we announced a consent solicitation to eliminate substantially all of the restrictive covenants, eliminate certain events of default, and modify certain redemption notice requirements contained in the respective indentures for Level 3 senior notes subject to the tender offer.

Debt Repayment

On August 3, 2022, Level 3 Financing, Inc. repaid approximately $700 million aggregate principal amount of its Tranche B 2027 Term Loan.

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

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our rapidly evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, and Asia Pacific connects and, prior to the recent closing of our divestiture of the Latin American business, our Latin American network connected, to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of June 30, 2022, we had approximately 35,000 employees.

Recently Completed Divestiture of the Latin American Business and Planned Divestiture of the ILEC Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, sold Lumen's Latin American business in exchange for cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments. See Note 17—Subsequent Events for additional details. On August 3, 2021, Lumen and certain of its subsidiaries agreed to divest a substantial portion of their incumbent local exchange business in exchange for $7.5 billion, subject to offsets for (i) assumed indebtedness (expected to be approximately $1.4 billion) and (ii) our transaction expenses, certain of purchaser’s transaction expenses, income taxes and certain working capital and other customary purchase price adjustments (currently estimated to aggregate to approximately $1.7 billion). The actual amount of our net after-tax proceeds from these divestitures could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the ILEC transaction or any of our other assumptions prove to be incorrect. For more information, see (i) Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors referred to in Item 1A of Part II of this report.

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

Social distancing, business and school closures, travel restrictions, and other actions taken in response to the pandemic have impacted us, our customers and our business since March 2020. Beginning the second half of 2020 and continuing into 2021, we rationalized our leased footprint and ceased using 39 leased property locations that were underutilized. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs during the remainder of 2022. Additionally, as discussed further elsewhere herein, the pandemic resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We also experienced delayed decision-making by certain of our customers during 2021. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

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

Reporting Segments

Our reporting segments are currently organized as follows, by customer focus:

•Business Segment: Under our Business segment, we provide our products and services under four sales channels:

◦International and Global Accounts ("IGAM"): Our IGAM sales channel includes multinational and enterprise customers. We provide our products and services to global enterprise customers and carriers.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to residential and small business customers. At June 30, 2022, we served 4.4 million broadband subscribers under our Mass Markets segment.

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

Since the first quarter of 2022, we have categorized our products and services revenue among the following categories for the Mass Markets segment:

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

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts)
Operating revenue	$4,612	4,924	9,288	9,953
Operating expenses	3,700	3,918	7,293	7,960
Operating income	912	1,006	1,995	1,993
Total other expense, net	(459)	(332)	(741)	(687)
Income before income taxes	453	674	1,254	1,306
Income tax expense	109	168	311	325
Net income	$344	506	943	981
Basic earnings per common share	$0.34	0.47	0.93	0.90
Diluted earnings per common share	$0.34	0.46	0.93	0.90

For years, we have experienced revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our other products and services and a reduction in government support payments, in particular the cessation of the FCC's Connect America Fund II ("CAF II") program. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:

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

Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our four revenue sales channels within the Business segment described above:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment:
International & Global Accounts	$996	1,011	(1)%
Large Enterprise	884	945	(6)%
Mid-Market Enterprise	626	661	(5)%
Wholesale	910	905	1%
Business Segment Revenue	3,416	3,522	(3)%
Mass Markets Segment Revenue	1,196	1,402	(15)%
Total consolidated operating revenue	$4,612	4,924	(6)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment:
International & Global Accounts	$1,995	2,031	(2)%
Large Enterprise	1,761	1,898	(7)%
Mid-Market Enterprise	1,262	1,354	(7)%
Wholesale	1,799	1,834	(2)%
Business Segment Revenue	6,817	7,117	(4)%
Mass Markets Segment Revenue	2,471	2,836	(13)%
Total consolidated operating revenue	$9,288	9,953	(7)%

Our consolidated operating revenue decreased by $312 million and $665 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021, due to revenue declines in substantially all of our revenue categories listed above. See our segment results below for additional information.

Operating Expenses

The following tables summarize our operating expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,058	2,115	(3)%
Selling, general and administrative	815	762	7%
Depreciation and amortization	827	1,041	(21)%
Total operating expenses	$3,700	3,918	(6)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,043	4,251	(5)%
Selling, general and administrative	1,615	1,518	6%
Depreciation and amortization	1,635	2,191	(25)%
Total operating expenses	$7,293	7,960	(8)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $57 million and $208 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. This decrease was primarily due to reductions in employee-related expense from lower headcount and lower facility costs and network expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $53 million and $97 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The increase was primarily due to a gain on sale of assets in the three and six months ended June 30, 2021 and higher professional fees related to the completed divestiture of our Latin American business and pending divestiture of a portion of our ILEC business during the three and six months ended June 30, 2022. These increases were partially offset by lower property and other taxes.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$550	723	(24)%
Amortization	277	318	(13)%
Total depreciation and amortization	$827	1,041	(21)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$1,084	1,448	(25)%
Amortization	551	743	(26)%
Total depreciation and amortization	$1,635	2,191	(25)%

Depreciation expense decreased by $173 million and $364 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021 primarily due to discontinuing the depreciation of the tangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements. We estimate we would have recorded an additional $145 million and $298 million of depreciation expense during the three and six months ended June 30, 2022 if we had not agreed to sell these businesses. In addition, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021, depreciation expense decreased $48 million and $96 million, respectively, due to the early retirement of certain copper-based infrastructure during the fourth quarter of 2021 and decreased $10 million and $19 million, respectively due to the impact of annual rate depreciable life changes. These decreases were partially offset by higher depreciation expense of $33 million and $58 million, respectively, associated with net growth in depreciable assets.

Amortization expense decreased by $41 million and $192 million, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The decrease was primarily due to a decrease of $118 million for the six months ended June 30, 2022 as compared to June 30, 2021 resulting from certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021, a decrease of $14 million and $29 million, respectively, due to discontinuing the amortization of the intangible assets reclassified as held for sale of our Latin American and ILEC businesses upon entering into our divestiture agreements, a decrease of $16 million and $27 million, respectively, associated with net reductions in amortizable assets and a decrease of $7 million and $10 million, respectively, related to decommissioned applications for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(337)	(384)	(12)%
Other (expense) income, net	(122)	52	nm
Total other expense, net	$(459)	(332)	38%
Income tax expense	$109	168	(35)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(689)	(773)	(11)%
Other (expense) income, net	(52)	86	nm
Total other expense, net	$(741)	(687)	8%
Income tax expense	$311	325	(4)%

Interest Expense

Interest expense decreased by $47 million and $84 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. The decrease was primarily due to the decrease in average outstanding long-term debt (inclusive of debt classified as held for sale) from $31.3 billion to $29.7 billion and from $31.5 billion to $29.9 billion, respectively, and the decrease in the average interest rate of 4.83% to 4.65% and 4.86% to 4.80%, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2022.

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including (i) gains and losses on extinguishments of debt, (ii) components of net periodic pension and post-retirement benefit costs, (iii) foreign currency gains and losses, (iv) our share of income from partnerships we do not control, (v) interest income, (vi) gains and losses from non-operating asset dispositions and (vii) other non-core items including income from transition and separation services provided by us to the purchasers of our divested businesses.

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Pension and post-retirement net periodic income	$7	27	(74)%
Foreign currency (loss) gain	(16)	8	nm
Loss on investment in limited partnership	(137)	—	nm
Other	24	17	41%
Total other (expense) income, net	$(122)	52	nm

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$—	8	nm
Pension and post-retirement net periodic income	4	51	(92)%
Foreign currency loss	(29)	(8)	nm
Loss on investment in limited partnership	(71)	—	nm
Other	44	35	26%
Total other (expense) income, net	$(52)	86	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

The decrease in pension and post-retirement net periodic income for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily driven by lower expected returns on plan assets. Other (expense) income, net for the three and six months ended June 30, 2022 also included a loss on investment in a limited partnership as a result of changes in the value of underlying investments held by the limited partnership, which commenced active trading in late 2021, resulting in an decrease to the net asset value of our investment at June 30, 2022. See Note 10—Fair Value of Financial Instruments for more information regarding the loss recognized on the investment in a limited partnership.

Income Tax Expense

For the three and six months ended June 30, 2022, our effective income tax rate was 24.1% and 24.8%, respectively, and for both the three and six months ended June 30, 2021, our effective income tax rate was 24.9%.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended June 30,
	2022	2021
	(Dollars in millions)
Operating revenue
Business	$3,416	3,522
Mass Markets	1,196	1,402
Total operating revenue	$4,612	4,924

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Operating revenue
Business	$6,817	7,117
Mass Markets	2,471	2,836
Total operating revenue	$9,288	9,953

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended June 30,
	2022	2021
	(Dollars in millions)
Adjusted EBITDA
Business	$2,287	2,364
Mass Markets	1,026	1,209
Total segment EBITDA	3,313	3,573
Operations and Other EBITDA	(1,549)	(1,484)
Total adjusted EBITDA	$1,764	2,089

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Adjusted EBITDA
Business	$4,575	4,771
Mass Markets	2,135	2,466
Total segment EBITDA	6,710	7,237
Operations and Other EBITDA	(3,032)	(2,991)
Total adjusted EBITDA	$3,678	4,246

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 12—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$453	435	4%
IP and Data Services	1,495	1,549	(3)%
Fiber Infrastructure Services	564	552	2%
Voice and Other	904	986	(8)%
Total Business Segment Revenue	3,416	3,522	(3)%
Expenses:
Total expense	1,129	1,158	(3)%
Total adjusted EBITDA	$2,287	2,364	(3)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$880	866	2%
IP and Data Services	3,017	3,127	(4)%
Fiber Infrastructure Services	1,099	1,109	(1)%
Voice and Other	1,821	2,015	(10)%
Total Business Segment Revenue	6,817	7,117	(4)%
Expenses:
Total expense	2,242	2,346	(4)%
Total adjusted EBITDA	$4,575	4,771	(4)%

Three and six months ended June 30, 2022 compared to the same periods ended June 30, 2021

Business segment revenue decreased $106 million for the three months ended June 30, 2022 as compared to June 30, 2021 and decreased $300 million for the six months ended June 30, 2022 as compared to June 30, 2021. The revenue decrease was primarily due to the following factors:

•Compute and Application Services increased in both the three months and six months ended June 30, 2022, with higher revenue in IT solutions in the Wholesale sales channel, cloud services in the IGAM sales channel and managed security in the Large Enterprise sales channel, partially offset due to lower IT solutions revenue within both the Large Enterprise and IGAM sales channels;

•IP and Data Services decreased in both the three months and six months ended June 30, 2022 primarily due to declines in traditional VPN networks and continued declines in Ethernet services across all our sales channels, partially offset by continued strength in IP services across our IGAM, Large and Mid-Market Enterprise sales channels;

•Fiber Infrastructure Services increased during the three months ended June 30, 2022 primarily due to equipment sales in our IGAM and Large Enterprise sales channels and wavelengths services in our Wholesale sales channel. During the six months ended June 30, 2022, these product revenues declined primarily due to lower equipment sales in our Mid-Market sales channel and lower dark fiber services within our Large Enterprise sales channel, partially offset by higher wavelengths services in our Wholesale sales channel and equipment and dark fiber growth due to demand in our IGAM sales channel;

•Voice and Other decreased due to continued decline of legacy voice, private line and other services to customers across all sales channels.

The decrease in Business segment revenue for the three months ended June 30, 2022 includes $15 million of unfavorable foreign currency adjustments as compared to June 30, 2021 and the six months ended June 30, 2022 includes $23 million of unfavorable foreign currency adjustments as compared to June 30, 2021.

Business segment expense decreased by $29 million for the three months ended June 30, 2022 as compared to June 30, 2021 and decreased by $104 million for the six months ended June 30, 2022 as compared to June 30, 2021, primarily driven by lower cost of sales due to the decline in revenue and lower external commissions, professional fees and vendor services.

Business segment adjusted EBITDA as a percentage of segment revenue was 67% for both the three and six months ended June 30, 2022 and 67% for both the three and six months ended June 30, 2021.

Mass Markets Segment

	Three Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$151	130	16%
Other Broadband	596	632	(6)%
Voice and Other	449	640	(30)%
Total Mass Markets Segment Revenue	1,196	1,402	(15)%
Expenses:
Total expense	170	193	(12)%
Total adjusted EBITDA	$1,026	1,209	(15)%

	Six Months Ended June 30,		% Change
	2022	2021
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$296	252	17%
Other Broadband	1,206	1,280	(6)%
Voice and Other	969	1,304	(26)%
Total Mass Markets Segment Revenue	2,471	2,836	(13)%
Expenses:
Total expense	336	370	(9)%
Total adjusted EBITDA	$2,135	2,466	(13)%

Three and six months ended June 30, 2022 compared to the same periods ended June 30, 2021

Mass Markets segment revenue decreased $206 million for the three months ended June 30, 2022 as compared to June 30, 2021 and decreased $365 million for the six months ended June 30, 2022 as compared to June 30, 2021 primarily due to the following factors:

•Fiber Broadband revenue increased, driven by growth in fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased during the period driven by customer losses in our lower speed copper-based broadband services;

•Voice and Other declined primarily due to (i) a $122 million reduction in CAF II revenue during the three months ended June 30, 2022 compared to the same period in 2021 due to the conclusion of the CAF II program on December 31, 2021, (ii) a $186 million net reduction in CAF II revenue during the six months ended June 30, 2022 compared to the same period in 2021 (amount consists of a gross decrease of $245 million of CAF II revenues, net of our first quarter 2022 recognition of $59 million of non-cash revenue release related to CAF II support payments received through the end of 2021 based on our final buildout and filing submissions), and (iii) the continued loss of legacy voice customers.

Mass Markets segment expense decreased $23 million for the three months ended June 30, 2022 as compared to June 30, 2021 and decreased $34 million for the six months ended June 30, 2022 as compared to June 30, 2021, in each case primarily due to lower cost of sales due to the decline in revenue, lower employee headcount and lower network expenses.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 86% for both the three and six months ended June 30, 2022 and 86% and 87%, respectively, for the three and six months ended June 30, 2021.

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

At June 30, 2022, we held cash and cash equivalents of $408 million, which includes cash and cash equivalents classified as held for sale, and we also had $1.4 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $141 million of cash and cash equivalents outside the United States at June 30, 2022. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. Other than transactions related to the August 1, 2022 sale of our Latin American business, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities (see Note 17—Subsequent Events for additional information related to the closing of the sale of our Latin American business).

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, dividends, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the recent sale of our Latin American and pending sale of our ILEC businesses is further described below.

Based on our current capital allocation objectives, for the full year 2022 we project expending approximately $3.2 billion to $3.4 billion of capital expenditures and $1.00 per share for cash dividends on our common stock (based on the assumptions described below under "Dividends").

For the 12 month period ending June 30, 2023, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments and (ii) $34 million of finance lease and other fixed payments (which includes $3 million of current finance lease obligations that have been reclassified as held for sale).

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

Impact of the Recently Completed Divestiture of the Latin American Business and Planned Divestiture of the ILEC Business

As discussed in Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business to our consolidated financial statements in Item 1 of Part I of this report, we sold our Latin American business on August 1, 2022 and expect to sell a portion of our ILEC business during the remainder of 2022. As further described elsewhere herein, these transactions in the aggregate are expected to provide us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities.

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

Net Operating Loss Carryforwards

As of December 31, 2021, Lumen Technologies had approximately $2.9 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to utilize a substantial portion of our NOLs to offset taxable gains generated by the completion of the recent sale of our Latin American business and the pending sale of our ILEC business. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2022 will be approximately $100 million. If, as expected, we use a substantial portion of our NOLs in 2022 to offset divestiture-related gains, we anticipate that our cash income tax liabilities will increase substantially in future periods.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Dividends

We currently expect to continue our current practice of paying quarterly cash dividends in respect of our common stock subject to our Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.25 per share, as approved by our Board of Directors, which we believe is a payout rate which enables us to balance our multiple objectives of managing and investing in our business, deleveraging our balance sheet over time and returning a substantial portion of our cash to our shareholders. Assuming continued authorization by our Board during 2022 at this rate of $0.25 per share, our average total dividend paid each quarter would be approximately $254 million based on the number of our currently outstanding shares (which figure (i) assumes no increases or decreases in the number of shares and (ii) includes dividend payments in connection with the anticipated vesting of currently outstanding equity awards). Dividend payments upon the vesting of equity incentive awards was $19 million during six months ended June 30, 2022. See Risk Factors—"Business Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Revolving Facilities and Other Debt Instruments

At June 30, 2022, we had $13.0 billion of outstanding consolidated secured indebtedness, $16.4 billion of outstanding consolidated unsecured indebtedness (including long-term debt reclassified as liabilities held for sale, but excluding finance lease obligations, unamortized premiums, net and unamortized debt issuance costs) and $1.4 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

Under our amended and restated credit agreement dated as of January 31, 2020 (the "Amended Credit Agreement"), we maintained at June 30, 2022 (i) a $2.2 billion senior secured revolving credit facility, under which we owed $800 million as of such date, and (ii) $6.2 billion of senior secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

At June 30, 2022, we had $46 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities maintained by one of our affiliates, we had outstanding letters of credit, or other similar obligations, of approximately $66 million as of June 30, 2022, of which $3 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

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

As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Lumen Combined Pension Plan ("Combined Pension Plan") in anticipation of the pending sale of the ILEC business, as described further in Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business to our consolidated financial statements in Item 1 of Part I of this report. As a result, at the time of the spin-off $2.5 billion of pension benefit obligation and $2.2 billion of plan assets were transferred to the Lumen Pension Plan.

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

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. During 2021, lump sum pension settlement payments exceeded the settlement threshold. Please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2021 for additional information. Although the settlement threshold was not exceeded as of, June 30, 2022, it could be reached in subsequent quarters this year.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids for RDOF Phase I support payments of $26 million, annually. Our support payments under the RDOF Phase I program commenced during the second quarter of 2022. Assuming we timely complete our pending divestiture of the ILEC business on the terms described herein, we expect a portion of these payments will accrue to the purchaser of that business. See Note 2—Recently Completed Divestiture of the Latin American Business and Planned Divestiture of ILEC Business to our consolidated financial statements in Item 1 of Part I of this report.

For additional information on these programs, see (i) "Business—Regulation of Our Business" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) "Risk Factors—Financial Risks" in Item 1A of Part I of the same Annual Report.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps in anticipation of making grants to eligible applicants, so it is premature to speculate on the potential impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,		$ Change
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$2,771	3,164	(393)
Net cash used in investing activities	(1,270)	(1,295)	(25)
Net cash used in financing activities	(1,489)	(1,350)	139

Operating Activities

Net cash provided by operating activities decreased by $393 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to lower net income adjusted for non-cash expenses and gains, partially offset by increased collections on accounts receivable and increased accounts payable. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $25 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to a decrease in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $139 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to proceeds from issuance of long-term debt in the prior year, partially offset by lower payments of long-term debt and higher net borrowing on our Revolving Credit Facility.

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

Market Risk

As of June 30, 2022, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of June 30, 2022, we had approximately $10.3 billion of floating rate debt. A hypothetical increase of 100 basis points in LIBOR relating to our $10.3 billion of floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $103 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

In 2019, we executed swap agreements that reduced our exposure to floating rates with respect to $4.0 billion principal amount of floating rate debt. All of these swap agreements have expired as of June 30, 2022 and we are not currently hedged against any of our exposure to floating interest rates. See Note 11—Derivative Financial Instruments to our consolidated financial statements in Item 1 of Part I of this report for additional disclosure regarding our hedging arrangements.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Our European subsidiaries use, and, prior to the recent divestiture of our Latin American Business, certain of our Latin American subsidiaries used the local currency as their functional currency, as the majority of their revenue and purchases are or were transacted in their local currencies. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could adversely impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2022 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Apr-22	37,796	$11.19
May-22	79,779	$11.33
Jun-22	17,824	$11.23
Total	135,399

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2022.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)