Form 10-Q
period 2022-09-30
Lumen Technologies, Inc.
filed 2022-11-03
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On October 31, 2022, there were 1,034,582,843 shares of common stock outstanding.

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, pension contributions and other benefits payments;

•our ability to successfully and timely implement our corporate strategies, including our deleveraging strategy;

•our ability to successfully and timely consummate the pending divestiture of our European, Middle Eastern and African business, to successfully and timely realize the anticipated benefits from that divestiture and our divestitures completed in 2022, and to successfully operate our retained business after such divestitures;

•changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

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

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from recently enacted legislation promoting broadband development;

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

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, existing regulatory, technological, industry, competitive, economic and market conditions, and our assumptions as of such date. We may change our intentions, strategies or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$4,390	4,887	13,678	14,840
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,999	2,151	6,042	6,402
Selling, general and administrative	792	654	2,407	2,172
Gain on sale of business	(593)	—	(593)	—
Depreciation and amortization	808	951	2,443	3,142
Total operating expenses	3,006	3,756	10,299	11,716
OPERATING INCOME	1,384	1,131	3,379	3,124
OTHER (EXPENSE) INCOME
Interest expense	(363)	(377)	(1,052)	(1,150)
Other (expense) income, net	(84)	(38)	(136)	48
Total other expense, net	(447)	(415)	(1,188)	(1,102)
INCOME BEFORE INCOME TAXES	937	716	2,191	2,022
Income tax expense	359	172	670	497
NET INCOME	$578	544	1,521	1,525
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.57	0.51	1.50	1.42
DILUTED	$0.57	0.51	1.50	1.41
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,013,124	1,062,084	1,011,498	1,077,106
DILUTED	1,017,013	1,069,157	1,016,281	1,083,879
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
NET INCOME	$578	544	1,521	1,525
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(8), $(69), $(25) and $(93) tax	24	214	74	290
Change in net prior service cost, net of $1, $—, $1 and $(1) tax	(1)	1	(2)	3
Reclassification of realized loss on interest rate swaps to net income, net of $—, $(5), $(5) and $(15) tax	—	16	17	47
Unrealized holding gain (loss) on interest rate swaps, net of $—, $—, $—, and $— tax	—	(1)	—	(1)
Reclassification of realized loss on foreign currency translation to gain on sale of business, net of $—, $—, $—, and $— tax	112	—	112	—
Foreign currency translation adjustment, net of $28, $13, $70 and $16 tax	(120)	(97)	(245)	(103)
Other comprehensive income (loss)	15	133	(44)	236
COMPREHENSIVE INCOME	$593	677	1,477	1,761
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$252	354
Accounts receivable, less allowance of $95 and $114	1,457	1,544
Assets held for sale	6,779	8,809
Other	894	829
Total current assets	9,382	11,536
Property, plant and equipment, net of accumulated depreciation of $20,391 and $19,271	20,713	20,895
GOODWILL AND OTHER ASSETS
Goodwill	15,918	15,986
Other intangible assets, net	6,436	6,970
Other, net	2,368	2,606
Total goodwill and other assets	24,722	25,562
TOTAL ASSETS	$54,817	57,993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,474	1,554
Accounts payable	1,009	758
Accrued expenses and other liabilities
Salaries and benefits	788	860
Income and other taxes	275	228
Current operating lease liabilities	396	385
Interest	184	278
Other	173	232
Liabilities held for sale	1,792	2,257
Current portion of deferred revenue	624	617
Total current liabilities	8,715	7,169
LONG-TERM DEBT	21,764	27,428
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	4,595	4,049
Benefit plan obligations, net	3,192	3,710
Other	3,974	3,797
Total deferred credits and other liabilities	11,761	11,556
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,034,758 and 1,023,512 shares	1,035	1,024
Additional paid-in capital	18,221	18,972
Accumulated other comprehensive loss	(2,202)	(2,158)
Accumulated deficit	(4,477)	(5,998)
Total stockholders' equity	12,577	11,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,817	57,993
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$1,521	1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,443	3,142
Gain on sale of business	(593)	—
Deferred income taxes	618	431
Provision for uncollectible accounts	99	80
Net gain on early retirement of debt	(9)	(8)
Unrealized loss on investments	197	9
Stock-based compensation	71	89
Changes in current assets and liabilities:
Accounts receivable	(27)	20
Accounts payable	45	(240)
Accrued income and other taxes	25	7
Other current assets and liabilities, net	(323)	(263)
Retirement benefits	(440)	(126)
Changes in other noncurrent assets and liabilities, net	141	207
Other, net	126	21
Net cash provided by operating activities	3,894	4,894
INVESTING ACTIVITIES
Capital expenditures	(2,183)	(2,052)
Proceeds from sale of business	2,707	—
Proceeds from sale of property, plant and equipment, and other assets	67	90
Other, net	3	13
Net cash provided by (used in) investing activities	594	(1,949)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,881
Payments of long-term debt	(3,899)	(2,604)
Net proceeds from (payments on) revolving line of credit	80	(150)
Dividends paid	(780)	(834)
Repurchases of common stock	—	(909)
Other, net	(33)	(52)
Net cash used in financing activities	(4,632)	(2,668)
Net (decrease) increase in cash, cash equivalents and restricted cash	(144)	277
Cash, cash equivalents and restricted cash at beginning of period	409	427
Cash, cash equivalents and restricted cash at end of period	$265	704
Supplemental cash flow information:
Income taxes paid, net	$(58)	(102)
Interest paid (net of capitalized interest of $48 and $39)	$(1,092)	(1,144)
Supplemental noncash information regarding investing activities:
Sale of property, plant and equipment in exchange for note receivable	$—	56
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$252	635
Cash and cash equivalents included in Assets held for sale	—	39
Restricted cash included in Other current assets	1	2
Restricted cash included in Other, net noncurrent assets	12	28
Total	$265	704
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,032	1,105	1,024	1,097
Issuance of common stock through incentive and benefit plans	3	—	11	8
Repurchases of common stock	—	(74)	—	(74)
Balance at end of period	1,035	1,031	1,035	1,031
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,459	20,361	18,972	20,909
Repurchases of common stock	—	(880)	—	(880)
Shares withheld to satisfy tax withholdings	(1)	(2)	(30)	(44)
Stock-based compensation	23	25	71	89
Dividends declared	(260)	(269)	(792)	(839)
Balance at end of period	18,221	19,235	18,221	19,235
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,217)	(2,710)	(2,158)	(2,813)
Other comprehensive income (loss)	15	133	(44)	236
Balance at end of period	(2,202)	(2,577)	(2,202)	(2,577)
ACCUMULATED DEFICIT
Balance at beginning of period	(5,055)	(7,050)	(5,998)	(8,031)
Net income	578	544	1,521	1,525
Balance at end of period	(4,477)	(6,506)	(4,477)	(6,506)
TOTAL STOCKHOLDERS' EQUITY	$12,577	11,183	12,577	11,183
DIVIDENDS DECLARED PER COMMON SHARE	$0.25	0.25	0.75	0.75
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

There were no book overdrafts included in accounts payable at September 30, 2022 or December 31, 2021.

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

Investments

On January 1, 2021, we adopted ASU 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” ("ASU 2020-01”). This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of September 30, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered by this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. ASU 2022-04 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we are reviewing our supplier finance agreements to determine the impact to disclosures in our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” (ASU 2022-01). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of September 30, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through September 30, 2022, ASU 2021-01 does not have a material impact to our consolidated financial statements.

(2) Recently Completed Divestitures of the Latin American and ILEC Businesses

Latin American Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen’s Latin American business pursuant to a definitive agreement dated July 25, 2021 for pre-tax cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments.

During both the three and nine months ended September 30, 2022, we recorded a $593 million pre-tax gain on disposal associated with the sale of our Latin American business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, we entered into a transition services agreement under which we will provide to the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they will provide each other various network and other commercial services. In addition, we agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen has estimated the fair value of these indemnifications to be $86 million, which is included in other long-term liabilities in our consolidated balance sheet and has reduced our gain on the sale accordingly.

The Latin American business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on August 1, 2022. As a result of closing the transaction, we derecognized net assets of $1.9 billion, primarily made up of property, plant and equipment, net of accumulated depreciation, of $1.7 billion, goodwill of $245 million, other intangible assets, net of accumulated amortization, of $140 million, and deferred income tax liabilities, net, of $154 million.

ILEC Business

On October 3, 2022, we and certain of our affiliates closed the sale of our incumbent local exchange ("ILEC") business primarily conducted within 20 Midwestern and Southeastern states pursuant to a definitive agreement dated August 3, 2021, as amended and supplemented to date. See Note 17—Subsequent Events for additional information regarding this divestiture.

In the accompanying consolidated balance sheet as of September 30, 2022, the assets and liabilities of our ILEC business are classified as held for sale and are measured at the lower of (i) the carrying value of the disposal group and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the ILEC business as held for sale on August 3, 2021, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $114 million and $350 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and nine months ended September 30, 2022, respectively, and an additional $81 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and nine months ended September 30, 2021 if the ILEC business did not meet the held for sale criteria.

The principal components of the held for sale assets and liabilities of the ILEC business as of the dates below are as follows:

	September 30, 2022	December 31, 2021
	ILEC Business
	(Dollars in millions)
Assets held for sale(1)
Cash and cash equivalents	$—	1
Accounts receivable, less allowance of $19 and $21	195	227
Other current assets	52	45
Property, plant and equipment, net accumulated depreciation of $8,170 and $8,303	3,651	3,491
Goodwill(2)	2,581	2,615
Other intangible assets, net	158	158
Other non-current assets	38	38
Total assets held for sale	$6,675	6,575

Liabilities held for sale(1)
Accounts payable	$56	64
Salaries and benefits	32	25
Income and other taxes	30	24
Interest	38	10
Current portion of deferred revenue	87	90
Other current liabilities	47	35
Long-term debt, net of discounts(3)	1,400	1,377
Pension and other post-retirement benefits(4)	27	56
Other non-current liabilities	71	141
Total liabilities held for sale	$1,788	1,822
______________________________________________________________________
(1)As a result of the above-described sale of our Latin American business on August 1, 2022, this table excludes $2.2 billion of assets and $435 million of liabilities relating to the Latin American business. The net assets of the Latin American business were classified as held for sale on our accompanying balance sheet as of December 31, 2021.
(2)The assignment of goodwill was based on the relative fair value of the applicable reporting units prior to being classified as held for sale.

(3)Long-term debt, net of discounts, as of September 30, 2022 and December 31, 2021 includes (i) $1.4 billion aggregate principal amount of 7.995% Embarq senior notes maturing in 2036, (ii) $114 million and $117 million of related unamortized discounts, respectively, and (iii) $76 million and $57 million of long-term finance lease obligations, respectively.
(4)Excludes pension obligation of approximately $2.5 billion for the ILEC business as of both September 30, 2022 and December 31, 2021, which we transferred to the purchaser of the ILEC business upon closing. As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") in anticipation of this transfer. Along with the transfer of the $2.5 billion pension benefit obligation, we allocated $2.2 billion of assets to the new plan in January 2022 and contributed $319 million of additional cash to the new plan's trust in September 2022 to fully fund the pension plan. See Note 8—Employee Benefits for additional information.

As a result of our evaluation of the recoverability of the carrying value of the ILEC assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we did not record any estimated loss on disposal during the nine months ended September 30, 2022. For information on the October 3, 2022 disposal of the ILEC business, see Note 17—Subsequent Events.

Other
We do not believe either of these divestitures represent a strategic shift for Lumen. Therefore, neither of the divested businesses meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Latin American and ILEC businesses (the "disposal groups") in our consolidated operating results through their disposal dates of August 1, 2022 and October 3, 2022, respectively (see Note 17—Subsequent Events for additional information regarding the close of the sale of the ILEC business). The pre-tax net income of the ILEC business is estimated to be as follows in the tables below:

	ILEC business pre-tax net income
	2022	2021
	(Dollars in millions)
Three Months Ended September 30,	$164	234
Nine Months Ended September 30,	$576	528

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$15,918	15,986
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $3,579 and $11,740(1)	4,822	5,365
Capitalized software, less accumulated amortization of $3,832 and $3,624	1,498	1,459
Trade names, patents and other, less accumulated amortization of $183 and $160	107	137
Total other intangible assets, net	$6,436	6,970
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $8.7 billion became fully amortized during 2021 and were retired during the first quarter of 2022.

As of September 30, 2022, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $29.9 billion.

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

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2021 through September 30, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)(2)	$11,235	4,751	15,986
Effect of foreign currency exchange rate change and other	(68)	—	(68)
As of September 30, 2022(1)(3)	$11,167	4,751	15,918
______________________________________________________________________
(1)Goodwill at September 30, 2022 and December 31, 2021 is net of accumulated impairment losses of $7.7 billion.
(2)As of December 31, 2021 these amounts excluded $2.9 billion of goodwill classified as held for sale primarily related to the August 1, 2022 divestiture of the Latin American business and the October 3, 2022 divestiture of the ILEC business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses for additional information.
(3)As of September 30, 2022 these amounts excluded $2.6 billion of goodwill classified as held for sale related to the October 3, 2022 divestiture of the ILEC business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses and Note 17—Subsequent Events for additional information.

We report our results within two segments: Business and Mass Markets. See Note 12—Segment Information for more information on these segments and the underlying sales channels. As of September 30, 2022, we have four reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business (iii) Europe, Middle East and Africa region, and (iv) Asia Pacific region. Prior to its August 1, 2022 divestiture, the Latin American region was also considered to be a reporting unit.

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2022 and 2021 totaled $279 million and $306 million, respectively, and for the nine months ended September 30, 2022 and 2021, totaled $830 million and $1.0 billion, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2022 through 2026 will be as provided in the table below. The amounts presented in the table below do not include future amortization expense for intangible assets of the ILEC business that was classified as held for sale on September 30, 2022 and sold on October 3, 2022. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses for more information.

(Dollars in millions)
2022 (remaining three months)	$261
2023	978
2024	906
2025	839
2026	762

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include the Latin American business revenues prior to it being sold on August 1, 2022.

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$154	(47)	107	183	(71)	112
IP and Data Services	350	—	350	431	—	431
Fiber Infrastructure	199	(33)	166	231	(33)	198
Voice and Other	150	—	150	182	—	182
Total IGAM Revenue	853	(80)	773	1,027	(104)	923

Large Enterprise
Compute and Application Services	148	(16)	132	172	(15)	157
IP and Data Services	378	—	378	394	—	394
Fiber Infrastructure	117	(11)	106	143	(11)	132
Voice and Other	201	—	201	233	—	233
Total Large Enterprise Revenue	844	(27)	817	942	(26)	916

Mid-Market Enterprise
Compute and Application Services	35	(7)	28	30	(8)	22
IP and Data Services	406	(1)	405	421	(1)	420
Fiber Infrastructure	49	(2)	47	50	(2)	48
Voice and Other	128	—	128	147	—	147
Total Mid-Market Enterprise Revenue	618	(10)	608	648	(11)	637

Wholesale
Compute and Application Services	62	(39)	23	46	(39)	7
IP and Data Services	283	—	283	297	—	297
Fiber Infrastructure	165	(28)	137	154	(30)	124
Voice and Other	392	(62)	330	394	(63)	331
Total Wholesale Revenue	902	(129)	773	891	(132)	759

Business Segment by Product Category
Compute and Application Services	399	(109)	290	431	(133)	298
IP and Data Services	1,417	(1)	1,416	1,543	(1)	1,542
Fiber Infrastructure	530	(74)	456	578	(76)	502
Voice and Other	871	(62)	809	956	(63)	893
Total Business Segment Revenue	3,217	(246)	2,971	3,508	(273)	3,235

Mass Markets Segment by Product Category
Fiber Broadband	160	(4)	156	135	—	135
Other Broadband	580	(55)	525	619	(56)	563
Voice and Other	433	(26)	407	625	(143)	482
Total Mass Markets Revenue	1,173	(85)	1,088	1,379	(199)	1,180

Total Revenue	$4,390	(331)	4,059	4,887	(472)	4,415

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$521	(191)	330	547	(210)	337
IP and Data Services	1,190	—	1,190	1,287	—	1,287
Fiber Infrastructure	642	(102)	540	665	(95)	570
Voice and Other	495	—	495	559	—	559
Total IGAM Revenue	2,848	(293)	2,555	3,058	(305)	2,753

Large Enterprise
Compute and Application Services	473	(45)	428	515	(45)	470
IP and Data Services	1,151	—	1,151	1,192	—	1,192
Fiber Infrastructure	359	(35)	324	403	(38)	365
Voice and Other	622	—	622	730	—	730
Total Large Enterprise Revenue	2,605	(80)	2,525	2,840	(83)	2,757

Mid-Market Enterprise
Compute and Application Services	102	(21)	81	94	(25)	69
IP and Data Services	1,229	(3)	1,226	1,291	(4)	1,287
Fiber Infrastructure	148	(6)	142	156	(6)	150
Voice and Other	401	—	401	461	—	461
Total Mid-Market Enterprise Revenue	1,880	(30)	1,850	2,002	(35)	1,967

Wholesale
Compute and Application Services	183	(118)	65	141	(120)	21
IP and Data Services	864	—	864	900	—	900
Fiber Infrastructure	480	(84)	396	463	(89)	374
Voice and Other	1,174	(189)	985	1,221	(188)	1,033
Total Wholesale Revenue	2,701	(391)	2,310	2,725	(397)	2,328

Business Segment by Product Category
Compute and Application Services	1,279	(375)	904	1,297	(400)	897
IP and Data Services	4,434	(3)	4,431	4,670	(4)	4,666
Fiber Infrastructure	1,629	(227)	1,402	1,687	(228)	1,459
Voice and Other	2,692	(189)	2,503	2,971	(188)	2,783
Total Business Segment Revenue	10,034	(794)	9,240	10,625	(820)	9,805

Mass Markets Segment by Product Category
Fiber Broadband	456	(14)	442	387	—	387
Other Broadband	1,786	(166)	1,620	1,899	(166)	1,733
Voice and Other	1,402	(125)	1,277	1,929	(431)	1,498
Total Mass Markets Revenue	3,644	(305)	3,339	4,215	(597)	3,618

Total Revenue	$13,678	(1,099)	12,579	14,840	(1,417)	13,423
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

For the three months ended September 30, 2022 and 2021, our gross rental income was $307 million and $329 million, respectively, which represents approximately 7% of our operating revenue for both the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022, and 2021, our gross rental income was $978 million and $988 million, respectively, which represents approximately 7% of our operating revenue for both the nine months ended September 30, 2022 and 2021.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables(1)	$1,407	1,493
Contract assets(2)	56	73
Contract liabilities(3)	714	680
______________________________________________________________________
(1)Reflects gross customer receivables of $1.5 billion and $1.6 billion, net of allowance for credit losses of $84 million and $102 million, at September 30, 2022 and December 31, 2021, respectively. These amounts exclude customer receivables, net, classified as held for sale of $175 million at September 30, 2022 (related to the ILEC business) and $288 million at December 31, 2021 (related to both the Latin American business and the ILEC business).
(2)These amounts exclude contract assets classified as held for sale of $7 million at September 30, 2022 (related to the ILEC business) and $9 million at December 31, 2021 (related to both the Latin American business and the ILEC business).
(3)These amounts exclude contract liabilities classified as held for sale of $76 million at September 30, 2022 (related to the ILEC business) and $161 million at December 31, 2021 (related to both the Latin American business and the ILEC business).

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the three and nine months ended September 30, 2022, we recognized $47 million and $494 million, respectively, of revenue that was included in contract liabilities of $841 million as of January 1, 2022, including contract liabilities that were classified as held for sale. During the three and nine months ended September 30, 2021, we recognized $61 million and $544 million, respectively, of revenue that was included in contract liabilities of $950 million as of January 1, 2021.

Performance Obligations

As of September 30, 2022, we expect to recognize approximately $5.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 69% of this revenue through 2024, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606, and (iii) the value of unsatisfied performance obligations for contracts which relate to our recently completed divestitures.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$208	188	271	217
Costs incurred	45	38	43	37
Amortization	(49)	(35)	(51)	(37)
Change in contract costs held for sale	3	(2)	(35)	(31)
End of period balance(2)	$207	189	228	186

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(3)	$222	186	289	216
Costs incurred	129	119	132	112
Amortization	(150)	(113)	(158)	(111)
Change in contract costs held for sale	6	(3)	(35)	(31)
End of period balance(2)	$207	189	228	186
______________________________________________________________________
(1)Beginning of period balance for the three months ended September 30, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $31 million and $33 million, respectively (related to both the Latin American business and the ILEC business).
(2)Ending of period balance for the three and nine months ended September 30, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $28 million and $35 million, respectively, related to the ILEC business. Ending of period balance for the three and nine months ended September 30, 2021 excludes acquisition costs and fulfillment costs classified as held for sale of $35 million and $31 million, respectively (related to both the Latin American business and the ILEC business).
(3)Beginning of period balance for the nine months ended September 30, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $34 million and $32 million, respectively (related to both the Latin American business and the ILEC business).

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

(5) Credit Losses on Financial Instruments

To assess our expected credit losses on financial instruments, we aggregate financial assets with similar risk characteristics to monitor their credit quality or deterioration over the life of such assets. We periodically monitor certain risk characteristics within our aggregated financial assets and revise their composition accordingly, to the extent internal and external risk factors change. We separately evaluate financial assets that do not share risk characteristics with other financial assets. Our financial assets measured at amortized cost primarily consist of accounts receivable.

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

The assessment of the correlation between historical observed default rates, current conditions and forecasted economic conditions requires judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding our allowance for credit losses. The amount of credit loss is sensitive to changes in circumstances and forecasted economic conditions. Our historical credit loss experience, current conditions and forecast of economic conditions may also not be representative of the customers' actual default experience in the future, and we may use methodologies that differ from those used by other companies.

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2022:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)	$88	26	114
Provision for expected losses	19	80	99
Write-offs charged against the allowance	(47)	(88)	(135)
Recoveries collected	9	5	14
Foreign currency exchange rate change adjustment	1	—	1
Change in allowance in assets held for sale	(1)	3	2
Ending balance at September 30, 2022(2)	$69	26	95
______________________________________________________________________
(1)As of December 31, 2021, these amounts excluded a $24 million allowance for credit losses classified as held for sale related to the August 1, 2022 divestiture of the Latin American business and the divestiture of the ILEC business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses.
(2)As of September 30, 2022, these amounts excluded a $19 million allowance for credit losses classified as held for sale related to the divestiture of the ILEC business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses.

(6) Long-Term Debt and Credit Facilities

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	September 30, 2022	December 31, 2021
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility(3)	LIBOR + 2.00%	2025	$280	200
Term Loan A(4)	LIBOR + 2.00%	2025	1,006	1,050
Term Loan A-1(4)	LIBOR + 2.00%	2025	287	300
Term Loan B(5)	LIBOR + 2.25%	2027	4,863	4,900
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(6)	LIBOR + 1.75%	2027	2,411	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	7.125% - 8.375%	2023 - 2025	137	138
Senior Notes and Other Debt:(7)
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2023 - 2042	6,985	8,414
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.625%	2027 - 2029	3,940	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(8)	LIBOR + 2.00%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	255	255
Finance lease and other obligations	Various	Various	324	347
Unamortized (discounts) premiums, net			(8)	21
Unamortized debt issuance costs			(193)	(220)
Total long-term debt			25,238	28,982
Less current maturities			(3,474)	(1,554)
Long-term debt, excluding current maturities			$21,764	27,428
______________________________________________________________________
(1)As of September 30, 2022.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2021 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Revolving Credit Facility had interest rates of 5.080% and 2.103% as of September 30, 2022 and December 31, 2021, respectively.
(4)Term Loans A and A-1 had interest rates of 5.115% and 2.104% as of September 30, 2022 and December 31, 2021, respectively.
(5)Term Loan B had interest rates of 5.365% and 2.354% as of September 30, 2022 and December 31, 2021, respectively.
(6)The Level 3 Tranche B 2027 Term Loan had interest rates of 4.865% and 1.854% as of September 30, 2022 and December 31, 2021, respectively.

(7)The table excludes $1.4 billion of indebtedness under Embarq Corporation's 7.995% senior notes maturing in 2036 that was classified as held for sale as of September 30, 2022 and December 31, 2021, and was assumed by the third-party purchaser as of October 3, 2022 concurrent with the sale of the ILEC business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses and Note 17—Subsequent Events.
(8)The Qwest Corporation Term Loan had interest rates of 5.120% and 2.110% as of September 30, 2022 and December 31, 2021, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2022 (excluding unamortized (discounts) premiums, net, and unamortized debt issuance costs), maturing during the following years.:

(Dollars in millions)(1)
2022 (remaining three months)(2)	$1,908
2023	153
2024	158
2025	2,343
2026	1,276
2027 and thereafter	19,601
Total long-term debt	$25,439
______________________________________________________________________
(1)These amounts exclude $1.5 billion of debt and finance lease obligations related to the ILEC business that were classified as held for sale as of September 30, 2022. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses for more information.
(2)These amounts include $1.9 billion aggregate principal senior notes for which we issued redemption notices on September 26, 2022. See Note 17—Subsequent Events for information on additional debt repayments made since September 30, 2022 and the classification of the related aggregate principal as current maturities of long-term debt on our consolidated balance sheets as of September 30, 2022.

Borrowings and Repayments

During the nine months ended September 30, 2022, Lumen borrowed $2.4 billion from, and made repayments of $2.3 billion to, its Revolving Credit Facility. We used our net revolving credit draws and available cash to repay the following aggregate principal amount of indebtedness through a combination of tender offers, redemptions, prepayments and payments at maturity. These transactions resulted in a net gain of $9 million.

Debt	Period of Repayment	(Dollars in millions)
Lumen Technologies, Inc.
5.800% Senior Notes due 2022 (at Maturity)	Q1 2022	$1,400
Level 3 Financing, Inc.
Tranche B 2027 Term Loan	Q3 2022	700
5.375% Senior Notes due 2025	Q3 2022	800
5.250% Senior Notes due 2026	Q3 2022	775
Other	Q3 2022	30
Total Debt Repayments		$3,705

For information on additional debt repayment since September 30, 2022, see Note 17—Subsequent Events.

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

Compliance

As of September 30, 2022, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

(7) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2021	$36
Accrued to expense	2
Payments, net	(30)
Balance at September 30, 2022	$8

(8) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021.

As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Lumen Combined Pension Plan (the "Combined Pension Plan") in anticipation of the sale of the ILEC business, as described further in Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses. The Lumen Pension Plan covers approximately 2,500 active plan participants along with 19,000 other participants. At the time of the spin-off, the Lumen Pension Plan had a pension benefit obligation of $2.5 billion and assets of $2.2 billion. In addition, the December 31, 2021 actuarial (loss) gain and prior service cost included in accumulated other comprehensive loss was allocated between the Lumen Pension Plan and the Lumen Combined Pension Plan. Following a revaluation of the pension obligation and pension assets for the Lumen Pension Plan, in preparation for the closing of the sale of the ILEC business, we contributed approximately $319 million of cash to the Lumen Pension Plan trust to fully fund the pension plan in September 2022. The amounts allocated to the Lumen Pension Plan were subject to adjustment up to the closing of the sale of the ILEC business on October 3, 2022, at which time the plan was transferred along with the rest of the assets and liabilities of the ILEC business. We recognized pension costs related to both plans through the sale of the ILEC business, at which time balances related to the Lumen Pension Plan will be reflected in the calculation of our gain on the sale of the business.

Net periodic benefit (income) expense for the Combined Pension Plan and the Lumen Pension Plan (together the "Pension Plans") includes the following components:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$11	14	34	42
Interest cost	53	49	155	148
Expected return on plan assets	(100)	(138)	(302)	(414)
Settlement charges	—	57	—	57
Recognition of prior service credit	(3)	(2)	(8)	(7)
Recognition of actuarial loss	32	49	99	147
Net periodic pension (income) expense	$(7)	29	(22)	(27)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$3	4	8	11
Interest cost	15	12	45	35
Recognition of prior service cost	1	3	5	11
Recognition of actuarial loss	—	2	—	4
Net periodic post-retirement benefit expense	$19	21	58	61

Service costs for our Pension Plans and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other (expense) income, net on our consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021.

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

The amount of required contributions to the Combined Pension Plan in 2022 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any additional contributions to the Combined Pension Plan in 2022, and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2022.

(9) Earnings Per Common Share

Basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator)
Net income	$578	544	1,521	1,525
Net income applicable to common stock for computing basic earnings per common share	578	544	1,521	1,525
Net income as adjusted for purposes of computing diluted earnings per common share	$578	544	1,521	1,525
Shares (Denominator):
Weighted-average number of shares:
Outstanding during period	1,034,786	1,079,917	1,031,687	1,095,223
Non-vested restricted stock	(21,662)	(17,833)	(20,189)	(18,117)
Weighted average shares outstanding for computing basic earnings per common share	1,013,124	1,062,084	1,011,498	1,077,106
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10	10	10
Shares issuable under incentive compensation plans	3,879	7,063	4,773	6,763
Number of shares as adjusted for purposes of computing diluted earnings per common share	1,017,013	1,069,157	1,016,281	1,083,879
Basic earnings per common share	$0.57	0.51	1.50	1.42
Diluted earnings per common share	$0.57	0.51	1.50	1.41

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 12.9 million and 3.9 million for the three months ended September 30, 2022 and 2021, respectively, and 10.4 million and 3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

(10) Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt (excluding finance lease and other obligations), interest rate swap contracts, certain investments and certain indemnification obligations. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of September 30, 2022 and December 31, 2021:

		September 30, 2022		December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Equity securities(1)	1	$47	47	—	—
Long-term debt, excluding finance lease and other obligations(2)	2	$24,914	21,934	28,635	29,221
Interest rate swap contracts (see Note 11)	2	$—	—	25	25
Indemnifications related to the sale of the Latin American business	3	$86	86	—	—
______________________________________________________________________
(1)For the three and nine months ended September 30, 2022, we recognized $83 million of loss on equity securities in other (expense) income, net in our consolidated statements of operations.
(2)As of September 30, 2022 and December 31, 2021, these amounts exclude $1.4 billion aggregate principal amount of debt for both periods and $0.7 billion and $1.6 billion, respectively, of fair value of debt classified as held for sale related to the ILEC business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses for more information.

Investment Held at Net Asset Value

We hold an investment in a limited partnership created as a holding company for various investments, including a portion of the colocation and data center business that we divested in 2017. The limited partnership has sole discretion as to the amount and timing of distributions of the underlying assets. As of September 30, 2022, the underlying investments held by the limited partnership are traded in active markets and as such, we account for our investment in the limited partnership using net asset value ("NAV"). The investments held by the limited partnership were subject to lock-up agreements that restricted the sale or distribution of certain underlying assets prior to July 2022 and October 2022. The restrictions on one of the investments held by the limited partnership expired on July 29, 2022, and we received a distribution of 11.5 million shares of publicly-traded common stock, which were valued within our net asset value at $130 million at June 30, 2022 and are reflected in our fair value table as of September 30, 2022, as seen above. The restriction on the remaining underlying investment expired on October 12, 2022. However, no shares have been distributed to date. Subject to restrictions imposed by law and other provisions of the limited partnership agreement, the general partner has the sole discretion as to the amounts and timing of distributions to partners. The following table summarizes the net asset value of our investment in this limited partnership.

	As of September 30, 2022	As of December 31, 2021
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$55	299
______________________________________________________________________
(1)For the three and nine months ended September 30, 2022, we recognized $43 million and $114 million, respectively, of loss on investment, reflected in other (expense) income, net in our consolidated statements of operations. For both the three and nine months ended September 30, 2021, we recognized $9 million of loss on investment, reflected in other (expense) income, net in our consolidated statements of operations.

(11) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 6—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, our interest expense increases. Conversely, if interest rates decrease, our interest expense also decreases. Through their expiration on June 30, 2022, we designated the interest rate swap agreements described below as cash flow hedges. Under these hedges, we received variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements was reflected in accumulated other comprehensive income ("AOCI") and was subsequently reclassified into earnings in the period that the hedged transaction affected earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

In 2019, we entered into variable-to-fixed interest rate swap agreements to hedge the interest on $4.0 billion notional amount of floating rate debt. As of December 31, 2021, we evaluated the effectiveness of our remaining hedges quantitatively and determined that hedges in effect on such date qualified as effective hedge relationships. During the nine months ended September 30, 2022, all of these swap agreements expired.

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

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2022 and December 31, 2021, as follows (in millions):

		September 30, 2022	December 31, 2021
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$—	25

The amount of realized losses reclassified from AOCI to the statement of operations consists of the following
(in millions):

Derivatives designated as hedging instruments	2022	2021
Cash flow hedging contracts
Three Months Ended September 30,	$—	21
Nine Months Ended September 30,	$22	62

Amounts included in AOCI at the beginning of the period were reclassified into earnings upon the settlement of the cash flow hedging contracts during the nine months ended September 30, 2022. For the nine months ended September 30, 2022, $19 million of net losses on the interest rate swaps have been reflected in our consolidated statements of operations upon settlement of the agreements in the first half of 2022.

(12) Segment Information

We report our results within two segments: Business and Mass Markets.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under four distinct sales channels: International and Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. For Business segment revenue, we report the following product categories: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services and Voice and Other, in each case through the sales channels outlined above. The Business segment included the results of our Latin American business prior to the closing of its sale on August 1, 2022.

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

The following tables summarize our segment results for the three and nine months ended September 30, 2022 and 2021, based on the segment categorization we were operating under at September 30, 2022.

	Three Months Ended September 30, 2022
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,217	1,173	4,390	—	4,390
Expenses:
Cost of services and products	792	25	817	1,182	1,999
Selling, general and administrative	263	169	432	360	792
Gain on sale of business	—	—	—	(593)	(593)
Less: stock-based compensation	—	—	—	(23)	(23)
Total expense	1,055	194	1,249	926	2,175
Total adjusted EBITDA	$2,162	979	3,141	(926)	2,215

	Three Months Ended September 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$3,508	1,379	4,887	—	4,887
Expenses:
Cost of services and products	867	36	903	1,248	2,151
Selling, general and administrative	293	128	421	233	654
Less: stock-based compensation	—	—	—	(27)	(27)
Total expense	1,160	164	1,324	1,454	2,778
Total adjusted EBITDA	$2,348	1,215	3,563	(1,454)	2,109

	Nine Months Ended September 30, 2022
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$10,034	3,644	13,678	—	13,678
Expenses:
Cost of services and products	2,452	91	2,543	3,499	6,042
Selling, general and administrative	845	439	1,284	1,123	2,407
Gain on sale of business	—	—	—	(593)	(593)
Less: stock-based compensation	—	—	—	(71)	(71)
Total expense	3,297	530	3,827	3,958	7,785
Total adjusted EBITDA	$6,737	3,114	9,851	(3,958)	5,893

	Nine Months Ended September 30, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue	$10,625	4,215	14,840	—	14,840
Expenses:
Cost of services and products	2,614	119	2,733	3,669	6,402
Selling, general and administrative	892	415	1,307	865	2,172
Less: stock-based compensation	—	—	—	(89)	(89)
Total expense	3,506	534	4,040	4,445	8,485
Total adjusted EBITDA	$7,119	3,681	10,800	(4,445)	6,355

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:

•network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, all of which are reported as "Operations and Other" in the tables above, and "Operations and other expenses" in the tables below;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Total segment adjusted EBITDA	$3,141	3,563	9,851	10,800
Operations and other expenses	(926)	(1,454)	(3,958)	(4,445)
Depreciation and amortization	(808)	(951)	(2,443)	(3,142)
Stock-based compensation	(23)	(27)	(71)	(89)
Operating income	1,384	1,131	3,379	3,124
Total other expense, net	(447)	(415)	(1,188)	(1,102)
Income before income taxes	937	716	2,191	2,022
Income tax expense	359	172	670	497
Net income	$578	544	1,521	1,525

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at September 30, 2022 aggregated to approximately $78 million and are included in other current liabilities, other liabilities or liabilities held for sale in our consolidated balance sheet as of such date. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

AT&T Proceedings

In August 2022, certain of our subsidiaries filed a complaint in federal district court in Colorado captioned Central Telephone Company of Virginia, et al, v. AT&T Corp., et al. The suit seeks relief and damages for AT&T’s failure to pay amounts for services it receives. AT&T disputes those claims and has asserted counterclaims alleging breach of contract and seeking declaratory relief. It has requested the court to enjoin the plaintiffs from terminating services for failure to pay, and it has requested the court transfer the case to federal court in the southern district of New York for further proceedings. Also in August 2022, AT&T filed a separate lawsuit in federal court in the western district of Louisiana, against Central Telephone Company of Virginia and other of our subsidiaries alleging, among other claims, breach of contract provisions pertaining to network architecture. The Lumen plaintiff entities dispute AT&T’s claims.

Latin American Tax Litigation and Claims

In connection with the recent divestiture of our Latin American business, the purchaser assumed responsibility for the Peruvian tax litigation and Brazilian tax claims described in our prior periodic reports filed with the SEC. We have agreed to indemnify the purchaser for amounts paid in respect of the Brazilian tax claims. The value of this indemnification is included in the indemnification amount as disclosed in Note 10—Fair Value of Financial Instruments.

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

(14) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Prepaid expenses	$371	295
Income tax receivable	60	22
Materials, supplies and inventory	179	96
Contract assets	35	45
Contract acquisition costs	131	142
Contract fulfillment costs	104	106
Note receivable	—	56
Receivable for sale of land	—	56
Other	14	11
Total other current assets(1)(2)	$894	829
______________________________________________________________________
(1)Excludes $52 million of other current assets related to the ILEC business that were classified as held for sale as of September 30, 2022.
(2)Excludes $126 million of other current assets related to the Latin American business sold on August 1, 2022 and the ILEC business sold on October 3, 2022 that were classified as held for sale as of December 31, 2021.

(15) Accumulated Other Comprehensive Loss

Information Relating to 2022

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the nine months ended September 30, 2022:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)
Other comprehensive loss before reclassifications	—	—	(245)	—	(245)
Amounts reclassified from accumulated other comprehensive loss	68	4	112	17	201
Net current-period other comprehensive income (loss)	68	4	(133)	17	(44)
Balance at September 30, 2022	$(1,509)	(160)	(533)	—	(2,202)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2022:

Three Months Ended September 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$—	Interest expense
Income tax benefit	—	Income tax expense
Net of tax	$—

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$32	Other (expense) income, net
Prior service cost	(2)	Other (expense) income, net
Total before tax	30
Income tax benefit	(7)	Income tax expense
Net of tax	$23

Reclassification of realized loss on foreign currency translation to gain on sale of business	$112	Gain on sale of business
Income tax benefit	—	Income tax expense
Net of tax	$112

Nine Months Ended September 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$22	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$17

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$99	Other (expense) income, net
Prior service credit	(3)	Other (expense) income, net
Total before tax	96
Income tax benefit	(24)	Income tax expense
Net of tax	$72

Reclassification of realized loss on foreign currency translation to gain on sale of business	$112	Gain on sale of business
Income tax benefit	—	Income tax expense
Net of tax	$112
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2021:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)
Other comprehensive income (loss) before reclassifications	133	—	(103)	(1)	29
Amounts reclassified from accumulated other comprehensive loss	149	11	—	47	207
Net current-period other comprehensive income (loss)	282	11	(103)	46	236
Balance at September 30, 2021	$(1,915)	(261)	(368)	(33)	(2,577)

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

(16) Labor Union Contracts

As of September 30, 2022, approximately 22% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our collective bargaining agreements were in expired status as of September 30, 2022. Approximately 10% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending September 30, 2023.

As discussed in Note 17—Subsequent Events, we completed the sale of our ILEC business on October 3, 2022 and as a result of the transaction certain of our employees associated with such business were hired by the purchaser. As of October 3, 2022, 20% of our remaining employees were represented by CWA or IBEW and 9% of our remaining represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending September 30, 2023.

(17) Subsequent Events

Divestiture of the ILEC Business

On October 3, 2022, we closed the previously disclosed sale of our facilities-based incumbent local exchange business primarily conducted within 20 Midwestern and Southeastern states to affiliates of funds advised by Apollo Global Management, Inc. In exchange, we received $7.5 billion of consideration, which was reduced by approximately $0.4 billion of closing adjustments and partially paid through purchaser's assumption of approximately $1.5 billion of our long-term consolidated indebtedness, resulting in pre-tax cash proceeds of approximately $5.6 billion, subject to certain post-closing adjustments and indemnities. We expect to recognize a gain on the transaction in operating income during the fourth quarter of 2022.

In connection with the sale, we have entered into a transition services agreement under which we will provide to the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they will provide to each other various network and other commercial services. We also agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen are expected.

Debt Repayments

Since September 30, 2022, Lumen and its subsidiaries have used available cash to repay the following aggregate principal amount of indebtedness through a combination of tender offers and redemptions:

Debt	(Dollars in millions)
Lumen Technologies, Inc.
6.750% Senior Notes, Series W, due 2023	$750
7.500% Senior Notes, Series Y, due 2024	982
5.625% Senior Notes, Series X, due 2025	270
7.200% Senior Notes, Series D, due 2025	34
5.125% Senior Notes due 2026	484
6.875% Debentures, Series G, due 2028	126
5.375% Senior Notes due 2029	490
Embarq Corporation Subsidiaries
First Mortgage Bonds	25
Qwest Capital Funding, Inc.
Senior Notes	63
Total Debt Repayments	$3,224

We will additionally redeem $112 million aggregate principal of First Mortgage Bonds issued by a retained subsidiary of Embarq Corporation on November 4, 2022, in accordance with our redemption notice dated September 26, 2022. This amount along with the repayments in the table above are included in current maturities of long-term debt on our consolidated balance sheets.

Repurchase Plan

On October 31, 2022, our Board of Directors authorized a new two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. This new stock repurchase program took effect on November 2, 2022, immediately upon the public announcement thereof. As of November 3, 2022, we had not repurchased any shares of common stock under this new program.

Pending Divestiture of our European, Middle Eastern and African Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., entered into an exclusive arrangement to divest Lumen’s operations in Europe, the Middle East and Africa (the “EMEA business”) to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Level 3 Parent, LLC expects to close the transaction as early as late 2023, following completion of a consultation process under French law required prior to execution of the purchase agreement and receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. Upon being executed following the French consultation process, the purchase agreement will contain various customary covenants for transactions of this type, including various indemnities.

Dividends

On November 2, 2022, we announced that our Board had terminated our quarterly cash dividend program, effective immediately, to enable us to allocate additional capital to growth initiatives, debt reduction and share repurchases.

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

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our rapidly evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of October 28, 2022, we had approximately 29,000 employees.

Recently Completed Divestitures of the Latin American and ILEC Businesses

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, sold Lumen's Latin American business pursuant to a definitive agreement dated July 25, 2021 for pre-tax cash proceeds of approximately $2.7 billion, subject to certain post-closing adjustments. On October 3, 2022, we and certain of our affiliates closed the sale of our ILEC business primarily conducted within 20 Midwestern and Southeastern states pursuant to a definitive agreement dated August 3, 2021, as amended and supplemented to date, in exchange for the cash and other consideration described in Note 17—Subsequent Events. For more information, see (i) Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses and Note 17—Subsequent Events to our consolidated financial statements in Item 1 of Part I of this report and (ii) the risk factors referred to in Item 1A of Part II of this report.

Pending Divestiture of our European, Middle Eastern and African Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen, entered into an exclusive arrangement to divest Lumen’s operations in Europe, the Middle East and Africa in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. For more information, see Note 17—Subsequent Events to our consolidated financial statements in Item 1 of Part I of this report.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

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

Social distancing, business and school closures, travel restrictions, and macroeconomic changes arising out of the pandemic have impacted us, our customers and our business since March 2020. Beginning the second half of 2020 and continuing into 2021, we rationalized our leased footprint and ceased using 39 leased property locations that were underutilized. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and incur additional costs through at least 2023. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, and (iv) delays in our cost transformation initiatives. We have also experienced delayed decision-making by certain of our customers. Thus far, these changes have not materially impacted our financial performance or financial position. However, we continue to monitor global disruptions and work with our vendors to mitigate supply chain risks.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to residential and small business customers. At September 30, 2022, we served 4.3 million broadband subscribers under our Mass Markets segment, prior to our divestiture of the 20-state ILEC business on October 3, 2022 as described in Note 17—Subsequent Events.

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

Since the first quarter of 2022, we have categorized our Mass Markets products and services revenue among the following categories:

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

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail. Results in this section include the results of our Latin American business prior to it being sold on August 1, 2022.

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts)
Operating revenue	$4,390	4,887	13,678	14,840
Operating expenses	3,006	3,756	10,299	11,716
Operating income	1,384	1,131	3,379	3,124
Total other expense, net	(447)	(415)	(1,188)	(1,102)
Income before income taxes	937	716	2,191	2,022
Income tax expense	359	172	670	497
Net income	$578	544	1,521	1,525
Basic earnings per common share	$0.57	0.51	1.50	1.42
Diluted earnings per common share	$0.57	0.51	1.50	1.41

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

•allocate capital to our most promising products and services;

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

Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our four revenue sales channels within the Business segment described above:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment:
International & Global Accounts	$853	1,027	(17)%
Large Enterprise	844	942	(10)%
Mid-Market Enterprise	618	648	(5)%
Wholesale	902	891	1%
Business Segment Revenue	3,217	3,508	(8)%
Mass Markets Segment Revenue	1,173	1,379	(15)%
Total consolidated operating revenue	$4,390	4,887	(10)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment:
International & Global Accounts	$2,848	3,058	(7)%
Large Enterprise	2,605	2,840	(8)%
Mid-Market Enterprise	1,880	2,002	(6)%
Wholesale	2,701	2,725	(1)%
Business Segment Revenue	10,034	10,625	(6)%
Mass Markets Segment Revenue	3,644	4,215	(14)%
Total consolidated operating revenue	$13,678	14,840	(8)%

Our consolidated operating revenue decreased by $497 million and $1.2 billion, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021, due to revenue declines in substantially all of our revenue categories listed above, in addition to the sale of our Latin American business as of August 1, 2022. See our segment results below for additional information.

Operating Expenses

The following tables summarize our operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,999	2,151	(7)%
Selling, general and administrative	792	654	21%
Gain on sale of business	(593)	—	nm
Depreciation and amortization	808	951	(15)%
Total operating expenses	$3,006	3,756	(20)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$6,042	6,402	(6)%
Selling, general and administrative	2,407	2,172	11%
Gain on sale of business	(593)	—	nm
Depreciation and amortization	2,443	3,142	(22)%
Total operating expenses	$10,299	11,716	(12)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $152 million and $360 million, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. This decrease was primarily due to the sale of the Latin American business, reductions in employee-related expense from lower headcount and lower facility costs and network expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $138 million and $235 million, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The increase was primarily due to gains on sale of assets in the nine months ended September 30, 2021 as well as higher professional fees during the three and nine months ended September 30, 2022 associated with facilitating the divestitures of our Latin American and ILEC businesses. These increases were partially offset by the sale of the Latin American business and lower property and other taxes.

Gain on Sale of Business

For a discussion of the gain on the sale of the Latin American business that we recorded in the third quarter of 2022, see Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$529	645	(18)%
Amortization	279	306	(9)%
Total depreciation and amortization	$808	951	(15)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$1,613	2,093	(23)%
Amortization	830	1,049	(21)%
Total depreciation and amortization	$2,443	3,142	(22)%

Depreciation expense decreased by $116 million and $480 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021 primarily due to discontinuing the depreciation of the tangible assets of our recently divested Latin American and ILEC businesses during their classification as assets held for sale, resulting in a decrease of $45 million and $324 million, respectively, of depreciation expense during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. In addition, depreciation expense decreased $48 million and $144 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021, due to the early retirement of certain copper-based infrastructure during the fourth quarter of 2021, and decreased $9 million and $28 million, respectively, due to the impact of annual rate depreciable life changes. The decrease for the nine months ended September 30, 2022 was partially offset by higher depreciation expense of $25 million associated with net growth in depreciable assets.

Amortization expense decreased by $27 million and $219 million, respectively, for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021. The decrease was primarily due to a decrease of $118 million for the nine months ended September 30, 2022 as compared to September 30, 2021 resulting from certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021, a decrease of $5 million and $36 million, respectively, due to discontinuing the amortization of the intangible assets of our recently divested Latin American and ILEC businesses during their classification as assets held for sale, a decrease of $15 million and $40 million, respectively, associated with net reductions in amortizable assets and a decrease of $2 million and $13 million, respectively, related to decommissioned applications for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(363)	(377)	(4)%
Other expense, net	(84)	(38)	121%
Total other expense, net	$(447)	(415)	8%
Income tax expense	$359	172	109%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(1,052)	(1,150)	(9)%
Other (expense) income, net	(136)	48	nm
Total other expense, net	$(1,188)	(1,102)	8%
Income tax expense	$670	497	35%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $14 million and $98 million, respectively, for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. The decrease was primarily due to the decrease in average outstanding long-term debt (inclusive of debt classified as held for sale) from $31.2 billion to $28.0 billion and from $31.5 billion to $28.4 billion, respectively, partially offset by the increase in the average interest rate of 4.81% to 5.14% and 4.85% to 5.08%, respectively, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2022.

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including (i) gains and losses on extinguishments of debt, (ii) components of net periodic pension and post-retirement benefit costs, (iii) foreign currency gains and losses, (iv) our share of income from partnerships we do not control, (v) interest income, (vi) gains and losses from non-operating asset dispositions, (vii) income from transition and separation services provided by us to the purchasers in connection with the Latin American business and ILEC business divestitures, and (viii) other non-core items including income from transition and separation services provided by us to the purchasers of our divested businesses.

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$9	—	nm
Pension and post-retirement net periodic income (expense)	2	(32)	nm
Foreign currency loss	(20)	(16)	25%
Loss on investment in limited partnership	(43)	(9)	nm
Loss on investment in equity securities	(83)	—	nm
Transition and separation services	37	—	nm
Other	14	19	(26)%
Total other expense, net	$(84)	(38)	121%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Gain on extinguishment of debt	$9	8	13%
Pension and post-retirement net periodic income	6	19	(68)%
Foreign currency loss	(49)	(24)	104%
Loss on investment in limited partnership	(114)	(9)	nm
Loss on investment in equity securities	(83)	—	nm
Transition and separation services	70	—	nm
Other	25	54	(54)%
Total other (expense) income, net	$(136)	48	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

See Note 10—Fair Value of Financial Instruments for more information regarding the losses recognized on our investments in equity securities and a limited partnership.

Income Tax Expense

For the three and nine months ended September 30, 2022, our effective income tax rate was 38.3% and 30.6%, respectively, and for the three and nine months ended September 30, 2021, our effective income tax rate was 24.0% and 24.6%, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was significantly impacted by the gain on the sale of our Latin American business. Without the gain on the sale of our Latin American business, our effective tax would have been 24.5% and 24.7%, respectively, for the three and nine months ended September 30, 2022.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended September 30,
	2022	2021
	(Dollars in millions)
Operating revenue
Business	$3,217	3,508
Mass Markets	1,173	1,379
Total operating revenue	$4,390	4,887

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Operating revenue
Business	$10,034	10,625
Mass Markets	3,644	4,215
Total operating revenue	$13,678	14,840

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended September 30,
	2022	2021
	(Dollars in millions)
Adjusted EBITDA
Business	$2,162	2,348
Mass Markets	979	1,215
Total segment EBITDA	3,141	3,563
Operations and Other EBITDA	(926)	(1,454)
Total adjusted EBITDA	$2,215	2,109

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Adjusted EBITDA
Business	$6,737	7,119
Mass Markets	3,114	3,681
Total segment EBITDA	9,851	10,800
Operations and Other EBITDA	(3,958)	(4,445)
Total adjusted EBITDA	$5,893	6,355

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 12—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

The results presented in the section below include results of the Latin American business prior to it being sold on August 1, 2022.

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$399	431	(7)%
IP and Data Services	1,417	1,543	(8)%
Fiber Infrastructure Services	530	578	(8)%
Voice and Other	871	956	(9)%
Total Business Segment Revenue	3,217	3,508	(8)%
Expenses:
Total expense	1,055	1,160	(9)%
Total adjusted EBITDA	$2,162	2,348	(8)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$1,279	1,297	(1)%
IP and Data Services	4,434	4,670	(5)%
Fiber Infrastructure Services	1,629	1,687	(3)%
Voice and Other	2,692	2,971	(9)%
Total Business Segment Revenue	10,034	10,625	(6)%
Expenses:
Total expense	3,297	3,506	(6)%
Total adjusted EBITDA	$6,737	7,119	(5)%

Three and nine months ended September 30, 2022 compared to the same periods ended September 30, 2021

Business segment revenue decreased $291 million for the three months ended September 30, 2022 as compared to September 30, 2021 and decreased $591 million for the nine months ended September 30, 2022 as compared to September 30, 2021. The revenue decrease was primarily due to the following factors:

•Compute and Application Services decreased in both the three months and nine months ended September 30, 2022, with declines in colocation due to the sale of the Latin American business partially offset by increased revenue in cloud services in the IGAM sales channel, and declines due to a contract ending in the Public Sector within our Large Enterprise sales channel, which were partially offset with growth in IT Solutions in the Wholesale sales channel for the nine months ended September 30, 2022;

•IP and Data Services decreased in both the three months and nine months ended September 30, 2022 primarily due to declines in traditional VPN networks in part driven by the sale of the Latin American business, and continued declines in Ethernet services across all sales channels, partially offset by continued strength in IP services across our Large and Mid-Market Enterprise and Wholesale sales channels;

•Fiber Infrastructure Services decreased during the three months ended September 30, 2022 primarily due to lower equipment sales in our Large Enterprise sales channel, one-time revenue in our IGAM sales channel in the prior year period related to a major event, and declines related to the sale of the Latin American business, partially offset by wavelengths services growth in our Wholesale sales channel. During the nine months ended September 30, 2022, revenues decreased primarily due to lower equipment sales and lower dark fiber services in our Large Enterprise sales channel, partially offset by wavelengths services growth in our Wholesale sales channel and equipment and dark fiber growth due to demand in our IGAM sales channel;

•Voice and Other decreased due to continued decline of legacy voice, private line and other services to customers across all sales channels.

The decrease in Business segment revenue for the three months ended September 30, 2022 includes $22 million of unfavorable foreign currency adjustments as compared to the three months ended September 30, 2021 and the nine months ended September 30, 2022 includes $45 million of unfavorable foreign currency adjustments as compared to the nine months ended September 30, 2021.

Business segment expense decreased by $105 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased by $209 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily driven by lower cost of sales due to the decline in revenue and lower external commissions, employee costs and network related costs.

Business segment adjusted EBITDA as a percentage of segment revenue was 67% for the three and nine months ended September 30, 2022 and 67% for the three and nine months ended September 30, 2021.

Mass Markets Segment

	Three Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$160	135	19%
Other Broadband	580	619	(6)%
Voice and Other	433	625	(31)%
Total Mass Markets Segment Revenue	1,173	1,379	(15)%
Expenses:
Total expense	194	164	18%
Total adjusted EBITDA	$979	1,215	(19)%

	Nine Months Ended September 30,		% Change
	2022	2021
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$456	387	18%
Other Broadband	1,786	1,899	(6)%
Voice and Other	1,402	1,929	(27)%
Total Mass Markets Segment Revenue	3,644	4,215	(14)%
Expenses:
Total expense	530	534	(1)%
Total adjusted EBITDA	$3,114	3,681	(15)%

Three and nine months ended September 30, 2022 compared to the same periods ended September 30, 2021

Mass Markets segment revenue decreased $206 million for the three months ended September 30, 2022 as compared to September 30, 2021 and decreased $571 million for the nine months ended September 30, 2022 as compared to September 30, 2021 primarily due to the following factors:

•Fiber Broadband revenue increased driven by growth in fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased driven by customer losses in our lower speed copper-based broadband services;

•Voice and Other declined primarily due to (i) a $123 million reduction in CAF II revenue during the three months ended September 30, 2022 compared to the same period in 2021 due to the conclusion of the CAF II program on December 31, 2021, (ii) a $309 million net reduction in CAF II revenue during the nine months ended September 30, 2022 compared to the same period in 2021, and (iii) the continued loss of legacy voice customers.

Mass Markets segment expense increased $30 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and decreased $4 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, with the increase due to higher bad debt expense, and marketing and advertising related to Quantum Fiber. The decrease for the nine months ended September 30, 2022 is due to lower network-related and employee costs, partially offset by the above items.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 83% and 85%, respectively, for the three and nine months ended September 30, 2022 and 88% and 87%, respectively, for the three and nine months ended September 30, 2021.

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

At September 30, 2022, we held cash and cash equivalents of $252 million, and we also had $1.9 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $95 million of cash and cash equivalents outside the United States at September 30, 2022. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the recent sales of our Latin American and ILEC businesses is further described below.

Based on our current capital allocation objectives, for the full year 2022 we project expending approximately $3.0 billion to $3.2 billion of capital expenditures.

For the 12 month period ending September 30, 2023, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments and (ii) $27 million of finance lease and other fixed payments. These amounts exclude the $3.3 billion aggregate principal amount of indebtedness retired subsequent to September 30, 2022, as described further in Note 17—Subsequent Events. This aggregate principal was classified as current maturities of long-term debt on our consolidated balance sheets as of September 30, 2022.

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

Impact of the Recently Completed Divestitures of the Latin American and ILEC Businesses

As discussed in Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report, we sold our Latin American business on August 1, 2022 and sold a portion of our ILEC business on October 3, 2022. As further described elsewhere herein, these transactions in the aggregate provided us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities. As a result of these divestitures, we expect to exhaust the majority of our net operating losses, thereby increasing our cash taxes beginning in 2023.

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

As of the date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	B2	BB-/Negative Watch	BB
Secured	Ba3	BB+	BB+

Level 3 Financing, Inc.
Unsecured	Ba3	BB-	BB
Secured	Ba1	BB+	BBB-

Qwest Corporation:
Unsecured	Ba2	BB+	BB

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrade of certain of our credit ratings we may experience increased borrowing costs. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, and our cash requirements. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives.

Net Operating Loss Carryforwards

As of December 31, 2021, Lumen Technologies had approximately $2.9 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. Assuming we can continue using these NOLs in the amounts projected, we expect to utilize a substantial portion of our NOLs to offset taxable gains generated by the divestiture of our Latin American and ILEC businesses. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash income tax liability related to 2022 will be approximately $100 million. If, as expected, we use a substantial portion of our NOLs in 2022 to offset divestiture-related gains, we anticipate that our cash income tax liabilities will increase substantially in future periods.

We cannot assure you we will be able to use our NOL carryforwards fully. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

Dividends

Between the first quarter of 2019 and the third quarter of 2022, our Board of Directors declared quarterly cash dividends of $0.25 per share of our outstanding common stock. On November 2, 2022, we announced that our Board had terminated our quarterly cash dividend program, effective immediately, to enable us to allocate additional capital to growth initiatives, debt reduction and share repurchases.

Stock Repurchases

On October 31, 2022, our Board of Directors authorized a new two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. This new stock repurchase program took effect on November 2, 2022, immediately upon the public announcement thereof. We expect to execute this share repurchase program through open market transactions, subject to market conditions and other factors. As of November 3, 2022, we had not repurchased any shares of common stock under this new program.

Revolving Facilities and Other Debt Instruments

At September 30, 2022, we had $11.7 billion of outstanding consolidated secured indebtedness, $13.4 billion of outstanding consolidated unsecured indebtedness (excluding (i) long-term debt then classified as liabilities held for sale related to the ILEC business and subsequently transferred to the third-party purchaser upon close of the ILEC business divestiture on October 3, 2022, (ii) finance lease obligations, (iii) unamortized premiums, net and (iv) unamortized debt issuance costs) and $1.9 billion of unused borrowing capacity under our revolving credit facility, as discussed further below. For a discussion of debt repayments since September 30, 2022, see Note 17—Subsequent Events.

Under our amended and restated credit agreement dated as of January 31, 2020 (the "Amended Credit Agreement"), we maintained at September 30, 2022 (i) a $2.2 billion senior secured revolving credit facility, under which we owed $280 million as of such date, and (ii) $6.2 billion of senior secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2021.

At September 30, 2022, we had $44 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities maintained by one of our affiliates, we had outstanding letters of credit, or other similar obligations, of approximately $62 million as of September 30, 2022, of which $3 million was collateralized by cash that is reflected on our consolidated balance sheets as restricted cash.

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

As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Lumen Combined Pension Plan ("Combined Pension Plan") in anticipation of the sale of the ILEC business, as described further in Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report. At the time of the spin-off we transferred $2.5 billion of pension benefit obligation and $2.2 billion of plan assets to the Lumen Pension Plan. Following a revaluation of the pension obligation and pension assets for the Lumen Pension Plan in preparation for the closing of the ILEC business divestiture, we contributed approximately $319 million of cash in September 2022 to satisfy our contractual obligations to the purchaser of the divested business.

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

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. Based on our most recent estimates, we expect to pay $217 million of post-retirement benefits, net of participant contributions and direct subsidies, for the full year 2022. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2021.

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

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a new federal support program designed to replace the CAF Phase II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids to receive $26 million of annual RDOF Phase I support payments approximately 36% of which is attributable to the ILEC business we divested on October 3, 2022 and will be payable to the purchaser of the business. See Note 2—Recently Completed Divestitures of the Latin American and ILEC Businesses to our consolidated financial statements in Item 1 of Part I of this report. Our support payments under the RDOF Phase I program commenced during the second quarter of 2022.

For additional information on these programs, see (i) "Business—Regulation of Our Business" in Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021 and (ii) "Risk Factors—Financial Risks" in Item 1A of Part I of the same Annual Report.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the potential impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,		$ Change
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$3,894	4,894	(1,000)
Net cash provided by (used in) investing activities	594	(1,949)	2,543
Net cash used in financing activities	(4,632)	(2,668)	(1,964)

Operating Activities

Net cash provided by operating activities decreased by $1.0 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to lower net income adjusted for non-cash expenses and gains, as well as the pension contributions made in preparation for the closing the ILEC business divestiture as described in Note 8—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash provided by (used in) investing activities increased by $2.5 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to pre-tax cash proceeds of $2.7 billion from the sale of the Latin American business.

Financing Activities

Net cash used in financing activities increased by $2.0 billion for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due higher payments of long-term debt in the current year and proceeds from issuance of long-term debt in the prior year, partially offset by repurchases of common stock in the prior year.

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

Market Risk

As of September 30, 2022, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to (i) swap our exposure to variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of September 30, 2022, we had approximately $9.1 billion of floating rate debt. A hypothetical increase of 100 basis points in LIBOR relating to our $9.1 billion of floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $91 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Our European subsidiaries use, and, prior to the recent divestiture of our Latin American Business on August 1, 2022, certain of our Latin American subsidiaries used the local currency as their functional currency, as the majority of their revenue and purchases are or were transacted in their local currencies. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could adversely impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer, Jeff K. Storey, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting for the divestiture of our Latin American business and the calculation of the resulting gain therefrom, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2022 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jul-22	36,697	$10.87
Aug-22	20,043	$11.05
Sep-22	9,230	$10.64
Total	65,970

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
2.1
Put Option Agreement, dated as of November 2, 2022 by and among certain affiliates of Lumen Technologies, Inc. and Colt Technology Services Group Limited (incorporated by reference to Exhibit 2.1 to Lumen Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 2, 2022).

10.1
Offer Letter dated September 12, 2022 between Lumen Technologies, Inc. and Kate Johnson (incorporated by reference to Exhibit 10.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K filed with the SEC on September 13, 2022).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 3, 2022.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)