Form 10-K
period 2022-12-31
Lumen Technologies, Inc.
filed 2023-02-23
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 21, 2023, 1,001,303,567 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2022 was $11.2 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be furnished in connection with the 2023 annual meeting of shareholders are incorporated by reference in Part III of this report.

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

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, securities repurchase plans, leverage, capital allocation plans, financing alternatives and sources, and pricing plans;

•statements regarding how the COVID-19 pandemic and its aftermath may impact our business, financial position, operating results or prospects; and

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

•the effects of intense competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

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

•our ability to successfully and timely implement our corporate strategies, including our deleveraging and buildout strategies;

•our ability to successfully and timely consummate the pending divestiture of our European, Middle Eastern and African business, to successfully and timely realize the anticipated benefits from that divestiture and our divestitures completed in 2022, and to successfully operate and transform our retained business after such divestitures;

•changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions or otherwise;

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

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits and other items on favorable terms;

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

•continuing uncertainties regarding the impact that COVID-19 and its aftermath could have on our business, operations, cash flows and corporate initiatives;

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

ITEM 1. BUSINESS

Business Overview and Purpose

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our ever-evolving digital world. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading “Segments and Products & Services.”

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

With approximately 160,000 on-net buildings and 400,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States ("U.S.").

As further discussed immediately below under the heading “Acquisitions and Divestitures,” we sold our Latin American business and a portion of our incumbent local exchange business ("ILEC") during 2022 and have agreed to sell our business conducted in Europe, the Middle East and Africa ("EMEA").

For a discussion of certain risks applicable to our business, see “Risk Factors” in Item 1A of Part I of this report.

Acquisitions and Divestitures

General

Since being incorporated in 1968, we have grown principally through acquisitions. By 2008, we had become one of the largest providers of rural telephone services in the United States. Since then, we acquired Embarq Corporation in mid-2009, Qwest Communications International Inc. in early 2011 and Level 3 Communications, Inc. in late 2017. These acquisitions substantially changed our customer base, geographic footprint, business strategies and mix of products and services.

We regularly evaluate the possibility of acquiring additional assets or divesting assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions or divestitures. We generally do not announce our acquisitions or divestitures until we have entered into a preliminary or definitive agreement.
Divestitures of the Latin American and ILEC businesses and Planned Divestiture of the EMEA Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen’s Latin American business and on October 3, 2022, we and certain of our affiliates sold the portion of our facilities-based ILEC business primarily conducted within 20 Midwestern and Southeastern states in each case in exchange for the consideration described in Items 7 and 8 in Part II of this report.

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. Level 3 Parent, LLC expects to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 8 of Part II of this report for additional information on these transactions.

Financial Highlights

The following table summarizes the results of our consolidated operations:

	Years Ended December 31,
	2022(1)	2021	2020(1)
	(Dollars in millions)
Operating revenue	$17,478	19,687	20,712
Operating expenses	17,383	15,402	19,750
Operating income	$95	4,285	962
Net (loss) income	$(1,548)	2,033	(1,232)
_______________________________________________________________________________
(1)During 2022 and 2020, we recorded non-cash, non-tax-deductible goodwill impairment charges of $3.3 billion and $2.6 billion, respectively. For additional information, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

We estimate that during 2022, 2021 and 2020, approximately 8.6%, 9.4% and 8.7%, respectively, of our consolidated revenue was derived outside the U.S.

The following table summarizes certain selected financial information from our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Total assets	$45,581	57,993
Total long-term debt(1)	20,572	28,982
Total stockholders' equity	10,437	11,840
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

Strategy

Our over-arching strategic goal is to digitally connect people, data, and applications quickly, securely, and effortlessly. To attain this goal, we strive to, among other things:

•strengthen our digital self-service product ordering platforms;

•expand our offering of secure edge computing services;

•create a more adaptive network;

•expand our network capacity through our Quantum Fiber buildout plan and other initiatives;

•monetize our non-core assets and deliver cost-effective operations;

•manage our non-fiber business for cash; and

•strengthen our financial position and performance through debt paydown and cost reduction efforts.

Our Stakeholders

For years, one of our core tenets has been our belief that our success depends on regular communications with our stakeholders. When our new CEO, Kate Johnson, joined us in November 2022, her first major initiative was the creation of a "North Star" team, designed to further sharpen our focus on attaining our goals through relentlessly seeking input from all of our stakeholders including our investors, employees, customers, vendors, partners and our global community.

Employees and Human Capital Resources

Lumen’s highly competitive business requires attracting, developing and retaining a motivated team inspired by leadership, engaged in meaningful work, motivated by career growth opportunities and thriving in a culture that embraces diversity, inclusion and belonging. Understanding and anticipating the priorities of our current and future employees is important to our future success. We aim to bring together the best mix of diverse talent to develop the brightest ideas to transform industries across the globe. At December 31, 2022, we had approximately 29,000 employees world-wide, including approximately 5,000 outside the U.S.

Attracting, Developing and Retaining Talent

Our recruiting, development and retention objectives focus on treating talent as a differentiator and a leading indicator of business performance. We strive to hire and retain the best talent available and provide outstanding opportunities for career advancement, starting with a fair and unbiased hiring process. We have implemented diverse interview panels, which include at least one woman or person of color, to minimize the potential for unconscious bias in our recruitment process. Establishing a framework of competency-based success profiles and fostering career progression through regular career development and training empowers our employees to pursue their professional goals and helps to improve employee engagement and retention. We invest in broad-based development for our employees in various ways such as skills-building programs, on-demand learning options, tuition reimbursement and tailored intern and mentoring programs, along with a suite of leadership development courses. In an effort to create more development opportunities for all employees, we are currently expanding our mentoring and leadership development programs, with added focus on development for diverse employees.

We believe we have made significant strides in attracting, engaging, and hiring a diverse group of early career employees through our internship program, our numerous sales and operations academies, and our "pathways in technology" program. We have also increased our focus on fostering internal mobility and providing more visibility and career advancement opportunities to our workforce through our internal communications platforms.

We gauge the efficacy of our programs, identify opportunities for improvement, and pursue solutions through tracking and analyzing data in a variety of ways, including conducting annual talent reviews and measuring our progress toward goals specified in our development, diversity and inclusion plans.

Diversity, Inclusion & Belonging

We believe that diversity stimulates creativity, spurs innovation and helps drive profitability, which is why we strive to create inclusive, welcoming workplaces where everyone can feel at home, be their authentic selves and thrive. Realizing greater ethnic, racial and gender diversity across all levels of an organization is, and will continue to be, an ongoing journey. Our Diversity & Inclusion Steering Committee, comprised of a cross-functional team of senior executives and led by our Chief Diversity & Inclusion Officer, oversees and champions our diversity, inclusion and belonging strategy. We aim for the highest standards of fairness and equal opportunity in recruitment, hiring, promotions, job assignments and compensation (including undertaking periodic gender and race/ethnicity pay equity studies of our U.S., non-represented employees and making pay adjustments when warranted). Inclusive recruiting and outreach programs for diverse candidates, supportive and engaging employee resource groups, and management-led listening circles are among some of Lumen’s initiatives to create greater diversity and belonging among our employees.

Positive Corporate Culture

Our employees are critical to Lumen's success and we believe creating a positive, inclusive culture is essential to attracting and retaining engaged employees. We want our employees to be proud to work with us and fully engaged to share in our purpose to further human progress through technology. Lumen’s company culture program incorporates a wide variety of communication and training activities encouraging collaboration among our colleagues around the world. We measure the program’s efficacy and identify opportunities for improvements through an engagement survey distributed approximately every six months.

Health & Wellness

We are committed to promoting the health, safety and well-being of our employees, business partners and global communities. We want all of our employees to thrive, and we regularly re-evaluate how to best support our employees’ well-being through benefits and resources. We design our current benefit and wellness programs to drive engagement that positively impacts our culture, job satisfaction, recruiting and retention programs. We offer progressive employee benefits and enhancements that recognize the diverse needs of our people and their families.

Labor Relations

At December 31, 2022, approximately 20% of our U.S. workforce was represented by a union, either the Communications Workers of America or the International Brotherhood of Electrical Workers. Employees in four countries in Europe are represented by works councils or a representative body. We recognize the critical role that our supervisors and managers play in fostering a productive and respectful work environment, and we encourage employees to work directly with their supervisors, where possible, to efficiently and effectively resolve workplace concerns. We also respect our employees’ rights to voluntarily establish and join unions and similar associations without unlawful interference. We strive to work collaboratively with the unions, councils and associations that represent our workers.

Customer Success

Our customers range from individual households to global enterprises. Whether our network supports remote education to under-served communities or a multi-national work-from-home enterprise, all customers are impacted by the quality and reliability of our products and services. Understanding how each customer accesses and uses our products and services informs the type of customer engagement to best meet their expectations. One of our new CEO's top priorities after joining us in late 2022 was reshaping our senior leadership team to further increase our focus on customer engagement. Our Customer Success organization includes dedicated teams focused on building deeper relationships and providing us the opportunity to continually improve our customers’ Lumen experience, including their interactions with our employees and systems. We believe a strong experience leads to satisfied customers and engaged employees who are encouraged to recommend creative solutions. We have a dedicated team responsible for evaluating the best approach to improving the experiences of customers, coupled with frequent, transparent and informative communication processes.

We highly value both customer and employee suggestions. We offer our customers several channels for communicating with us, including voice, text, email, chat and social media, among others. We are driving a digital-first culture that allows our customers to configure, order, and rapidly deploy our services through an all-digital, self-service set of tools. Since 2019, we have hosted an annual customer experience (CX) event, during which we invite customers to collaborate directly with us.

While careful listening to customers is the best source of customer experience feedback, we believe overlaying it with employee feedback is the most effective way to continuously improve. We regularly invite our front-line employees to provide feedback on opportunities to improve our capabilities.

Partners and Vendors

We seek to engage with those partners and vendors who best contribute to our customers’ success. Lumen seeks to co-innovate with a comprehensive group of strategic partners to create solutions focused exclusively on our customers' business and IT requirements. Through our open and interoperable approach, we seek to identify the optimal platform for serving our customers – whether ours or a third party’s. When necessary, Lumen incorporates market-leading technologies to optimize application performance and streamline integration throughout the IT stack to ensure seamless integration and interoperability. Lumen has collaborated with a host of technology partners, giving us the capability to tailor and fully manage scalable solutions that customers control. Lumen, by working with our network of technology partners, integrates different technologies to improve our products and services.

In light of these efforts to better serve our customers, we are materially reliant on a wide range of vendors to support our organization and partners to support our strategy. We work with, and rely on, other communications companies that lease us transmission capacity or sell us various services necessary for our current operations, as well as a wide range of software, hardware and equipment suppliers. We believe that co-innovating with other companies enables us to rapidly evolve our customer offerings.

Environmental Stewardship and Sustainability

Environmental stewardship is inherent to our mission and identity. We believe our commitment to environmental sustainability promotes the financial health of our business and strengthens our relations with our employees, communities, customers and investors.

In early 2022, we formed the Sustainability Management Committee (“SMC”) comprised of employees from across the business. The SMC designs and oversees our company-wide sustainability program, including the monitoring of climate-related issues, and is responsible for driving the sustainability agenda with the Board and senior leadership. Additionally, our Environment, Health and Safety ("EHS") team is responsible for overseeing and implementing our EHS and environmental sustainability initiatives.

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

•Energy and emissions: In an effort to reduce our carbon footprint, we continue to identify and implement energy efficiency and greenhouse gas ("GHG") emissions reduction initiatives. As we continue to track performance against our 2025 science-based targets, we remain committed to exploring ways to reduce GHG emissions through our operational, customer and employee initiatives. In January 2021, we were among the very first U.S. companies to issue sustainability-linked bonds.

•Water: Lumen uses the World Resource Institute’s Water Risk Atlas to assess which countries of operation face the highest risk of water stress. We strive to reduce our water consumption, especially in the water-stressed communities where we operate. We track our usage and closely monitor abnormalities to improve water efficiencies and reduce site discharge.

•Waste: We are committed to reusing and recycling products, minimizing material use and carefully managing our waste. Each year, we divert millions of pounds of electronic and communications equipment from landfills. We recycle telecommunications equipment, and our modem/router takeback program allows customers to return their equipment, which are then either reused or sent to an R2-certified recycler.

•Supplier environmental assessment: We expect our suppliers to embrace and share our commitment to compliance and sustainability efforts. As reflected in our Supplier Code of Conduct, we expect our suppliers to use reasonable efforts to employ environmentally preferred and energy-efficient services, and to work with their own suppliers to assess and address environmental and sustainability issues within their supply chains.

•Climate preparedness: We evaluate various climate change risks to our ongoing operations when we consider expanding our network or facilities. Our comprehensive business continuity program focuses on prevention, collaboration, communication, response and recovery to assist us in quickly resolving disruptive events. Weather events such as severe flooding and hurricanes can impact our ability to deliver services, so business resiliency and adaptability is key to the long-term viability of our business.

•Occupational Health and Safety: The EHS team conducts risk assessments, reviews safety incident data and monitors health and safety legislation to develop policies and procedures designed to minimize safety hazards and support compliance with applicable laws and regulations. We carry out periodic reviews to identify steps designed to improve overall safety performance.

Our Network

Our network, through which we provide most of our products and services, consists of fiber-optic and copper cables, high-speed transport equipment, electronics, voice switches, data switches, routers, and various other equipment. We operate part of our network with leased assets, and a substantial portion of our equipment with licensed software.

At December 31, 2022, our global network (owned and leased) included (i) approximately 400,000 route miles of fiber optic plant, including approximately 25,000 route miles of subsea fiber optic cable systems and (ii) multiple gateway and transmission facilities used in connection with operating our network throughout North America and Europe.

At December 31, 2022, our domestic network connected (i) approximately 160,000 on-net buildings, which we refer to as “Fiber On-net” buildings, serving our enterprise customer base and (ii) approximately 21.8 million broadband-enabled units serving our Mass Markets customer base. At December 31, 2022, approximately 3.1 million of our Mass Markets broadband-enabled units were capable of receiving services from our fiber-based infrastructure, with the remainder connected with copper-based infrastructure. Our domestic network also included at such date central office and other equipment that enables us to provide telephone service as an ILEC.

As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 8 of Part II of this report, we sold portions of our network during 2022 and have agreed to sell portions thereof upon receipt of various approvals.

As noted elsewhere in this report, we view our network as one of our most critical assets. We have devoted, and plan to continue to devote, substantial resources to (i) simplify and modernize our network and legacy systems and (ii) expand our network to address demand for enhanced or new products. A key element of our network expansion plan is our Quantum Fiber buildout project. Under this project, we propose over the next several years to construct additional fiber optic infrastructure to enable us to provide Quantum Fiber broadband services to several million additional urban and suburban locations in our remaining ILEC markets.

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

Competition

We compete in a dynamic and highly competitive market in which demand for high-speed, secure data services continues to grow. We expect continued intense competition from a wide variety of sources under these evolving market conditions. In addition to competition from large international communications providers, we are facing competition from a growing number of sources, including systems integrators, hyperscalers, cloud service providers, software networking companies, infrastructure companies, cable companies, wireless service providers, device providers, resellers and smaller niche providers.

Our ability to compete hinges upon effectively enhancing and better integrating our existing products, introducing new products on a timely and cost-effective basis, meeting changing customer needs, providing high-quality information security to build customer confidence and combat cyber-attacks, extending our core technology into new applications and anticipating emerging standards, business models, software delivery methods and other technological changes. Depending on the applicable market and services, competition can be intense, especially if competitors in the market have network assets better suited to customer needs, faster transmission speeds or lower prices, or, in certain overseas markets, are national or regional incumbent communications providers that have a longer history of providing service in the market.

We compete to provide services to business customers based on a variety of factors, including the comprehensiveness and reliability of our network, our data transmission speeds, price, the latency of our available network services, the scope of our integrated offerings, the reach and peering capacity of our IP network, and customer service. Competition from large communications providers, systems integrators, hyperscalers and others have increased pricing pressures with respect to several key products and services that we offer to our enterprise and wholesale business customers. In particular, several hyperscalers have recently built their own data transmission facilities, which has reduced demand for our network services.

Competition to provide broadband services to our mass markets customers remains high. Market demand for our broadband services could be adversely affected by (i) advanced wireless data transmission technologies, including fixed wireless and low-earth-orbit satellite services, and (ii) continued enhancements to cable-based services, each of which generally provides faster average broadband transmission speeds than our legacy copper-based infrastructure. In addition, several established or new communications companies, infrastructure companies or municipalities have built or are building new fiber-based networks to provide high-speed broadband services in existing or unserved markets, frequently with the support of governmental subsidies. Our network expansion and innovation strategy is focused largely on addressing these competitive pressures. To meet these demands and remain competitive, we are continuing to invest in network capacity, security, reliability, flexibility and design innovations, including through our Quantum Fiber buildout initiative.

For our traditional voice services, providers of wireless voice, social networking, videoconferencing and electronic messaging services are significant competitors as many customers are increasingly relying on these providers to communicate, resulting in the long-term systemic decline we have seen in our traditional voice services. Other potential sources of competition include non-carrier systems that are capable of bypassing our local networks, either partially or completely, through various means. Developments in software have permitted new competitors to offer affordable networking products that historically required more expensive hardware investment. We anticipate that all these trends will continue to place downward pressures on the use of our voice network.

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

Sales and Marketing

Market Overview

We believe we have a comprehensive set of fiber assets that positions us to deliver a highly-competitive suite of cloud connectivity, low latency edge computing, and integrated network services.

We generally market our business services to members of in-house IT departments or other highly-sophisticated customers with deep technological experience. These individuals typically satisfy their IT requirements by contracting with us or a rapidly evolving group of competitors, or by deploying in-house solutions.

Sales Channels

Our enterprise sales and marketing approach focuses on solving complex customer problems with advanced technology and network solutions – striving to make core networks services compatible with digital tools. We also rely on our call center personnel and a variety of channel partners to promote sales of services that meet the needs of our customers. To meet the needs of different customers, our offerings include both stand-alone services and bundled services designed to provide a complete offering of integrated services.

Our business customers range from small business offices to the world’s largest global enterprise customers. Our marketing plans include marketing our products and services primarily through direct sales representatives, inbound call centers, telemarketing and third parties, including telecommunications agents, system integrators, value-added resellers and other telecommunications firms. We support our distribution through digital advertising, events, television advertising, website promotions and public relations. We maintain local offices in most major and secondary markets within the U.S. and many of the primary markets of the more than 60 countries in which we provide services.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to residential and small business customers.

The following table shows the composition of our operating revenue by segment for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			Percent Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Percentage of revenue:
Business	75%	72%	71%	3%	1%
Mass Markets	25%	28%	29%	(3)%	(1)%
Total operating revenue	100%	100%	100%

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

Products & Services

At December 31, 2022, we categorized our products and services revenue among the following product categories for the Business segment:

•Compute and Application Services

◦Edge Cloud Services. We provide both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud products are designed to leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

◦IT Solutions. We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development services;

◦Unified Communications and Collaboration ("UC&C"). We provide access to various unified communications platforms. This offering includes both individual, license-based service models and more robust options that transform a customer’s inbound and outbound calling platform;

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

◦Internet Protocol ("IP"). Our IP services provide global internet access over a high performance, diverse network with connectivity in more than 60 countries. Our fiber network spans approximately 400,000 route miles globally with extensive off-net access solutions across North America, Europe and Asia Pacific;

◦VPN Data Networks. Built on our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable service providers, enterprises and government entities to streamline multiple networks into a single, cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network; and

◦Voice Over Internet Protocol (“VoIP”). We deliver a broad range of local and enterprise voice and data services built on VoIP technology, including VoIP enhanced local service, national and multinational session initiation protocol ("SIP") trunking, hosted VoIP service, Primary Rate Interface ("PRI") service support, long distance service and toll-free service.

•Fiber Infrastructure Services

◦Dark Fiber. We control an extensive array of unlit optical fiber known as “dark fiber,” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. We provide access to this unlit optical fiber to customers who are interested in building their networks with this high-bandwidth, highly secure optical technology. We also provide professional services to engineer these networks, and in some cases, manage them for customers; and

◦Optical Services. We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

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

At December 31, 2022, we reported our products and services revenue among the following categories for the Mass Markets segment:

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other, under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support payments.

Research, Development & Intellectual Property

As of December 31, 2022, we held approximately 2,900 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. Patent licenses give us the freedom to operate our business without the risk of interruption from the holder of the patented technology. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

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

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the "FCC"), by various state regulatory commissions and occasionally by local agencies. Our non-domestic operations are regulated by supranational groups (such as the European Union, or EU), national agencies and frequently state, provincial or local bodies. Generally, we must obtain and maintain operating licenses from these bodies in most areas where we offer regulated services.

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

Universal Service

Between 2015 and 2021, we received approximately $500 million annually through Phase II of the FCC's Connect America Fund ("CAF II"), a program that ended on December 31, 2021. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 33 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $59 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program. The ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids to receive approximately $26 million of annual RDOF Phase I support payments, of which approximately 36% is attributable to the ILEC business we divested on October 3, 2022. Our support payments under the RDOF Phase I program commenced during the second quarter of 2022.

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

For additional information about these programs, see (i) Note 4—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of this report and (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Broadband Regulation

In February 2015, the FCC adopted an order classifying broadband internet access services (“BIAS”) under Title II of the Communications Act of 1934 and applying new regulations. In December 2017, the FCC voted to repeal the classification of BIAS as a Title II service and to preempt states from imposing substantial regulations on broadband services. Opponents of this change appealed this action in federal court. Several states have also opposed the change and have proposed, implemented or enacted laws or orders focused on state-specific Internet service regulation. In October 2019, the federal court upheld the FCC’s classification decision but vacated a part of its preemption ruling. Various courts are considering or have ruled upon the issue of the enforceability of state broadband regulation, and additional litigation and appeals are expected with respect to this issue. In addition, members of the Biden Administration and various consumer interest groups have advocated in favor of reclassifying BIAS under Title II. The ultimate impact of these pending judicial matters and calls for additional regulation are currently unknown to us, although the imposition of heightened regulation of our Internet operations could potentially hamper our ability to operate our data networks efficiently, restrict our ability to implement network management practices necessary to ensure quality service, increase the cost of operating, maintaining and upgrading our network, and otherwise negatively impact our current operations.

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

In most states, switched and business data services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, Voice-Over-Internet Protocol services are regulated by state regulators, but more lightly than ILEC services. State agencies also regulate certain aspects of non-ILEC communications businesses, including administering the payment of federal subsidies to support broadband infrastructure construction.

Data Privacy Regulations

Various foreign, federal and state laws govern our storage, maintenance and use of customer data, including a wide range of consumer protection, data protection, privacy, intellectual property and similar laws. Data privacy regulations are complex and vary across jurisdictions. As a company with global operations, we must comply with various jurisdictional data privacy regulations, including the General Data Protection Regulation (“GDPR”) in the EU and similar laws adopted by various other jurisdictions in certain of our domestic and overseas markets. The application, interpretation and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

Anti-Bribery and Corruption Regulations

As a company with global operations, we must comply with complex foreign and U.S. laws and regulations governing business ethics and practices, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials and anti-competition regulations. We have compliance policies, programs and training designed to prevent non-compliance with such anti-corruption regulations in the U.S. and other jurisdictions.

Regulation of International Operations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where service is provided. The scope of regulation varies from country to country. The communications regulatory regimes in certain of our non-domestic markets are in the process of development. Many issues, including the pricing of services, have not been addressed fully, or even at all.

Our overseas operations are also subject to various other domestic or non-domestic laws or regulations, including various laws or regulations governing exports and imports of various goods or technologies and certain sanctioned business activities.

In 2020, the United Kingdom (“UK”) terminated its membership in the EU (“Brexit”) and has entered into related separation agreements with the EU regarding data sharing, financial services and other matters. We currently operate a staging facility in the UK, where certain core network elements and customer premise equipment is configured before being shipped to both UK and EU locations. The UK is currently also a central repository of our spare parts for use in our European operations. Nonetheless, only a relatively small portion of our business is conducted within the UK, and we have entered into an arrangement to sell our EMEA operations. Consequently, we do not anticipate Brexit will have a substantial impact on our business.

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

Additional Information

From time to time, we may make investments in other communications or technology companies. For further information on regulatory, technological and competitive factors that could impact our revenue, see "Regulation" above under this Item 1, "Competition" above under this Item 1, "Risk Factors" below under Item 1A. For more information on the financial contributions of our various services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of this report.

Website Access and Important Investor Information

We were incorporated in Louisiana in 1968. Our website is www.lumen.com. We routinely post important investor information in the “Investor Relations” section of our website at ir.lumen.com. The information contained on, or that may be accessed through, our website is not part of this report or any other periodic reports that we file with the SEC. Any references to our website in this report or any other periodic reports that we file with the SEC are provided for convenience only, and are not intended to make any of our website information a part of this or such other reports. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K of us and two of our principal subsidiaries, and amendments to those reports, in the “Investor Relations” section of our website (ir.lumen.com) under the heading “FINANCIALS” and subheading “SEC Filings.” These reports are also available on the SEC’s website at www.sec.gov. From time to time, we also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community.

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

In connection with filing this report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and its related regulations. In addition, during 2022, our chief executive officer certified to the New York Stock Exchange that she was unaware of any violations by us of the New York Stock Exchange’s corporate governance listing standards.

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

We have defined methodologies for calculating certain of our statistical data, including route miles, broadband subscribers, broadband-enabled units, on-net buildings and similar metrics. We may calculate these amounts differently from other industry participants.

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

Our customers expect us to create and maintain a global digital experience, including (i) automation and simplification of our offerings and (ii) digital self-service access to our products, services and customer support. To do so, we must timely and successfully complete the digital transformation of our operations that is currently underway. Effective digital transformation is a complex, dynamic process requiring efficient allocation and prioritization of resources, simplification of our product portfolio, faster product deployments, retirement of obsolete systems, migration of data and corresponding workforce and system development. We cannot assure you we will be able to timely effect the successful digital transformation necessary to develop or deliver a global digital experience expected by our customers. If we are unable to do so, we could lose existing customers or fail to attract new ones, either of which could prevent us from attaining our financial goals.

Challenges with integrating or modernizing our existing applications and systems could harm our performance.

To succeed, we need to integrate, update and upgrade our existing applications and systems, including many legacy systems from past acquisitions. We cannot assure you we will be able to integrate our legacy IT systems, modernize our infrastructure, timely retire aging systems or deploy a master data management platform. These modernization efforts will require efficient allocation of resources, development capacity, greater use of artificial intelligence and other emerging technologies, access to subject-matter experts, development of a sustainable operating model and successful collaboration between legal, privacy and security personnel. Any failure to timely accomplish these initiatives may negatively affect our (i) customer and employee experiences, (ii) ability to meet regulatory, legal or contractual obligations, (iii) network stability, (iv) ability to realize anticipated efficiencies, (v) ability to timely repair infrastructure and respond to service outages or (vi) ability to deliver services to our customers at required speed and scale.

We operate in an intensely competitive industry and existing and future competitive pressures could harm our performance.

Each of our business and mass market offerings faces increasingly intense competition, with increased pressure to timely offer digitally integrated services, from a wide range of sources under evolving market conditions that have increased the number and variety of companies that compete with us. Some of our current and potential competitors: (i) offer products or services that are substitutes for our traditional wireline services, including wireless broadband, wireless voice and non-voice communication services, (ii) offer a more comprehensive range of communications products and services, (iii) have greater financial, provisioning, technical, engineering, research, development, marketing, customer relations or other resources, (iv) conduct operations or raise capital at a lower cost than we do, (v) are subject to less regulation than we are, (vi) have stronger brand names, (vii) have deeper or more long-standing relationships with key customers, (viii) might be perceived as having an ESG profile more attractive to customers or employees, or (ix) have larger operations than ours, any of which may enable them to compete more successfully for customers, strategic partners and acquisitions. In recent years, competitive pressures have commoditized pricing for some of our products and services and lowered market prices for many of our other products and services. Continued competitive pressures will likely place further downward pressure on market pricing.

Our ability to successfully compete could be hampered if we fail to timely develop and market innovative technology solutions that address changing customer demands.

The technology and communications industry has been and continues to be impacted by significant technological changes, which are enabling an increasing variety of companies to compete with us. Many of these technological changes are (i) displacing or reducing demand for certain of our services, (ii) enabling the development of competitive products or services, (iii) enabling customers to reduce or bypass use of our networks or (iv) reducing our profit margins. For example, as service providers continue to invest in 5G and low earth orbit satellite networks and services, their services could reduce demand for our network services. Increasingly, customers are demanding more technologically advanced products that suit their evolving needs. To remain competitive, we will need to accurately predict and respond to changes in technology, to continue developing products and services attractive to our customers, to timely provision our products and services, to maintain and expand our network to enable it to support customer demands for greater transmission capacity and speeds, and to discontinue outdated products and services on a cost-effective basis. Our ability to do so could be restricted by various factors, including limitations of our existing network, technology, capital or personnel. If we fail at that, we could lose customers or fail to attract new ones.

We may be unable to attract, develop and retain leaders and employees with the right skillsets and technical expertise.

We may be unable to attract and retain skilled and motivated leaders and employees who possess the right skillsets and technical, managerial and development expertise to execute on our plans for transformation, innovation and strategic growth. We operate in a highly competitive and expanding industry, where competition for highly skilled employees has grown increasingly intense, and we have experienced, and may continue to experience, higher than anticipated levels of employee attrition. Our competitors periodically target our employees with highly sought-after skills and will likely continue to do so in the future. Further, the increased availability of remote working arrangements, largely driven by the COVID-19 pandemic, has expanded the pool of companies that can compete for our employees and employee candidates. We believe some of our competitors with greater resources and fewer cost constraints than us have from time to time been able to offer compensation, benefits or accommodations in excess of what we are able to offer. These risks to attracting and retaining the necessary talent may be exacerbated by inflationary pressures on employee wages and benefits. As a result, we may be unable to cost-effectively hire and retain employees with market-leading skills. There is no assurance our efforts to recruit and retain qualified personnel will be successful. If we are unable to do so, such failure could have a material adverse effect on our operations and financial condition.

The COVID-19 pandemic caused us to modify our workforce practices, including having the majority of our employees work from home on a fully remote or hybrid basis. We reopened our offices in 2022 under a “hybrid” working environment, meaning that some of our employees have the flexibility to work remotely at least some of the time, for the foreseeable future. The hybrid working environment may impair our ability to maintain our collaborative and innovative culture, and may cause disruptions among our employees, including decreases in productivity, challenges in collaboration between on-site and off-site employees and, potentially, employee dissatisfaction and attrition. If our attempts to operate under a hybrid working environment are not successful, our business could be adversely impacted.

The pandemic, inflation and other events over the past couple years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have intensified certain of our above-described challenges and made it relatively more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

We could be harmed if our reputation is damaged.

We believe our Lumen and other brand names and our reputation are important corporate assets that help us attract and retain customers and talented employees. However, our corporate reputation is susceptible to material damage by events such as disputes with customers or competitors, cyber-attacks or service outages, internal control deficiencies, delivery failures, compliance violations, government investigations or legal proceedings. Similar events impacting one of our competitors could result in negative publicity for our entire industry that indirectly harms our business. We may also experience reputational damage if customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers or others criticize our services, operations or public positions.

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

Like other prominent technology and communications companies, we and our customers are constant targets of cyber-attacks. The number of these attacks against us increased in 2022. Despite our efforts to prevent these events, some of these attacks have resulted in security breaches, although thus far none of these breaches has resulted in a material adverse effect on our operating results or financial condition. You should be aware, however, that the risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. You should be further aware that defenses against cyber-attacks currently available to U.S. companies are unlikely to prevent intrusions by a highly-determined, highly-sophisticated hacker. Consequently, you should assume we will be unable to implement security barriers or other preventative measures that repel all future cyber-attacks.

Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Cyber-attacks could (i) disrupt the proper functioning of our networks and systems, which could in turn disrupt the operations of our customers, (ii) result in the destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive, classified or otherwise valuable information of ours, our employees, our customers or our customers’ end users, (iii) require us to notify customers, regulatory agencies or the public of data breaches, (iv) damage our reputation or result in a loss of business, (v) require us to provide credits for future service to our customers or to offer expensive incentives to retain customers; (vi) subject us to claims by our customers or regulators for damages, fines, penalties, license or permit revocations or other remedies, (vii) result in the loss of industry certifications, or (viii) require significant management attention or financial resources to remedy the resulting damages or to change our systems. Any or all of the foregoing developments could have a material adverse impact on us.

We could be harmed by outages in our network or various platforms, or other failures of our services.

From time to time in the ordinary course of our business, we experience outages in our network, hosting, cloud or IT platforms, or failures of our products or services (including basic and enhanced 911 emergency services) to perform in the manner anticipated. These disruptions expose us to several of the same risks listed above for cyber-attacks, including the loss of customers, the issuance of credits or refunds, and regulatory fines. We remain vulnerable to future disruptions due to several factors, including aging network elements, human error, continuous changes in our network, the introduction of new products or technologies, vulnerabilities in our vendors or supply chain, aberrant employees and hardware and software limitations. The process for remediating any interruptions, outages, delays or cessations of service could be more expensive, time-consuming, disruptive and resource intensive than planned. Delayed sales, lower margins, fines or lost customers resulting from future disruptions could have a material adverse impact on our business, reputation, results of operations, financial condition, cash flows and stock price.

Several of our services continue to experience declining revenue, and our efforts to offset these declines may not be successful.

Primarily as a result of the competitive and technological changes discussed above, we have experienced a prolonged systemic decline in our local voice, long-distance voice, network access and private line revenues. Consequently, we have experienced declining consolidated revenues (excluding acquisitions) for a prolonged period and have not been able to realize cost savings sufficient to fully offset the decline. More recently, we have experienced declines in revenue derived from a broader array of our products and services, including those marketed to our enterprise customers and customers with global locations. We have thus far been unable to reverse our annual revenue losses (excluding acquisitions). In addition, most of our more recent product and service offerings generate lower profit margins and may have shorter lifespans than our traditional communication services, and some can be expected to experience slowing or no growth in the future. Some of our new product offerings have reduced or displaced our sale of older product offerings. Accordingly, we may not be successful in attaining our goal of achieving future revenue growth.

Our operations, financial performance and liquidity are materially reliant on key suppliers, vendors and other third parties.

Our ability to conduct our operations could have a material adverse impact on us if certain of our arrangements with third parties were terminated, including those further described below.

Reliance on other communications providers. To offer certain services in certain of our markets, we must either purchase services or lease network capacity from, or interconnect our network with, the infrastructure of other communications carriers or cloud companies who typically compete against us in those markets. Our reliance on these supply or interconnection arrangements limits our control over the delivery and quality of our services. In addition, we are exposed to the risk that other carriers may be unwilling or unable to continue or renew these arrangements in the future. Those risks are heightened when the other carrier is a competitor who may benefit from terminating the agreement or imposing price increases. Additionally, several communications companies rely on our network to transmit their data or voice traffic. Their reliance on our network exposes us to the risk that they may transfer all or a portion of this traffic from our network to alternative networks owned, constructed or leased by them, thereby reducing our revenue. Certain of our hyperscaler customers have built infrastructure that has reduced their reliance on us.

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

For a description of how the COVID-19 pandemic and its aftermath have impacted our access to supplies and labor, please see Item 7 in Part II of this report.

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

Reliance on landowners. We rely on rights-of-way, colocation agreements, franchises and other authorizations granted by governmental bodies, railway companies, utilities, carriers and other third parties to locate a portion of our network equipment over, on or under their respective properties. A significant number of these authorizations are scheduled to lapse over the next five to ten years, unless we are able to extend or renew them. Further, some of our operations are subject to licensing and franchising requirements imposed by municipalities or other governmental authorities. Our operations could be adversely affected if any of these authorizations are cancelled, or otherwise terminate or lapse, or if the landowner requests price increases. Similarly, our buildout plans can be delayed if we cannot receive necessary landowner authorizations or governmental permits. We cannot assure you we will be able to successfully extend these arrangements when their terms expire, or to enter into new arrangements that may be necessary to implement our network expansion opportunities.

Climate change could disrupt our operations, cause us to incur substantial additional capital and operating costs or negatively affect our business.

A substantial number of our domestic facilities are located in coastal states, which subjects them to the risks associated with severe tropical storms, hurricanes and tornadoes, and many other of our facilities are subject to the risk of earthquakes, floods, fires, tornadoes or other similar casualty events. From time to time these events (including Hurricane Ian in 2022 in Florida) have disrupted our operations, and similar future events could cause substantial damages, including downed transmission lines, flooded facilities, power outages, fuel shortages, network congestion, delay or failure, damaged or destroyed property and equipment, and work interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance.

Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to the above-cited risks and could disrupt our supply chain from our key suppliers and vendors.

Our environmental, social and governance (ESG) commitments and disclosures may expose us to reputational and legal risks.

Our brand and reputation could be impacted by our public commitments to various corporate environmental, social and governance (ESG) initiatives, including our political contributions, our advocacy positions, and our goals for sustainability, inclusion and diversity. Positions we take or do not take on ESG issues could negatively impact our ability to attract or retain customers and employees. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, commitments or mandates could negatively impact our reputation or otherwise materially harm our business.

Increasing focus on ESG matters has resulted in, and is expected to continue to result in, the adoption of legal and regulatory requirements designed to mitigate the effects of climate change on the environment, as well as legal and regulatory requirements requiring additional related disclosures. If new laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet such obligations. In addition, our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or may not meet the expectations of investors or other stakeholders. Our ability to achieve our ESG commitments is subject to numerous risks, many of which are outside of our control, including: (i) evolving and potentially inconsistent regulatory requirements affecting ESG standards, measurements, methodologies and disclosures; (ii) the availability of suppliers that can meet our sustainability, diversity and other standards; and (iii) our ability to recruit, develop, and retain diverse talent. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including enhanced ESG-related disclosures that may be required by the SEC, and other regulators. Such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.

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

In the past, we have disposed of businesses or asset groups for a variety of reasons, and currently expect to consummate within the next year a planned divestiture discussed elsewhere in this section "Item 1A. Risk Factors." In addition, we may dispose of other businesses or asset groups from time to time in the future. If we proceed with any such other divestitures of assets, we may experience operational difficulties segregating them from our retained assets and operations, which could result in disruptions to our operations or claims for damages, among other things. Moreover, such dispositions could reduce our cash flows available to support our capital expenditures, pension contributions, debt maturities or other commitments.

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

As explained in greater detail elsewhere in this annual report, (i) our domestic operations are regulated by the FCC and other federal, state and local agencies and (ii) our international operations are regulated by a wide range of various foreign and international bodies. We cannot assure you we will be successful in obtaining or retaining all regulatory licenses necessary to carry out our business in our various markets. Even if we are, the prescribed service standards and conditions imposed on us under these licenses and related laws may increase our costs, limit our operational flexibility or result in third-party claims.

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

Our prior participation in the FCC's CAF II program and current participation in the FCC's RDOF program subjects us to certain financial risks. If we are not in compliance with FCC measures by the end of the CAF II and RDOF programs, we could incur substantial penalties or forfeitures, including but not limited to being suspended or disbarred from future governmental programs or contracts for a significant period of time, which could have a material adverse impact on our financial condition.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European Union and other international regulators, as well as some state governments, have recently enacted or enhanced data privacy regulations, and other governments are considering establishing similar or stronger protections. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Some of our customers impose similar requirements on us that are equally or more demanding. Despite our best efforts to comply with these governmental or contractual requirements, any noncompliance could result in incurring potential substantial penalties and reputational damage.

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

We routinely receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing their intellectual property rights. We are currently responding to several of these notices and claims and expect this industry-wide trend will continue. If these claims succeed, we could be required to pay significant monetary damages, to cease using the applicable technology or to make royalty payments to continue using the applicable technology. If we are required to take one or more of these actions, our revenues or profit margins may decline, our operations could be materially impaired or we may be required to stop selling or redesign one or more of our products or services, any of which could have a material adverse impact on our business. Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be prohibited, restricted, made more costly or delayed.

Failure to extend or renegotiate our collective bargaining agreements or work stoppages could have a material impact on us.

As of December 31, 2022, approximately 20% of our employees were members of various bargaining units represented by labor unions. Although we have agreements with these labor unions, we cannot predict the outcome of our future negotiations of these agreements. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and increase our costs. Even if we succeed in reaching new or replacement agreements, they may impose significant new costs on us that impair our competitive position.

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

As of December 31, 2022, we had approximately $10.4 billion of outstanding consolidated secured indebtedness, $10.1 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net and (iii) unamortized debt issuance costs) and $2.2 billion of unused borrowing capacity under our Revolving Credit Facility.

Our significant levels of debt and related debt service obligations could adversely affect us in several respects, including:

•requiring us to dedicate a substantial portion of our cash flow from operations to the payment of interest and principal on our debt, thereby reducing the funds available to us for other purposes, including acquisitions, capital expenditures and strategic initiatives;

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

We expect to periodically require financing in the future to refinance existing indebtedness and potentially for other purposes. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, credit ratings, and debt covenants, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by (i) general market conditions, such as disruptions in domestic or overseas sovereign or corporate debt markets, geo-political instabilities, trade restrictions, pandemics, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad, and (ii) specific conditions in the communications industry. Instability in the domestic or global financial markets has from time to time resulted in periodic volatility and disruptions in capital markets that have partially or severely limited the ability of leveraged companies like us to obtain debt financing. For these and other reasons, we can give no assurance additional financing for any of these purposes will be available on terms acceptable to us, or at all.

If we are unable to make required debt payments or refinance our debt, we would likely have to consider other options, such as selling assets, issuing additional securities, cutting or delaying costs or otherwise reducing our cash requirements, or negotiating with our lenders to restructure our applicable debt. Our current and future debt instruments may restrict, or market or business conditions may limit, our ability to complete some of these actions on favorable terms, or at all. For these and other reasons, we cannot assure you we could implement these steps in a sufficient or timely manner, or at all. Nor can we assure you that these steps, even if successfully implemented, would not be detrimental to our operations, financial performance or future prospects.

We have a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over half of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Nearly half of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed on an unsecured basis by certain of its affiliates. As of the date of this annual report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International Inc. Most of the nearly 300 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) a substantial portion of such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

Our various debt agreements include restrictions and covenants that could (i) limit our ability to conduct operations or borrow additional funds, (ii) restrict our ability to engage in inter-company transactions, and (iii) lead to the acceleration of our repayment obligations in certain instances.

Under our consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, the most restrictive of which pertain to the debt of Lumen Technologies, Inc. and Level 3 Financing, Inc.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes contain several significant limitations restricting our ability to, among other things, borrow additional money or issue guarantees; pay dividends or other distributions to shareholders; make loans; create liens on assets; sell assets; transact with its affiliates and engage in mergers, consolidations or other similar transactions. These restrictive covenants could have a material adverse impact on our ability to operate or reconfigure our business, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

The debt and financing arrangements of Level 3 Financing, Inc. contain substantially similar limitations that restrict their operations on a standalone basis as a separate restricted group. Consequently, certain of these covenants may significantly restrict our ability to engage in transactions with Level 3, including receiving cash from Level 3, or distributing cash from Level 3 to other of our affiliated entities.

Lumen Technologies, Inc.’s senior secured credit facilities, as well as the term loan debt of Qwest Corporation, also contain financial maintenance covenants which are described further in Note 7—Long-Term Debt and Credit Facilities.

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

Each segment of our business is very capital intensive. We expect to continue to require significant capital to pursue our Quantum Fiber buildout plans and to otherwise maintain, upgrade and expand our network infrastructure, based on several factors, including (i) changes in customers’ service requirements; (ii) our continuing need to expand and improve our network to remain competitive and meet customer demand; and (iii) our regulatory commitments. Any failure to make appropriate capital expenditures could adversely impact our financial performance or prospects. We will also continue to need substantial amounts of cash to meet our fixed commitments and other business objectives, including without limitation funding our operating costs, maintenance expenses, debt repayments, tax obligations, periodic pension contributions and other benefits payments. As discussed elsewhere in this annual report, our revenues have decreased for several years, which, coupled with other factors, has placed downward pressure on our cash flows. For all these reasons, we cannot assure you our future cash flows from operating activities will be sufficient to fund all of our cash requirements in the manner currently contemplated.

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

As of December 31, 2022, we had approximately $1.0 billion of federal net operating loss carryforwards ("NOLs"), which remain subject to limitations under Section 382 of the Internal Revenue Code and related regulations ("Section 382"). These limitations could restrict our ability to use these NOLs in the amounts we project. In an effort to safeguard our NOLs, we have maintained an NOL rights agreement which is scheduled to lapse in late 2023.

At December 31, 2022, we also had substantial state NOLs which we believe are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize these NOLs as projected or at all.

Increases in costs for pension and healthcare benefits for our active and retired employees may have a material impact on us.

As of December 31, 2022, our company-sponsored benefit plans that cover our current and former U.S.-based employees had approximately 25,000 active employee participants, approximately 58,000 active and retired employees and surviving spouses eligible for post-retirement healthcare benefits, approximately 22,000 pension retirees and approximately 7,000 former employees with vested pension benefits. As of such date, our domestic pension plans and our other domestic post-retirement benefit plans were substantially underfunded from an accounting standpoint. We also maintain benefit plans for a much smaller base of our non-U.S. employees. The cost to fund the pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining our pension and healthcare plans, and the future funding requirements for these plans, are affected by several factors, including investment returns on funds held by our applicable plan trusts; changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans; increases in healthcare costs generally or claims submitted under our healthcare plans specifically; the longevity and payment elections of our plan participants; changes in plan benefits; and the impact of the continuing implementation, modification or potential repeal of current federal healthcare and pension funding laws and regulations promulgated thereunder. Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans.

See Note 11—Employee Benefits for additional information regarding the funded status of our pension plans and our other post-retirement benefit plans.

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

As of December 31, 2022, approximately 42% of our total consolidated assets reflected on the consolidated balance sheet included in this annual report consisted of goodwill, customer relationships and other intangible assets (including goodwill and other intangible assets classified as assets held for sale). From time to time, including most recently in the fourth quarter of 2022 and in the fourth quarter of 2020, we have recorded large non-cash charges to earnings in connection with required reductions of the value of our intangible assets. If our intangible assets are determined to be impaired in the future, we may be required to record additional significant, non-cash charges to earnings during the period in which the impairment is determined to have occurred. Any such charges could, in turn, have a material adverse effect on our results of operation or financial condition.

High inflation could continue to adversely impact us.

Although inflation appears to be declining, during 2021 and 2022 our operations were impacted by the highest domestic inflation rates in decades. If inflation rates remain elevated, our operations will likely continue to be impacted. Potential impacts of high inflation include (i) lower revenue if inflationary pressures cause customers to defer, decrease or cancel their expenditures on our products and services, (ii) lower margins if we cannot offset the higher cost of our labor and supplies by raising our prices or reducing our other expenses, (iii) higher interest costs to the extent inflation places upwards pressure on prevailing interest rates and (iv) as noted above, potential difficulties retaining personnel if we do not match the salary increase expectations of our workforce.

We face other financial risks.

We face other financial risks, including among others the risk that:

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us or our industry could adversely impact the liquidity or market prices of our outstanding debt or equity securities;

•a change of control of us or certain of our affiliates could accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay;

•the tax provisions contained in the Inflation Reduction Act of 2022, including the 1% excise tax on net stock repurchases and the 15% corporate book minimum tax, might increase our federal taxes; and

•ongoing attempts of the United States, various foreign countries and supranational or international organizations to reform taxes or identify new tax sources could materially impact our taxes, or that one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those we have recognized in our consolidated financial statements.

Divestiture Risks

The completion of our planned EMEA divestiture is subject to several conditions.

As described further in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business we have agreed to divest our EMEA business. The completion of the divestiture is subject to receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. We cannot assure you that this divestiture will be completed in the timeframes anticipated by us or at all.

The pendency of the EMEA divestiture could adversely affect our business.

The pendency of our EMEA divestiture could impact us in several ways, including (i) impacting relationships with our customers and vendors, (ii) restricting our operations due to certain specified operating covenants in the purchase agreement, (iii) diverting management’s attention from operating our business in the ordinary course, and (iv) diminishing our ability to retain or attract employees due to concerns over future job security or responsibilities.

We may be unable to successfully separate our divested businesses from our retained business and realize the anticipated benefits of our recently completed and planned divestitures.

In connection with our planned EMEA divestiture, we have agreed to (i) complete certain restructuring transactions to segregate the divested business from our retained business, (ii) provide certain post-closing transition and commercial services to the purchasers, and (iii) receive certain post-closing services from the purchaser designed to ensure the continuity of services to our retained customers. Similarly, in connection with the 2022 divestitures of our Latin American business and a portion of our ILEC business, we completed internal restructurings and entered into multi-year agreements with the purchasers to provide certain transitional services and to provide or receive certain commercial services.

We anticipate that it will be challenging and time-consuming to segregate the businesses and provide transition services to the purchaser of our EMEA business, and to continue to support the businesses that we sold in 2022. Even if we successfully complete the EMEA divestiture and continue to successfully support the divested businesses, we may incur or experience (i) greater tax or other costs or realize fewer benefits than anticipated under our pre- and post-closing agreements with the purchasers, (ii) operational or commercial difficulties segregating the divested assets from our retained assets, (iii) disputes with the purchasers regarding the nature and sufficiency of the transition services we provide or the terms and conditions of our commercial agreements with the purchasers, (iv) potential disputes with creditors concerning the transactions or use of the proceeds therefrom, (v) higher vendor costs due to reduced economies of scale or other similar dis-synergies, (vi) lower productivity to the extent segregation of the divested businesses distracts or diverts personnel from the operation, digitization, and transformation of our retained business, (vii) losses or increased inefficiencies from stranded or underutilized assets, (viii) the loss of any customers dissatisfied with our services post-closing, (ix) challenges in retaining and attracting personnel or (x) the loss of vendors or customers due to our inability to assign contracts with their consent.

The divestitures will reduce our future cash flows. If our remaining business fails to perform as expected, the divestitures could exacerbate certain of the other financial risks specified in this Item 1A, including our ability to fund all of our current cash requirements.

General Risk Factors

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could have a material adverse impact on us.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its attendant detrimental impact on the worldwide economy, could have a material adverse impact on our operating results and financial condition. Even as efforts to contain the COVID-19 pandemic, including vaccinations, have fostered progress and eased governmental restrictions, new variants of the virus have continued to cause outbreaks and uncertainties. Variants of the virus continue to pose the risk that we or our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities at expected levels through established processes. Future events regarding the pandemic, which are unpredictable and beyond our control, could continue impacting our operations. Accordingly, COVID-19, or any other future major public health crisis, may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate.

Moreover, to the extent any of these risks and uncertainties adversely impact us, they may also have the effect of heightening many of the other risks described in this section “Item 1A. Risk Factors.”

Unfavorable general economic, societal or environmental conditions could negatively impact us.

Unfavorable general economic, societal or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, political instability or other factors, could negatively affect our business or operations. While it is difficult to predict the ultimate impact of these general economic, societal or environmental conditions, they could adversely affect demand for some of our products and services and could cause customers to shift to lower-priced products and services or to delay or forego purchases of our products and services for a variety of reasons. Any one or more of these circumstances could continue to depress our revenue. Also, our customers may encounter financial hardships which could negatively impact their ability to make timely payments to us or to continuing doing business with us.

We currently do not pay dividends to our common shareholders and any decision to adopt or continue a stock repurchase plan is entirely discretionary.

We discontinued paying dividends to our holders of common stock in the fourth quarter of 2022, and have no current plans to pay dividends in respect of our common stock for the foreseeable future.

From time to time we adopt share repurchase plans. Holders of our common stock should be aware that repurchases of our common stock under any such plans are completely discretionary and may be suspended or discontinued at any time and for any reason without prior notice.

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

A number of provisions in our organizational documents and various provisions of applicable law or our Section 382 rights agreement may delay, defer or prevent a future takeover of us unless the takeover is approved by our board. These provisions (which are described further in our Registration Statement on Form 8-A/A filed with the SEC on March 2, 2015) could deprive our shareholders of any related takeover premium.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of fiber-optic and metallic cables, high-speed transport equipment, electronics, switches, routers, cable landing stations, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components:

	As of December 31,
	2022(5)	2021(5)
Land	2%	2%
Fiber, conduit and other outside plant(1)	37%	38%
Central office and other network electronics(2)	39%	38%
Support assets(3)	17%	18%
Construction in progress(4)	5%	4%
Gross property, plant and equipment	100%	100%
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
(5)These values exclude assets classified as held for sale.

We own a substantial portion of our telecommunications equipment required for our business. However, we also lease from third parties certain facilities, plant and equipment under various finance and operating lease arrangements when the leasing arrangements are more favorable to us than owning the assets. We also own and lease administrative offices in major metropolitan locations both in the United States and internationally, and own or lease domestic or overseas cable landing stations related to undersea and terrestrial cable systems. Substantially all of our network electronics equipment is located in buildings or on land that we own or lease, typically within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or expiration or in connection with legal challenges to our rights under such agreements.

Our net property, plant and equipment was approximately $19.2 billion and $20.9 billion at December 31, 2022 and 2021, respectively, excluding assets held for sale. Substantial portions of our property, plant and equipment are pledged to secure the long-term debt of our subsidiaries or the guarantee obligations of our subsidiary guarantors. For additional information, see Note 9—Property, Plant and Equipment to our consolidated financial statements in Item 8 of Part II of this report.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 18—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 8 of Part II of this report is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange ("NYSE") and the Berlin Stock Exchange and is traded under the symbol LUMN and CYTH, respectively.

At February 21, 2023, there were approximately 81,600 stockholders of record, although there were significantly more beneficial holders of our common stock.

Issuer Purchases of Equity Securities

Effective November 2, 2022, our Board of Directors authorized a new two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended December 31, 2022, we repurchased 33 million shares of our outstanding common stock in the open market. These shares were repurchased for an aggregate market price of $200 million, or an average purchase price of $6.07 per share. All repurchased common stock has been retired. For additional information, see Note 20—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 8 of Part II of this report.

The following table contains information about shares of our previously-issued common stock that were repurchased under our above-described Stock Repurchase Program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
November 2022	28,413,768	$6.16	28,413,768	$1,325,011,442
December 2022	4,559,200	$5.48	4,559,200	$1,300,012,827

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2022 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2022	50,287	$7.02
November 2022	10,629	6.04
December 2022	24,553	5.58
Total	85,469

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

Overview

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our rapidly evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to rapidly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs – allowing customers to rapidly evolve their IT programs to address dynamic changes. With approximately 160,000 on-net buildings and 400,000 route miles of fiber optic cable globally, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States.

Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen’s Latin American business for pre-tax cash proceeds of approximately $2.7 billion.

On October 3, 2022, we and certain of our affiliates sold the portion of our ILEC business conducted primarily within 20 Midwestern and Southeastern states. In exchange, we received $7.5 billion of consideration, which was reduced by approximately $0.4 billion of closing adjustments and partially paid through purchaser's assumption of approximately $1.5 billion of our long-term consolidated indebtedness, resulting in pre-tax cash proceeds of approximately $5.6 billion, subject to certain post-closing adjustments and indemnities.

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC, have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. Level 3 Parent, LLC expects to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or any of our other assumptions prove to be incorrect.

For more information, see (i) Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 8 of Part II of this report and (ii) the risk factors included in Item 1A of Part I of this report.

Impact of COVID-19 Pandemic and the Macroeconomic Environment

Societal, governmental and macroeconomic changes arising out of the COVID-19 pandemic have impacted us, our customers and our business in several ways since March 2020. Beginning in the second half of 2020 and continuing into 2022, we rationalized our leased footprint and ceased using 39 leased property locations that were underutilized. We did not further rationalize our lease footprint or incur material accelerated lease costs during the year ended December 31, 2022. However, in conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods.

Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) increases in overtime expenses during 2020 and 2021, (iii) operational challenges resulting from shortages of certain components and other supplies that we use in our business, (iv) delays in our cost transformation initiatives, and (v) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

The COVID-19 pandemic and other factors have led to increased fiber construction demand combined with increased construction labor rates that have reduced the number of fiber buildout projects that met our internal payback requirement. Thus far, we believe these factors have contributed to a delay in our Quantum Fiber buildouts, but otherwise have not had a significant impact on our business results.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview of Sources and Uses of Cash" and (ii) Item 1A of this report.

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

As we have previously disclosed, we plan to update these sales channels beginning with our first quarterly report filed after this annual report.

•Mass Markets Segment. Under our Mass Markets segment, we provide products and services to residential and small business customers. At December 31, 2022, we served 3.0 million broadband subscribers under our Mass Markets segment.

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

We categorize our Mass Markets products and services revenue among the following categories:

•Fiber Broadband, under which we provide high speed services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other, under which we derive revenues from (i) providing local and long-distance services, professional services, and other ancillary services, and (ii) federal broadband and state support payments.

Trends Impacting Our Operations

In addition to the above-described impact of the pandemic and its aftermath, our consolidated operations have been, and will continue to be, impacted by the following company-wide trends:

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

•Changes in customer preferences and in the regulatory, technological and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain of our other offerings, or resulting in volume or rate reductions for other of our offerings and (ii) also creating certain opportunities for us arising out of increased demand for lower latency provided by Edge computing and for faster and more secure data transmissions.

•The operating margins of several of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

•Our expenses will be impacted by higher vendor costs, reduced economies of scale and other dis-synergies due to our 2022 divestitures.

•Declines in our traditional wireline services and other more mature offerings have necessitated right-sizing our cost structures to remain competitive.

The amount of support payments we receive from governmental agencies has decreased substantially since December 31, 2021. Inflation during 2021 and 2022 placed downward pressure on our margins and likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 7.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail. Results in this section include the results of our Latin American and ILEC businesses prior to their sale on August 1, 2022 and October 3, 2022, respectively.

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our four revenue sales channels within the Business segment described above:

	Years Ended December 31,			2022 vs 2021 % Change	2021 vs 2020 % Change
	2022	2021	2020
	(Dollars in millions)
Business Segment:
International & Global Accounts	$3,645	4,083	4,137	(11)%	(1)%
Large Enterprise	3,409	3,771	3,961	(10)%	(5)%
Mid-Market Enterprise	2,465	2,649	2,901	(7)%	(9)%
Wholesale	3,520	3,616	3,809	(3)%	(5)%
Business Segment Revenue	13,039	14,119	14,808	(8)%	(5)%
Mass Markets Segment Revenue	4,439	5,568	5,904	(20)%	(6)%
Total operating revenue	$17,478	19,687	20,712	(11)%	(5)%

Our consolidated operating revenue decreased by $2.2 billion for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to revenue declines in all of our revenue categories listed above, in addition to the sale of our Latin American and ILEC businesses as of August 1, 2022 and October 3, 2022, respectively. Our consolidated revenue decreased by $1.0 billion for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to revenue declines in all of our revenue categories listed above. See our segment results below for additional information.

Operating Expenses

The following table summarizes our operating expenses for the year ended December 31, 2022 and 2021. For information regarding expenses for the year ended December 31, 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2021.

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$7,868	8,488	(7)%
Selling, general and administrative	3,078	2,895	6%
Gain on sale of businesses	(773)	—	nm
Loss on disposal groups held for sale	700	—	nm
Depreciation and amortization	3,239	4,019	(19)%
Goodwill impairment	3,271	—	nm
Total operating expenses	$17,383	15,402	13%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $620 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily due to the sale of the Latin American and ILEC businesses, as well as reductions in employee-related expense from lower headcount and lower facility costs and network expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $183 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in selling, general and administrative expenses was primarily due to gains on sales of assets during the year ended December 31, 2021 as well as higher professional fees during the year ended December 31, 2022 associated with facilitating the divestitures of our Latin American and ILEC businesses. These increases were partially offset by lower expenses due to the sale of the Latin American and ILEC businesses.

Gain on Sale of Businesses and Loss on Disposal Groups Held for Sale

For a discussion of the gain on the sale of the Latin American and ILEC businesses and the loss on disposal groups held for sale that we recognized for the year ended December 31, 2022, see Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Depreciation	$2,133	2,671	(20)%
Amortization	1,106	1,348	(18)%
Total depreciation and amortization	$3,239	4,019	(19)%

Depreciation expense decreased by $538 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to the discontinuation during the third quarter of 2021 of the depreciation of the tangible assets of our recently divested Latin American and ILEC businesses and the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible assets of our planned divestiture of our EMEA business, resulting in an aggregate decrease of $359 million of depreciation expense during the year ended December 31, 2022 as compared to the year ended December 31, 2021. In addition, depreciation expense decreased $193 million due to the early retirement of certain copper-based infrastructure during the fourth quarter of 2021 and $38 million due to the impact of annual rate depreciable life changes, which was partially offset by higher depreciation expense of $61 million associated with net growth in depreciable assets.

Amortization expense decreased by $242 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to a decrease of $119 million resulting from certain customer relationship intangible assets becoming fully amortized at the end of the first quarter 2021, a decrease of $50 million associated with net reductions in amortizable assets, a decrease of $42 million due to the discontinuation during third quarter of 2021 of the amortization of the intangible assets of our recently divested Latin American and ILEC businesses and the discontinuation during the fourth quarter of 2022 of the amortization of the intangible assets of our planned divestiture of our EMEA business and a $16 million decrease due to accelerated amortization for decommissioned applications.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs.

We report under two segments: Business and Mass Markets. As of December 31, 2022, we have three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business ("NA Business") and (iii) Asia Pacific ("APAC") region. Prior to the planned divestiture of the EMEA business, the EMEA region was also a reporting unit and was tested for impairment in the pre-classification test as of October 31, 2022 discussed below. Prior to its August 1, 2022 divestiture, the Latin American ("LATAM") region was also a reporting unit.

When we performed our impairment tests during the fourth quarter of 2022, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of our testing date. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $3.3 billion in the fourth quarter of 2022. When we performed our annual impairment test in the fourth quarter of 2021, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2021. When we performed our impairment tests during the fourth quarter of 2020, we concluded that the estimated fair value of certain of our reporting units was less than our carrying value of equity as of our testing date. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $2.6 billion in the fourth quarter of 2020.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2022	2021
	(Dollars in millions)
Interest expense	$(1,332)	(1,522)	(12)%
Other income (expense), net	246	(62)	nm
Total other expense, net	$(1,086)	(1,584)	(31)%
Income tax expense	$557	668	(17)%

Interest Expense

Interest expense decreased by $190 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to the decrease in average long-term debt from $30.4 billion to $24.8 billion, which was partially offset by the increase in the average interest rate of 4.82% to 5.14%.

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including (i) gains and losses on extinguishments of debt, (ii) components of net periodic pension and post-retirement benefit costs, (iii) foreign currency gains and losses, (iv) our share of income from partnerships we do not control, (v) interest income, (vi) gains and losses from non-operating asset dispositions, (vii) income from transition and separation services provided by us to the purchasers of our Latin American business and ILEC business, and (viii) other non-core items.

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Net gain on extinguishment of debt	$214	8
Pension and post-retirement net periodic income (expense)	1	(295)
Foreign currency gain (loss)	12	(28)
(Loss) gain on investment in limited partnership	(83)	138
Loss on investment in equity securities	(109)	—
Transition and separation services	152	—
Other	59	115
Total other income (expense), net	$246	(62)

The change of $296 million in pension and post-retirement net periodic income (expense) for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily driven by settlement charges in 2021 associated with the acceleration of the recognition of a portion of previously unrecognized actuarial losses in the Lumen Combined Pension Plan. Other income (expense), net for the year ended December 31, 2021 also included a distribution from a previously dissolved captive insurance company and other non-core items. See Note 14—Fair Value of Financial Instruments to our consolidated financial statements in Item 8 of Part II of this report for more information regarding the losses for the year ended December 31, 2022 and the gain for the year ended December 31, 2021 recognized on the investment in a limited partnership and investment in equity securities. The net gain on extinguishment of debt for the year ended December 31, 2022 was a result of multiple transactions in which our debt was reacquired below its carrying value. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report for more information regarding our net gains on extinguishment of debt.

Income Tax Expense

For the years ended December 31, 2022 and 2021, our effective income tax rate was (56.2)% and 24.7%, respectively. The effective tax rate for the year ended December 31, 2022 includes a $682 million unfavorable impact of a non-deductible goodwill impairment and a $128 million unfavorable impact as a result of the sale of our Latin American business. See Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report and "Critical Accounting Policies and Estimates—Income Taxes" below for additional information.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below. The results presented in this section include results of our Latin American and ILEC businesses prior to their sale on August 1, 2022 and October 3, 2022, respectively:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating revenue
Business	$13,039	14,119	14,808
Mass Markets	4,439	5,568	5,904
Total operating revenue	$17,478	19,687	20,712

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Adjusted EBITDA
Business	$8,678	9,453	9,885
Mass Markets	3,754	4,876	5,122
Total segment EBITDA	12,432	14,329	15,007
Operations and Other EBITDA	(5,729)	(5,905)	(6,518)
Total adjusted EBITDA	$6,703	8,424	8,489

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.

Business Segment

	Years Ended December 31,			Percent Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(Dollars in millions)
Business Segment Product Categories:
Compute and Application Services	$1,665	1,742	1,735	(4)%	—%
IP and Data Services	5,771	6,207	6,422	(7)%	(3)%
Fiber Infrastructure Services	2,152	2,258	2,277	(5)%	(1)%
Voice and Other	3,451	3,912	4,374	(12)%	(11)%
Total Business Segment Revenue	13,039	14,119	14,808	(8)%	(5)%
Expenses:
Total expense	4,361	4,666	4,923	(7)%	(5)%
Total adjusted EBITDA	$8,678	9,453	9,885	(8)%	(4)%

Year ended December 31, 2022 compared to the years ended December 31, 2021 and December 31, 2020

Business segment revenue decreased $1.1 billion for the year ended December 31, 2022 compared to December 31, 2021 and decreased $689 million for the year ended December 31, 2021 compared to December 31, 2020. The 2022 changes in all product categories were impacted negatively by both the sale of the Latin American business on August 1, 2022 and the sale of the ILEC business on October 3, 2022. In addition to the impact of these divestitures, the changes reflected in the table above were primarily due to the following factors:

•Compute and Application Services decreased for the year ended December 31, 2022 compared to December 31, 2021 due to a contract ending in the Public Sector within our Large Enterprise sales channel and lower colocation revenue in our Wholesale sales channel, which were partially offset by higher IT Solutions revenue in our Wholesale sales channel.

•Compute and Application Services increased for the year ended December 31, 2021 compared to December 31, 2020 driven by growth in Managed Security and IT Solutions services to Public Sector customers and an increase in colocation and data center services in our IGAM sales channel. These increases were partially offset by a large customer disconnect for IT Solutions, lower rates for content delivery network services within our IGAM sales channel and a decrease in Cloud Services within our Large Enterprise and IGAM sales channels.

•IP and Data Services decreased during both periods due to declines in traditional VPN networks and continued declines in Ethernet revenue across all our sales channels, partially offset by an increase in IP services across multiple sales channels.

•Fiber Infrastructure Services decreased for the year ended December 31, 2022 compared to December 31, 2021 due to lower equipment and dark fiber revenue in our Large Enterprise sales channel and lower wavelengths revenue in our IGAM sales channel, partially offset by growth in wavelengths revenue in our Wholesale sales channel.

•Fiber Infrastructure Services decreased for the year ended December 31, 2021 compared to December 31, 2020 due to lower equipment revenue in our Large Enterprise sales channel and lower broadband revenue in all sales channels, partially offset by growth in dark fiber and wavelengths revenue primarily from our IGAM and Wholesale sales channels.

•Voice and Other decreased during both periods due to continued decline of legacy voice, private line and other services to customers across all of our sales channels. Additionally, voice services revenue decreased for the year ended December 31, 2021 compared to December 31, 2020, which had in-part benefited from higher COVID-related demand.

The decrease in Business segment revenue for the year ended December 31, 2022 was also driven by $54 million of unfavorable foreign currency adjustments as compared to December 31, 2021. The decrease in Business segment revenue for the year ended December 31, 2021 was slightly offset by $16 million of favorable foreign currency adjustments for the year ended December 31, 2021 as compared to December 31, 2020.

Business segment expense decreased by $305 million for the year ended December 31, 2022 compared to December 31, 2021 primarily due to lower cost of sales and external commissions both due to the decline in revenue, lower employee costs from lower headcount and a decrease in expenses primarily from the divestiture of the Latin American business. Business segment expenses decreased by $257 million for the year ended December 31, 2021 compared to December 31, 2020, primarily due to lower cost of sales due to the decline in revenue and lower employee-related costs from lower headcount.

Business segment adjusted EBITDA as a percentage of revenue was 67% for the years ended December 31, 2022, 2021 and 2020.

Mass Markets Segment

	Years Ended December 31,			Percent Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$604	524	427	15%	23%
Other Broadband	2,163	2,507	2,639	(14)%	(5)%
Voice and Other	1,672	2,537	2,838	(34)%	(11)%
Total Mass Markets Segment Revenue	4,439	5,568	5,904	(20)%	(6)%
Expenses:
Total expense	685	692	782	(1)%	(12)%
Total adjusted EBITDA	$3,754	4,876	5,122	(23)%	(5)%

Year ended December 31, 2022 compared to the years ended December 31, 2021 and December 31, 2020

Mass Markets segment revenue decreased by $1.1 billion for the year ended December 31, 2022 compared to December 31, 2021 and decreased $336 million for the year ended December 31, 2021 compared to December 31, 2020. The 2022 changes in all product categories were impacted negatively by the sale of the ILEC business. In addition to the impact of this divestiture, the changes reflected in the table above were primarily due to the following factors:

•Fiber Broadband revenue increased for the year ended December 31, 2022 compared to December 31, 2021 and increased for the year ended December 31, 2021 compared to year ended December 31, 2020 driven by growth in fiber customers associated with our continued increase in enabled units from our Quantum Fiber buildout.

•Other Broadband revenue decreased during both periods as a result of customer losses in our lower speed copper-based broadband services.

•Voice and Other decreased for the year ended December 31, 2022 compared to December 31, 2021 due to (i) a net reduction in CAF II revenue due to the conclusion of the CAF II program on December 31, 2021 and (ii) the continued loss of legacy voice customers. The decrease for the year ended December 31, 2021 compared to year ended December 31, 2020 were primarily due to continued losses of legacy voice customers and our exit of the Prism video product.

Mass Markets segment expense decreased by $7 million for the year ended December 31, 2022 compared to December 31, 2021 and decreased $90 million for the year ended December 31, 2021 compared to December 31, 2020. Decreases in expenses for the year ended December 31, 2022 compared to December 31, 2021 were primarily due to the divestiture of the ILEC business and lower employee costs, offset by higher bad debt expense. Decreases for the year ended December 31, 2021 compared to December 31, 2020 were primarily due to lower employee-related costs from lower headcount, lower costs of sales driven by the decrease in Prism operating costs and lower overall revenue, and higher bad debt expense for the year ended December 31, 2020 due to the COVID-19 induced economic slowdown. These decreases were partially offset by higher network-related expenses for the year ended December 31, 2021.

Mass Markets segment adjusted EBITDA as a percentage of revenue was 85%, 88% and 87% for the years ended December 31, 2022, 2021 and 2020, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) goodwill, customer relationships and other intangible assets; (ii) pension and post-retirement benefits; (iii) loss contingencies and litigation reserves and (iv) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require us to make significant judgments, assumptions or estimates. We believe that our estimates, judgments and assumptions made when accounting for the items described below were reasonable, based on information available at the time they were made. However, actual results may differ from those estimates, and these differences may be material.

Goodwill, Customer Relationships and Other Intangible Assets

We have a significant amount of goodwill and indefinite-lived intangible assets that are assessed at least annually for impairment. At December 31, 2022, goodwill and intangible assets totaled $18.8 billion (excluding goodwill and other intangible assets classified as assets held for sale), or 41%, of our total assets. The impairment analyses of these assets are considered critical because of their significance to us and our segments and the subjective nature of certain assumptions used to estimate fair value.

We have assigned our goodwill balance to our segments at December 31, 2022 as follows:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2022	$7,906	4,751	12,657

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and tradenames, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method, depending on the customer. Certain customer relationship intangible assets became fully amortized at the end of the first quarter 2021 using the sum-of-years-digits method, which is no longer used for any of our remaining intangible assets. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets using the straight-line method over an estimated life of 9 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

Our long-lived intangible assets, other than goodwill, with indefinite lives are assessed for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be an impairment. These assets are carried at the estimated fair value at the time of acquisition and assets not acquired in acquisitions are recorded at historical cost. However, if their estimated fair value is less than their carrying amount, we recognize an impairment charge for the amount by which the carrying amount of these assets exceeds their estimated fair value.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that we believe represents a reasonable approximation of the fair value of the operations being reorganized. For additional information on our segments, see Note 17—Segment Information to our consolidated financial statements in Item 8 of Part II of this report.

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that indicates it is more likely than not the fair values of any of our reporting units were less than their carrying values. In assessing goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.

Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units. We report two segments: Business and Mass Markets. At October 31, 2022, under these segments, we had four reporting units for goodwill impairment testing, which are (i) Mass Markets (ii) North America Business ("NA Business"), (iii) Europe, Middle East and Africa ("EMEA") region and (iv) Asia Pacific ("APAC") region. Prior to its August 1, 2022 divestiture, the Latin American ("LATAM") region was also a reporting unit. At October 31, 2020, we used eight reporting units for goodwill impairment testing, which were consumer, small and medium business, enterprise, wholesale, North American global accounts ("NA GAM"), EMEA, LATAM and APAC.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units and are allocated to individual reporting units based on their relative revenue or earnings before interest, taxes depreciation and amortization ("EBITDA"). For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than its carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of multiples of publicly-traded companies whose services are comparable to ours. With respect to our analysis using the discounted cash flow method, the timing and amount of projected cash flows under these forecasts require estimates developed from our long-range plan, which is informed by wireline industry trends, the competitive landscape, product lifecycles, operational initiatives, capital allocation plans and other company-specific and external factors that influence our business. These projected cash flows consider recent historical results and are consistent with the Company's short-term financial forecasts and long-term business strategies. The development of these projected cash flows, and the discount rate applied to such cash flows, is subject to inherent uncertainties, and actual results could vary significantly from such estimates. Our determination of the discount rate is based on a weighted average cost of capital approach, which uses a market participant’s cost of equity and after-tax cost of debt and reflects certain risks inherent in the projected cash flows. With respect to our analysis using the market approach, the fair value of a reporting unit is estimated based upon a market multiple applied to the reporting unit’s revenue and EBITDA, adjusted for an appropriate control premium based on recent market transactions. The fair value of reporting units estimated using revenue and EBITDA market multiples are weighted depending on the characteristics of the individual reporting unit to determine the estimated fair value under the market approach. We also reconcile the estimated fair values of the reporting units to our market capitalization to conclude whether the indicated control premium is reasonable in comparison to recent transactions in the marketplace. Declines in our stock price have in the past caused an impairment of our goodwill, and future declines in our stock price could potentially cause additional impairments of our goodwill. Changes in the underlying assumptions that we use in allocating the assets and liabilities to reporting units under either the discounted cash flow or market approach method can result in materially different determinations of fair value. We performed sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples and we believe the estimates, judgments, assumptions and allocation methods used by us are reasonable, but changes in any of them can significantly affect whether we must incur impairment charges, as well as the size of such charges.

For additional information on our goodwill balances by segment and results of our impairment analyses, see Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 8 of Part II of this report.

Pension and Post-retirement Benefits

We sponsor a noncontributory qualified defined benefit pension plan (referred to herein as our qualified pension plan, the "Lumen Combined Pension Plan" or the "Combined Pension Plan") for a substantial portion of our current and former employees in the United States. As of January 1, 2022, we spun off a new pension plan (the "Lumen Pension Plan") from the Combined Pension Plan in anticipation of the sale of the ILEC business on October 3, 2022. We recognized pension costs related to both plans through the sale of the ILEC business, at which time balances related to the Lumen Pension Plan were reflected in the calculation of our gain on the sale of the ILEC business and the pension obligation and assets of the Lumen Pension Plan were transferred to the purchaser. We also maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

In addition to the Lumen Combined Pension Plan, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. Due to the insignificant impact of these non-qualified plans on our consolidated financial statements, we have excluded them from the following pension and post-retirement benefits disclosures for 2022, 2021 and 2020. See Note 11—Employee Benefits for additional information.

In 2022, approximately 62% of the Combined Pension Plan's January 1, 2022 net actuarial loss balance of $2.2 billion was subject to amortization as a component of net periodic expense over the average remaining service period of 14 years for participating employees expected to receive benefits under the plan. The other 38% of the Combined Pension Plan's beginning net actuarial loss balance was treated as indefinitely deferred during 2022. Additionally, upon the sale of the ILEC business on October 3, 2022, we recognized $564 million of net actuarial loss, pre-tax, related to the Lumen Pension Plan, offsetting our gain on the sale of the business. The entire beginning net actuarial loss of $217 million for the post-retirement benefit plans was treated as indefinitely deferred during 2022.

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

The discount rate for each plan is the rate at which we believe we could effectively settle the plan's benefit obligations as of the end of the year. We selected each plan's discount rate based on a cash flow matching analysis using hypothetical yield curves from high-quality U.S. corporate bonds and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process were derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds.

The impacts of a hypothetical change in the discount rate on the benefit obligation for the qualified pension plan and the post-retirement benefit plans obligation are detailed in the table below.

	Percentage point change	Increase/(decrease) at December 31, 2022
		(Dollars in millions)
Combined Pension Plan discount rate	1%	$(377)
	(1)%	458
Post-retirement benefit plans discount rate	1%	(163)
	(1)%	163

Published mortality rates help predict the expected life of plan participants and are based on historical demographic studies by the Society of Actuaries ("SOA"). The SOA publishes new mortality rates (mortality tables and projection scales) on a regular basis which reflect updates to projected life expectancies in North America. Historically, we have adopted the new projection tables immediately after publication. The SOA did not release any revised mortality tables or projection scales in 2022.

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

Changes in any of the above factors could significantly impact operating expenses in our consolidated statements of operations and other comprehensive loss in our consolidated statements of comprehensive income (loss), as well as the value of the liability and accumulated other comprehensive loss of stockholders' equity on our consolidated balance sheets.

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

Income Taxes

Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to (i) tax credit carryforwards, (ii) differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities and (iii) tax NOLs. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect of a change in tax rate on deferred income tax assets and liabilities is recognized in earnings in the period that includes the enactment date.

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

In connection with recording deferred income tax assets and liabilities, we establish valuation allowances when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be realized. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowances are appropriate in light of changes in facts or circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law. In making this evaluation, we rely on our recent history of pre-tax earnings. We also rely on our forecasts of future earnings and the nature and timing of future deductions and benefits represented by the deferred tax assets, all of which involve the exercise of significant judgment. At December 31, 2022, we established a valuation allowance of $550 million primarily related to state NOLs, based on our determination that it was more likely than not that this amount of these NOLs would expire unused. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that existing valuation allowances must be revised or eliminated or new valuation allowances created, any of which could materially impact our financial condition or results of operations. See Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of this report.

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

At December 31, 2022, we held cash and cash equivalents of $1.3 billion, a small portion of which is classified as held for sale, and we also had $2.2 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $97 million of cash and cash equivalents outside the United States at December 31, 2022. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. Other than transactions related to our EMEA divestiture, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

In response to COVID-19, the U.S. Congress passed the CARES Act on March 27, 2020. Under the CARES Act, we deferred $134 million of our 2020 payroll taxes, $61 million of which were repaid in 2022 and $67 million of which were repaid in 2021. We transferred $6 million of this deferred payment obligation to the purchasers of our ILEC business on October 3, 2022.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the sale of our Latin American and ILEC businesses and pending sale of the EMEA business is further described below.

Based on our current capital allocation objectives, during 2023 we project expending approximately $2.9 billion to $3.1 billion of capital expenditures.

For the 12 month period ending December 31, 2023, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments and (ii) $32 million of finance lease and other fixed payments (which includes $3 million of finance lease obligations that have been classified as held for sale).

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

Impact of the Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business

As discussed in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 8 of Part II of this report, we sold our Latin American and ILEC Businesses on August 1, 2022 and October 3, 2022, respectively. Additionally, we have agreed to divest our EMEA business subject to the receipt of various approvals and the satisfaction of other customary conditions. As further described elsewhere herein, these transactions have provided or are expected to provide us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities. As a result of these divestitures, we have utilized all of our NOLs available for use in 2022. The estimated amount of cash taxes related to our 2022 divestitures is $900 million to $1 billion. See " —Net Operating Loss Carryforwards" below.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes, regulatory considerations (such as governmentally-mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. A portion of our 2023 capital expenditures will also be focused on restoring network assets destroyed or damaged by Hurricane Ian in Florida during 2022. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash" above, (ii) "Cash Flow Activities—Investing Activities" below and (iii) Item 1 of Part 1 of this report.

Debt Instruments and Financing Arrangements

Debt Instruments

At December 31, 2022, we had $10.4 billion of outstanding consolidated secured indebtedness, $10.1 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net and (iii) unamortized debt issuance costs) and $2.2 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

Under our amended and restated credit agreement dated as of January 31, 2020 (the “Amended Credit Agreement”), we maintained at December 31, 2022 (i) a $2.2 billion senior secured revolving credit facility, under which we owed nothing as of such date, and (ii) $5.2 billion of senior secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," and (ii) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report.

At December 31, 2022, we had $33 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities, we had outstanding letters of credit, or other similar obligations, of approximately $61 million as of December 31, 2022, of which $3 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within other assets.

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

Future Financings and Debt Reduction Transactions

Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent permitted under our debt covenants and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	B2	B	BB
Secured	Ba3	BB	BB+

Level 3 Financing, Inc.:
Unsecured	Ba3	B+	BB
Secured	Ba1	BB	BBB-

Qwest Corporation:
Unsecured	Ba2	BB	BB
Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrade of certain of our credit ratings we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of this report.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, and our cash requirements. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of this report for additional information.

Net Operating Loss Carryforwards

As of December 31, 2022, Lumen Technologies had approximately $1.0 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. We have utilized a substantial portion of our available NOLs to offset taxable gains generated by the completion of our 2022 divestitures. As a result, we anticipate that our cash income tax liabilities will increase substantially in future periods. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash federal income tax liability related to the 2023 tax year will range from $200 million to $300 million.

Although we expect to use substantially all of our remaining NOLs in future periods in accordance with Section 382's annual limitations, we cannot assure this. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of this report.

Dividends

Between the first quarter of 2019 and the third quarter of 2022, our Board of Directors declared quarterly cash dividends of $0.25 per share of our outstanding common stock. On November 2, 2022, we announced that our Board had terminated our quarterly cash dividend program. Under this revised capital allocation policy, the company plans to continue to invest in growth initiatives.

Stock Repurchases

Effective November 2, 2022, our Board of Directors authorized a new two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock (the "November 2022 stock repurchase program"). During the year ended December 31, 2022, we repurchased 33 million shares of our outstanding common stock in the open market for an aggregate market price of $200 million, or an average purchase price of $6.07 per share. All repurchased common stock has been retired. We expect repurchases made in 2023 and beyond to be subject to a non-deductible 1% excise tax on the fair market value of the stock under the Inflation Reduction Act of 2022.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2022, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $615 million and $2.0 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in Item 7 of Part II of this report and Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report.

On October 19, 2021, we, as sponsor of the Lumen Combined Pension Plan ("Combined Pension Plan"), along with the Plan’s independent fiduciary, entered into an agreement committing the Plan to use a portion of its plan assets to purchase an annuity from an insurance company (the "Insurer") to transfer $1.4 billion of the Plan’s pension liabilities. This agreement irrevocably transferred to the Insurer future Plan benefit obligations for approximately 22,600 U.S. Lumen participants ("Transferred Participants") effective on December 31, 2021. This annuity transaction was funded entirely by existing Plan assets and is intended to provide equivalent benefits to the Transferred Participants. The Insurer is committed to assume responsibility for administrative and customer service support, including distribution of payments to the Transferred Participants.

As of January 1, 2022, we spun off the Lumen Pension Plan from the Combined Pension Plan in anticipation of the sale of the ILEC business, as described further in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 1 of Part I of this report. At the time of the spin-off we transferred $2.5 billion of pension benefit obligation and $2.2 billion of plan assets to the Lumen Pension Plan. Following a revaluation of the pension obligation and pension assets for the Lumen Pension Plan in preparation for the closing of the ILEC business divestiture, we contributed approximately $319 million of cash in September 2022 to satisfy our contractual obligations to the purchaser of the divested business. This plan was subsequently assumed by the purchaser as part of our divestiture of our ILEC business on October 3, 2022. Upon sale of the ILEC business, we recognized $403 million of net actuarial loss and prior service cost, net of tax impact, related to the Lumen Pension Plan, which offset our gain on sale of the business.

Benefits paid by our Combined Pension Plan are paid through the trust that holds the Combined Pension Plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our Combined Pension Plan during 2023. The amount of required contributions to our Combined Pension Plan in 2024 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions to our plans in addition to required contributions and reserve the right to do so in the future. We last made a voluntary contribution to the trust for our Combined Pension Plan during 2018. We currently do not expect to make a voluntary contribution in 2023.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. As described further in Note 11—Employee Benefits, aggregate benefits paid by us under these plans (net of participant contributions and direct subsidy receipts) were $210 million, $203 million and $211 million for the years ended December 31, 2022, 2021 and 2020, respectively. For additional information on our expected future benefits payments for our post-retirement benefit plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of this report.

For 2022, our expected annual long-term rate of return on the pension plan assets, net of administrative expenses, was 5.5%. For 2023, our expected annual long-term rate of return on these assets is 6.5%. However, actual returns could be substantially different.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. As of December 31, 2021, lump sum pension settlement payments exceeded the settlement threshold. As a result, for the year ended December 31, 2021 we recognized a non-cash settlement charge of $383 million to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which was allocated and reflected in other income (expense), net in our consolidated statement of operations for the year ended December 31, 2021. The settlement threshold was not exceeded for the year ended December 31, 2022. The amount of any future non-cash settlement charges will be dependent on several factors, including the total amount of our future lump sum benefit payments.

Future Contractual Obligations

Our estimated future obligations as of December 31, 2022 include both current and long term obligations. These amounts include liabilities that have been classified as liabilities held for sale on our consolidated balance sheet. We have a current obligation of $157 million and a long-term obligation of $20.6 billion of long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs, inclusive of obligations that have been classified as held for sale). Under our operating leases, we have a current obligation of $449 million and a long-term obligation of $1.5 billion (inclusive of operating lease obligations classified as held for sale). We have current obligations related to right-of-way agreements and purchase commitments of $829 million and a long-term obligation of $1.7 billion. Additionally, we have a current obligation for asset retirement obligation of $30 million and a long-term obligation of $156 million. Finally, our pension and post-retirement benefit plans have an unfunded benefit obligation, of which $215 million is classified as current and $2.4 billion is classified as long-term. For additional information, see Note 7—Long-Term Debt and Credit Facilities, Note 5—Leases, Note 18—Commitments, Contingencies and Other Items, Note 9—Property, Plant and Equipment and Note 11—Employee Benefits, respectively.

Federal Broadband Support Programs

Between 2015 and 2021, we received approximately $500 million annually through the CAF II program, a program that ended on December 31, 2021. In connection with the CAF II funding, we were required to meet certain specified infrastructure buildout requirements in 33 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $59 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program. The ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids to receive approximately $26 million of annual RDOF Phase I support payments approximately 36% of which is attributable to the ILEC business we divested on October 3, 2022. Our support payments under the RDOF Phase I program commenced during the second quarter of 2022.

For additional information on these programs, see (i) Note 4—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of this report, (ii) "Business—Regulation of Our Business" in Item 1 of Part I of this report and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of this report.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In November 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the ultimate impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the year ended December 31, 2022 and 2021. For information regarding cash flow activities for the year ended December 31, 2020, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report Form 10-K for the year ended December 31, 2021.

	Years Ended December 31,		(Decrease) / Increase
	2022	2021
	(Dollars in millions)
Net cash provided by operating activities	$4,735	6,501	(1,766)
Net cash provided by (used in) investing activities	5,476	(2,712)	8,188
Net cash used in financing activities	(9,313)	(3,807)	5,506

Operating Activities

Net cash provided by operating activities decreased by $1.8 billion for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to lower net income adjusted for non-cash expenses and gains, as well as our pension contribution made in preparation for the closing of the ILEC business divestiture. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, income taxes and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash provided by (used in) investing activities increased by $8.2 billion for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to pre-tax cash proceeds from the sales of our Latin American and ILEC businesses, which was partially offset by an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $5.5 billion for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to substantially higher debt repayments and proceeds from the issuance of long-term debt in the prior year, partially offset by higher repurchases of common stock and payments of dividends in the prior year.

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

Market Risk

As of December 31, 2022, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of December 31, 2022, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of December 31, 2022, we had approximately $7.8 billion floating rate debt, none of which is currently hedged. A hypothetical increase of 100 basis points in LIBOR relating to our $7.8 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $78 million. Additionally, our credit agreements contain language about a possible change from LIBOR to an alternative index.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Our European subsidiaries use, and prior to the August 1, 2022 divestiture of our Latin American business, certain of our former Latin American subsidiaries used the local currency as their functional currency, as the majority of their sales and purchases are or were transacted in their local currencies. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could positively or negatively impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2022.

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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumen Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $17.5 billion of operating revenues for the year ended December 31, 2022. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.
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
Goodwill impairment of North America Business reporting unit
As discussed in Note 3 to the consolidated financial statements, the goodwill balance at December 31, 2022 was $12.7 billion. The Company assesses goodwill for impairment at least annually, or more frequently, if events or circumstances indicate the carrying value of a reporting unit likely exceeds its fair value. On the annual goodwill impairment assessment date, the Company estimated the fair value of its reporting units by considering both a discounted cash flow method and a market approach. The annual impairment test determined the carrying value of the North America Business reporting unit exceeded its estimated fair value. As a result, the Company recorded a non-cash impairment charge of $3.2 billion to reduce the carrying value of goodwill for the North America Business reporting unit.
We identified the assessment of the Company’s annual impairment testing related to the carrying value of goodwill of the North America Business reporting unit as a critical audit matter. Subjective auditor judgment was required in evaluating certain assumptions used to estimate the fair value of the reporting unit. Those assumptions included: projected cash flows, the discount rate, and the earnings before interest, taxes, depreciation, and amortization ("EBITDA") market multiple. The evaluation of these assumptions was challenging due to their subjective nature. Additionally, differences in judgment used to determine these assumptions could have had a significant effect on the reporting unit’s estimated fair value. Specialized skills and knowledge were required in the assessment of the discount rate and the EBITDA market multiple.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the annual impairment testing of goodwill. This included controls related to the Company’s development of projected cash flows, and the determination of the discount rate and the EBITDA market multiple. We performed a sensitivity analysis over the projected cash flow assumptions to assess the impact on the Company’s estimate of the fair value of the North America Business reporting unit. We assessed the Company’s ability to accurately project cash flows by comparing the Company’s historical projected cash flows to actual results. We also evaluated the Company’s North America Business reporting unit’s projected cash flows by comparing them to the Company’s underlying business strategies, historic trends, and publicly available industry and analyst reports. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the discount rate by independently developing a discount rate range using publicly available market data for comparable entities
•evaluating the EBITDA market multiple by comparing to EBITDA market multiple range developed using publicly available market data for comparable entities
•performing sensitivity analyses that considered a range of discount rates and a range of EBITDA market multiples.

/s/ KPMG LLP
We have served as the Company’s auditor since 1977.
Denver, Colorado
February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors Lumen Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lumen Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Denver, Colorado
February 23, 2023

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$17,478	19,687	20,712
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	7,868	8,488	8,934
Selling, general and administrative	3,078	2,895	3,464
Gain on sale of businesses	(773)	—	—
Loss on disposal groups held for sale	700	—	—
Depreciation and amortization	3,239	4,019	4,710
Goodwill impairment	3,271	—	2,642
Total operating expenses	17,383	15,402	19,750
OPERATING INCOME	95	4,285	962
OTHER EXPENSE
Interest expense	(1,332)	(1,522)	(1,668)
Other income (expense), net	246	(62)	(76)
Total other expense, net	(1,086)	(1,584)	(1,744)
(LOSS) INCOME BEFORE INCOME TAXES	(991)	2,701	(782)
Income tax expense	557	668	450
NET (LOSS) INCOME	$(1,548)	2,033	(1,232)
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
BASIC	$(1.54)	1.92	(1.14)
DILUTED	$(1.54)	1.91	(1.14)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,007,517	1,059,541	1,079,130
DILUTED	1,007,517	1,066,778	1,079,130
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
NET (LOSS) INCOME	$(1,548)	2,033	(1,232)
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(205), $(134) and $26 tax	631	424	(92)
Reclassification of net actuarial loss to gain on the sale of business, net of $(142), $— and $— tax	422	—	—
Settlement charges recognized in net income (loss), net of $—, $(93) and $— tax	—	290	—
Change in net prior service cost, net of $(9), $(5) and $(12) tax	30	14	33
Reclassification of prior service credit to gain on the sale of business, net of $6, $— and $— tax	(19)	—	—
Curtailment loss, net of $—, $— and $(1) tax	—	—	3
Reclassification of realized loss on interest rate swaps to net (loss) income, net of $(5), $(20) and $(16) tax	17	63	46
Unrealized holding loss on interest rate swaps, net of $—, $— and $29 tax	—	(1)	(86)
Reclassification of realized loss on foreign currency translation to gain on the sale of business, net of $—, $— and $— tax	112	—	—
Foreign currency translation adjustment, net of $58, $30 and $(43) tax	(134)	(135)	(37)
Other comprehensive income (loss)	1,059	655	(133)
COMPREHENSIVE (LOSS) INCOME	$(489)	2,688	(1,365)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,251	354
Accounts receivable, less allowance of $85 and $114	1,477	1,544
Assets held for sale	1,889	8,809
Other	803	829
Total current assets	5,420	11,536
Property, plant and equipment, net of accumulated depreciation of $19,886 and $19,271	19,166	20,895
GOODWILL AND OTHER ASSETS
Goodwill	12,657	15,986
Other intangible assets, net	6,166	6,970
Other, net	2,172	2,606
Total goodwill and other assets	20,995	25,562
TOTAL ASSETS	$45,581	57,993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$154	1,554
Accounts payable	950	758
Accrued expenses and other liabilities
Salaries and benefits	692	860
Income and other taxes	1,158	228
Current operating lease liabilities	344	385
Interest	181	278
Other	277	232
Liabilities held for sale	451	2,257
Current portion of deferred revenue	596	617
Total current liabilities	4,803	7,169
LONG-TERM DEBT	20,418	27,428
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,163	4,049
Benefit plan obligations, net	2,391	3,710
Other	4,369	3,797
Total deferred credits and other liabilities	9,923	11,556
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS' EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,001,688 and 1,023,512 shares	1,002	1,024
Additional paid-in capital	18,080	18,972
Accumulated other comprehensive loss	(1,099)	(2,158)
Accumulated deficit	(7,546)	(5,998)
Total stockholders' equity	10,437	11,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,581	57,993
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(1,548)	2,033	(1,232)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,239	4,019	4,710
Gain on sale of businesses	(773)	—	—
Loss on disposal groups held for sale	700	—	—
Goodwill impairment	3,271	—	2,642
Deferred income taxes	(1,230)	598	366
Provision for uncollectible accounts	133	105	189
Net (gain) loss on early retirement and modification of debt	(214)	(8)	105
Unrealized loss (gain) on investments	191	(138)	—
Stock-based compensation	98	120	175
Changes in current assets and liabilities:
Accounts receivable	(158)	(8)	115
Accounts payable	98	(261)	(543)
Accrued income and other taxes	972	(69)	27
Other current assets and liabilities, net	(372)	(353)	(262)
Retirement benefits	46	163	(111)
Changes in other noncurrent assets and liabilities, net	258	283	246
Other, net	24	17	97
Net cash provided by operating activities	4,735	6,501	6,524
INVESTING ACTIVITIES
Capital expenditures	(3,016)	(2,900)	(3,729)
Proceeds from sale of businesses	8,369	—	—
Proceeds from sale of property, plant and equipment and other assets	120	135	153
Other, net	3	53	12
Net cash provided by (used in) investing activities	5,476	(2,712)	(3,564)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	—	1,881	4,361
Payments of long-term debt	(8,093)	(3,598)	(7,315)
Net (payments of) proceeds from revolving line of credit	(200)	50	(100)
Dividends paid	(780)	(1,087)	(1,109)
Repurchases of common stock	(200)	(1,000)	—
Other, net	(40)	(53)	(87)
Net cash used in financing activities	(9,313)	(3,807)	(4,250)

Net increase (decrease) in cash, cash equivalents and restricted cash	898	(18)	(1,290)
Cash, cash equivalents and restricted cash at beginning of period	409	427	1,717
Cash, cash equivalents and restricted cash at end of period	$1,307	409	427

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(76)	(112)	28
Interest paid (net of capitalized interest of $66, $53 and $75)	$(1,365)	(1,487)	(1,627)
Supplemental non-cash information regarding investing activities:
Sale of property, plant and equipment in exchange for note receivable	—	56	—
Supplemental non-cash information regarding financing activities:
Purchase of software subscription in exchange for installment debt	—	77	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,251	354	406
Cash and cash equivalents and restricted cash included in Assets held for sale	44	40	—
Restricted cash included in Other current assets	—	2	3
Restricted cash included in Other, net noncurrent assets	12	13	18
Total	$1,307	409	427
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,024	1,097	1,090
Issuance of common stock through dividend reinvestment, incentive and benefit plans	11	8	7
Repurchases of common stock	(33)	(81)	—
Balance at end of period	1,002	1,024	1,097
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,972	20,909	21,874
Repurchases of common stock	(167)	(919)	—
Shares withheld to satisfy tax withholdings	(30)	(45)	(40)
Stock-based compensation and other, net	96	122	187
Dividends declared	(791)	(1,095)	(1,112)
Balance at end of period	18,080	18,972	20,909
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(2,158)	(2,813)	(2,680)
Other comprehensive income (loss)	1,059	655	(133)
Balance at end of period	(1,099)	(2,158)	(2,813)
ACCUMULATED DEFICIT
Balance at beginning of period	(5,998)	(8,031)	(6,814)
Net (loss) income	(1,548)	2,033	(1,232)
Cumulative effect of adoption of ASU 2016-13, Measurement of Credit Losses, net of $(2) tax	—	—	9
Other	—	—	6
Balance at end of period	(7,546)	(5,998)	(8,031)
TOTAL STOCKHOLDERS' EQUITY	$10,437	11,840	11,162
DIVIDENDS DECLARED PER COMMON SHARE	$0.75	1.00	1.00
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

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Mass Markets revenue by product category in our segment reporting for 2022, 2021 and 2020. See Note 17—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities that have been classified as held for sale as of December 31, 2022. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business for additional information.

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

We recognize revenue for services when we provide the applicable service or when control of a product is transferred. Recognition of certain payments received in advance of services being provided is deferred. These advance payments may include certain activation and certain installation charges. If the activation and installation charges are not separate performance obligations, we recognize them as revenue over the actual or expected contract term using historical experience, which typically ranges from one to five years depending on the service. In most cases, termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

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

We periodically sell transmission capacity on our network. These transactions are generally structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. In most cases, we account for the cash consideration received on transfers of transmission capacity as ASC 606 revenue which is adjusted for the time value of money and is recognized ratably over the term of the agreement. Cash consideration received on transfers of dark fiber is accounted for as non-ASC 606 lease revenue, which we also recognize ratably over the term of the agreement. We do not recognize revenue on any contemporaneous exchanges of our transmission capacity assets for other non-owned transmission capacity assets.

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

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

Customer payments are made based on billing schedules included in our customer contracts, which is typically on a monthly basis.

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 32 months for mass markets customers and 30 months for business customers. These deferred costs are periodically monitored to reflect any significant change in assumptions.

See Note 4—Revenue Recognition for additional information.

Advertising Costs

Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. Our advertising expense was $62 million, $56 million and $56 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Book overdrafts occur when we have issued checks but they have not yet been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheets. This activity is included in the operating activities section in our consolidated statements of cash flows. There were no book overdrafts included in accounts payable at December 31, 2022 or 2021.

Restricted Cash

Restricted cash consists primarily of cash and investments that collateralize our outstanding letters of credit and certain performance and operating obligations. Restricted cash and securities are recorded as current or non-current assets in the consolidated balance sheets depending on the duration of the restriction and the purpose for which the restriction exists. Restricted securities are stated at cost which approximated their fair value as of December 31, 2022 and 2021.

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

Property, Plant and Equipment

We record property, plant and equipment acquired in connection with our acquisitions based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. We record purchased and constructed property, plant and equipment at cost, plus the estimated value of any associated legally or contractually required retirement obligations. We depreciate the majority of our property, plant and equipment using the straight-line group method over the estimated useful lives of groups of assets, but depreciate certain of our assets using the straight-line method over the estimated useful lives of the specific asset. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are pooled for purposes of depreciation and tracking. The equal life group procedure is used to establish each pool's average remaining useful life. Generally, under the straight-line group method, when an asset is sold or retired in the course of normal business activities, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

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

Goodwill, Customer Relationships and Other Intangible Assets

Intangible assets arising from business combinations, such as goodwill, customer relationships, capitalized software, trademarks and trade names, are initially recorded at estimated fair value. We amortize customer relationships primarily over an estimated life of 7 to 14 years, using the straight-line method, depending on the type of customer. Certain customer relationship intangible assets became fully amortized at the end of the first quarter 2021 using the sum-of-years-digits method, which is no longer used for any of our remaining intangible assets. We amortize capitalized software using the straight-line method primarily over estimated lives ranging up to 7 years. We amortize our other intangible assets using the straight-line method over an estimated life of 9 to 20 years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

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

We are required to assess our goodwill for impairment annually, or more frequently if an event occurs or circumstances change that indicates it is more likely than not the fair values of any of our reporting units were less than their carrying values. We are required to write-down the value of goodwill of our reporting units in periods in which the recorded carrying value of any such unit exceeds its fair value of equity. Our reporting units are not discrete legal entities with discrete full financial statements. Therefore, the equity carrying value and future cash flows are assessed each time a goodwill impairment assessment is performed on a reporting unit. To do so, we assign our assets, liabilities and cash flows to reporting units using allocation methodologies which we believe are reasonable and consistent. This process entails various estimates, judgments and assumptions.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure changes the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that we believe represents a reasonable approximation of the fair value of the operations being reorganized.

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
Derivatives are recognized in the consolidated balance sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we formally document the hedge relationship and the risk management objective for undertaking the hedge, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge.
As of December 31, 2022, we held no swap agreements since all of our variable-to-fixed interest rate swap agreements in place at the beginning of the year expired during the first half of 2022. While we held these agreements, we evaluated the effectiveness as described in Note 15—Derivative Financial Instruments (designated as cash-flow hedges) qualitatively on a quarterly basis. The change in the fair value of the interest rate swaps was reflected in accumulated other comprehensive loss and subsequently reclassified into earnings in the period the hedged transaction affects earnings, by virtue of qualifying as effective cash flow hedges. For more information see Note 15—Derivative Financial Instruments.

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

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries, primarily in Latin America prior to the August 1, 2022 sale of our Latin American business. For operations outside the United States that have functional currencies other than the U.S. dollar, assets and liabilities are translated to U.S. dollars at period-end exchange rates, and revenue, expenses and cash flows are translated using average monthly exchange rates. A significant portion of our non-United States subsidiaries use either the British pound or the Euro, or used, prior to the August 1, 2022 sale of our Latin American business, the Brazilian Real, as their functional currency, each of which experienced significant fluctuations against the U.S. dollar during the years ended December 31, 2022, 2021 and 2020. We recognize foreign currency translation gains and losses as a component of accumulated other comprehensive loss in stockholders' equity and in our consolidated statements of comprehensive (loss) income in accordance with accounting guidance for foreign currency translation. Prior to the announcement of our divestitures as discussed in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business, we considered the majority of our investments in our foreign subsidiaries to be long-term in nature. Our foreign currency transaction gains (losses), including where transactions with our non-United States subsidiaries are not considered to be long-term in nature, are included within other income (expense), net on our consolidated statements of operations. See the description of our Assets Held for Sale policy above for more information on assets in foreign subsidiaries to be divested.

Common Stock

As of December 31, 2022, we had 19 million shares authorized for future issuance under our equity incentive plans.

Preferred Stock

Holders of outstanding Lumen Technologies preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon Lumen's liquidation and vote as a single class with the holders of common stock.

Section 382 Rights Plan

We maintain a Section 382 Rights Plan to protect our U.S. federal net operating loss carryforwards from certain Internal Revenue Code Section 382 limitations. Under the plan, one preferred stock purchase right was distributed for each share of our outstanding common stock as of the close of business on February 25, 2019, and those rights currently trade in tandem with the common stock until they expire or detach under the plan. This plan was designed to deter trading that would result in a change of control (as defined in Code Section 382), and therefore protect our ability to use our historical federal NOLs in the future. The plan is scheduled to lapse in late 2023.

Dividends

The declaration and payment of dividends is at the discretion of our Board of Directors. On November 2, 2022, we announced that our Board had terminated our quarterly cash dividend program. Under this revised capital allocation policy, the company plans to continue to invest in growth initiatives.

Recently Adopted Accounting Pronouncements

During 2022, we adopted Accounting Standards Update ("ASU") 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”) and ASU 2021-05, “Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments” (“ASU 2021-05”). During 2021, we adopted ASU 2020-09, "Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762" ("ASU 2020-09"), ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) - Clarifying the Interactions between Topic 321, Topic 323, and Topic 815)" ("ASU 2020-01"), and ASU 2019-12, "Simplifying the Accounting for Income Taxes (Topic 740)" ("ASU 2019-12"). During 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13").

Each of these is described further below.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10. This ASU requires business entities to disclose information about certain types of government assistance they receive. Please refer to Note 4—Revenue Recognition for more information.

Leases

On January 1, 2022, we adopted ASU 2021-05. This ASU (i) amends the lease classification requirements for lessors to align them with practice under ASC Topic 840, (ii) provides criteria for lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease; and (iii) provides guidance with respect to net investments by lessors under operating leases and other related topics. The adoption of ASU 2021-05 did not have a material impact to our consolidated financial statements.

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

Investments

On January 1, 2021, we adopted ASU 2020-01. This ASU, among other things, clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under Topic 323, Investments - Equity Method and Joint Ventures, for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. As of December 31, 2022, we determined there was no application or discontinuation of the equity method during the reporting periods covered in this report. The adoption of ASU 2020-01 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-06, “Reference Rate Reform (Topic 848) – Deferral of the Sunset Date of Topic 848" ("ASU 2022-06"). These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848, which defers the sunset date from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. ASU 2022-06 is effective upon issuance. Based on our review of our key material contracts through December 31, 2022, ASU 2022-06 does not have a material impact to our consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. ASU 2022-04 will become effective for us in the first quarter of fiscal 2023. As of December 31, 2022, we are reviewing our supplier finance agreements to determine the impact to disclosures in our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). These amendments eliminate the TDR recognition and measurement guidance, enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-02 to have an impact to our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” ("ASU 2022-01"). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. ASU 2022-01 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2022-01 to have an impact to our consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. ASU 2021-08 will become effective for us in the first quarter of fiscal 2023 and early adoption is permitted. As of December 31, 2022, we do not expect ASU 2021-08 to have an impact to our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" ("ASU 2021-01"), which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These amendments may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2021-01 provides optional expedients for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2022, ASU 2021-01 will not have a material impact to our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" ("ASU 2020-04" or "Reference Rate Reform"), designed to ease the burden of accounting for contract modifications related to the global market-wide reference rate transition period. Subject to certain criteria, ASU 2020-04 provides qualifying entities the option to apply expedients and exceptions to contract modifications and hedging accounting relationships made until December 31, 2022. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. ASU 2020-04 provides optional guidance for a limited time to ease the potential burden in accounting for reference rate reform. Based on our review of our key material contracts through December 31, 2022, we do not expect ASU 2020-04 to have a material impact on the consolidated financial statements.

(2) Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business

Latin American Business

On August 1, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., sold Lumen’s Latin American business pursuant to a definitive agreement dated July 25, 2021, for pre-tax cash proceeds of approximately $2.7 billion.

For the year ended December 31, 2022, we recorded a $597 million net pre-tax gain on disposal associated with the sale of our Latin American business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, we entered into a transition services agreement under which we provide the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they provide each other various network and other commercial services. In addition, we agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen has estimated the fair value of these indemnifications to be $86 million, which is included in other long-term liabilities in our consolidated balance sheet and has reduced our gain on the sale accordingly.

The Latin American business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on August 1, 2022. As a result of closing the transaction, we derecognized net assets of $1.9 billion, primarily made up of (i) property, plant and equipment, net of accumulated depreciation, of $1.7 billion, (ii) goodwill of $245 million, (iii) other intangible assets, net of accumulated amortization, of $140 million, and (iv) deferred income tax liabilities, net, of $154 million. In addition, we reclassified $112 million of realized loss on foreign currency translation, net of tax, to partially offset the gain on sale of our Latin American business.

ILEC Business

On October 3, 2022, we and certain of our affiliates sold the portion of our incumbent local exchange ("ILEC") business primarily conducted within 20 Midwestern and Southeastern states to affiliates of funds advised by Apollo Global Management, Inc. In exchange, we received $7.5 billion of consideration, which was reduced by approximately $0.4 billion of closing adjustments and partially paid through purchaser's assumption of approximately $1.5 billion of our long-term consolidated indebtedness, resulting in pre-tax cash proceeds of approximately $5.6 billion, subject to certain post-closing adjustments and indemnities.

For the year ended December 31, 2022, we recorded a $176 million net pre-tax gain on disposal associated with the sale of our ILEC business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, we have entered into a transition services agreement under which we provide the purchaser various support services. In addition, Lumen and the purchaser entered into commercial agreements whereby they provide each other various network and other commercial services. Under these agreements, we have committed to ordering services of approximately $373 million from the purchaser over a period of three years and the purchaser has committed to ordering services of approximately $67 million from us over a period of three years. We also agreed to indemnify the purchaser for certain matters for which future cash payments by Lumen are expected. Lumen has estimated the fair value of these indemnifications to be $89 million, which is included in other current liabilities in our consolidated balance sheet and has increased our income tax expense accordingly.

The ILEC business was included in our continuing operations and classified as assets and liabilities held for sale on our consolidated balance sheets through the closing of the transaction on October 3, 2022. As a result of closing the transaction, we derecognized net assets of $4.8 billion, primarily made up of (i) property, plant and equipment, net of accumulated depreciation, of $3.6 billion, (ii) goodwill of $2.6 billion and (iii) long-term debt, net of discounts, of $1.4 billion. In addition, we reclassified $403 million of net actuarial loss and prior service credit related to the Lumen Pension Plan, net of tax, conveyed to the purchaser to partially offset the gain on the sale of our ILEC business.

EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type including various indemnities. Level 3 Parent, LLC expects to close the transaction as early as late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or if any of our other assumptions prove to be incorrect.

We do not believe these divestiture transactions represent a strategic shift for Lumen. Therefore, neither of the divested businesses discussed above, nor the planned divestiture of the EMEA business meet the criteria to be classified as discontinued operations. As a result, we continued to report our operating results for the Latin American and ILEC businesses in our consolidated operating results through their respective disposal dates of August 1, 2022 and October 3, 2022, and we will continue to report our operating results for the EMEA business (the "disposal group") in our consolidated operating results until the transaction is closed.

As of December 31, 2022 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $51 million of depreciation, intangible amortization, and amortization of right-of-use assets for the year ended December 31, 2022 if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a pre-classification and post-classification goodwill impairment test as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $43 million. As a result of our evaluation of the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, we recorded an estimated loss on disposal of $660 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. We will perform this evaluation each reporting period until disposal and, based on subsequent remeasurements, we will adjust the valuation allowance in assets held for sale (including any gain, limited to the original value).

The principal components of the held for sale assets and liabilities of the EMEA business are as follows:

December 31, 2022
EMEA Business
(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$43
Accounts receivable, less allowance of $5	76
Other current assets	59
Property, plant and equipment, net accumulated depreciation of $1,033	1,873
Goodwill(1)	—
Customer relationships and other intangibles, net	100
Operating lease assets	156
Valuation allowance on assets held for sale(2)	(660)
Deferred tax assets	138
Other non-current assets	38
Total assets held for sale	$1,823

Liabilities held for sale
Accounts payable	$78
Salaries and benefits	23
Current portion of deferred revenue	28
Current operating lease liabilities	33
Other current liabilities	28
Deferred income taxes	38
Asset retirement obligations	30
Deferred revenue, non-current	85
Operating lease liabilities, non-current	103
Total liabilities held for sale	$446
______________________________________________________________________
(1)The assignment of goodwill was based on the relative fair value of the applicable reporting unit prior to being classified as held for sale. Prior to classification as held for sale, the goodwill was fully impaired as described in Note 3—Goodwill, Customer Relationships and Other Intangible Assets.
(2)Includes the impact of $365 million, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3)    Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	As of December 31,
	2022(1)	2021(1)
	(Dollars in millions)
Goodwill	$12,657	15,986
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $3,606 and $11,740(2)	4,574	5,365
Capitalized software, less accumulated amortization of $3,895 and $3,624	1,482	1,459
Trade names, patents and other, less accumulated amortization of $188 and $160	101	137
Total other intangible assets, net	$6,166	6,970
______________________________________________________________________
(1)These values exclude assets classified as held for sale.
(2)Certain customer relationships with a gross carrying value of $8.7 billion became fully amortized during 2021 and were retired during the first quarter of 2022.

As of December 31, 2022, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $26.5 billion.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired.

We are required to assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill is December 31. We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2022 and 2021 and concluded it is more likely than not that our indefinite-lived intangible assets are not impaired; thus, no impairment charge for these assets was recorded in 2022 or 2021. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of any of our reporting units exceeds its fair value. Our annual impairment assessment date for goodwill is October 31, at which date we assess our reporting units.

We report our results within two segments: Business and Mass Markets. See Note 17—Segment Information for more information on these segments and the underlying sales channels. As of December 31, 2022, we had three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business ("NA Business") and (iii) Asia Pacific ("APAC") region. Prior to the planned divestiture of the EMEA business, the EMEA region was also a reporting unit and was tested for impairment in the pre-classification test as of October 31, 2022 discussed below. Prior to its August 1, 2022 divestiture, the Latin American ("LATAM") region was also a reporting unit. At October 31, 2020 we used eight reporting units for goodwill impairment testing, which were consumer, small and medium business, enterprise, wholesale, North American global accounts ("NA GAM"), EMEA, LATAM and APAC.

Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

2022 Goodwill Impairment Analyses

As of October 31, 2022, we estimated the fair value of our four above-mentioned reporting units by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows for our Mass Markets, NA Business, EMEA and APAC reporting units using a rate that represented their weighted average cost of capital as of the assessment date, which comprised an after-tax cost of debt and a cost of equity, as disclosed in the table below. We utilized company comparisons and analyst reports within the telecommunications industry which at the time of assessment supported a range of fair values derived from annualized revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA") multiples between 1.8x and 4.6x and 4.7x and 10.8x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units, resulting in an overall company revenue and EBITDA multiple of 2.5x and 5.5x, respectively. We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2022 and concluded that the indicated control premium of approximately 59% was reasonable based on recent market transactions, including our divestitures, and our depressed stock price. Due to the depressed trading price of our stock at October 31, 2022, and our assessment performed with respect to the reporting units described above, we concluded that the estimated fair value of our NA Business reporting unit was less than our carrying value of equity for that reporting unit, resulting in a non-cash, non-tax-deductible goodwill impairment charge of approximately $3.2 billion. See the goodwill rollforward by segment table below for the impairment charges by segment. As of October 31, 2022, the estimated fair value of equity exceeded the carrying value of equity for our Mass Markets, EMEA and APAC reporting units by 97%, 171% and 101%, respectively. Based on our assessments performed, we concluded that the goodwill assigned to our Mass Markets, EMEA and APAC reporting units was not impaired at October 31, 2022.

	As of October 31, 2022
	Reporting Units
	Mass Markets	NA Business	EMEA	APAC
Weighted average cost of capital	9.4%	9.4%	9.8%	11.3%
After-tax cost of debt	4.7%	4.7%	5.1%	6.3%
Cost of equity	14.0%	14.0%	14.4%	16.2%

The classification of held for sale related to the EMEA business as described in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of October 31, 2022. We performed a pre-announcement goodwill impairment test described above to determine whether there was an impairment prior to the classification of these assets as held for sale and to determine the November 2, 2022, fair values to be utilized for goodwill allocation regarding the disposal group to be classified as assets held for sale. We also performed a post-announcement goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our NA Business, Mass Markets and APAC reporting units that will remain following the divestiture exceeds the carrying value of the equity of such reporting units after classification of assets held for sale. We concluded no impairment existed of our reporting units that remain following the divestiture.

Separate from the annual, pre-announcement and post-announcement goodwill assessments discussed above, we performed an assessment of our EMEA business disposal group for impairment using the purchase price compared to the carrying value of the EMEA business net assets. As a result, the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $43 million. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business for additional information regarding the purchase price, carrying value, and impairment for goodwill of the EMEA business. See the goodwill rollforward by segment table below for the impairment charges by segment.

2021 Goodwill Impairment Analyses

At October 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. As of October 31, 2021, we determined that the estimated fair value of equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 277%, 8%, 57%, 100% and 125%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at October 31, 2022. Therefore, we concluded no impairment existed as of our assessment date.

Our classification of held for sale assets related to the divestitures of the Latin American and ILEC businesses on August 1, 2022 and October 3, 2022, respectively, as described in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of July 31, 2021. We performed a pre-classification goodwill impairment test to determine whether there was an impairment prior to the classification of these assets and to determine the July 31, 2021 fair values to be utilized for goodwill allocation regarding the Latin American and ILEC businesses classified as assets held for sale. We concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at July 31, 2021. We also performed a post-classification goodwill impairment test using our estimated post-divestiture cash flows and carrying value of equity to evaluate whether the fair value of our reporting units that would remain following the divestitures exceeded the carrying value of the equity of such reporting units after classification of assets held for sale. At July 31, 2021, we estimated the fair value of our five above-mentioned reporting units by considering both a market approach and a discounted cash flow method. As of July 31, 2021, we determined that the estimated fair value of equity exceeded the carrying value of equity for our Mass Markets, NA Business, EMEA, LATAM and APAC reporting units by 150%, 24%, 58%,100% and 134%, respectively. Based on our assessments performed, we concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of our reporting units at July 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

The January 2021 internal reorganization of our reporting structure was considered an event or change in circumstance which required an assessment of our goodwill for impairment. We performed a qualitative impairment assessment in the first quarter of 2021 and concluded it was more likely than not that the fair value of each of our reporting units exceeded the carrying value of equity of those reporting units at January 31, 2021. Therefore, we concluded no impairment existed as of our assessment date.

2020 Goodwill Impairment Analyses

At October 31, 2020, we estimated the fair value of our eight above-mentioned reporting units (prior to the January 2021 reorganization) by considering both a market approach and a discounted cash flow method. We discounted the projected cash flows for our consumer, enterprise, wholesale, small and medium business, NA GAM, EMEA, LATAM and APAC reporting units using a rate that represented their weighted average cost of capital as of the assessment date, which comprised an after-tax cost of debt and a cost of equity, as disclosed in the table below. We utilized company comparisons and analyst reports within the telecommunications industry which at the time of assessment supported a range of fair values derived from annualized revenue and EBITDA multiples between 2.0x and 5.5x and 4.8x and 12.5x, respectively. We selected a revenue and EBITDA multiple for each of our reporting units, resulting in an overall company revenue and EBITDA multiple of 2.3x and 5.7x, respectively. We also reconciled the estimated fair values of the reporting units to our market capitalization as of October 31, 2020 and concluded that the indicated control premium of approximately 33% was reasonable based on recent market transactions. Due to the depressed trading price of our stock at October 31, 2020 and our assessment performed with respect to the reporting units described above, we concluded that the estimated fair value of our consumer, wholesale, small and medium business and EMEA reporting units was less than our carrying value of equity for those reporting units. As a result, these reporting units were impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of approximately $2.6 billion. As of October 31, 2020, the estimated fair value of equity exceeded the carrying value of equity for our enterprise, NA GAM, LATAM and APAC reporting units by 2%, 46%, 74% and 23%, respectively. Based on our assessments performed, we concluded that the goodwill assigned to our enterprise, NA GAM, LATAM and APAC reporting units was not impaired at October 31, 2020.

	As of October 31, 2020
	Reporting Units
	Consumer, Enterprise, Wholesale, Small and medium business, and NA GAM	EMEA	LATAM	APAC
Weighted average cost of capital	7.6%	8.0%	14.3%	10.1%
After-tax cost of debt	2.5%	2.9%	6.9%	3.9%
Cost of equity	10.7%	11.2%	18.8%	14.0%

The following table shows the rollforward of goodwill assigned to our reportable segments (including the January 2021 reorganization discussed above) from December 31, 2020 through December 31, 2022.

	International and Global Accounts	Enterprise	Small and Medium Business	Wholesale	Consumer	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2020(1)	$2,555	4,738	2,808	3,114	5,655	—	—	18,870
January 2021 reorganization	(2,555)	(4,738)	(2,808)	(3,114)	(5,655)	12,173	6,697	—
Classified as held for sale	—	—	—	—	—	(913)	(1,946)	(2,859)
Effect of foreign currency exchange rate change and other	—	—	—	—	—	(25)	—	(25)
As of December 31, 2021(1)	$—	—	—	—	—	11,235	4,751	15,986

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2021(1)	$11,235	4,751	15,986
Effect of foreign currency exchange rate change and other	(58)	—	(58)
Impairment	(3,271)	—	(3,271)
As of December 31, 2022(1)	$7,906	4,751	12,657
______________________________________________________________________
(1)Goodwill at December 31, 2022, December 31, 2021 and December 31, 2020 is net of accumulated impairment losses of $11.0 billion, $7.7 billion and $12.9 billion, respectively. The change in accumulated impairment losses at December 31, 2021 is the result of amounts classified as held for sale related to the divestitures of our Latin American and ILEC business on August 1, 2022 and October 3, 2022, respectively. The change in accumulated impairment losses at December 31, 2022 is the result of the impairments discussed above.

For additional information on our segments, see Note 17—Segment Information.

As of December 31, 2022, the weighted average remaining useful lives of our finite-lived intangible assets were approximately 7 years in total, approximately 8 years for customer relationships and 4 years for capitalized software.

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $1.1 billion, $1.3 billion and $1.7 billion, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as being held for sale on our December 31, 2022 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of the business to be divested. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business for more information.

(Dollars in millions)
2023	$941
2024	871
2025	810
2026	765
2027	687

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

We categorize our products and services revenue among the following categories for the Mass Markets segment:

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other, under which we derive revenues from (i) providing local and long-distance services, professional services, and other ancillary services, and (ii) federal broadband and state support payments.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include the Latin American and ILEC businesses revenues prior to their sales on August 1, 2022 and October 3, 2022, respectively:

	Year Ended December 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$667	(227)	440
IP and Data Services	1,510	—	1,510
Fiber Infrastructure	830	(136)	694
Voice and Other	638	—	638
Total IGAM Revenue	3,645	(363)	3,282

Large Enterprise
Compute and Application Services	621	(60)	561
IP and Data Services	1,517	—	1,517
Fiber Infrastructure	478	(46)	432
Voice and Other	793	—	793
Total Large Enterprise Revenue	3,409	(106)	3,303

Mid-Market Enterprise
Compute and Application Services	135	(29)	106
IP and Data Services	1,629	(4)	1,625
Fiber Infrastructure	192	(7)	185
Voice and Other	509	—	509
Total Mid-Market Enterprise Revenue	2,465	(40)	2,425

Wholesale
Compute and Application Services	242	(157)	85
IP and Data Services	1,115	—	1,115
Fiber Infrastructure	652	(113)	539
Voice and Other	1,511	(239)	1,272
Total Wholesale Revenue	3,520	(509)	3,011

Business Segment by Product Category
Compute and Application Services	1,665	(473)	1,192
IP and Data Services	5,771	(4)	5,767
Fiber Infrastructure	2,152	(302)	1,850
Voice and Other	3,451	(239)	3,212
Total Business Segment Revenue	13,039	(1,018)	12,021

Mass Markets Segment by Product Category
Fiber Broadband	604	(18)	586
Other Broadband	2,163	(200)	1,963
Voice and Other	1,672	(134)	1,538
Total Mass Markets Revenue	4,439	(352)	4,087

Total Revenue	$17,478	(1,370)	16,108

Timing of revenue
Goods and services transferred at a point in time			$154
Services performed over time			15,954
Total revenue from contracts with customers			$16,108

	Year Ended December 31, 2021
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$731	(279)	452
IP and Data Services	1,716	(1)	1,715
Fiber Infrastructure	889	(129)	760
Voice and Other	747	—	747
Total IGAM Revenue	4,083	(409)	3,674

Large Enterprise
Compute and Application Services	696	(62)	634
IP and Data Services	1,583	—	1,583
Fiber Infrastructure	540	(50)	490
Voice and Other	952	(1)	951
Total Large Enterprise Revenue	3,771	(113)	3,658

Mid-Market Enterprise
Compute and Application Services	127	(30)	97
IP and Data Services	1,710	(6)	1,704
Fiber Infrastructure	207	(8)	199
Voice and Other	605	—	605
Total Mid-Market Enterprise Revenue	2,649	(44)	2,605

Wholesale
Compute and Application Services	188	(159)	29
IP and Data Services	1,198	—	1,198
Fiber Infrastructure	622	(118)	504
Voice and Other	1,608	(252)	1,356
Total Wholesale Revenue	3,616	(529)	3,087

Business Segment by Product Category
Compute and Application Services	1,742	(530)	1,212
IP and Data Services	6,207	(7)	6,200
Fiber Infrastructure	2,258	(305)	1,953
Voice and Other	3,912	(253)	3,659
Total Business Segment Revenue	14,119	(1,095)	13,024

Mass Markets Segment by Product Category
Fiber Broadband	524	—	524
Other Broadband	2,507	(227)	2,280
Voice and Other	2,537	(570)	1,967
Total Mass Markets Revenue	5,568	(797)	4,771

Total Revenue	$19,687	(1,892)	17,795

Timing of revenue
Goods and services transferred at a point in time			$138
Services performed over time			17,657
Total revenue from contracts with customers			$17,795

	Year Ended December 31, 2020
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
International and Global Accounts ("IGAM")
Compute and Application Services	$759	(265)	494
IP and Data Services	1,736	—	1,736
Fiber Infrastructure	846	(110)	736
Voice and Other	796	—	796
Total IGAM Revenue	4,137	(375)	3,762

Large Enterprise
Compute and Application Services	665	(82)	583
IP and Data Services	1,628	(2)	1,626
Fiber Infrastructure	601	(46)	555
Voice and Other	1,067	(2)	1,065
Total Large Enterprise Revenue	3,961	(132)	3,829

Mid-Market Enterprise
Compute and Application Services	127	(16)	111
IP and Data Services	1,809	(6)	1,803
Fiber Infrastructure	212	(9)	203
Voice and Other	753	—	753
Total Mid-Market Enterprise Revenue	2,901	(31)	2,870

Wholesale
Compute and Application Services	184	(161)	23
IP and Data Services	1,249	—	1,249
Fiber Infrastructure	618	(121)	497
Voice and Other	1,758	(258)	1,500
Total Wholesale Revenue	3,809	(540)	3,269

Business Segment by Product Category
Compute and Application Services	1,735	(524)	1,211
IP and Data Services	6,422	(8)	6,414
Fiber Infrastructure	2,277	(286)	1,991
Voice and Other	4,374	(260)	4,114
Total Business Segment Revenue	14,808	(1,078)	13,730

Mass Markets Segment by Product Category
Fiber Broadband	427	—	427
Other Broadband	2,639	(236)	2,403
Voice and Other	2,838	(601)	2,237
Total Mass Markets Revenue	5,904	(837)	5,067

Total Revenue	$20,712	(1,915)	18,797

Timing of revenue
Goods and services transferred at a point in time			$250
Services performed over time			18,547
Total revenue from contracts with customers			$18,797

______________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Customer receivables(1)	$1,424	1,493
Contract assets(2)	34	73
Contract liabilities(3)	656	680
______________________________________________________________________
(1)Reflects gross customer receivables of $1.5 billion and $1.6 billion, net of allowance for credit losses of $73 million and $102 million, at December 31, 2022 and December 31, 2021, respectively. These amounts exclude customer receivables, net, classified as held for sale of $76 million at December 31, 2022 (related to the EMEA business) and $288 million at December 31, 2021 (related to both the Latin American business and the ILEC business).
(2)These amounts exclude contract assets classified as held for sale of $16 million at December 31, 2022 (related to the EMEA business) and $9 million at December 31, 2021 (related to both the Latin American business and the ILEC business).
(3)These amounts exclude contract liabilities classified as held for sale of $59 million at December 31, 2022 (related to the EMEA business) and $161 million at December 31, 2021 (related to both the Latin American business and the ILEC business).

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue in our consolidated balance sheets. During the years ended December 31, 2022 and December 31, 2021, we recognized $539 million and $605 million, respectively, of revenue that was included in contract liabilities of $841 million and $950 million as of January 1, 2022 and 2021, respectively, including contract liabilities that were classified as held for sale.

Performance Obligations

As of December 31, 2022, we expect to recognize approximately $7.4 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. We expect to recognize approximately 75% of this revenue through 2025, with the balance recognized thereafter.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606 and (iii) the value of unsatisfied performance obligations for contracts which relate to our planned divestiture of the EMEA business.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2022
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$222	186
Costs incurred	172	158
Amortization	(192)	(149)
Classified as held for sale(1)	—	(3)
End of period balance	$202	192

	Year Ended December 31, 2021
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$289	216
Costs incurred	176	151
Amortization	(209)	(149)
Classified as held for sale(2)	(34)	(32)
End of period balance	$222	$186
______________________________________________________________________
(1)Represents changes in amounts classified as held for sale related to the divestitures of our Latin American and ILEC businesses on August 1, 2022 and October 3, 2022, respectively, and $6 million acquisition costs and no fulfillment costs classified as held for sale as of December 31, 2022 related to the planned divestiture of the EMEA business. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.
(2)Represents the amounts classified as held for sale related to the divestitures of our Latin American and ILEC businesses on August 1, 2022 and October 3, 2022, respectively. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.

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

Governmental Funding

Lumen participates in various U.S. federal and state programs under which government support payments are received to offset costs associated with providing services in targeted locations such as unserved or underserved high-cost or rural areas, or for certain types of customers, including non-profit organizations, educational institutions and local governmental bodies. Support payments may be conditioned on specified infrastructure buildouts by milestone deadlines or provision of services at specified locations and speed requirements. Commitments may be made annually, on a multi-year basis ranging from one to ten years or be on-going subject to periodic change or termination. Consistent with customary practice and as referenced in ASC 832 Government Assistance, Lumen applies a grant model of accounting by which it accounts for these transactions as non-ASC 606 revenue over the periods in which the costs for which the funding is intended to compensate are incurred. This non-ASC 606 revenue is included in operating revenue in our consolidated statements of operations. Corresponding receivables are recorded when services have been provided to the customers and costs incurred, but the cash has not been received. These amounts are included in our accounts receivable, less allowance in our consolidated balance sheets. Certain programs are subject to audits of compliance with program commitments and, subject to the outcomes of those assessments, Lumen may be required to reimburse the government entity for cash previously received, or, in some cases, pay a penalty. Lumen evaluates each program and establishes a liability under the principles of ASC 450 if it is probable support payments will be recaptured or a penalty will be imposed.

For the year ended December 31, 2022, Lumen recorded non-customer revenue of $190 million under government assistance programs, of which 31% was associated with state universal service fund support programs.

Between 2015 and 2021, we received approximately $500 million annually through the FCC's Connect America Fund II ("CAF II"), a federal multi-year recurring subsidy program for more extensive broadband deployment in price-cap ILEC territories. For this program, which ended on December 31, 2021, we were required to meet certain specified infrastructure buildout requirements in 33 states by the end of 2021, which required substantial capital expenditures. In the first quarter of 2022, we recognized $59 million of previously deferred revenue related to the conclusion of the CAF II program based upon our final buildout and filing submissions. The government has the right to audit our compliance with the CAF II program and the ultimate outcome of any remaining examinations is unknown, but could result in a liability to us in excess of our reserve accruals established for these matters.

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a federal support program designed to replace the CAF II program. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We won bids to receive approximately $26 million of annual RDOF Phase I support payments approximately 36% of which is attributable to the ILEC business we divested on October 3, 2022. Our support payments under the RDOF Phase I program commenced during the second quarter of 2022.

Lumen participates in multiple state sponsored programs for broadband deployment in unserved and underserved areas for which the states have state universal service funds sourced from fees levied on telecommunications providers and passed on to consumers. During the year ending December 31, 2022, Lumen participated in these types of programs primarily in the states of Arkansas, California, Colorado, Maine, Nebraska, New Mexico, Oregon, Utah, Vermont, and Wisconsin.

(5)    Leases
We primarily lease to or from third parties various office facilities, colocation facilities, equipment and transmission capacity. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheets; we recognize lease expense for these leases on a straight-line basis over the lease term.

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

Many of our lease agreements contain renewal options; however, we do not recognize right-of-use assets or lease liabilities for renewal periods unless we determine that we are reasonably certain of renewing the lease. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. Our lease agreements do not generally contain any material residual value guarantees or material restrictive covenants.

Lease expense consisted of the following:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating and short-term lease cost	$451	535	729
Finance lease cost:
Amortization of right-of-use assets	37	37	36
Interest on lease liability	15	16	12
Total finance lease cost	52	53	48
Total lease cost	$503	588	777

We primarily lease from third parties various equipment, office facilities, retail outlets, switching facilities and other network sites or components. These leases, with few exceptions, provide for renewal options and rent escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that we believe are reasonably assured.

During the years ended December 31, 2021 and 2020, we rationalized our lease footprint and ceased using 23 and 16 underutilized leased property locations, respectively. We determined that we no longer needed the leased space and, due to the limited remaining term on the contracts, concluded that we had neither the intent nor ability to sublease the properties. For the years ended December 31, 2021 and 2020, we incurred accelerated lease costs of approximately $35 million and $41 million, respectively. We did not further rationalize our lease footprint or incur material accelerated lease costs during the year ended December 31, 2022. However, in conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods.

For the years ended December 31, 2022, 2021 and 2020, our gross rental expense, including the accelerated lease costs discussed above, was $503 million, $588 million and $777 million, respectively. We also received sublease rental income of $25 million for each of the years ended December 31, 2022, 2021 and 2020.

Supplemental consolidated balance sheet information and other information related to leases is included below:

		As of December 31,
Leases (Dollars in millions)	Classification on the Balance Sheet	2022	2021
Assets
Operating lease assets	Other, net	$1,340	1,451
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	317	314
Total leased assets		$1,657	1,765

Liabilities
Current
Operating	Current operating lease liabilities	$344	385
Finance	Current maturities of long-term debt	16	19
Noncurrent
Operating	Other	1,088	1,171
Finance	Long-term debt	234	251
Total lease liabilities		$1,682	1,826

Weighted-average remaining lease term (years)
Operating leases		7.7	6.8
Finance leases		12.0	13.1
Weighted-average discount rate
Operating leases		5.98%	5.54%
Finance leases		4.96%	4.89%

At December 31, 2022, we classified certain operating and finance lease assets and liabilities related to the EMEA business as held for sale and discontinued recording amortization on the related right-of-use assets upon this classification. These operating and finance lease assets and liabilities held for sale are not reflected in the above or throughout the disclosures within this note. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business for more information.

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$462	525
Operating cash flows for finance leases	15	15
Financing cash flows for finance leases	89	52
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$381	165
Right-of-use assets obtained in exchange for new finance lease liabilities	94	94

As of December 31, 2022, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2023	$416	28
2024	282	27
2025	223	28
2026	174	28
2027	130	29
Thereafter	611	194
Total lease payments	1,836	334
Less: interest	(404)	(84)
Total	1,432	250
Less: current portion	(344)	(16)
Long-term portion	$1,088	234

As of December 31, 2022, we had no material operating or finance leases that had not yet commenced.

Operating Lease Income

Lumen Technologies leases various dark fiber, office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease income are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1—Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2022, 2021 and 2020, our gross rental income was $1.2 billion, $1.2 billion and $1.3 billion, respectively, which represents 7%, 6% and 6% respectively, of our operating revenue for the years ended December 31, 2022, 2021 and 2020.

(6)    Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the years ended December 31, 2022 and December 31, 2021:

	Business	Mass Markets	Total
	(Dollars in millions)
Balance at January 1, 2021(1)	$109	82	191
Provision for expected losses	50	55	105
Write-offs charged against the allowance	(76)	(101)	(177)
Recoveries collected	13	6	19
Classified as assets held for sale(2)	(8)	(16)	(24)
Balance at December 31, 2021	$88	26	114
Provision for expected losses	25	108	133
Write-offs charged against the allowance	(61)	(114)	(175)
Recoveries collected	10	6	16
Change in allowance in assets held for sale(3)	(5)	2	(3)
Balance at December 31, 2022	$57	28	85
______________________________________________________________________
(1)We completed an internal reorganization in January 2021. As a result of this change, the allowance for credit losses previously included in the Consumer and Business portfolio of $70 million related to consumer and $12 million related to our small business group, respectively, were reclassified to the Mass Markets allowance for credit losses on January 1, 2021.
(2)Represents the amounts classified as held for sale related to the divestitures of our Latin American and ILEC businesses on August 1, 2022 and October 3, 2022, respectively. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.
(3)Represents changes in amounts classified as held for sale related to the divestitures of our Latin American and ILEC businesses on August 1, 2022 and October 3, 2022, respectively, and the inclusion of a $5 million allowance for credit losses classified as held for sale as of December 31, 2022 related to the planned divestiture of the EMEA business. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.

For the year ended December 31, 2022, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to releasing COVID-19 related reserves during 2022.

For the year ended December 31, 2021, we decreased our allowance for credit losses for our business and mass markets accounts receivable portfolios primarily due to higher write-off activity during 2021, along with the easing of prior delays due to COVID-19 related restrictions from 2020 and lower receivable balances.

(7)    Long-Term Debt and Credit Facilities

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

			As of December 31,
	Interest Rates(1)	Maturities(1)	2022	2021
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility(3)	LIBOR + 2.00%	2025	$—	200
Term Loan A(4)	LIBOR + 2.00%	2025	991	1,050
Term Loan A-1(4)	LIBOR + 2.00%	2025	283	300
Term Loan B(5)	LIBOR + 2.25%	2027	3,941	4,900
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(6)	LIBOR + 1.75%	2027	2,411	3,111
Senior notes	3.400% - 3.875%	2027 - 2029	1,500	1,500
Embarq Corporation subsidiaries
First mortgage bonds	N/A	N/A	—	138
Senior Notes and Other Debt:(7)
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2023 - 2042	3,722	8,414
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.625%	2027 - 2029	3,940	5,515
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(8)	LIBOR + 2.25%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	255
Finance lease and other obligations(9)	Various	Various	317	347
Unamortized (discounts) premiums, net			(7)	21
Unamortized debt issuance costs			(169)	(220)
Total long-term debt			20,572	28,982
Less current maturities			(154)	(1,554)
Long-term debt, excluding current maturities			$20,418	27,428
_______________________________________________________________________________
(1)As of December 31, 2022.
(2)See the remainder of this Note for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)The Revolving Credit Facility had an interest rate of 2.103% as of December 31, 2021.
(4)Term Loans A and A-1 had interest rates of 6.384% and 2.104% as of December 31, 2022 and December 31, 2021, respectively.

(5)Term Loan B had interest rates of 6.634% and 2.354% as of December 31, 2022 and December 31, 2021, respectively.
(6)The Level 3 Tranche B 2027 Term Loan had interest rates of 6.134% and 1.854% as of December 31, 2022 and December 31, 2021, respectively.
(7)The table excludes $1.4 billion of indebtedness under Embarq Corporation's 7.995% senior notes maturing in 2036 that was classified as held for sale as of December 31, 2021 and was transferred as of October 3, 2022 concurrent with the sale of the ILEC business. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.
(8)The Qwest Corporation Term Loan had interest rates of 6.640% and 2.110% as of December 31, 2022 and December 31, 2021, respectively.
(9)The table excludes finance lease obligations that were classified as held for sale as of December 31, 2022 and December 31, 2021. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2022 (excluding unamortized (discounts) premiums, net, and unamortized debt issuance costs) maturing during the following years. As a result of classifying our EMEA business as held for sale on our December 31, 2022 consolidated balance sheet, the amounts presented below do not include maturities of the finance lease obligations of that business. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.

(Dollars in millions)
2023	$154
2024	158
2025	1,743
2026	806
2027	9,387
2028 and thereafter	8,500
Total long-term debt	$20,748

Debt of Lumen Technologies, Inc. and its Subsidiaries

At December 31, 2022, most of our outstanding consolidated debt had been incurred by Lumen Technologies, Inc. or one of the following three other primary borrowers or “borrowing groups,” each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc., including its parent guarantor Level 3 Parent, LLC, and one or more subsidiary guarantors;

•Qwest Corporation; and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further below.

Amended and Restated Credit Agreement

On January 31, 2020, we amended and restated our credit agreement dated June 19, 2017 (as so amended and restated, the "Amended Credit Agreement"). At December 31, 2022, the Amended Credit Agreement consisted of the following facilities:

•a $2.2 billion senior secured revolving credit facility (“the Revolving Credit Facility”);

•a $991 million senior secured Term Loan A credit facility;

•a $283 million senior secured Term Loan A-1 credit facility with CoBank, ACB; and

•a $3.9 billion senior secured Term Loan B credit facility (the term loan facilities and the Revolving Credit Facility being referred to collectively as the "Amended Secured Credit Facilities").

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

Term Loans and Certain Other Debt of Subsidiaries

Qwest Corporation

On October 23, 2020, Qwest Corporation borrowed $215 million under a variable-rate term loan with CoBank ACB. The outstanding unpaid principal amount of this term loan plus any accrued and unpaid interest is due on October 23, 2027. Interest is paid at least quarterly based upon either the London Interbank Offered Rate ("LIBOR") or the base rate (as defined in the credit agreement) plus an applicable margin between 1.50% to 2.50% per annum for LIBOR loans and 0.50% to 1.50% per annum for base rate loans depending on Qwest Corporation's then current senior unsecured long-term debt rating.

Level 3 Financing, Inc.

At December 31, 2022, Level 3 Financing, Inc. owed $2.4 billion under a senior secured Tranche B 2027 Term Loan, which matures on March 1, 2027. The Tranche B 2027 Term Loan carries an interest rate, in the case of base rate borrowings, equal to (i) the greater of the Prime Rate, the Federal Funds Effective Rate plus 50 basis points, or LIBOR plus 100 basis points (with all such terms and calculations as defined or further specified in the credit agreement) plus (ii) 0.75% per annum. Any Eurodollar borrowings under the Tranche B 2027 Term Loan bear interest at LIBOR plus 1.75% per annum.

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

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. Lumen Technologies maintains an uncommitted $225 million revolving letter of credit facility separate from the letter of credit facility included in the Revolving Credit Facility noted above. Letters of credit issued under this uncommitted facility are backed by credit enhancements in the form of secured guarantees issued by certain of our subsidiaries. As of December 31, 2022 and 2021, we had (i) $94 million and $88 million, respectively, of letters of credit outstanding under our committed facility and various other facilities and (ii) no letters of credit outstanding under our Revolving Credit Facility.

Senior Notes

Lumen's consolidated indebtedness at December 31, 2022 included (i) senior secured notes issued by Lumen Technologies, Inc. and Level 3 Financing, Inc. and (ii) senior unsecured notes issued by Lumen Technologies, Inc., Level 3 Financing, Inc., Qwest Corporation, and Qwest Capital Funding, Inc. All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above. The Lumen Technologies, Inc. secured senior notes are guaranteed by the same domestic subsidiaries that guarantee the Amended Credit Agreement on substantially the same terms and conditions that govern the guarantees of the Amended Credit Agreement. The Level 3 Financing, Inc. secured senior notes are secured by a pledge of substantially all of its assets and guaranteed on a secured basis by the same domestic subsidiaries that guarantee its Term B 2027 Term Loan. The remaining senior notes issued by Level 3 Financing, Inc. are guaranteed on an unsecured basis by its parent, Level 3 Parent, LLC, and one of its subsidiaries. The senior notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc. Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions. Under certain circumstances in connection with a “change of control” of Lumen Technologies, it will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest. Also, under certain circumstances in connection with a "change of control" of Level 3 Parent, LLC or Level 3 Financing, Inc., Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Borrowings and Repayments

2022

During 2022, Lumen borrowed $2.4 billion from, and made repayments of $2.6 billion to, its Revolving Credit Facility. We used our net revolving credit draws and available cash to repay the following aggregate principal amounts of indebtedness through a combination of tender offers, redemptions, prepayments, amortization payments and payments at maturity. These transactions resulted in a net gain on the extinguishment of debt of $214 million.

Debt	Period of Repayment	(Dollars in millions)
Lumen Technologies, Inc.
5.800% Senior Notes due 2022 (at maturity)	Q1 2022	$1,400
6.750% Senior Notes, Series W, due 2023	Q4 2022	750
7.500% Senior Notes, Series Y, due 2024	Q4 2022	982
7.500% Senior Notes, Series Y, due 2024	Q3 2022	18
5.625% Senior Notes, Series X, due 2025	Q4 2022	286
7.200% Senior Notes, Series D, due 2025	Q4 2022	34
5.125% Senior Notes due 2026	Q4 2022	520
5.125% Senior Notes due 2026	Q3 2022	11
6.875% Debentures, Series G, due 2028	Q4 2022	130
5.375% Senior Notes due 2029	Q4 2022	494
Term Loan B prepayment	Q4 2022	909
Scheduled term loan payments	Multiple	125
Level 3 Financing, Inc.
Tranche B 2027 Term Loan	Q3 2022	700
5.375% Senior Notes due 2025	Q3 2022	800
5.250% Senior Notes due 2026	Q3 2022	775
Embarq Corporation Subsidiaries
First Mortgage Bonds	Q4 2022	137
Qwest Capital Funding, Inc.
Senior Notes	Q4 2022	63
Other	Q4 2022	68
Total Debt Repayments		$8,202

2021

During 2021, Lumen borrowed $400 million from, and made repayments of $350 million to, its Revolving Credit Facility. We also used available cash (including funds from the debt issuances mentioned below) to repay the following aggregate principal amounts of indebtedness through a combination of redemptions, prepayments, amortization payments and payments at maturity. These transactions resulted in a net gain on the extinguishment of debt of $8 million.

Debt	Period of Repayment	(Dollars in millions)
Lumen Technologies, Inc.
6.450% Senior Notes, Series S, due 2021 (at maturity)	Q2 2021	$1,231
Scheduled term loan payments	Multiple	125
Level 3 Financing, Inc.
5.375% Senior Notes due 2024	Q1 2021	900
Qwest Corporation, Inc.
6.750% Senior Notes (at maturity)	Q4 2021	950
7.000% Senior Notes due 2056	Q1 2021	235
Qwest Capital Funding, Inc.
Senior Notes (at maturity)	Q3 2021	97
Total Debt Repayments		$3,538

On June 15, 2021, Lumen Technologies, Inc. issued $1.0 billion aggregate principal amount of 5.375% Senior Notes due 2029. The net proceeds were used, together with cash on hand, to repay at maturity our outstanding $1.2 billion 6.450% Senior Notes, Series S, due 2021, shown in the table above.

On January 13, 2021, Level 3 Financing, Inc. issued $900 million aggregate principal amount of 3.750% Sustainability-Linked Senior Notes due 2029 (the "Sustainability-Linked Notes"). The net proceeds were used, together with cash on hand, to redeem $900 million of our outstanding senior note indebtedness, shown in the table above. The Sustainability-Linked Notes are guaranteed by Level 3 Parent, LLC and Level 3 Communications, LLC.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,398	1,575	1,743
Capitalized interest	(66)	(53)	(75)
Total interest expense	$1,332	1,522	1,668

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

The senior unsecured notes of Lumen Technologies, Inc. were issued under four separate indentures. These indentures restrict our ability to (i) incur, issue or create liens upon the property of Lumen Technologies, Inc. and (ii) consolidate with or merge into, or transfer or lease all or substantially all of our assets to any other party. These indentures do not contain any provisions that restrict the incurrence of additional indebtedness. The senior secured notes of Lumen Technologies, Inc. were issued under a separate indenture that contains a more restrictive set of covenants. As indicated above under "Senior Notes", Lumen Technologies, Inc. will be required to offer to purchase certain of its long-term debt securities issued under its indentures under certain circumstances in connection with a "change of control" of Lumen Technologies, Inc.

Level 3 Companies

The term loan, senior secured notes and senior unsecured notes of Level 3 Financing, Inc. contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. Also, as indicated above under "Senior Notes", Level 3 Financing, Inc. will be required to offer to repurchase or repay certain of its long-term debt under certain circumstances in connection with a "change of control" of Level 3 Financing or Level 3 Parent, LLC.

Qwest Companies

Under its term loan, Qwest Corporation must maintain a debt to EBITDA ratio of not more than 2.85 to 1.00, as determined and calculated in the manner described in the applicable term loan documentation. The term loan also contains a negative pledge covenant, which generally requires Qwest Corporation to secure equally and ratably any advances under the term loan if it pledges assets or permits liens on its property for the benefit of other debtholders.

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

Compliance

As of December 31, 2022, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen Technologies does not guarantee the debt of any unaffiliated parties, but, as noted above, as of December 31, 2022 certain of its largest subsidiaries guaranteed (i) its debt outstanding under its Amended Secured Credit Facilities, its senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

(8)    Accounts Receivable

The following table presents details of our accounts receivable balances:

	As of December 31,
	2022	2021
	(Dollars in millions)
Trade and purchased receivables	$1,288	1,281
Earned and unbilled receivables	209	315
Other	65	62
Total accounts receivable	1,562	1,658
Less: allowance for credit losses	(85)	(114)
Accounts receivable, less allowance	$1,477	1,544

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

The following table presents details of our allowance for credit losses accounts:

	Beginning Balance	Additions	Deductions	Ending Balance
	(Dollars in millions)
2022	$114	133	(162)	85
2021	191	105	(182)	114
2020(1)	106	189	(104)	191
_______________________________________________________________________________
(1)On January 1, 2020, we adopted ASU 2016-13 "Measurement of Credit Losses on Financial Instruments" and recognized a cumulative adjustment to our accumulated deficit as of the date of adoption of $9 million, net of a $2 million tax effect. This adjustment is included within "Deductions." See Note 6—Credit Losses on Financial Instruments for more information.

(9)    Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	As of December 31,
		2022(5)	2021(5)
		(Dollars in millions)
Land	N/A	$651	751
Fiber, conduit and other outside plant (1)	15-45 years	14,451	15,366
Central office and other network electronics(2)	3-10 years	15,077	15,394
Support assets(3)	3-30 years	6,863	7,181
Construction in progress(4)	N/A	2,010	1,474
Gross property, plant and equipment		39,052	40,166
Accumulated depreciation		(19,886)	(19,271)
Net property, plant and equipment		$19,166	20,895
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
(5)These values exclude assets classified as held for sale.

At December 31, 2022, we classified $1.9 billion of certain property, plant and equipment, net related to our EMEA business as held for sale and discontinued recording depreciation on this disposal group as of November 2, 2022. At December 31, 2021, we had $5.1 billion of certain property, plant and equipment, net related to our Latin American and ILEC businesses sold on August 1, 2022 and October 3, 2022, respectively, classified as held for sale and discontinued recording depreciation on these disposal groups during their classification as assets held for sale. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business for more information.

We recorded depreciation expense of $2.1 billion, $2.7 billion and $3.0 billion for the years ended December 31, 2022, 2021 and 2020, respectively.

Asset Retirement Obligations

As of December 31, 2022 and 2021, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

Our fair value estimates were determined using the discounted cash flow method.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2022	2021
	(Dollars in millions)
Balance at beginning of year	$182	199
Accretion expense	10	10
Liabilities settled	(10)	(13)
Change in estimate	4	(2)
Classified as held for sale(1)	(30)	(12)
Balance at end of year	$156	182
_______________________________________________________________________________
(1)Represents the amounts classified as held for sale related to our divestitures. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business.

The changes in estimate referred to in the table above were offset against gross property, plant and equipment.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2020	$103
Accrued to expense	3
Payments, net	(70)
Balance at December 31, 2021	36
Accrued to expense	12
Payments, net	(37)
Balance at December 31, 2022	$11

(11) Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

We sponsor various defined benefit pension plans (qualified and non-qualified) which, in the aggregate, cover a substantial portion of our employees. Pension benefits for participants of the Lumen Combined Pension Plan ("Combined Pension Plan") and, through the October 3, 2022 sale of the ILEC business, the Lumen Pension Plan, who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We also maintain non-qualified pension plans for certain current and former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for certain eligible former employees. We use a December 31 measurement date for all our plans.

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

As of January 1, 2022, we spun off the Lumen Pension Plan from the Lumen Combined Pension Plan in anticipation of the sale of the ILEC business, as described further in Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business. At the time of the spin-off, the Lumen Pension Plan covered approximately 2,500 active plan participants along with 19,000 other participants. At the time of the spin-off, the Lumen Pension Plan had a pension benefit obligation of $2.5 billion and assets of $2.2 billion. In addition, the December 31, 2021 actuarial (loss) gain and prior service cost included in accumulated other comprehensive loss was allocated between the Lumen Pension Plan and the Lumen Combined Pension Plan. Following a revaluation of the pension obligation and pension assets for the Lumen Pension Plan, in preparation for the closing of the sale of the ILEC business, we contributed approximately $319 million of Lumen's cash to the Lumen Pension Plan trust to fully fund the pension plan in September 2022. The amounts allocated to the Lumen Pension Plan were subject to adjustment up to the closing of the sale of the ILEC business on October 3, 2022, at which time the plan was transferred along with the rest of the assets and liabilities of the ILEC business. We recognized pension costs related to both plans through the sale of the ILEC business, at which time balances related to the Lumen Pension Plan were reflected in the calculation of our gain on the sale of the business.

Pension Benefits

United States funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Pension Plan is to make contributions with the objective of accumulating ample assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of the Combined Pension Plan was $580 million and $1.1 billion as of December 31, 2022 and 2021, respectively.

We made no voluntary cash contributions to the Combined Pension Plan in 2022 or 2021. As discussed above, we contributed approximately $319 million of cash to the Lumen Pension Plan trust to fully fund the pension plan in September 2022 in preparation for the closing of the sale of the ILEC business. We paid $5 million of benefits directly to participants of our non-qualified pension plans in both 2022 and 2021.

Benefits paid by the Combined Pension Plan are paid through a trust that holds all of the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2023 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2023 and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2023. We estimate that in 2023 we will pay $5 million of benefits directly to participants of our non-qualified pension plans.

We recognize in our consolidated balance sheets the funded status of the legacy Level 3 defined benefit post-retirement plans. These plans were fully funded as of December 31, 2022. The net unfunded status of these plans was $17 million, as of December 31, 2021. Additionally, as previously mentioned, we sponsor unfunded non-qualified pension plans for certain current and former highly-compensated employees. The net unfunded status of our non-qualified pension plans was $35 million and $46 million for the years ended December 31, 2022 and 2021, respectively. Due to the insignificant impact of these pension plans on our consolidated financial statements, we have predominantly excluded them from the remaining employee benefit disclosures in this Note, unless otherwise specifically stated.

Post-Retirement Benefits

Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trusts are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $2.0 billion and $2.8 billion as of December 31, 2022 and 2021, respectively.

Assets in the post-retirement trusts were substantially depleted as of December 31, 2016; as of December 31, 2019 the Company ceased to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2022 nor 2021. Benefits are paid directly by us with available cash. In 2022, we paid $210 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2023, we currently expect to pay directly $210 million of post-retirement benefits, net of participant contributions and direct subsidies.

We expect our expected health care cost trend to range from 5.00% to 7.20% in 2023 and grading to 4.50% by 2030. Our post-retirement benefit cost, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

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

	Combined Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2023	$566	213	(3)
2024	514	205	(3)
2025	500	198	(2)
2026	482	191	(2)
2027	463	184	(2)
2028 - 2032	2,065	805	(7)

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

	Combined Pension Plan			Post-Retirement Benefit Plans
	2022	2021	2020	2022	2021	2020
Actuarial assumptions at beginning of year:
Discount rate	2.29% - 3.12%	1.70% - 2.88%	2.79% - 3.55%	2.19% - 5.78%	1.58% - 2.60%	1.69% - 3.35%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets(1)	5.50%	5.50%	6.50%	4.00%	4.00%	4.00%
Initial health care cost trend rate	N/A	N/A	N/A	5.00% / 5.75%	6.25% / 5.00%	6.50% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2025	2025	2025
_______________________________________________________________________________
N/A - Not applicable
(1)Rates are presented net of projected fees and administrative costs.

Prior to the sale of the ILEC business on October 3, 2022, we realized pension costs related to the Lumen Pension Plan. Net periodic benefit expense (income) for our Combined Pension Plan and the Lumen Pension Plan (together the "Pension Plans") includes the following components:

	Pension Plans Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Service cost	$44	56	59
Interest cost	194	201	324
Expected return on plan assets	(385)	(535)	(593)
Settlement charges	—	383	—
Realized to gain on sale of businesses	546	—	—
Special termination benefits charge	—	6	13
Recognition of prior service credit	(10)	(9)	(9)
Recognition of actuarial loss	122	184	202
Net periodic pension expense (income)	$511	286	(4)

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Service cost	$10	14	14
Interest cost	72	47	69
Expected return on plan assets	—	—	(1)
Realized to gain on sale of businesses	(32)	—	—
Recognition of prior service cost	8	15	16
Recognition of actuarial loss	(4)	4	—
Curtailment loss	—	—	8
Net periodic post-retirement benefit expense	$54	80	106

Service costs for our Combined Pension Plan and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above, except for amounts realized as part of the net gain on sale of businesses, are included in other income (expense), net on our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. As a result of ongoing efforts to reduce our workforce, we recognized one-time charges in 2021 of $6 million and in 2020 of $21 million for curtailment and special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. The lump sum pension settlement payments for 2021 exceeded the settlement threshold. In addition, during the fourth quarter of 2021, we executed an annuity purchase contract with a third party insurer that triggered additional settlement activity (see discussion above for further information). As a result, we recognized a non-cash settlement charge of $383 million as of December 31, 2021 to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the qualified pension plan, which is reflected in other income (expense), net in our consolidated statement of operations for the year ended December 31, 2021. This non-cash charge increased our recorded net loss and increased our recorded accumulated deficit, with an offset to accumulated other comprehensive loss in shareholders' equity for the year ended December 31, 2021. The amount of any future non-cash settlement charges will be dependent on several factors, including the total amount of our future lump sum benefit payments.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2022 and 2021 and are as follows:

	Combined Pension Plan		Post-Retirement Benefit Plans
	December 31,		December 31,
	2022	2021	2022	2021
Actuarial assumptions at end of year:
Discount rate	5.56%	2.85%	5.55%	2.84%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	7.20% / 5.00%	5.75% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2030	2025
_______________________________________________________________________________
N/A - Not applicable

In 2021 and 2020, we adopted the revised mortality tables and projection scales released by the Society of Actuaries, which increased the projected benefit obligation of our benefit plans by $37 million for 2021, and decreased the projected benefit obligation of our benefit plans by $3 million for 2020. The Society of Actuaries did not release any revised mortality tables or projection scales in 2022.

The short-term and long-term interest crediting rates during 2022 for cash balance components of the Combined Pension Plan were 3.75% and 3.5%, respectively.

The following tables summarize the change in the benefit obligations for the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$9,678	12,202	12,217
Plan spin-off	(2,552)	—	—
Service cost	37	56	59
Interest cost	154	201	324
Plan amendments	—	(13)	(3)
Special termination benefits charge	—	6	13
Actuarial (gain) loss	(1,432)	(337)	749
Benefits paid from plan assets	(590)	(766)	(1,157)
Settlement payments and annuity purchase	—	(1,671)	—
Benefit obligation at end of year	$5,295	9,678	12,202

	Post-Retirement Benefit Plans Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$2,781	3,048	3,037
Benefit obligation transferred to purchaser upon sale of business	(26)	—	—
Service cost	10	14	14
Interest cost	72	47	69
Participant contributions	37	41	46
Direct subsidy receipts	2	3	6
Plan amendments	(41)	—	—
Actuarial (gain) loss	(591)	(125)	134
Curtailment loss	—	—	4
Benefits paid by company	(249)	(247)	(255)
Benefits paid from plan assets	—	—	(7)
Benefit obligation at end of year	$1,995	2,781	3,048

Plan Assets

We maintain plan assets for our Combined Pension Plan and certain post-retirement benefit plans. As previously noted, assets in the post-retirement benefit plan trusts were substantially depleted as of December 31, 2016. The fair value of post-retirement benefit plan assets was $5 million at December 31, 2022, 2021 and 2020. Due to the insignificance of these assets on our consolidated financial statements, we have predominantly excluded them from the disclosures of plan assets in this Note, unless otherwise indicated.

The following table summarizes the change in the fair value of plan assets for the Combined Pension Plan:

	Combined Pension Plan Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$8,531	10,546	10,493
Plan spin-off	(2,239)	—	—
Return on plan assets	(987)	422	1,210
Benefits paid from plan assets	(590)	(766)	(1,157)
Settlement payments and annuity purchase	—	(1,671)	—
Fair value of plan assets at end of year	$4,715	8,531	10,546

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plan's assets, net of administrative expenses paid from plan assets. It is determined annually based on the strategic asset allocation and the long-term risk and return forecast for each asset class.

Our investment objective for the Combined Pension Plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. We employ a liability-aware investment strategy designed to reduce the volatility of pension assets relative to pension liabilities. This strategy is evaluated frequently and is expected to evolve over time with changes in the funded status and other factors. Approximately 55% of plan assets is targeted to long-duration investment grade bonds and interest rate sensitive derivatives and 45% is targeted to diversified equity, fixed income and private market investments that are expected to outperform the liability with moderate funded status risk. At the beginning of 2023, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 7.0%. Administrative expenses, including projected PBGC (Pension Benefit Guaranty Corporation) premiums, reduce the annual long-term expected return, net of administrative expenses, to 6.5%.

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

At December 31, 2022, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2022:

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

The Combined Pension Plan's assets are invested in various asset categories utilizing multiple strategies and investment managers. Interests in commingled funds are fair valued using a practical expedient to the net asset value ("NAV") per unit (or its equivalent) of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV, with a frequency that includes daily, monthly, quarterly, semi-annually and annually. These commingled funds include redemption notice periods between same day and 180 days. Investments in private funds, primarily limited partnerships, represent long-term commitments with a fixed maturity date and are also valued at NAV. The plan has unfunded commitments related to certain private fund investments, which in aggregate are not material to the plan. Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market. Underlying investments held in funds are aggregated and are classified based on the fund mandate. Investments held in separate accounts are individually classified.

The table below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2022. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2022
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$446	1,720	—	2,166
High yield bonds (b)	—	48	4	52
Emerging market bonds (c)	49	78	—	127
U.S. stocks (d)	214	—	1	215
Non-U.S. stocks (e)	149	1	—	150
Multi-asset strategies (l)	25	—	—	25
Cash equivalents and short-term investments (o)	—	1	—	1
Total investments, excluding investments valued at NAV	$883	1,848	5	2,736
Liabilities
Repurchase agreements (n)	$—	(269)	—	(269)
Derivatives (m)	(1)	(10)	—	(11)
Investments valued at NAV				2,259
Total pension plan assets				$4,715

The table below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2021. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets at December 31, 2021
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$862	3,744	—	4,606
High yield bonds (b)	—	172	6	178
Emerging market bonds (c)	64	169	—	233
U.S. stocks (d)	330	3	5	338
Non-U.S. stocks (e)	256	—	—	256
Multi-asset strategies (l)	41	—	—	41
Derivatives (m)	—	1	—	1
Cash equivalents and short-term investments (o)	2	379	—	381
Total investments, excluding investments valued at NAV	$1,555	4,468	11	6,034
Liabilities
Repurchase agreements (n)	$—	(193)	—	(193)
Investments valued at NAV				2,690
Total pension plan assets				$8,531

The table below presents the fair value of plan assets valued at NAV by category for our Combined Pension Plan at December 31, 2022 and 2021.

	Fair Value of Plan Assets Valued at NAV
	Combined Pension Plan at December 31,
	2022	2021
	(Dollars in millions)
Investment grade bonds (a)	$99	127
High yield bonds (b)	81	70
U.S. stocks (d)	79	71
Non-U.S. stocks (e)	270	398
Emerging market stocks (f)	15	11
Private equity (g)	326	348
Private debt (h)	438	495
Market neutral hedge funds (i)	135	141
Directional hedge funds (j)	166	241
Real estate (k)	333	420
Multi-asset strategies (l)	24	38
Cash equivalents and short-term investments (o)	293	330
Total investments valued at NAV	$2,259	2,690

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

	Gross Notional Exposure
	Combined Pension Plan Years Ended December 31,
	2022	2021
	(Dollars in millions)
Derivative instruments:
Exchange-traded U.S. equity futures	$70	108
Exchange-traded Treasury and other interest rate futures	1,256	1,688
Exchange-traded Foreign currency futures	2	11
Exchange-traded EURO futures	—	5
Interest rate swaps	82	127
Credit default swaps	139	132
Index swaps	90	1,036
Foreign exchange forwards	50	93
Options	251	654

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

The table below presents a rollforward of the Combined Pension Plan assets valued using Level 3 inputs:

	Combined Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	U.S. Stocks	Total
	(Dollars in millions)
Balance at December 31, 2020	$6	2	8
Actual return on plan assets	—	3	3
Balance at December 31, 2021	6	5	11
Dispositions	(1)	(4)	(5)
Actual return on plan assets	(1)	—	(1)
Balance at December 31, 2022	$4	1	5

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2022, the investment program produced actual losses on Combined Pension Plan assets of $987 million as compared to expected returns of $329 million, for a difference of $1.3 billion. For the year ended December 31, 2021, the investment program produced actual gains on Combined Pension Plan assets of $422 million as compared to the expected returns of $535 million, for a difference of $113 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2022	2021	2022	2021
	(Dollars in millions)
Benefit obligation	$(5,295)	(9,678)	(1,995)	(2,781)
Fair value of plan assets	4,715	8,531	5	5
Unfunded status	(580)	(1,147)	(1,990)	(2,776)
Current portion of unfunded status	—	—	(210)	(212)
Non-current portion of unfunded status	$(580)	(1,147)	(1,780)	(2,564)

The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.

Accumulated Other Comprehensive Loss-Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2021, items recognized as a component of net periodic benefits expense in 2022, additional items deferred during 2022 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2022. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2021	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2022
	(Dollars in millions)
Accumulated other comprehensive (loss) income
Pension plans:
Net actuarial (loss) gain	$(2,564)	688	124	812	(1,752)
Settlement charge	383	—	—	—	383
Prior service benefit (cost)	45	(28)	—	(28)	17
Deferred income tax benefit (expense)	559	(166)	(26)	(192)	367
Total pension plans	(1,577)	494	98	592	(985)
Post-retirement benefit plans:
Net actuarial (loss) gain	(217)	(3)	591	588	371
Prior service (cost) benefit	(5)	1	41	42	37
Curtailment loss	4	—	—	—	4
Deferred income tax benefit (expense)	54	1	(159)	(158)	(104)
Total post-retirement benefit plans	(164)	(1)	473	472	308
Total accumulated other comprehensive (loss) income	$(1,741)	493	571	1,064	(677)

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

Other Benefit Plans

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $296 million, $309 million and $307 million for the years ended December 31, 2022, 2021 and 2020, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $101 million, $120 million, $133 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.

401(k) Plans

We sponsor a qualified defined contribution plan covering substantially all of our U.S. employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service. Currently, we match a percentage of employee contributions in cash. At December 31, 2022 and 2021, the assets of the plan included approximately 10 million shares of our common stock, all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to this plan of $91 million, $96 million and $101 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Deferred Compensation Plans

We sponsor non-qualified deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of liabilities related to these plans was not significant.

(12)    Stock-based Compensation

We maintain an equity incentive program that allows our Board of Directors (through its Compensation Committee or a senior officer acting under delegated authority) to grant incentives to certain employees and outside directors in one or more forms, including: incentive and non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and market and performance shares. Stock options generally expire ten years from the date of grant. There were no outstanding stock options as of December 31, 2022.

Restricted Stock Awards and Restricted Stock Unit Awards

For equity based restricted stock and restricted stock unit awards that contain only service conditions for vesting (time-based awards), we calculate the award fair value based on the closing price of our common stock on the accounting grant date. We also grant equity-based awards that contain additional market or performance conditions, as well as service conditions. For awards having both service and market conditions, the award fair value is calculated using Monte-Carlo simulations. Awards with service as well as performance conditions specify a target number of shares for the award, although each recipient ultimately has the opportunity to receive between 0% and 200% of the target number of shares. For awards with service and market conditions, the percentage received is typically based on our total shareholder return over the up to three-year service period versus that of selected peer companies. For awards with service and performance conditions, the percentage received depends upon the attainment of one or more performance targets during the two- or three-year service period.

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2021	22,427	$12.74
Granted	18,788	11.47
Vested	(9,412)	12.03
Forfeited	(4,524)	12.65
Non-vested at December 31, 2022	27,279	12.13

During 2022, we granted 18.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $11.47. During 2021, we granted 13.9 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $13.95. During 2020, we granted 17.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $12.08. The total fair value of restricted stock and restricted stock unit awards that vested during 2022, 2021 and 2020, was $98 million, $139 million and $126 million, respectively. We do not estimate forfeitures, but recognize them as they occur.

Compensation Expense and Tax Benefit

For time-based awards that vest ratably over the service period, we recognize compensation expense on a straight-line basis over the requisite service period for the entire award. For our performance stock-based awards, we recognize compensation expense over the service period and based upon the expected performance outcome, until the final performance outcome is determined. Total compensation expense for all stock-based payment arrangements for the years ended December 31, 2022, 2021 and 2020, was $98 million, $120 million and $175 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our stock-based payment arrangements for the years ended December 31, 2022, 2021 and 2020, was $25 million, $29 million and $43 million, respectively. At December 31, 2022, there was $162 million of total unrecognized compensation expense related to our stock-based payment arrangements, which we expect to recognize over a weighted-average period of 1.5 years.

(13)    Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share for the years ended December 31, 2022, 2021 and 2020 were calculated as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) income (numerator)
Net (loss) income	$(1,548)	2,033	(1,232)
Net (loss) income applicable to common stock for computing basic (loss) earnings per common share	(1,548)	2,033	(1,232)
Net (loss) income as adjusted for purposes of computing diluted (loss) earnings per common share	$(1,548)	2,033	(1,232)
Shares (denominator):
Weighted average number of shares:
Outstanding during period	1,028,069	1,077,393	1,096,284
Non-vested restricted stock	(20,552)	(17,852)	(17,154)
Weighted average shares outstanding for computing basic (loss) earnings per common share	1,007,517	1,059,541	1,079,130
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	10	—
Shares issuable under incentive compensation plans	—	7,227	—
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	1,007,517	1,066,778	1,079,130
Basic (loss) earnings per common share	$(1.54)	1.92	(1.14)
Diluted earnings (loss) per common share(1)	$(1.54)	1.91	(1.14)
______________________________________________________________________________
(1)For the years ended December 31, 2022 and December 31, 2020, we excluded from the calculation of diluted loss per share 3.8 million and 5.3 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted (loss) earnings per common share excludes shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock. We also exclude unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 13.8 million, 3.2 million and 3.2 million for 2022, 2021 and 2020, respectively.

(14)    Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt (excluding finance lease and other obligations), interest rate swap contracts, certain equity investments and certain indemnification obligations. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values.

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

The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of December 31, 2022:

		As of December 31, 2022		As of December 31, 2021
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Equity securities(1)	1	$22	22	—	—
Long-term debt, excluding finance lease and other obligations(2)	2	$20,255	17,309	28,635	29,221
Interest rate swap contracts (see Note 15)	2	—	—	25	25
Indemnifications related to the sale of the Latin American business	3	86	86	—	—
______________________________________________________________________
(1)For the year ended December 31, 2022, we recognized $109 million of loss on equity securities in other (expense) income, net in our consolidated statements of operations.
(2)As of December 31, 2021, these amounts excluded $1.4 billion of carrying amount and $1.6 billion of fair value of debt that had been classified as held for sale related to our divestiture of the ILEC business on October 3, 2022. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business for more information.

Investment Held at Net Asset Value

We hold an investment in a limited partnership created as a holding company for various investments, including a portion of the colocation and data center business that we divested in 2017. The limited partnership has sole discretion as to the amount and timing of distributions of the underlying assets. As of December 31, 2022, the underlying investments held by the limited partnership are traded in active markets and, as such, we account for our investment in the limited partnership using NAV. The investments held by the limited partnership were subject to lock-up agreements that restricted the sale or distribution of certain underlying assets prior to July 2022 and October 2022. The restrictions on one of the investments held by the limited partnership expired on July 29, 2022, and we received a distribution of 11.5 million shares of publicly-traded common stock, which are reflected in our fair value table as of December 31, 2022, as seen above. The restriction on the remaining underlying investment expired on October 12, 2022. No shares have been distributed to date. Subject to restrictions imposed by law and other provisions of the limited partnership agreement, the general partner has the sole discretion as to the amounts and timing of distributions of partnership assets to partners. The following table summarizes the net asset value of our investment in this limited partnership.

	As of December 31, 2022	As of December 31, 2021
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$85	299
______________________________________________________________________
(1)For the years ended December 31, 2022 and December 31, 2021, we recognized $83 million of loss on investment and $138 million of gain on investment, respectively, reflected in other income (expense), net in our consolidated statement of operations.

(15) Derivative Financial Instruments

From time to time, we use derivative financial instruments, primarily interest rate swaps, to manage our exposure to fluctuations in interest rates. Our primary objective in managing interest rate risk is to decrease the volatility of our earnings and cash flows affected by changes in the underlying rates. We have floating rate long-term debt (see Note 7—Long-Term Debt and Credit Facilities). These obligations expose us to variability in interest payments due to changes in interest rates. If interest rates increase, our interest expense increases. Conversely, if interest rates decrease, our interest expense also decreases. Through their expiration on June 30, 2022, we designated the interest rate swap agreements described below as cash flow hedges. Under these hedges, we received variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the lives of the agreements without exchange of the underlying notional amount. The change in the fair value of the interest rate swap agreements was reflected in accumulated other comprehensive loss and was subsequently reclassified into earnings in the period that the hedged transaction affected earnings by virtue of qualifying as effective cash flow hedges. We do not use derivative financial instruments for speculative purposes.

In 2019, we entered into variable-to-fixed interest rate swap agreements to hedge the interest on $4.0 billion notional amount of floating rate debt. As of December 31, 2021 and 2020, we evaluated the effectiveness of our remaining hedges quantitatively and determined that hedges in effect on such dates qualified as effective hedge relationships.

We may be exposed to credit-related losses in the event of non-performance by counterparties. The counterparties to any of the financial derivatives we enter into are major institutions with investment grade credit ratings. We evaluate counterparty credit risk before entering into any hedge transaction and continue to closely monitor the financial markets and the risk that our counterparties will default on their obligations as part of our quarterly qualitative effectiveness evaluation.

Amounts accumulated in accumulated other comprehensive loss related to derivatives are indirectly recognized in earnings as periodic settlement payments are made throughout the term of the swaps.

The table below presents the fair value of our derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2022 and December 31, 2021 as follows (in millions):

		December 31, 2022	December 31, 2021
Derivatives designated as	Balance Sheet Location	Fair Value
Cash flow hedging contracts	Other current and noncurrent liabilities	$—	25

The amount of unrealized losses recognized in accumulated other comprehensive loss consists of the following (in millions):

Derivatives designated as hedging instruments	2022	2021	2020
Cash flow hedging contracts
Years Ended December 31,	$—	1	115

The amount of realized losses reclassified from accumulated other comprehensive loss to the statement of operations consists of the following (in millions):

Derivatives designated as hedging instruments	2022	2021	2020
Cash flow hedging contracts
Years Ended December 31,	$22	83	62

Amounts included in accumulated other comprehensive loss at the beginning of the period were reclassified into earnings upon the settlement of the cash flow hedging contracts on March 31, 2022 and June 30, 2022. During the year ended December 31, 2022, $19 million of net losses on the interest rate swaps have been reflected in our consolidated statements of operations upon settlement of the agreements in the first half of 2022.

(16)    Income Taxes

The components of the income tax expense are as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income tax expense:
Federal
Current	$838	5	5
Deferred	(332)	514	338
State
Current	283	42	50
Deferred	(191)	72	55
Foreign
Current	32	23	29
Deferred	(73)	12	(27)
Total income tax expense	$557	668	450

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of operations:
Attributable to income	$557	668	450
Stockholders' equity:
Tax effect of the change in accumulated other comprehensive loss	$297	222	17

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2022	2021	2020
	(Percentage of pre-tax (loss) income)
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal income tax benefit	(8.8)%	3.3%	(10.8)%
Goodwill impairment	(68.9)%	—%	(71.0)%
Change in liability for unrecognized tax position	(0.2)%	0.1%	(0.6)%
Legislative changes to Global Intangible Low-Taxes Income ("GILTI")	—%	—%	1.8%
Nondeductible executive stock compensation	(0.1)%	0.2%	(1.6)%
Change in valuation allowance	0.9%	—%	2.6%
Net foreign income taxes	3.0%	0.6%	(0.6)%
Research and development credits	1.1%	(0.5)%	1.6%
Divestitures of businesses(1)	(4.0)%	—%	—%
Other, net	(0.2)%	—%	0.1%
Effective income tax rate	(56.2)%	24.7%	(57.5)%
_______________________________________________________________________________
(1)Includes GILTI incurred as a result of the sale of our Latin American business.

The effective tax rate for the year ended December 31, 2022 includes a $682 million unfavorable impact of non-deductible goodwill impairments and $128 million unfavorable impact related to incurring GILTI as a result of the sale of our Latin American business. The effective tax rate for the year ended December 31, 2020 includes a $555 million unfavorable impact of non-deductible goodwill impairments, a $14 million favorable impact in tax regulations passed in 2020 allowing a high tax exception related to our tax exposure of to GILTI, as well as a $20 million benefit related to the release of previously established valuation allowances against capital losses.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	As of December 31,
	2022(1)	2021(1)
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$725	978
Net operating loss carryforwards	871	2,463
Other employee benefits	85	96
Other	519	554
Gross deferred tax assets	2,200	4,091
Less valuation allowance	(550)	(1,566)
Net deferred tax assets	1,650	2,525
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,046)	(3,941)
Goodwill and other intangible assets	(1,634)	(2,473)
Gross deferred tax liabilities	(4,680)	(6,414)
Net deferred tax liability	$(3,030)	(3,889)
_______________________________________________________________________________
(1)Excludes $138 million of deferred tax assets and $38 million of deferred tax liabilities related to the EMEA business that were classified as held for sale as of December 31, 2022. Excludes $46 million of deferred tax assets and $129 million of deferred tax liabilities related to the Latin American business sold on August 1, 2022 that were classified as held for sale as of December 31, 2021. There were no material deferred tax amounts classified as held for sale related to the ILEC business.

Of the $3.0 billion and $3.9 billion net deferred tax liability at December 31, 2022 and 2021, respectively, $3.2 billion and $4.0 billion is reflected as a long-term liability and $133 million and $160 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets at December 31, 2022 and 2021, respectively.

Income taxes payable as of December 31, 2022 and 2021 were $943 million and $3 million, respectively. The increase to our payable in the current period is primarily driven by the sale of our Latin American and ILEC businesses.

At December 31, 2022, we had federal NOLs of $1.0 billion, net of expirations from Section 382 limitations and uncertain tax positions, for U.S. federal income tax purposes. We expect to use substantially all of these tax attributes to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances. Our ability to use these NOLs is subject to annual limits imposed by Section 382. As a result, we anticipate that our cash income tax liabilities will increase substantially in future periods. If unused, the NOLs will expire between 2028 and 2033. The federal NOLs will expire as follows:

Expiring	Amount
December 31,	(Dollars in millions)
2028	572
2029	645
2030	668
2031	733
2032	348
2033	238
NOLs per return	3,204
Uncertain tax positions	(2,190)
Financial NOLs	$1,014

At December 31, 2022 we had state net operating loss carryforwards of $13 billion (net of uncertain tax positions). Our acquisitions of Level 3, Qwest and SAVVIS, Inc. caused "ownership changes" within the meaning of Section 382 for the acquired companies. As a result, our ability to use these NOLs and tax credits are subject to annual limits imposed by Section 382.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2022, a valuation allowance of $550 million was established as it is more likely than not that this amount of net operating loss, capital loss and tax credit carryforwards will not be utilized prior to expiration. Our valuation allowance at December 31, 2022 and 2021 is primarily related to NOL carryforwards. This valuation allowance decreased by $1.0 billion during 2022, primarily due to the impact of adjustments related to the planned divestiture of our EMEA business, including classification of a portion of the valuation allowance as held for sale.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) from January 1 to December 31 for 2022 and 2021 is as follows:

	2022	2021
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$1,375	1,474
Increase in tax positions of the current year netted against deferred tax assets	—	1
Increase in tax positions of prior periods netted against deferred tax assets	—	—
Decrease in tax positions of the current year netted against deferred tax assets	—	(101)
Decrease in tax positions of prior periods netted against deferred tax assets	(661)	(1)
Increase in tax positions taken in the current year	634	4
(Decrease) increase in tax positions taken in the prior year	(3)	2
Decrease due to payments/settlements	—	(3)
Decrease from the lapse of statute of limitations	—	(1)
Decrease related to divestitures of businesses	$(27)	—
Unrecognized tax benefits at end of year	$1,318	$1,375

The total amount (including both interest and any related federal benefit) of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $847 million and $273 million at December 31, 2022 and 2021, respectively.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $26 million and $24 million at December 31, 2022 and 2021, respectively.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $1 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(17)    Segment Information

We report our results within two segments: Business and Mass Markets.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under four distinct sales channels: International and Global Accounts, Large Enterprise, Mid-Market Enterprise and Wholesale. As previously disclosed, we plan to update these sales channels beginning with our first quarterly report filed after this annual report. For Business segment revenue, we report the following product categories: Compute and Application Services, IP and Data Services, Fiber Infrastructure Services and Voice and Other, in each case through the sales channels outlined above. The Business segment included the results of our Latin American business prior to it being sold on August 1, 2022.

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

The following tables summarize our segment results for 2022, 2021 and 2020 based on the segment categorization we were operating under at December 31, 2022.

	Year Ended December 31, 2022
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:	$13,039	4,439	17,478	—	17,478
Expenses:
Cost of services and products	3,260	123	3,383	4,485	7,868
Selling, general and administrative	1,101	562	1,663	1,415	3,078
Gain on sale of businesses	—	—	—	(773)	(773)
Loss on disposal groups held for sale	—	—	—	700	700
Less: stock-based compensation	—	—	—	(98)	(98)
Total expense	4,361	685	5,046	5,729	10,775
Total adjusted EBITDA	$8,678	3,754	12,432	(5,729)	6,703

	Year Ended December 31, 2021
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:	$14,119	5,568	19,687	—	19,687
Expenses:
Cost of services and products	3,488	153	3,641	4,847	8,488
Selling, general and administrative	1,178	539	1,717	1,178	2,895
Less: stock-based compensation	—	—	—	(120)	(120)
Total expense	4,666	692	5,358	5,905	11,263
Total adjusted EBITDA	$9,453	4,876	14,329	(5,905)	8,424

	Year Ended December 31, 2020
	Business	Mass Markets	Total Segments	Operations and Other	Total
	(Dollars in millions)
Revenue:	$14,808	5,904	20,712	—	20,712
Expenses:
Cost of services and products	3,661	201	3,862	5,072	8,934
Selling, general and administrative	1,262	581	1,843	1,621	3,464
Less: stock-based compensation	—	—	—	(175)	(175)
Total expense	4,923	782	5,705	6,518	12,223
Total adjusted EBITDA	$9,885	5,122	15,007	(6,518)	8,489

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:

•network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, all of which are reported as "Operations and Other" in the tables above, and "Operations and other expenses" in the table below;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net (loss) income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Total segment adjusted EBITDA	$12,432	14,329	15,007
Depreciation and amortization	(3,239)	(4,019)	(4,710)
Goodwill impairment	(3,271)	—	(2,642)
Operations and other expenses	(5,729)	(5,905)	(6,518)
Stock-based compensation	(98)	(120)	(175)
Operating income	95	4,285	962
Total other expense, net	(1,086)	(1,584)	(1,744)
(Loss) income before income taxes	(991)	2,701	(782)
Income tax expense	557	668	450
Net (loss) income	$(1,548)	2,033	(1,232)

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

Irrespective of its merits, litigation may be both lengthy and disruptive to our operations and could cause significant expenditure and diversion of management attention. We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously-established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Amounts accrued for our litigation and non-income tax contingencies at December 31, 2022 and December 31, 2021 aggregated to approximately $88 million and $103 million, respectively, and are included in other current liabilities, other liabilities, or liabilities held for sale in our consolidated balance sheets as of such dates. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

In December 2020, the Staff of the WUTC filed a complaint against us based on the December 2018 outage, seeking penalties owed for alleged violations of Washington regulations and laws. The matter was tried before the WUTC in December 2022 and we await a decision by the WUTC.

AT&T Proceedings

In August 2022, certain of our subsidiaries filed a complaint in federal district court in Colorado captioned Central Telephone Company of Virginia, et al, v. AT&T Corp., et al. The suit seeks relief and damages for AT&T’s failure to pay amounts for services it receives. AT&T disputes those claims and has asserted counterclaims alleging breach of contract and seeking declaratory relief. It has requested the court to enjoin the plaintiffs from terminating services for failure to pay, and it has requested the court transfer the case to federal court in the southern district of New York for further proceedings. Also in August 2022, AT&T filed a separate lawsuit in federal court in the western district of Louisiana against Central Telephone Company of Virginia and other of our subsidiaries alleging, among other claims, breach of contract provisions pertaining to network architecture. The Lumen plaintiff entities dispute AT&T’s claims.

Latin American Tax Litigation and Claims

In connection with the recent divestiture of our Latin American business, the purchaser assumed responsibility for the Peruvian tax litigation and Brazilian tax claims described in our prior periodic reports filed with the SEC. We have agreed to indemnify the purchaser for amounts paid in respect of the Brazilian tax claims. The value of this indemnification is included in the indemnification amount as disclosed in Note 14—Fair Value of Financial Instruments.

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

Right-of-Way

At December 31, 2022, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

Future Rental Commitments and ROW Agreements
(Dollars in millions)
2023	$183
2024	76
2025	66
2026	62
2027	60
2028 and thereafter	667
Total future minimum payments	$1,114

Purchase Commitments

We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $1.4 billion at December 31, 2022. Of this amount, we expect to purchase $646 million in 2023, $513 million in 2024 through 2025, $90 million in 2026 through 2027 and $153 million in 2028 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2022.

Amounts included in the Right-of-Way table and in the purchase commitments disclosed above are inclusive of contractual obligations related to our EMEA business to be divested.

(19)    Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	As of December 31,
	2022	2021
	(Dollars in millions)
Prepaid expenses	$319	295
Income tax receivable	—	22
Materials, supplies and inventory	236	96
Contract assets	20	45
Contract acquisition costs	123	142
Contract fulfillment costs	100	106
Note receivable	—	56
Receivable for sale of land	—	56
Other	5	11
Total other current assets(1)	$803	829
______________________________________________________________________
(1)Excludes $59 million of other current assets related to the EMEA business that were classified as held for sale as of December 31, 2022. Excludes $126 million of other current assets related to the Latin American and ILEC businesses sold on August 1, 2022 and October 3, 2022, respectively, that were classified as held for sale as of December 31, 2021.

Included in accounts payable at December 31, 2022 and 2021 were $265 million and $248 million, respectively, associated with capital expenditures.

(20) Repurchases of Lumen Common Stock

Effective November 2, 2022, our Board of Directors authorized a new two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the year ended December 31, 2022, we repurchased under this program 33 million shares of our outstanding common stock in the open market for an aggregate market price of $200 million, or an average purchase price of $6.07 per share. All repurchased common stock has been retired. As a result, common stock and additional paid-in capital were reduced as of December 31, 2022 by $33 million and $167 million, respectively.

On August 3, 2021, our Board of Directors authorized a 24-month program to repurchase up to an aggregate of $1.0 billion of our outstanding common stock. During the year ended December 31, 2021, we repurchased under this program 80.9 million shares of our outstanding common stock in the open market for an aggregate market price of $1.0 billion, or an average purchase price of $12.36 per share, thereby fully exhausting the program. All repurchased common stock has been retired. As a result, common stock and additional paid-in capital were reduced as of December 31, 2021 by $81 million and $919 million, respectively.

We expect repurchases made in 2023 and beyond to be subject to a non-deductible 1% excise tax on the fair market value of the stock under the Inflation Reduction Act of 2022.

(21)    Accumulated Other Comprehensive Loss

Information Relating to 2022

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2022:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)
Other comprehensive income (loss) before reclassifications	98	473	(134)	—	437
Amounts reclassified from accumulated other comprehensive loss	494	(1)	112	17	622
Net current-period other comprehensive income (loss)	592	472	(22)	17	1,059
Balance at December 31, 2022	$(985)	308	(422)	—	(1,099)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2022:

Year Ended December 31, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$22	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$17

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$121	Other income (expense), net
Prior service cost	(2)	Other income (expense), net
Reclassification of net actuarial loss and prior service credit to gain on the sale of business	539	Gain on sale of businesses
Total before tax	658
Income tax benefit	(165)	Income tax expense
Net of tax	$493

Reclassification of realized loss on foreign currency translation to gain on the sale of business	$112	Gain on sale of businesses
Income tax benefit	—	Income tax expense
Net of tax	$112
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

Information Relating to 2021

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2021:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2020	$(2,197)	(272)	(265)	(79)	(2,813)
Other comprehensive loss before reclassifications	197	94	(135)	(1)	155
Amounts reclassified from accumulated other comprehensive loss	423	14	—	63	500
Net current-period other comprehensive income (loss)	620	108	(135)	62	655
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2021:

Year Ended December 31, 2021	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swap	$83	Interest expense
Income tax benefit	(20)	Income tax expense
Net of tax	$63

Amortization of pension & post-retirement plans (1)
Net actuarial loss	$190	Other income (expense), net
Settlement charge	383	Other income (expense), net
Prior service cost	6	Other income (expense), net
Total before tax	579
Income tax benefit	(142)	Income tax expense
Net of tax	$437
________________________________________________________________________
(1)See Note 11—Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

(22)    Labor Union Contracts

As of December 31, 2022, approximately 20% of our employees were represented by the Communication Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). None of our collective bargaining agreements were in expired status as of December 31, 2022. Approximately 9% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending December 31, 2023.

(23)    Dividends

Our Board of Directors declared the following dividends payable in 2022 and 2021:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
August 18, 2022	8/30/2022	$0.25	$253	9/9/2022
May 19, 2022	5/31/2022	0.25	253	6/10/2022
February 24, 2022	3/8/2022	0.25	253	3/18/2022
November 18, 2021	11/29/2021	0.25	251	12/10/2021
August 19, 2021	8/30/2021	0.25	264	9/10/2021
May 20, 2021	6/1/2021	0.25	272	6/11/2021
February 25, 2021	3/8/2021	0.25	276	3/19/2021

The declaration of dividends is solely at the discretion of our Board of Directors. On November 2, 2022, we announced that our Board had terminated our quarterly cash dividend program. Under this revised capital allocation policy, the company plans to continue to invest in growth initiatives.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of December 31, 2022, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting and reporting for the completed divestitures of our Latin American and ILEC businesses and the planned divestiture of our EMEA business, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2022. The effectiveness of our internal control over financial reporting at December 31, 2022 has been audited by KPMG LLP, as stated in their report entitled "Opinion on Internal Control Over Financial Reporting" appearing in Item 8, which is incorporated into this item by reference.

Management’s Report on the Consolidated Financial Statements

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements for the year ended December 31, 2022. The consolidated financial statements included in this report have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts determined using our best judgments and estimates.

Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed an unqualified opinion on the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

ITEM 9B. OTHER INFORMATION

Not applicable.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	16,264,108	(1)	$—	(2)	18,548,542
Equity compensation plans not approved by shareholders	—		—		—
Totals	16,264,108	(1)	$—	(2)	18,548,542
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

2.2*	Agreement, dated as of February 8, 2023, by and among certain affiliates of Lumen Technologies, Inc., and Colt Technology Services Group Limited.
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

(iv).
Seventh Supplemental Indenture, dated as of March 12, 2012, by and between CenturyLink, Inc. and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.65% Senior Notes, Series U, due 2042 (incorporated by reference to Exhibit 4.1 to CenturyLink's Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 12, 2012).

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

4.6	Instruments relating to indebtedness of subsidiaries of Qwest Communications International, Inc.(1)
a.
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago, under which Qwest Corporation's 7.375% Notes due 2030 were issued (incorporated by reference to Exhibit 4.2 to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 001-03040) filed with the Securities and Exchange Commission on January 13, 2004).

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

b.
Indenture, dated as of April 15, 1990, by and between Northwestern Bell Telephone Company (predecessor to Qwest Corporation) and The First National Bank of Chicago, under which Qwest Corporation's 7.250% Notes due 2025 and 7.750% Notes due 2030 were issued (incorporated by reference to Exhibit 4.5(b) to CenturyLink, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2012 (File No. 001-07784) filed with the Securities and Exchange Commission on May 10, 2012).

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

(ii).
Seventeenth Supplemental Indenture dated as of April 27, 2017, by and between Qwest Corporation and U.S. Bank National Association, designating and outlining the terms and conditions of Qwest Corporation's 6.750% Notes due 2057 (incorporated by reference to Exhibit 4.18 to Qwest Corporation’s Form 8-A (File No. 03040) filed with the Securities and Exchange Commission on April 27, 2017).

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

b.
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

c.
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

d.
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

(i).
First Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, designating and outlining the terms and conditions of Level 3 Communications, LLC’s unsecured guarantee of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(h)(i) to Lumen Technologies, Inc.'s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

Exhibit Number	Description
(ii).
Second Supplemental Indenture, dated as of May 7, 2021, among Level 3 Parent, LLC, as guarantor, Level 3 Communications, LLC, as guarantor, Level 3 Financing, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the subordination in any bankruptcy, liquidation or winding up proceeding of the guarantee by Level 3 Communications, LLC of the 3.750% Sustainability-Linked Senior Notes due 2029 of Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.8(h)(ii) to Lumen Technologies, Inc.'s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

g.
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

(i).
Form of Restricted Stock Agreement for annual equity grants to non-management directors beginning in 2018 (incorporated by reference to Exhibit 10.1A to CenturyLink, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (File No. 001-07784) filed with the Securities and Exchange Commission on August 9, 2018).

(ii)
Form of RSU Agreement for annual time-based equity grants to Jeffrey K. Storey (incorporated by reference to Exhibit 10.2(vi) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

(iii)
Form of RSU Agreement for annual performance-based equity grants to Jeffrey K. Storey (incorporated by reference to Exhibit 10.2(vii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

(iv)
Form of Restricted Stock Agreement for annual time-based equity grants to certain executive officers (other than Jeffrey K. Storey) (incorporated by reference to Exhibit 10.2(viii) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

(v)
Form of Restricted Stock Agreement for annual performance-based equity grants to certain executive officers (other than Jeffrey K. Storey) (incorporated by reference to Exhibit 10.2(ix) to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

		(vi)*	Form of Restricted Stock Agreement for annual time-based equity grants to Kate Johnson
		(vii)*	Restricted Stock Agreement for sign-on time-based award to Kate Johnson on November 7, 2022.
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

Exhibit Number	Description
10.5+*	Lumen Technologies, Inc. Short-Term Incentive Plan - Annual.
10.6+
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

10.8+*	Change of Control Agreement, by and between Kate Johnson and Lumen Technologies, Inc
10.9+
Form of Change of Control Agreement, effective January 1, 2011 between CenturyLink, Inc. and each of its other executive officers (incorporated by reference to Exhibit 10.12 to CenturyLink, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-07784) filed with the Securities and Exchange Commission on March 1, 2011).

10.10+
Amended and Restated Lumen Executive Severance Plan, effective October 10, 2017 (with updated exhibits and branding as of October 2020) (incorporated by reference to Exhibit 10.11 to Lumen Technologies, Inc.’s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

10.11+
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

10.12+
Offer letter between CenturyLink, Inc. and Jeffrey K. Storey, effective May 23, 2018 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784), filed with the Securities and Exchange Commission on May 25, 2018, which amended, restated and superseded the offer letter between CenturyLink, Inc. and Jeffrey K. Storey, effective April 27, 2017 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 1, 2017).

10.13+
Offer letter between CenturyLink, Inc. and Indraneel Dev, effective November 6, 2018 (incorporated by reference to Exhibit 10.1 to CenturyLink, Inc.’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on November 7, 2018).

10.14+
Offer Letter dated September 12, 2022 between Lumen Technologies, Inc. and Kate Johnson (incorporated by reference to Exhibit 10.1 to Lumen Technologies, Inc.'s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on September 13, 2022).

10.15+
Offer Letter dated March 24, 2022 between Lumen Technologies, Inc. and Christopher D. Stansbury (incorporated by reference to Exhibit 10.1 to Lumen Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 001-07784) filed with the Securities and Exchange Commission on May 4, 2022).

10.16+
Lumen Supplemental Savings Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to Lumen Technologies, Inc.'s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (File No. 001-07784) filed with the Securities and Exchange Commission on May 4, 2022).

10.17+
Lumen Non-Employee Director Deferred Compensation Plan, effective April 18, 2019 (updated for branding as of October 2020) (incorporated by reference to Exhibit 10.15 to Lumen Technologies, Inc.'s Annual Report on Form 10-K (File No. 001-07784) filed with the Securities and Exchange Commission on February 24, 2022).

Exhibit Number	Description
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

10.19+*	Retention Letter between Lumen Technologies, Inc. and Shaun Andrews, dated December 9, 2022
10.20+*	Retention Letter between Lumen Technologies, Inc. and Stacey Goff, dated December 9, 2022
21*	Subsidiaries of Lumen Technologies, Inc.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the annual report on Form 10-K of Lumen Technologies, Inc. for the period ended December 31, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
*    Exhibit filed herewith.
+    Indicates a management contract or compensatory plan or arrangement.
_______________________________________________________________________________
(1)Certain of the items in Sections 4.5, 4.6 and 4.7 (i) omit supplemental indentures or other instruments governing debt that has been retired, or (ii) refer to trustees who may have been replaced, acquired or affected by similar changes. In accordance with applicable rules of the SEC, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Additional documentation regarding the credit agreement of Level 3 Parent, LLC and its affiliates is available in reports filed by Level 3 Parent, LLC with the Securities and Exchange Commission.

ITEM 16. SUMMARY OF BUSINESS AND FINANCIAL INFORMATION

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Lumen Technologies, Inc.
Date: February 23, 2023	By:	/s/ Andrea Genschaw
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

Signature	Title	Date
/s/ Kate Johnson	President and Chief Executive Officer	February 23, 2023
Kate Johnson
/s/ T. Michael Glenn	Non-Executive Chairman of the Board	February 23, 2023
T. Michael Glenn
/s/ W. Bruce Hanks	Non-Executive Vice Chairman of the Board	February 23, 2023
W. Bruce Hanks
/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer	February 23, 2023
Chris Stansbury
/s/ Andrea Genschaw	Senior Vice President, Controller (Principal Accounting Officer)	February 23, 2023
Andrea Genschaw
/s/ Quincy L. Allen	Director	February 23, 2023
Quincy L. Allen
/s/ Martha Helena Bejar	Director	February 23, 2023
Martha Helena Bejar
/s/ Peter C. Brown	Director	February 23, 2023
Peter C. Brown
/s/ Kevin P. Chilton	Director	February 23, 2023
Kevin P. Chilton
/s/ Steven T. "Terry" Clontz	Director	February 23, 2023
Steven T. "Terry" Clontz
/s/ Hal Stanley Jones	Director	February 23, 2023
Hal Stanley Jones
/s/ Michael Roberts	Director	February 23, 2023
Michael Roberts
/s/ Laurie Siegel	Director	February 23, 2023
Laurie Siegel