Form 10-Q
period 2023-03-31
Lumen Technologies, Inc.
filed 2023-05-02
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On April 28, 2023, there were 1,004,325,546 shares of common stock outstanding.

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

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout goals, strengthening our relationships with customers and attaining projected cost savings;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

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

•our ability to successfully maintain the quality and profitability of our existing product and service offerings, to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

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

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords and financial institutions;

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits, and other items on favorable terms;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,738	4,676
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,817	1,985
Selling, general and administrative	721	800
Loss on disposal group held for sale	77	—
Depreciation and amortization	733	808
Total operating expenses	3,348	3,593
OPERATING INCOME	390	1,083
OTHER INCOME (EXPENSE)
Interest expense	(279)	(352)
Net gain on early retirement of debt (Note 6)	609	—
Other (expense) income, net	(40)	70
Total other income (expense), net	290	(282)
INCOME BEFORE INCOME TAXES	680	801
Income tax expense	169	202
NET INCOME	$511	599
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.52	0.59
DILUTED	$0.52	0.59
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	981,555	1,008,430
DILUTED	982,283	1,015,215
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
NET INCOME	$511	599
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(5) and $(9) tax	15	28
Change in net prior service cost, net of $1 and $— tax	(3)	(1)
Reclassification of realized loss on interest rate swaps to net income, net of $— and $(5) tax	—	17
Foreign currency translation adjustment, net of $(6) and $10 tax	18	67
Other comprehensive income	30	111
COMPREHENSIVE INCOME	$541	710
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,148	1,251
Accounts receivable, less allowance of $84 and $85	1,432	1,477
Assets held for sale	1,946	1,889
Other	879	803
Total current assets	5,405	5,420
Property, plant and equipment, net of accumulated depreciation of $20,291 and $19,886	19,321	19,166
GOODWILL AND OTHER ASSETS
Goodwill	12,657	12,657
Other intangible assets, net	6,034	6,166
Other, net	2,113	2,172
Total goodwill and other assets	20,804	20,995
TOTAL ASSETS	$45,530	45,581
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$153	154
Accounts payable	1,131	950
Accrued expenses and other liabilities
Salaries and benefits	590	692
Income and other taxes	1,303	1,158
Current operating lease liabilities	326	344
Interest	88	181
Other	178	277
Liabilities held for sale	472	451
Current portion of deferred revenue	607	596
Total current liabilities	4,848	4,803
LONG-TERM DEBT	19,743	20,418
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,200	3,163
Benefit plan obligations, net	2,358	2,391
Deferred revenue	1,808	1,758
Other	2,578	2,611
Total deferred credits and other liabilities	9,944	9,923
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,004,870 and 1,001,688 shares	1,005	1,002
Additional paid-in capital	18,094	18,080
Accumulated other comprehensive loss	(1,069)	(1,099)
Accumulated deficit	(7,035)	(7,546)
Total stockholders' equity	10,995	10,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,530	45,581
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$511	599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	733	808
Loss on disposal group held for sale	77	—
Deferred income taxes	46	179
Provision for uncollectible accounts	27	25
Net gain on early retirement of debt	(609)	—
Unrealized loss (gain) on investments	80	(66)
Stock-based compensation	14	23
Changes in current assets and liabilities:
Accounts receivable	14	131
Accounts payable	(8)	(38)
Accrued income and other taxes	143	34
Other current assets and liabilities, net	(374)	(376)
Retirement benefits	(15)	(38)
Changes in other noncurrent assets and liabilities, net	(16)	39
Other, net	(28)	55
Net cash provided by operating activities	595	1,375
INVESTING ACTIVITIES
Capital expenditures	(640)	(577)
Proceeds from sale of property, plant and equipment, and other assets	23	6
Other, net	1	2
Net cash used in investing activities	(616)	(569)
FINANCING ACTIVITIES
Payments of long-term debt	(61)	(1,474)
Net payments on revolving line of credit	—	1,000
Dividends paid	(8)	(271)
Other, net	(17)	(31)
Net cash used in financing activities	(86)	(776)
Net (decrease) increase in cash, cash equivalents and restricted cash	(107)	30
Cash, cash equivalents and restricted cash at beginning of period	1,307	409
Cash, cash equivalents and restricted cash at end of period	$1,200	439
Supplemental cash flow information:
Income taxes paid, net	$(96)	(10)
Interest paid (net of capitalized interest of $21 and $16)	$(363)	(386)
Supplemental noncash information regarding financing activities:
Cancellation of senior unsecured notes as part of exchange offers (Note 6)	(1,535)	—
Issuance of senior secured notes as part of exchange offers (Note 6)	$915	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,148	366
Cash and cash equivalents and restricted cash included in Assets held for sale	41	59
Restricted cash included in Other current assets	—	2
Restricted cash included in Other, net noncurrent assets	11	12
Total	$1,200	439
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,002	1,024
Issuance of common stock through incentive and benefit plans	3	9
Balance at end of period	1,005	1,033
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,080	18,972
Shares withheld to satisfy tax withholdings	(4)	(28)
Stock-based compensation	14	23
Dividends declared	—	(272)
Other	4	—
Balance at end of period	18,094	18,695
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,099)	(2,158)
Other comprehensive income	30	111
Balance at end of period	(1,069)	(2,047)
ACCUMULATED DEFICIT
Balance at beginning of period	(7,546)	(5,998)
Net income	511	599
Balance at end of period	(7,035)	(5,399)
TOTAL STOCKHOLDERS' EQUITY	$10,995	12,282
DIVIDENDS DECLARED PER COMMON SHARE	$—	0.25
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

(1) Background

General

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our ever-evolving digital world. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs securely to meet immediate demands, create efficiencies, accelerate market access and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2022, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category and sales channel in our segment reporting. See Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in other under deferred credits and other liabilities on our consolidated balance sheets.

There were no book overdrafts included in accounts payable at March 31, 2023 or December 31, 2022.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update ("ASU") ASU 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact to our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have any impact to our consolidated financial statements.

Derivatives and Hedging

On January 1, 2023, we adopted ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging-Portfolio Layer Method” ("ASU 2022-01"). The ASU expands the current single-layer method to allow multiple hedged layers of a single closed portfolio under the method. The adoption of ASU 2022-01 did not have any impact to our consolidated financial statements.

Business Combinations

On January 1, 2023, we adopted ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The adoption of ASU 2021-08 did not have any impact to our consolidated financial statements.

Government Assistance

On January 1, 2022, we adopted ASU 2021-10, "Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” (“ASU 2021-10”). This ASU requires business entities to disclose information about certain types of government assistance they receive. The ASU only impacts annual financial statement note disclosures. The adoption of ASU 2021-10 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2023-02 to have an impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2023-01 to have an impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of March 31, 2023, we do not expect ASU 2022-03 to have an impact to our consolidated financial statements.

(2) Planned Divestiture of the EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type including various indemnities. Level 3 Parent, LLC expects to close the transaction as early as late 2023, subject to receiving all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or if any of our other assumptions prove to be incorrect.

We do not believe this divestiture represents a strategic shift for Lumen. Therefore, the planned divestiture of the EMEA business does not meet the criteria to be classified as discontinued operations. As a result, we will continue to report our operating results for the EMEA business (the "disposal group") in our consolidated operating results until the transaction is closed.

As of March 31, 2023 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $72 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three months ended March 31, 2023 if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which requires an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of our impairment tests, we determined the EMEA business disposal group was impaired resulting in a non-cash, non-tax-deductible goodwill impairment charge of $43 million. We evaluated the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, and recorded an estimated loss on disposal of $660 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. As a result of our evaluation of the recoverability of the carrying value of the EMEA assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, as of March 31, 2023, we recorded an additional $77 million estimated loss on disposal during the three months ended March 31, 2023 and increased the valuation allowance by the same amount. In future quarters, we will conduct similar evaluations and to adjust the valuation allowance for the EMEA assets held for sale, as necessary.

The principal components of the held for sale assets and liabilities of the EMEA business as of the dates below are as follows:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$40	43
Accounts receivable, less allowance of $5 and $5	85	76
Other current assets	70	59
Property, plant and equipment, net of accumulated depreciation of $1,047 and $1,033	1,934	1,873
Customer relationships and other intangible assets, net	103	100
Operating lease assets	170	156
Valuation allowance on assets held for sale(1)	(737)	(660)
Deferred tax assets	154	138
Other non-current assets	39	38
Total assets held for sale	$1,858	1,823

Liabilities held for sale
Accounts payable	$74	78
Salaries and benefits	13	23
Current portion of deferred revenue	37	28
Current operating lease liabilities	38	33
Other current liabilities	33	28
Deferred income taxes, net	45	38
Asset retirement obligations	31	30
Deferred revenue, non-current	96	85
Operating lease liabilities, non-current	100	103
Total liabilities held for sale	$467	446
______________________________________________________________________
(1)Includes the impact of $369 million and $365 million as of March 31, 2023 and December 31, 2022, respectively, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2023(1)	December 31, 2022(1)
	(Dollars in millions)
Goodwill	$12,657	12,657
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $3,771 and $3,606	4,409	4,574
Capitalized software, less accumulated amortization of $3,801 and $3,895(2)	1,519	1,482
Trade names, patents and other, less accumulated amortization of $61 and $188(2)	97	101
Total other intangible assets, net	$6,034	6,166
______________________________________________________________________
(1)    These values exclude assets classified as held for sale.
(2)    Certain capitalized software with a gross carrying value of $183 million and trade names with a gross carrying value of $130 million became fully amortized during 2022 and were retired during the three months ended March 31, 2023.

As of March 31, 2023, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $26.3 billion.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. We report our results within two segments: Business and Mass Markets. See Note 11—Segment Information for more information on these segments. The amount of goodwill assigned to our Business segment as of both March 31, 2023 and December 31, 2022 was $7.9 billion. The amount of goodwill assigned to our Mass Markets segment as of both March 31, 2023 and December 31, 2022 was $4.8 billion. Total goodwill as of both March 31, 2023 and December 31, 2022 was net of accumulated impairment losses of $11.0 billion.

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

As of March 31, 2023, we have three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business and (iii) Asia Pacific region. Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2023 and 2022 totaled $260 million and $274 million, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as held for sale on our March 31, 2023 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of the business to be divested. See Note 2—Planned Divestiture of the EMEA Business for more information.

(Dollars in millions)
2023 (remaining nine months)	$720
2024	891
2025	832
2026	787
2027	704

(4) Revenue Recognition

Product and Service Categories

We categorize our products and services revenue among the following categories for the Business segment:

•Grow, which includes products and services that we anticipate will grow, including our dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), secure access service edge ("SASE"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services; and

•Other, which includes equipment, IT solutions and other services.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides total revenue by segment, sales channel and product category. It also provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the table below include revenue for the Latin American and ILEC businesses prior to their sales on August 1, 2022 and October 3, 2022, respectively. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these divestitures.

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$550	(79)	471	653	(103)	550
Nurture	375	—	375	454	—	454
Harvest	207	—	207	276	—	276
Other	62	(1)	61	59	(2)	57
Total Large Enterprise Revenue	1,194	(80)	1,114	1,442	(105)	1,337
Mid-Market Enterprise
Grow	196	(7)	189	185	(8)	177
Nurture	211	—	211	241	—	241
Harvest	100	(1)	99	140	(2)	138
Other	8	(2)	6	7	—	7
Total Mid-Market Enterprise Revenue	515	(10)	505	573	(10)	563
Public Sector
Grow	116	(19)	97	115	(27)	88
Nurture	106	—	106	131	—	131
Harvest	99	—	99	124	(1)	123
Other	109	—	109	109	—	109
Total Public Sector Revenue	430	(19)	411	479	(28)	451
Wholesale
Grow	266	(71)	195	233	(67)	166
Nurture	213	(6)	207	267	(7)	260
Harvest	333	(44)	289	407	(58)	349
Other	5	—	5	—	—	—
Total Wholesale Revenue	817	(121)	696	907	(132)	775
Business Segment by Product Category
Grow	1,128	(176)	952	1,186	(205)	981
Nurture	905	(6)	899	1,093	(7)	1,086
Harvest	739	(45)	694	947	(61)	886
Other	184	(3)	181	175	(2)	173
Total Business Segment Revenue	2,956	(230)	2,726	3,401	(275)	3,126
Mass Markets Segment by Product Category
Fiber Broadband	152	(4)	148	145	(5)	140
Other Broadband	369	(33)	336	610	(56)	554
Voice and Other	261	(9)	252	520	(79)	441
Total Mass Markets Revenue	782	(46)	736	1,275	(140)	1,135
Total Revenue	$3,738	(276)	3,462	4,676	(415)	4,261
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

For the three months ended March 31, 2023 and 2022, our gross rental income was $269 million and $337 million, respectively, which represents approximately 7% of our operating revenue for both the three months ended March 31, 2023 and 2022.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables(1)	$1,374	1,424
Contract assets(2)	30	34
Contract liabilities(3)	675	656
______________________________________________________________________
(1)Reflects gross customer receivables of $1.4 billion and $1.5 billion, net of allowance for credit losses of $72 million and $73 million, at March 31, 2023 and December 31, 2022, respectively. These amounts exclude customer receivables, net, classified as held for sale of $85 million at March 31, 2023 and $76 million at December 31, 2022 related to the EMEA business.
(2)These amounts exclude contract assets classified as held for sale of $13 million at March 31, 2023 and $16 million at December 31, 2022 related to the EMEA business.
(3)These amounts exclude contract liabilities classified as held for sale of $57 million at March 31, 2023 and $59 million at December 31, 2022 related to the EMEA business.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue on our consolidated balance sheets. During the three months ended March 31, 2023, we recognized $305 million of revenue that was included in contract liabilities of $715 million as of January 1, 2023, including contract liabilities that were classified as held for sale. During the three months ended March 31, 2022, we recognized $395 million of revenue that was included in contract liabilities of $841 million as of January 1, 2022, including contract liabilities that were classified as held for sale.

Performance Obligations

As of March 31, 2023, we expect to recognize approximately $7.8 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $2.4 billion, $1.9 billion and $3.5 billion, respectively.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)(2)	$202	192	222	186
Costs incurred	36	40	43	40
Amortization	(41)	(35)	(52)	(39)
Change in contract costs held for sale	(5)	(15)	2	—
End of period balance(3)(4)	$192	182	215	187
______________________________________________________________________
(1)Beginning of period balance for the three months ended March 31, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the three months ended March 31, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $34 million and $32 million, respectively (related to both the Latin American business and the ILEC business).
(3)End of period balance for the three months ended March 31, 2023 excludes $11 million of acquisition costs and $15 million fulfillment costs classified as held for sale related to the EMEA business.
(4)End of period balance for the three months ended March 31, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $32 million and $32 million, respectively (related to both the Latin American business and the ILEC business).

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

Deferred acquisition and fulfillment costs are amortized based on the transfer of services on a straight-line basis over the average contract life of approximately 36 months for mass markets customers and 33 months for business customers. Amortized fulfillment costs are included in cost of services and products and amortized acquisition costs are included in selling, general and administrative expenses in our consolidated statements of operations. The amount of these deferred costs that are anticipated to be amortized in the next 12 months are included in other current assets on our consolidated balance sheets. The amount of deferred costs expected to be amortized beyond the next twelve months is included in other noncurrent assets on our consolidated balance sheets. Deferred acquisition and fulfillment costs are assessed for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2023:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2022(1)	$57	28	85
Provision for expected losses	12	15	27
Write-offs charged against the allowance	(12)	(18)	(30)
Recoveries collected	2	—	2
Ending balance at March 31, 2023(1)	$59	25	84
______________________________________________________________________
(1)As of March 31, 2023 and December 31, 2022, these amounts excluded a $5 million allowance for credit losses classified as held for sale related to the EMEA business included in the Business portfolio. See Note 2—Planned Divestiture of the EMEA Business.

(6) Long-Term Debt and Credit Facilities

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	March 31, 2023	December 31, 2022
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility	LIBOR + 2.00%	2025	$—	—
Term Loan A(3)	LIBOR + 2.00%	2025	977	991
Term Loan A-1(3)	LIBOR + 2.00%	2025	279	283
Term Loan B(4)	LIBOR + 2.25%	2027	3,928	3,941
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(5)	LIBOR + 1.75%	2027	2,411	2,411
Senior notes	3.400% - 10.500%	2027 - 2030	2,415	1,500
Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2023 - 2042	2,162	3,722
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.625%	2027 - 2029	3,940	3,940
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(6)	LIBOR + 2.50%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations	Various	Various	306	317
Unamortized discounts, net			(3)	(7)
Unamortized debt issuance costs			(162)	(169)
Total long-term debt			19,896	20,572
Less current maturities			(153)	(154)
Long-term debt, excluding current maturities			$19,743	20,418
______________________________________________________________________
(1)As of March 31, 2023.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Term Loans A and A-1 had interest rates of 6.922% and 6.384% as of March 31, 2023 and December 31, 2022, respectively.
(4)Term Loan B had interest rates of 7.172% and 6.634% as of March 31, 2023 and December 31, 2022, respectively.
(5)The Level 3 Tranche B 2027 Term Loan had interest rates of 6.672% and 6.134% as of March 31, 2023 and December 31, 2022, respectively.
(6)The Qwest Corporation Term Loan had interest rates of 7.422% and 6.640% as of March 31, 2023 and December 31, 2022, respectively.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2023 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years. As a result of classifying our EMEA business as held for sale on our March 31, 2023 consolidated balance sheet, the amounts presented below do not include maturities of the finance lease obligations of that business. See Note 2—Planned Divestiture of the EMEA Business.

(Dollars in millions)
2023 (remaining nine months)	$115
2024	157
2025	1,665
2026	498
2027	9,386
2028 and thereafter	8,240
Total long-term debt	$20,061

Borrowings and Repayments

Pursuant to exchange offers that commenced on March 16, 2023 (the “Exchange Offers”), on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 (the “10.500% Notes”) in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes, which were concurrently cancelled. These transactions resulted in a net reduction in the aggregate principal amount of Lumen’s consolidated indebtedness of approximately $620 million. In addition, we repurchased $24 million of Lumen's outstanding senior unsecured notes during the first quarter of 2023. These above-described transactions resulted in an aggregate gain of $609 million.

The following table sets forth the aggregate principal amount of each series of Lumen’s senior unsecured notes exchanged and retired on March 31, 2023:

Debt	(Aggregate principal amount in millions)
5.625% Senior Notes, Series X, due 2025	$48
7.200% Senior Notes, Series D, due 2025	21
5.125% Senior Notes due 2026	291
6.875% Debentures, Series G, due 2028	52
5.375% Senior Notes due 2029	275
4.500% Senior Notes due 2029	556
7.600% Senior Notes, Series P, due 2039	161
7.650% Senior Notes, Series U, due 2042	131
Total	$1,535

Level 3 Financing, Inc.’s obligations under the 10.500% Notes will be guaranteed on a secured basis by its direct parent, Level 3 Parent, LLC, and certain of its material domestic subsidiaries that guarantee the term loan under Level 3 Financing, Inc.’s existing senior secured credit facility and existing senior secured notes (the “Issuer’s Secured Debt”), subject in certain instances to receipt of regulatory approvals. Such guarantees, when provided by each entity, will be secured by liens on substantially the same collateral that is pledged to secure the Issuer’s Secured Debt.

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

Compliance

As of March 31, 2023, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Subsequent Event - Issuance of Senior Secured Notes

On April 17, 2023, in connection with the Exchange Offers, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Notes in exchange for $19 million aggregate principal amount of Lumen’s senior unsecured notes.

(7) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2022	$11
Accrued to expense	8
Payments, net	(5)
Balance at March 31, 2023	$14

(8) Employee Benefits

For detailed description of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Net periodic benefit expense (income) for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2023	2022(1)
	(Dollars in millions)
Service cost	$6	12
Interest cost	68	52
Expected return on plan assets	(71)	(100)
Recognition of prior service credit	(2)	(3)
Recognition of actuarial loss	25	37
Net periodic pension expense (income)	$26	(2)
______________________________________________________________________
(1)These amounts include pension costs related to the Lumen Pension Plan prior to the sale of the ILEC business on October 3, 2022. For additional information on the Lumen Pension Plan, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Service cost	$1	3
Interest cost	26	15
Recognition of prior service cost	(2)	2
Recognition of actuarial loss	(5)	—
Net periodic post-retirement benefit expense	$20	20

Service costs for our pension plans and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other (expense) income, net on our consolidated statements of operations for the three months ended March 31, 2023 and 2022.

Our Combined Pension Plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. The amount of any future non-cash settlement charges will be dependent on several factors, including the total amount of our future lump sum benefit payments.

Benefits paid by the Combined Pension Plan are paid through a trust that holds the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2023 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any additional contributions and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2023.

(9) Earnings Per Common Share

Basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022 were calculated as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except per share amounts, shares in thousands)
Income (numerator)
Net income	$511	599
Net income applicable to common stock for computing basic earnings per common share	511	599
Net income as adjusted for purposes of computing diluted earnings per common share	$511	599
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,003,666	1,027,217
Non-vested restricted stock	(22,111)	(18,787)
Weighted average shares outstanding for computing basic earnings per common share	981,555	1,008,430
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	718	6,775
Number of shares as adjusted for purposes of computing diluted earnings per common share	982,283	1,015,215
Basic earnings per common share	$0.52	0.59
Diluted earnings per common share	$0.52	0.59

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 21.2 million and 8.2 million for the three months ended March 31, 2023 and 2022, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of March 31, 2023 and December 31, 2022:

		March 31, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Equity securities(1)	1	$3	3	22	22
Long-term debt, excluding finance lease and other obligations	2	19,590	13,439	20,255	17,309
Indemnifications related to the sale of the Latin American business	3	86	86	86	86
______________________________________________________________________
(1)For the three months ended March 31, 2023, we recognized $19 million of loss on equity securities in other (expense) income, net in our consolidated statements of operations.

Investment Held at Net Asset Value

We hold an investment in a limited partnership created as a holding company for various investments, including a portion of the colocation and data center business that we divested in 2017. The limited partnership has sole discretion as to the amount and timing of distributions of the underlying assets. As of March 31, 2023, the underlying investments held by the limited partnership are traded in active markets and as such, we account for our investment in the limited partnership using net asset value ("NAV"). Subject to restrictions imposed by law and other provisions of the limited partnership agreement, the general partner has the sole discretion as to the amounts and timing of distributions of partnership assets to partners. The following table summarizes the net asset value of our investment in this limited partnership.

	As of March 31, 2023	As of December 31, 2022
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$24	85
______________________________________________________________________
(1)For the three months ended March 31, 2023, we recognized $61 million of loss on investment, reflected in other (expense) income, net in our consolidated statements of operations. For the three months ended March 31, 2022, we recognized $66 million of gain on investment, reflected in other (expense) income, net in our consolidated statements of operations.

(11) Segment Information

We report our results within two segments: Business and Mass Markets.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under four distinct sales channels: Large Enterprise, Mid-Market Enterprise, Public Sector and Wholesale. For Business segment revenue, we report the following product categories: Grow, Nurture, Harvest and Other, in each case through the sales channels outlined above. The Business segment included the results of our Latin American and ILEC businesses prior to their sales on August 1, 2022 and October 3, 2022, respectively.

Under our Mass Markets Segment, we provide products and services to residential and small business customers. We report the following categories: Fiber Broadband, Other Broadband and Voice and Other. The Mass Markets segment included the results of our ILEC business prior to its sale on October 3, 2022.

See detailed descriptions of these product and service categories in Note 4—Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and directly associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "other unallocated amounts" in the table below. As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background for additional detail on these changes.

The following tables summarize our segment results for the three months ended March 31, 2023 and 2022, based on the segment categorization we were operating under at March 31, 2023.

	Three Months Ended March 31, 2023
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,956	782
Segment expenses:
Cost of services and products	801	25
Selling, general and administrative	290	325
Total segment expense	1,091	350
Total segment adjusted EBITDA	$1,865	432

	Three Months Ended March 31, 2022
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$3,401	1,275
Segment expenses:
Cost of services and products	812	32
Selling, general and administrative	322	395
Total segment expense	1,134	427
Total segment adjusted EBITDA	$2,267	848

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Business segment adjusted EBITDA	$1,865	2,267
Mass Markets segment adjusted EBITDA	432	848
Other unallocated amounts	(1,160)	(1,201)
Total Adjusted EBITDA	$1,137	1,914

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:

•network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, all of which are reported as "other unallocated amounts" in the table above;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total adjusted EBITDA to net income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net income	$511	599
Income tax expense	169	202
Total other (income) expense, net	(290)	282
Depreciation and amortization	733	808
Stock-based compensation	14	23
Total Adjusted EBITDA	$1,137	1,914

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2023, we had accrued $86 million in the aggregate for our litigation and non-income tax contingencies, which is included in other current liabilities, other liabilities, or liabilities held for sale on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $86 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter.

Principal Proceedings

Shareholder Class Action Suits

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

On March 3, 2023, a purported shareholder of Lumen filed a putative class action complaint captioned Voigt v. Lumen Technologies, Inc., et al., Case 3:23-cv-00286-TAD-KDM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges that Lumen and certain of its current or former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s expansion of its Quantum Fiber business. The complaint seeks money damages, attorneys’ fees and costs, and other relief.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 18—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(13) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	March 31, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$410	319
Materials, supplies and inventory	223	236
Contract assets	18	20
Contract acquisition costs	118	123
Contract fulfillment costs	100	100
Other	10	5
Total other current assets(1)	$879	803
______________________________________________________________________
(1)Excludes $70 million and $59 million of other current assets related to the EMEA business that were classified as held for sale as of March 31, 2023 and December 31, 2022, respectively.

(14) Repurchases of Lumen Common Stock

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended March 31, 2023, we did not repurchase any shares of our outstanding common stock under this program. As of March 31, 2023, we are authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program.

Any repurchases made in 2023 or thereafter will be subject to a non-deductible 1% excise tax on the fair market value of the stock under the Inflation Reduction Act of 2022.

(15) Accumulated Other Comprehensive Loss

Information Relating to 2023

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2023:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$(985)	308	(422)	(1,099)
Other comprehensive income (loss) before reclassifications	—	—	18	18
Amounts reclassified from accumulated other comprehensive loss	17	(5)	—	12
Net current-period other comprehensive income (loss)	17	(5)	18	30
Balance at March 31, 2023	$(968)	303	(404)	(1,069)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2023:

Three Months Ended March 31, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$20	Other (expense) income, net
Prior service credit	(4)	Other (expense) income, net
Total before tax	16
Income tax benefit	(4)	Income tax expense
Net of tax	$12
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2022

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2022:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)
Other comprehensive income (loss) before reclassifications	—	—	67	—	67
Amounts reclassified from accumulated other comprehensive loss	26	1	—	17	44
Net current-period other comprehensive income (loss)	26	1	67	17	111
Balance at March 31, 2022	$(1,551)	(163)	(333)	—	(2,047)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2022:

Three Months Ended March 31, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$22	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$17

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$37	Other (expense) income, net
Prior service cost	(1)	Other (expense) income, net
Total before tax	36
Income tax benefit	(9)	Income tax expense
Net of tax	$27
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit income related to our pension and post-retirement plans.

(16) Labor Union Contracts

As of March 31, 2023, approximately 20% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 1% of our represented employees were subject to collective bargaining agreements that were in expired status as of March 31, 2023, all of which have subsequently been renegotiated. Approximately 9% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending March 31, 2024.

(17) Subsequent Event

Payment of Cash Taxes

In April 2023, we paid approximately $1.0 billion of estimated federal and state taxes, the majority of which relates to our 2022 divestitures.

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

Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this report for factors relating to these statements and "Risk Factors" referenced in Item 1A of Part II of this report or other of our filings with the SEC for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2022 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our ever-evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs securely to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of March 31, 2023, we had approximately 30,000 employees.

Pending Divestiture of our European, Middle Eastern and African Business

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

Impact of COVID-19 Pandemic and the Macroeconomic Environment

Societal, governmental and macroeconomic changes arising out of the COVID-19 pandemic have impacted us, our customers and our business in several ways since March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 39 leased property locations that were underutilized. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated lease costs in future periods. Additionally, as discussed further elsewhere herein, the pandemic and macroeconomic changes arising therefrom have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

The COVID-19 pandemic and other factors have led to increased fiber construction demand combined with increased construction labor rates that have reduced the number of fiber buildout projects that met our internal payback requirement. Over the past couple years, we believe these factors contributed to a delay in our Quantum Fiber buildouts, but otherwise have not had a significant impact on our business results.

We reopened our offices in April 2022 under a "hybrid" working environment, which will permit some of our employees the flexibility to work remotely at least some of the time for the foreseeable future.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview of Sources and Uses of Cash " and (ii) Item 1A of this report.

Reporting Segments

Our reporting segments are currently organized as follows, by customer focus:

•Business Segment: Under our Business segment, we provide our products and services under four sales channels:

◦Large Enterprise: Under our large enterprise sales channel, we provide our products and services to large enterprises, including multinational and global enterprise customers and carriers.

◦Mid-Market Enterprise: Under our mid-market enterprise sales channel, we provide our products and services to medium-sized enterprises directly and through our indirect channel partners.

◦Public Sector: Under our public sector sales channel, we provide our products and services to the public sector, including the U.S. Federal government, state and local governments and research and education institutions.

◦Wholesale: Under our wholesale sales channel, we provide our products and services to a wide range of other communication providers across the wireline, wireless, cable, voice and data center sectors.

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to residential and small business customers. At March 31, 2023, we served 3.0 million broadband subscribers under our Mass Markets segment.

See Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following products and services categories:

•Grow, which includes products and services that we anticipate will grow, including our dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), secure access service edge ("SASE"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services; and

•Other, which includes equipment, IT solutions and other services.

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

Inflation during 2022 placed downward pressure on our margins and macroeconomic uncertainties likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

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

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions, except per share amounts)
Operating revenue	$3,738	4,676
Operating expenses	3,348	3,593
Operating income	390	1,083
Total other income (expense), net	290	(282)
Income before income taxes	680	801
Income tax expense	169	202
Net income	$511	599
Basic earnings per common share	$0.52	0.59
Diluted earnings per common share	$0.52	0.59

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

•increase revenue from our Grow products and services to Business customers and our Quantum Fiber services to Mass Markets customers;

•pursue acquisitions of additional assets or divestitures of non-strategic assets, in each case if available at attractive prices;

•increase prices on our products and services and rationalize products across our portfolio if and when practicable; and

•market our products and services to new customers, and transition existing customers from our legacy products to our newer offerings.

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our four revenue sales channels within the Business segment described above:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Business Segment:
Large Enterprise	$1,194	1,442	(17)%
Mid-Market Enterprise	515	573	(10)%
Public Sector	430	479	(10)%
Wholesale	817	907	(10)%
Business Segment Revenue	2,956	3,401	(13)%
Mass Markets Segment Revenue	782	1,275	(39)%
Total consolidated operating revenue	$3,738	4,676	(20)%

Our consolidated operating revenue decreased by $938 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, $716 million of which is attributable to the sale of our Latin American and ILEC businesses in the second half of 2022 as well the $59 million release during the first quarter of 2022 of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021. See our segment results below for additional information on the drivers of the decrease in revenue.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,817	1,985	(8)%
Selling, general and administrative	721	800	(10)%
Loss on disposal group held for sale	77	—	nm
Depreciation and amortization	733	808	(9)%
Total operating expenses	$3,348	3,593	(7)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $168 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. This decrease was primarily due to a decrease of approximately $217 million due to the sale of the Latin American and ILEC businesses in the second half of 2022, as well as reductions of approximately $33 million in employee-related expense from lower headcount in our retained business. These decreases were partially offset by approximately $73 million higher facility costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $79 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of approximately $63 million due to the sale of our Latin American and ILEC businesses in the second half of 2022, as well as reductions of $28 million in employee-related expense from lower headcount.

Loss on Disposal Group Held for Sale

For a discussion of the loss on disposal group held for sale that we recognized for the three months ended March 31, 2023, see Note 2—Planned Divestiture of the EMEA Business.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$473	534	(11)%
Amortization	260	274	(5)%
Total depreciation and amortization	$733	808	(9)%

Depreciation expense decreased by $61 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible assets of our planned divestiture of our EMEA business, resulting in a decrease of $46 million of depreciation expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. In addition, depreciation expense decreased $34 million due to the impact of annual rate depreciable life changes, which was partially offset by higher depreciation expense of $19 million associated with net growth in depreciable assets.

Amortization expense decreased by $14 million for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of $8 million due to the discontinuation during the fourth quarter of 2022 of the amortization of the intangible assets of our planned divestiture of our EMEA business and a decrease of $6 million associated with net reductions in amortizable assets for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following table summarizes our total other income (expense), net and income tax expense:

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(279)	(352)	(21)%
Net gain on early retirement of debt	609	—	nm
Other (expense) income, net	(40)	70	nm
Total other income (expense), net	$290	(282)	nm
Income tax expense	$169	202	(16)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $73 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease was due to the decrease in average outstanding long-term debt (inclusive of debt classified as held for sale) from $28.8 billion to $20.2 billion, which was partially offset by the increase in the average interest rate of 4.58% to 5.73% for the three months ended March 31, 2022 compared to the three months ended March 31, 2023.

Net Gain on Early Retirement of Debt

For a discussion of the exchange offers that resulted in the net gain on debt that we recognized for three months ended March 31, 2023, see Note 6—Long-Term Debt and Credit Facilities.

Other (Expense) Income, Net

Other (expense) income, net reflects certain items not directly related to our core operations, including (i) components of net periodic pension and post-retirement benefit costs, (ii) foreign currency gains and losses, (iii) our share of income from partnerships we do not control, (iv) interest income, (v) gains and losses from non-operating asset dispositions, (vi) income from transition and separation services provided by us to the purchasers of our divested businesses and (vii) other non-core items.

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(39)	(3)
Foreign currency gain (loss)	2	(13)
(Loss) gain on investment in limited partnership	(61)	66
Loss on investment in equity securities	(19)	—
Transition and separation services	49	3
Other	28	17
Total other (expense) income, net	$(40)	70

See Note 10—Fair Value of Financial Instruments for more information regarding the losses recognized on our investments in equity securities and a limited partnership.

Income Tax Expense

For the three months ended March 31, 2023, our effective income tax rate was 24.9% and for the three months ended March 31, 2022, our effective income tax rate was 25.2%.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below. The results presented in this section include results of our Latin American and ILEC businesses prior to their sale on August 1, 2022 and October 3, 2022, respectively:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Operating revenue
Business	$2,956	3,401
Mass Markets	782	1,275
Total operating revenue	$3,738	4,676

Additional information regarding our total adjusted EBITDA is below:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Net income	$511	599
Income tax expense	169	202
Total other (income) expense, net	(290)	282
Depreciation and amortization expense	733	808
Stock-based compensation expense	14	23
Total adjusted EBITDA	$1,137	1,914
Business segment adjusted EBITDA	$1,865	2,267
Mass Markets segment adjusted EBITDA	432	848
Other unallocated amounts	(1,160)	(1,201)

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Business Segment Product Categories:
Grow	$1,128	1,186	(5)%
Nurture	905	1,093	(17)%
Harvest	739	947	(22)%
Other	184	175	5%
Total segment revenue	2,956	3,401	(13)%
Expenses:
Total segment expense	1,091	1,134	(4)%
Total segment adjusted EBITDA	$1,865	2,267	(18)%

Three months ended March 31, 2023 compared to the same period ended March 31, 2022

Business segment revenue decreased $445 million for the three months ended March 31, 2023 as compared to March 31, 2022. Approximately $351 million of this decrease was due to the sale of the Latin American and ILEC businesses in the second half of 2022. More specifically, within each product category:

•Grow decreased by $58 million for the three months ended March 31, 2023 compared to March 31, 2022 due to a decrease of approximately $133 million associated with the sale of the Latin American and ILEC businesses. This decline was partially offset by growth in most products, primarily due to an increase of $75 million in products such as IP, dark fiber, wavelengths and colocation;

•Nurture decreased by $188 million for the three months ended March 31, 2023 compared to March 31, 2022, approximately $91 million of which was attributable to the sale of the Latin American and ILEC businesses. The remainder of the decline is principally attributable to declines in traditional VPN networks of $68 million and declines in Ethernet services of $30 million;

•Harvest decreased by $208 million for the three months ended March 31, 2023 compared to March 31, 2022, approximately $126 million of which was attributable to the sale of the Latin American and ILEC businesses. The remainder of the decline is principally attributable to a $61 million decline in legacy voice services;

•Other increased for the three months ended March 31, 2023 compared to March 31, 2022 due to higher equipment revenue.

The decrease in Business segment revenue for the three months ended March 31, 2023 includes $16 million of unfavorable foreign currency adjustments as compared to the three months ended March 31, 2022.

Business segment expense decreased by $43 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily driven by $76 million due to the sale of the Latin American and ILEC businesses and a $21 million reduction in employee costs, offset by higher network expense of approximately $54 million.

Business segment adjusted EBITDA as a percentage of segment revenue was 63% for the three months ended March 31, 2023 and 67% for the three months ended March 31, 2022.

Mass Markets Segment

	Three Months Ended March 31,		% Change
	2023	2022
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$152	145	5%
Other Broadband	369	610	(40)%
Voice and Other	261	520	(50)%
Total segment revenue	782	1,275	(39)%
Expenses:
Total segment expense	350	427	(18)%
Total segment adjusted EBITDA	$432	848	(49)%

Three months ended March 31, 2023 compared to the same period ended March 31, 2022

Mass Markets segment revenue decreased $493 million for the three months ended March 31, 2023 as compared to March 31, 2022. Approximately $365 million of this decrease is due to the sale of our ILEC business in the fourth quarter of 2022. More specifically, within each product category:

•Fiber Broadband revenue increased $7 million, primarily driven by $18 million of growth in fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout, partially offset by a $13 million decrease due to the sale of the ILEC business;

•Other Broadband revenue decreased $241 million. Approximately $190 million of this decrease was due to the sale of the ILEC business and $51 million was due to customer losses in our lower speed copper-based broadband services;

•Voice and Other declined $259 million, principally due to (i) a $162 million decrease due to the sale of the ILEC business, (ii) a $38 million decrease due to the continued loss of legacy voice customers and (iii) the recognition in the first quarter of 2022 of $59 million of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021.

Mass Markets segment expense decreased $77 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily driven by a decrease of $106 million due to the sale of the ILEC business, partially offset by an $18 million increase in employee costs.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 55% for the three months ended March 31, 2023 and 67% for the three months ended March 31, 2022.

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

At March 31, 2023, we held cash and cash equivalents of $1.2 billion, $40 million of which is classified as held for sale, and we also had $2.2 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $89 million of cash and cash equivalents outside the United States at March 31, 2023. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States and that we may do so without paying or accruing U.S. taxes. Other than transactions related to our EMEA divestiture, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and whenever circumstances warrant. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt repayments, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the recent sales of our Latin American and ILEC businesses and our planned divestiture of our EMEA business is further described below.

Based on our current capital allocation objectives, for the full year 2023 we project expending approximately $2.9 billion to $3.1 billion of capital expenditures.

For the 12 month period ending March 31, 2024, we project that our fixed commitments will include (i) $125 million of scheduled term loan amortization payments and (ii) $30 million of finance lease and other fixed payments (which includes $2 million of finance lease obligations that have been classified as held for sale).

We are currently experiencing competitive, macroeconomic and financial pressures, such as operational challenges resulting from inflation, dis-synergies resulting from our 2022 divestitures and, to a lesser extent, shortages of certain components and other supplies that we use in our business. If these pressures continue, we may experience significant deterioration in our projected cash flows or market capitalization, or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in a determination in a future quarter that the goodwill assigned to one or more of our reporting units has been impaired.

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

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Impact of the Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business

During 2022, we sold our Latin American business and a portion of our ILEC business. We additionally agreed to divest our EMEA business subject to receipt of various approvals and satisfaction of other customer conditions, see Note 2—Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 1 of Part I of this report for more information. As further described in previous reports, these transactions have provided or are expected to provide us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities. As a result of these divestitures, we utilized all of our NOLs available for use in 2022. As of March 31, 2023, we paid $90 million of indemnification payments related to our 2022 divestitures. In addition, as described in Note 17—Subsequent Event, in April 2023, we paid approximately $1.0 billion of estimated federal and state income taxes, the majority of which relates to the 2022 divestitures. See " —Net Operating Loss Carryforwards" below for additional information on our 2023 tax year cash tax estimate.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations (such as governmentally-mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, supporting new service developments, and expanding our fiber network, including our Quantum Fiber buildout plan. A portion of our 2023 capital expenditures will also be focused on restoring network assets destroyed or damaged by Hurricane Ian in Florida during 2022. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Debt Instruments and Financing Arrangements

Debt Instruments

Pursuant to exchange offers commenced on March 16, 2023 (the "Exchange Offers"), on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 (the “Initial Notes”) in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes, which were concurrently cancelled. These transactions resulted in a net reduction in the aggregate principal amount of Lumen’s consolidated indebtedness of approximately $620 million and a gain of $609 million. On April 17, 2023, in connection with the final settlement under the Exchange Offers, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Senior Secured Notes due 2030 in exchange for $19 million aggregate principal amount of Lumen’s senior unsecured notes.

At March 31, 2023, we had $11.3 billion of outstanding consolidated secured indebtedness, $8.5 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net and (iii) unamortized debt issuance costs) and $2.2 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

Under our amended and restated credit agreement dated as of January 31, 2020 (the "Amended Credit Agreement"), we maintained at March 31, 2023 (i) a $2.2 billion senior secured revolving credit facility, under which we owed nothing as of such date, and (ii) $5.2 billion of senior secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, we had $41 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities, we had outstanding letters of credit, or other similar obligations, of approximately $61 million as of March 31, 2023, of which $3 million is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within other assets.

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

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	Caa1	CCC+	B-
Secured	B3	BB-	BB

Level 3 Financing, Inc.
Unsecured	B1	B	B+
Secured	Ba2	BB-	BB

Qwest Corporation:
Unsecured	B1	BB-	BB

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. With the recent downgrades of our credit ratings we may find it more difficult to borrow on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, lower our aggregate interest costs, improve our financial flexibility or otherwise enhance our debt profile. We plan to continue to pursue similar transactions in the future to the extent feasible. Whether and when we implement any additional such transactions depends on a wide variety of factors, including without limitation market conditions, our upcoming debt maturities, our cash requirements and limitations under our debt covenants. There is no guarantee that we will be successful in implementing any such transactions or attaining our stated objectives. We may not disclose these transactions in advance, unless required by applicable law or material in nature or amount. See Note 6—Long-Term Debt and Credit Facilities for additional information.

Net Operating Loss Carryforwards

As of December 31, 2022, Lumen Technologies had approximately $1.0 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. We utilized a substantial portion of our available NOLs to offset taxable gains generated by the completion of our 2022 divestitures. As a result we anticipate that our cash income tax liability will increase substantially in the current and future periods. In April 2023, we paid approximately $1.0 billion of estimated federal and state taxes, the majority of which relates to our 2022 divestitures. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash federal income tax liability related to the 2023 tax year will range from $300 million to $400 million, excluding the impact of the above-referenced payment made in April 2023.

Although we expect to use substantially all of our remaining NOLs in future periods in accordance with Section 382's annual limitations, we cannot assure this. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Stock Repurchases

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended March 31, 2023, we did not repurchase any shares of our outstanding common stock under this program. As of March 31, 2023, we were authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program. We currently do not plan to purchase any shares our outstanding common stock under this program in the near term.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2022, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $615 million and $2.0 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 and see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

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

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. Based on our most recent estimates, we expect to pay $210 million of post-retirement benefits, net of participant contributions and direct subsidies, for the full year 2023. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2022.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. Please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2022 for additional information.

For 2023, our expected annual long-term rate of return on the pension plan assets is 6.5%. However, actual returns could be substantially different.

See Note 8—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report for more information.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022.

Federal Broadband Support Programs

In early 2020, the FCC created the Rural Digital Opportunity Fund (the “RDOF”), which is a federal support program designed to replace the CAF Phase II program, which lapsed on December 31, 2021. On December 7, 2020, the FCC allocated in its RDOF Phase I auction $9.2 billion in support payments over 10 years to deploy high speed broadband to over 5.2 million unserved locations. We are currently entitled to receive support payments under the RDOF Phase I program, which commenced during the second quarter of 2022. We expect to receive approximately $17 million of such payments during 2023.

For additional information on these programs, see (i) Note 4 - Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 (ii) "Business—Regulation of Our Business" in Item 1 of Part I of the same Annual Report and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		$ Change
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$595	1,375	(780)
Net cash used in investing activities	(616)	(569)	47
Net cash used in financing activities	(86)	(776)	(690)

Operating Activities

Net cash provided by operating activities decreased by $780 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to lower net income adjusted for non-cash expenses and gains, partially driven by the sale of the Latin American and ILEC businesses in the second half of 2022. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $47 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase in capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $690 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due higher debt repayments and dividend payments in the prior year period.

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

We are also involved in various legal proceedings that could substantially impact our financial position. See Note 12—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of March 31, 2023, we are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2023, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of March 31, 2023, we had approximately $7.8 billion of floating rate debt, none of which is currently hedged. A hypothetical increase of 100 basis points in LIBOR relating to our $7.8 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $78 million. Additionally, we executed amendments in March 2023 to change the reference rate in our credit agreements to SOFR from LIBOR.

We conduct a portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Our European subsidiaries use the local currency as their functional currency, as the majority of their sales and purchases are or were transacted in their local currencies. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could positively or negatively impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 12—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 12 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, which are supplemented by the disclosure immediately below:

Like many businesses, we continue to face a growing threat from cyber-attacks, and, notwithstanding our extensive cybersecurity measures, we cannot provide any assurances that these attacks will not ultimately have a material adverse effect on our business, operations or financial results.

As we noted in our Annual Report on Form 10-K for the year ended December 31, 2022, we faced a growing number of cyber-attacks in 2022. On March 27, 2023, we announced two cybersecurity incidents, including one that involved a sophisticated intruder that had accessed our internal information technology systems. Since March 27, 2023, we have continued taking the measures described in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 27, 2023 to assess, contain and remediate both incidents, including working with outside forensic firms.

Based on our ongoing investigations and information known at this time, we continue to believe that these incidents have neither had nor are likely to have a material adverse impact on our ability to serve our customers or our business, operations or financial results. Based on these ongoing investigations and information known at this time, we have determined that the sophisticated intruder that accessed our internal information technology systems is an advanced persistent threat actor that conducted activity best characterized as surveillance.

More generally, we believe the importance of our network to global internet data flows makes it a target to a wide range of intruders, including advanced persistent threat actors. And while we currently do not believe the recently reported events are likely to have a material adverse effect on our business, cybersecurity events inherently involve a range of risks and uncertainties, and we cannot assure you that future events or developments will not ultimately have a material adverse impact on our ability to serve our customers or our business, operations or financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended March 31, 2023, we did not repurchase any shares of our outstanding common stock under this program. For additional information, see Note 14—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2023 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jan-23	56,233	$5.48
Feb-23	10,534	$5.22
Mar-23	1,710,033	$3.23
Total	1,776,800

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1
Indenture dated March 31, 2023, among Level 3 Financing, Inc., as Issuer, Level 3 Parent, LLC, as Guarantor, the subsidiary guarantors party thereto, and The Bank of New York Mellon Trust Company, as Trustee and Note Collateral Agent, designating and outlining the terms and conditions of Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.1 to Level 3 Parent, LLC’s Current Report on Form 8-K (File No. 001-35134) filed with the Securities and Exchange Commission on March 31, 2023).

10.1*
LIBOR Transition Amendment, dated as of March 17, 2023, by and among Lumen Technologies, Inc., the Guarantors party thereto, and Bank of America, N.A., as administrative agent, amending the parties’ Amended and Restated Credit Agreement dated as of January 31, 2020.

10.2*
First Amendment to Amended and Restated Credit Agreement, dated as of March 27, 2023, by and between Qwest Corporation and CoBank, ACB, as administrative agent, amending the parties’ Amended and Restated Credit Agreement dated as of October 23, 2020.

10.3*
LIBOR Transition Amendment, dated as of March 17, 2023, by and among Level 3 Parent, LLC, Level 3 Financing, Inc., the Subsidiary Loan Parties party thereto, and Merrill Lynch Capital Corporation, as administrative agent, amending the parties’ Amended and Restated Credit Agreement dated as of November 29, 2019.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2023.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)