Form 10-Q
period 2023-06-30
Lumen Technologies, Inc.
filed 2023-08-01
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On July 28, 2023, there were 1,007,986,100 shares of common stock outstanding.

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt repayments, taxes, pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services;

•our ability to successfully maintain the quality and profitability of our existing product and service offerings, to introduce profitable new offerings on a timely and cost-effective basis and to transition customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our deleveraging and buildout strategies;

•our ability to successfully and timely consummate the pending divestiture of our European, Middle Eastern and African business, to successfully and timely realize the anticipated benefits from that divestiture and our divestitures completed in 2022, and to successfully operate and transform our remaining business;

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

•the potential negative impact of customer and shareholder complaints, government investigations, security breaches or service outages impacting us or our industry;

•adverse changes in our access to credit markets on favorable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•the impact of any purported notice of default or notice of acceleration arising from alleged breach of covenants under our credit documents;

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

•the potential adverse effects arising out of allegations regarding the release of hazardous materials into the environment from network assets owned or operated by us or our predecessors, including any resulting governmental actions, removal costs, litigation, compliance costs, or penalties;

•our ability to collect our receivables from, or continue to do business with, financially-troubled customers;

•our ability to continue to use or renew intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

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

•the effects of changes in interest rates or inflation;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,661	4,612	7,399	9,288
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,740	2,058	3,557	4,043
Selling, general and administrative	790	815	1,511	1,615
Loss on disposal group held for sale	13	—	90	—
Depreciation and amortization	746	827	1,479	1,635
Goodwill impairment	8,793	—	8,793	—
Total operating expenses	12,082	3,700	15,430	7,293
OPERATING (LOSS) INCOME	(8,421)	912	(8,031)	1,995
OTHER (EXPENSE) INCOME
Interest expense	(294)	(337)	(573)	(689)
Net gain on early retirement of debt (Note 6)	9	—	618	—
Other income (expense), net	16	(122)	(24)	(52)
Total other (expense) income, net	(269)	(459)	21	(741)
(LOSS) INCOME BEFORE INCOME TAXES	(8,690)	453	(8,010)	1,254
Income tax expense	46	109	215	311
NET (LOSS) INCOME	$(8,736)	344	(8,225)	943
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(8.88)	0.34	(8.37)	0.93
DILUTED	$(8.88)	0.34	(8.37)	0.93
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	983,453	1,012,943	982,505	1,010,686
DILUTED	983,453	1,016,620	982,505	1,015,917
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
NET (LOSS) INCOME	$(8,736)	344	(8,225)	943
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(5), $(8), $(10) and $(17) tax	16	22	31	50
Change in net prior service cost, net of $1, $—, $2 and $— tax	(2)	—	(5)	(1)
Reclassification of realized loss on interest rate swaps to net income, net of $ —, $—, $— and $(5) tax	—	—	—	17
Foreign currency translation adjustment, net of $(2), $32, $(8) and $42 tax	2	(192)	20	(125)
Other comprehensive income (loss)	16	(170)	46	(59)
COMPREHENSIVE (LOSS) INCOME	$(8,720)	174	(8,179)	884
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$411	1,251
Accounts receivable, less allowance of $78 and $85	1,473	1,477
Assets held for sale	2,005	1,889
Other	984	803
Total current assets	4,873	5,420
Property, plant and equipment, net of accumulated depreciation of $20,529 and $19,886	19,432	19,166
GOODWILL AND OTHER ASSETS
Goodwill	3,864	12,657
Other intangible assets, net	5,899	6,166
Other, net	2,100	2,172
Total goodwill and other assets	11,863	20,995
TOTAL ASSETS	$36,168	45,581
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$154	154
Accounts payable	1,171	950
Accrued expenses and other liabilities
Salaries and benefits	605	692
Income and other taxes	234	1,158
Current operating lease liabilities	323	344
Interest	176	181
Other	177	277
Liabilities held for sale	496	451
Current portion of deferred revenue	627	596
Total current liabilities	3,963	4,803
LONG-TERM DEBT	19,899	20,418
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,204	3,163
Benefit plan obligations, net	2,335	2,391
Deferred revenue	1,850	1,758
Other	2,633	2,611
Total deferred credits and other liabilities	10,022	9,923
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,008,084 and 1,001,688 shares	1,008	1,002
Additional paid-in capital	18,100	18,080
Accumulated other comprehensive loss	(1,053)	(1,099)
Accumulated deficit	(15,771)	(7,546)
Total stockholders' equity	2,284	10,437
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,168	45,581
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(8,225)	943
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,479	1,635
Loss on disposal group held for sale	90	—
Goodwill impairment	8,793	—
Deferred income taxes	46	249
Provision for uncollectible accounts	47	56
Net gain on early retirement of debt	(618)	—
Unrealized loss on investments	81	71
Stock-based compensation	23	48
Changes in current assets and liabilities:
Accounts receivable	(36)	32
Accounts payable	(11)	79
Accrued income and other taxes	(1,011)	13
Other current assets and liabilities, net	(330)	(430)
Retirement benefits	(16)	(86)
Changes in other noncurrent assets and liabilities, net	132	65
Other, net	51	96
Net cash provided by operating activities	495	2,771
INVESTING ACTIVITIES
Capital expenditures	(1,436)	(1,338)
Proceeds from sale of property, plant and equipment, and other assets	26	65
Other, net	5	3
Net cash used in investing activities	(1,405)	(1,270)
FINANCING ACTIVITIES
Payments of long-term debt	(100)	(1,532)
Net proceeds from revolving line of credit	200	600
Dividends paid	(9)	(525)
Other, net	(19)	(32)
Net cash provided by (used in) financing activities	72	(1,489)
Net (decrease) increase in cash, cash equivalents and restricted cash	(838)	12
Cash, cash equivalents and restricted cash at beginning of period	1,307	409
Cash, cash equivalents and restricted cash at end of period	$469	421
Supplemental cash flow information:
Income taxes paid, net	$(1,270)	(58)
Interest paid (net of capitalized interest of $45 and $32)	$(561)	(699)
Supplemental noncash information regarding financing activities:
Cancellation of senior unsecured notes as part of exchange offers (Note 6)	(1,554)	—
Issuance of senior secured notes as part of exchange offers (Note 6)	$924	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$411	360
Cash and cash equivalents and restricted cash included in Assets held for sale	47	48
Restricted cash included in Other current assets	—	1
Restricted cash included in Other, net noncurrent assets	11	12
Total	$469	421
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,005	1,033	1,002	1,024
Issuance of common stock through incentive and benefit plans	3	(1)	6	8
Balance at end of period	1,008	1,032	1,008	1,032
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,094	18,695	18,080	18,972
Shares withheld to satisfy tax withholdings	—	(1)	(4)	(29)
Stock-based compensation	9	25	23	48
Dividends declared	—	(260)	—	(532)
Other	(3)	—	1	—
Balance at end of period	18,100	18,459	18,100	18,459
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(1,069)	(2,047)	(1,099)	(2,158)
Other comprehensive income (loss)	16	(170)	46	(59)
Balance at end of period	(1,053)	(2,217)	(1,053)	(2,217)
ACCUMULATED DEFICIT
Balance at beginning of period	(7,035)	(5,399)	(7,546)	(5,998)
Net (loss) income	(8,736)	344	(8,225)	943
Balance at end of period	(15,771)	(5,055)	(15,771)	(5,055)
TOTAL STOCKHOLDERS' EQUITY	$2,284	12,219	2,284	12,219
DIVIDENDS DECLARED PER COMMON SHARE	$—	0.25	—	0.50
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

There were no book overdrafts included in accounts payable at June 30, 2023 or December 31, 2022.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update ("ASU") 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact to our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, “Investments-Equity method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method” (“ASU 2023-02”). These amendments allow reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. ASU 2023-02 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2023-02 will have an impact to our consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements” (“ASU 2023-01”). These amendments require all entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2023-01 will have an impact to our consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). These amendments clarify that a contractual restriction on the sales of an investment in an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. ASU 2022-03 will become effective for us in the first quarter of fiscal 2024 and early adoption is permitted. As of June 30, 2023, we do not expect ASU 2022-03 will have an impact to our consolidated financial statements.

(2) Planned Divestiture of the EMEA Business

On November 2, 2022, affiliates of Level 3 Parent, LLC, an indirect wholly-owned subsidiary of Lumen Technologies, Inc., granted an option to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, to purchase certain of their operations in Europe, the Middle East and Africa (the "EMEA business"), in exchange for $1.8 billion in cash, subject to certain working capital and other purchase price adjustments. Following the completion of a French consultative process, Colt exercised its option and on February 8, 2023, the parties entered into a definitive purchase agreement, which contains various customary covenants for transactions of this type, including various indemnities. Level 3 Parent, LLC expects to close the transaction in late 2023, subject to receiving all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions.

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

As of June 30, 2023 in the accompanying consolidated balance sheet, the assets and liabilities of our EMEA business are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale and (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on November 2, 2022, we suspended recording depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets while these assets are classified as held for sale. We estimate that we would have recorded an additional $72 million and $144 million of depreciation, intangible amortization, and amortization of right-of-use assets for the three and six months ended June 30, 2023, respectively, if the EMEA business did not meet the held for sale criteria.

The classification of the EMEA business as held for sale was considered an event or change in circumstance which requires an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3—Goodwill, Customer Relationships and Other Intangible Assets in our Annual Report on Form 10-K for the year ended December 31, 2022. As a result of our impairment tests, we determined the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $43 million in the fourth quarter of 2022. We evaluated the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, and recorded an estimated loss on disposal of $660 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet. As a result of our evaluation of the recoverability of the carrying value of the EMEA assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, as of June 30, 2023, we recorded a $13 million and $90 million estimated loss on disposal during the three and six months ended June 30, 2023, respectively, and adjusted the valuation allowance by the same amounts. In future quarters, through the closing date, we will conduct similar evaluations and adjust the valuation allowance for the EMEA assets held for sale, as necessary.

The principal components of the held for sale assets and liabilities of the EMEA business as of the dates below are as follows:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Assets held for sale
Cash and cash equivalents	$46	43
Accounts receivable, less allowance of $5 and $5	77	76
Other current assets	63	59
Property, plant and equipment, net of accumulated depreciation of $1,059 and $1,033	1,986	1,873
Customer relationships and other intangible assets, net	106	100
Operating lease assets	197	156
Valuation allowance on assets held for sale(1)	(750)	(660)
Deferred tax assets	155	138
Other non-current assets	39	38
Total assets held for sale	$1,919	1,823

Liabilities held for sale
Accounts payable	$67	78
Salaries and benefits	17	23
Current portion of deferred revenue	39	28
Current operating lease liabilities	44	33
Other current liabilities	34	28
Deferred income taxes	52	38
Asset retirement obligations	31	30
Deferred revenue, non-current	103	85
Operating lease liabilities, non-current	104	103
Total liabilities held for sale	$491	446
______________________________________________________________________
(1)Includes the impact of $359 million and $365 million as of June 30, 2023 and December 31, 2022, respectively, primarily related to loss on foreign currency translation, expected to be reclassified out of accumulated other comprehensive loss upon close of the sale.

(3) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2023(1)	December 31, 2022(1)
	(Dollars in millions)
Goodwill	$3,864	12,657
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $3,931 and $3,606	4,246	4,574
Capitalized software, less accumulated amortization of $3,869 and $3,895(2)	1,551	1,482
Trade names, patents and other, less accumulated amortization of $65 and $188(2)	93	101
Total other intangible assets, net	$5,899	6,166
______________________________________________________________________
(1)    These values exclude assets classified as held for sale.
(2)    Certain capitalized software with a gross carrying value of $183 million and trade names with a gross carrying value of $130 million became fully amortized during 2022 and were retired during the first quarter of 2023.

As of June 30, 2023, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $17.6 billion.

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

As of June 30, 2023, we have three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business and (iii) Asia Pacific region. Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services and markets are comparable to ours.

Second Quarter 2023 Goodwill Impairment Analysis

When we performed our October 31, 2022 annual impairment test, we estimated the fair value of our reporting units by considering both a market approach and a discounted cash flow method.

The sustained decline in our share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment. Given the continued erosion in our market capitalization, primarily due to the prevailing macroeconomic conditions and market sentiments, we determined our quantitative impairment analysis would estimate the fair value of our reporting units using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and EBITDA multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. The revenue and EBITDA multiples used in the quantitative impairment analysis for each of our reporting units were below these comparable market multiples. The estimated fair values of the reporting units determined in connection with our impairment analysis in the second quarter of 2023 resulted in no control premium, which was determined to be reasonable based on our market capitalization relative to recent transactions. For the three months ended June 30, 2023, based on our assessments performed with respect to the reporting units as described above, we concluded the estimated fair value of certain of our reporting units was less than their carrying value of equity. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $8.8 billion for the three months ended June 30, 2023.

The market approach that we used in the quarter ended June 30, 2023 incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples applicable for each reporting unit, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2022 through June 30, 2023.

	Business	Mass Markets	Total
	(Dollars in Millions)
As of December 31, 2022(1)	$7,906	4,751	12,657
Impairment	(6,580)	(2,213)	(8,793)
As of June 30, 2023(1)	$1,326	2,538	3,864
______________________________________________________________________
(1)Goodwill at June 30, 2023 and December 31, 2022 is net of accumulated impairment losses of $19.8 billion and $11.0 billion, respectively.

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2023 and 2022 totaled $263 million and $277 million, respectively, and for the six months ended June 30, 2023 and 2022 totaled $523 million and $551 million, respectively.

We estimate that amortization expense for finite-lived intangible assets for the years ending December 31, 2023 through 2027 will be as provided in the table below. As a result of classifying our EMEA business as held for sale on our June 30, 2023 consolidated balance sheet, the amounts presented below do not include future amortization expense for intangible assets of the business to be divested. See Note 2—Planned Divestiture of the EMEA Business for more information.

(Dollars in millions)
2023 (remaining six months)	$490
2024	904
2025	843
2026	799
2027	719

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services; and

•Other, which includes equipment sales, IT solutions and other services.

We categorize our products and services revenue among the following categories for the Mass Markets segment:

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other, under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support programs.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Latin American and ILEC businesses prior to their sales on August 1, 2022 and October 3, 2022, respectively. See Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on these divestitures.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$558	(78)	480	658	(102)	556
Nurture	369	—	369	444	—	444
Harvest	197	—	197	272	—	272
Other	55	(1)	54	58	(1)	57
Total Large Enterprise Revenue	1,179	(79)	1,100	1,432	(103)	1,329
Mid-Market Enterprise
Grow	202	(8)	194	188	(8)	180
Nurture	202	—	202	231	—	231
Harvest	94	(1)	93	135	(2)	133
Other	9	(1)	8	8	—	8
Total Mid-Market Enterprise Revenue	507	(10)	497	562	(10)	552
Public Sector
Grow	118	(19)	99	116	(27)	89
Nurture	93	—	93	128	—	128
Harvest	95	—	95	124	(1)	123
Other	108	—	108	126	(1)	125
Total Public Sector Revenue	414	(19)	395	494	(29)	465
Wholesale
Grow	260	(62)	198	240	(68)	172
Nurture	205	(8)	197	258	(7)	251
Harvest	331	(43)	288	405	(56)	349
Other	1	—	1	26	—	26
Total Wholesale Revenue	797	(113)	684	929	(131)	798
Business Segment by Product Category
Grow	1,138	(167)	971	1,202	(205)	997
Nurture	869	(8)	861	1,061	(7)	1,054
Harvest	717	(44)	673	936	(59)	877
Other	173	(2)	171	218	(2)	216
Total Business Segment Revenue	2,897	(221)	2,676	3,417	(273)	3,144
Mass Markets Segment by Product Category
Fiber Broadband	157	(4)	153	151	(5)	146
Other Broadband	355	(32)	323	597	(55)	542
Voice and Other	252	(9)	243	447	(20)	427
Total Mass Markets Revenue	764	(45)	719	1,195	(80)	1,115
Total Revenue	$3,661	(266)	3,395	4,612	(353)	4,259

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers	Total revenue	Adjustments for non-ASC 606 revenue (1)	Total revenue from contracts with customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$1,108	(157)	951	1,311	(205)	1,106
Nurture	744	—	744	898	—	898
Harvest	404	—	404	548	—	548
Other	117	(2)	115	117	(3)	114
Total Large Enterprise Revenue	2,373	(159)	2,214	2,874	(208)	2,666
Mid-Market Enterprise
Grow	398	(15)	383	373	(16)	357
Nurture	413	—	413	472	—	472
Harvest	194	(2)	192	275	(4)	271
Other	17	(3)	14	15	—	15
Total Mid-Market Enterprise Revenue	1,022	(20)	1,002	1,135	(20)	1,115
Public Sector
Grow	234	(38)	196	231	(54)	177
Nurture	199	—	199	259	—	259
Harvest	194	—	194	248	(2)	246
Other	217	—	217	235	(1)	234
Total Public Sector Revenue	844	(38)	806	973	(57)	916
Wholesale
Grow	526	(133)	393	473	(135)	338
Nurture	418	(14)	404	525	(14)	511
Harvest	664	(87)	577	812	(114)	698
Other	6	—	6	26	—	26
Total Wholesale Revenue	1,614	(234)	1,380	1,836	(263)	1,573
Business Segment by Product Category
Grow	2,266	(343)	1,923	2,388	(410)	1,978
Nurture	1,774	(14)	1,760	2,154	(14)	2,140
Harvest	1,456	(89)	1,367	1,883	(120)	1,763
Other	357	(5)	352	393	(4)	389
Total Business Segment Revenue	5,853	(451)	5,402	6,818	(548)	6,270
Mass Markets Segment by Product Category
Fiber Broadband	309	(8)	301	296	(10)	286
Other Broadband	724	(65)	659	1,207	(111)	1,096
Voice and Other	513	(18)	495	967	(99)	868
Total Mass Markets Revenue	1,546	(91)	1,455	2,470	(220)	2,250
Total Revenue	$7,399	(542)	6,857	9,288	(768)	8,520
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

For the three months ended June 30, 2023 and 2022, our gross rental income was $257 million and $334 million, respectively, which represents approximately 7% of our operating revenue for both the three months ended June 30, 2023 and 2022. For the six months ended June 30, 2023 and 2022, our gross rental income was $526 million and $671 million, respectively, which represents approximately 7% of our operating revenue for both the six months ended June 30, 2023 and 2022.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Customer receivables(1)	$1,425	1,424
Contract assets(2)	27	34
Contract liabilities(3)	710	656
______________________________________________________________________
(1)Reflects gross customer receivables of $1.5 billion at both June 30, 2023 and December 31, 2022, net of allowance for credit losses of $67 million and $73 million, at June 30, 2023 and December 31, 2022, respectively. These amounts exclude customer receivables, net, classified as held for sale of $77 million at June 30, 2023 and $76 million at December 31, 2022 related to the EMEA business.
(2)These amounts exclude contract assets classified as held for sale of $12 million at June 30, 2023 and $16 million at December 31, 2022 related to the EMEA business.
(3)These amounts exclude contract liabilities classified as held for sale of $62 million at June 30, 2023 and $59 million at December 31, 2022 related to the EMEA business.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue on our consolidated balance sheets. During the three and six months ended June 30, 2023, we recognized $42 million and $347 million of revenue that was included in contract liabilities of $715 million as of January 1, 2023, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2022, we recognized $52 million and $447 million, respectively, of revenue that was included in contract liabilities of $841 million as of January 1, 2022, including contract liabilities that were classified as held for sale.

Performance Obligations

As of June 30, 2023, we expect to recognize approximately $6.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2023, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2023, 2024 and thereafter was $1.6 billion, $2.0 billion and $3.3 billion, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606, and (iii) the value of unsatisfied performance obligations for contracts which relate to our EMEA business classified as held for sale.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)(2)	$192	182	215	187
Costs incurred	29	39	41	41
Amortization	(39)	(36)	(49)	(39)
Change in contract costs held for sale	1	1	1	(1)
End of period balance(5)(6)	$183	186	208	188

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(3)(4)	$202	192	222	186
Costs incurred	65	79	84	81
Amortization	(80)	(71)	(101)	(78)
Change in contract costs held for sale	(4)	(14)	3	(1)
End of period balance(5)(6)	$183	186	208	188
______________________________________________________________________
(1)Beginning of period balance for the three months ended June 30, 2023 excludes $11 million of acquisition costs and $15 million of fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the three months ended June 30, 2022 excludes $32 million of both acquisition costs and fulfillment costs classified as held for sale (related to both the Latin American business and the ILEC business, sold in the third and fourth quarters of 2022, respectively).
(3)Beginning of period balance for the six months ended June 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(4)Beginning of period balance for the six months ended June 30, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $34 million and $32 million, respectively (related to both the Latin American business and the ILEC business, sold in the third and fourth quarters of 2022, respectively).
(5)End of period balance for the three and six months ended June 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.
(6)End of period balance for the three and six months ended June 30, 2022 excludes acquisition costs and fulfillment costs classified as held for sale of $31 million and $33 million, respectively (related to both the Latin American business and the ILEC business, sold in the third and fourth quarters of 2022, respectively).

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2023:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2022(1)	$57	28	85
Provision for expected losses	18	29	47
Write-offs charged against the allowance	(24)	(34)	(58)
Recoveries collected	3	1	4
Ending balance at June 30, 2023(1)	$54	24	78
______________________________________________________________________
(1)As of June 30, 2023 and December 31, 2022, these amounts excluded $5 million of allowance for credit losses classified as held for sale related to the EMEA business included in the Business portfolio. See Note 2—Planned Divestiture of the EMEA Business.

(6) Long-Term Debt and Credit Facilities

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	June 30, 2023	December 31, 2022
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility(3)	SOFR + 2.00%	2025	$200	—
Term Loan A(4)	SOFR + 2.00%	2025	962	991
Term Loan A-1(4)	SOFR + 2.00%	2025	275	283
Term Loan B(5)	SOFR + 2.25%	2027	3,916	3,941
Senior notes	4.000%	2027	1,250	1,250
Subsidiaries:
Level 3 Financing, Inc.
Tranche B 2027 Term Loan(6)	SOFR + 1.75%	2027	2,411	2,411
Senior notes	3.400% - 10.500%	2027 - 2030	2,425	1,500
Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2025 - 2042	2,143	3,722
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.625%	2027 - 2029	3,940	3,940
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(7)	SOFR + 2.50%	2027	215	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations(8)	Various	Various	299	317
Unamortized discounts, net			(3)	(7)
Unamortized debt issuance costs			(158)	(169)
Total long-term debt			20,053	20,572
Less current maturities			(154)	(154)
Long-term debt, excluding current maturities			$19,899	20,418
______________________________________________________________________
(1)As of June 30, 2023.
(2)See Note 7—Long-Term Debt and Credit Facilities in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain parent or subsidiary guarantees and liens securing this debt.
(3)Revolving Credit Facility had an interest rate of 7.262% as of June 30, 2023.
(4)Term Loans A and A-1 had interest rates of 7.217% and 6.384% as of June 30, 2023 and December 31, 2022, respectively.
(5)Term Loan B had interest rates of 7.467% and 6.634% as of June 30, 2023 and December 31, 2022, respectively.
(6)The Level 3 Tranche B 2027 Term Loan had interest rates of 6.967% and 6.134% as of June 30, 2023 and December 31, 2022, respectively.
(7)The Qwest Corporation Term Loan had interest rates of 7.717% and 6.640% as of June 30, 2023 and December 31, 2022, respectively.
(8)Excludes finance lease obligations of our EMEA business classified as held for sale.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2023 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years. As a result of classifying our EMEA business as held for sale on our June 30, 2023 consolidated balance sheet, the amounts presented below do not include maturities of the finance lease obligations of that business. See Note 2—Planned Divestiture of the EMEA Business.

(Dollars in millions)
2023 (remaining six months)	$76
2024	157
2025	1,864
2026	498
2027	9,386
2028 and thereafter	8,233
Total long-term debt	$20,214

Exchange Offers and Repurchases

Pursuant to exchange offers that commenced on March 16, 2023 (the “Exchange Offers”), on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 (the “10.500% Notes”) in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes. On April 17, 2023, in connection with the Exchange Offers, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Notes in exchange for $19 million of Lumen's outstanding senior unsecured notes. All exchanged notes were concurrently cancelled. These transactions resulted in a net reduction in the aggregate principal amount of Lumen’s consolidated indebtedness, as of June 30, 2023, of approximately $630 million. In addition to the above described exchange offers, we repurchased $24 million aggregate principal amount of Lumen's outstanding senior unsecured notes during the first quarter of 2023. These above-described transactions resulted in an aggregate gain of $618 million during the six months ended June 30, 2023.

The following table sets forth the aggregate principal amount of each series of Lumen’s senior unsecured notes retired during the six months ended June 30, 2023, in connection with the above-described exchange transactions:

Debt	Period of Reduction	(Aggregate principal amount in millions)
5.625% Senior Notes, Series X, due 2025	Q1 2023	$48
7.200% Senior Notes, Series D, due 2025	Q1 2023	21
5.125% Senior Notes due 2026	Q1 2023	291
6.875% Debentures, Series G, due 2028	Q1 2023	52
5.375% Senior Notes due 2029	Q1 2023	275
4.500% Senior Notes due 2029	Q1 2023	556
7.600% Senior Notes, Series P, due 2039	Q1 2023	161
7.650% Senior Notes, Series U, due 2042	Q1 2023	131
5.625% Senior Notes, Series X, due 2025	Q2 2023	1
4.500% Senior Notes due 2029	Q2 2023	2
7.600% Senior Notes, Series P, due 2039	Q2 2023	3
7.650% Senior Notes, Series U, due 2042	Q2 2023	13
Total		$1,554

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

Revolving Credit Facility Borrowings and Repayments

During the three and six months ended June 30, 2023, Lumen borrowed $525 million from, and made repayments of $325 million to, its Revolving Credit Facility.

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

Compliance

As of June 30, 2023, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

(7) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from: increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2022	$11
Accrued to expense	13
Payments, net	(12)
Balance at June 30, 2023	$12

(8) Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Net periodic benefit expense (income) for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022(1)	2023	2022(1)
	(Dollars in millions)
Service cost	$6	11	12	23
Interest cost	67	50	135	102
Expected return on plan assets	(72)	(102)	(143)	(202)
Recognition of prior service credit	(1)	(2)	(3)	(5)
Recognition of actuarial loss	26	30	51	67
Net periodic pension expense (income)	$26	(13)	52	(15)
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

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Service cost	$2	2	3	5
Interest cost	25	15	51	30
Recognition of prior service cost	(2)	2	(4)	4
Recognition of actuarial loss	(5)	—	(10)	—
Net periodic post-retirement benefit expense	$20	19	40	39

Service costs for our pension plans and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other income (expense), net on our consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

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

Benefits paid by the Combined Pension Plan are paid through a trust that holds the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2023 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any contributions in 2023 and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2023.

(9) Earnings Per Common Share

Basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2023 and 2022 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (numerator)
Net (loss) income	$(8,736)	344	(8,225)	943
Net (loss) income applicable to common stock for computing basic (loss) earnings per common share	(8,736)	344	(8,225)	943
Net (loss) income as adjusted for purposes of computing diluted (loss) earnings per common share	$(8,736)	344	(8,225)	943
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,006,229	1,033,060	1,004,948	1,030,138
Non-vested restricted stock	(22,776)	(20,117)	(22,443)	(19,452)
Weighted average shares outstanding for computing basic (loss) earnings per common share	983,453	1,012,943	982,505	1,010,686
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	10	—	10
Shares issuable under incentive compensation plans	—	3,667	—	5,221
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	983,453	1,016,620	982,505	1,015,917
Basic (loss) earnings per common share	$(8.88)	0.34	(8.37)	0.93
Diluted (loss) earnings per common share(1)	$(8.88)	0.34	(8.37)	0.93
______________________________________________________________________
(1)For the three and six months ended June 30, 2023, we excluded from the calculation of diluted loss per share, less than 1 million shares, potentially issuable under incentive compensations plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted (loss) earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 21.0 million and 10.1 million for the three months ended June 30, 2023 and 2022, respectively, and 21.1 million and 9.2 million for the six months ended June 30, 2023 and 2022, respectively.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs using the below-described fair value hierarchy.

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

The following table presents the carrying amounts and estimated fair values of our following financial assets and liabilities as of June 30, 2023 and December 31, 2022:

		June 30, 2023		December 31, 2022
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Equity securities(1)	1	$—	—	22	22
Long-term debt, excluding finance lease and other obligations	2	19,754	14,927	20,255	17,309
Indemnifications related to the sale of the Latin American business(2)	3	86	86	86	86
______________________________________________________________________
(1)For the three and six months ended June 30, 2023, we recognized $3 million and $22 million, respectively, of loss on equity securities in other income (expense), net in our consolidated statements of operations.
(2)Nonrecurring fair value is measured as of August 1, 2022.

Investment Held at Net Asset Value

We hold an investment in a limited partnership created as a holding company for various investments. The limited partnership has sole discretion as to the amount and timing of distributions of the underlying assets. As of June 30, 2023, the underlying investments held by the limited partnership are traded in active markets and as such, we account for our investment in the limited partnership using net asset value ("NAV"). Subject to restrictions imposed by law and other provisions of the limited partnership agreement, the general partner has the sole discretion as to the amounts and timing of distributions of partnership assets to partners. The following table summarizes the net asset value of our investment in this limited partnership.

	As of June 30, 2023	As of December 31, 2022
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$26	85
______________________________________________________________________
(1)For the three and six months ended June 30, 2023, we recognized a $2 million gain on investment and a $59 million loss on investment, respectively, reflected in other income (expense), net in our consolidated statements of operations. For the three and six months ended June 30, 2022, we recognized $137 million and $71 million, respectively, of loss on investment, reflected in other income (expense), net in our consolidated statements of operations.

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

Under our Mass Markets Segment, we provide products and services to residential and small business customers. We report the following product categories: Fiber Broadband, Other Broadband and Voice and Other. The Mass Markets segment included the results of our ILEC business prior to its sale on October 3, 2022.

See detailed descriptions of these product and service categories in Note 4—Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and directly associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "other unallocated expense" in the table included below under the heading "—Revenue and Expenses". As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background for additional detail on these changes.

The following tables summarize our segment results for the three and six months ended June 30, 2023 and 2022, based on the segment categorization we were operating under at June 30, 2023.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,897	764	5,853	1,546
Segment expenses:
Cost of services and products	746	24	1,547	49
Selling, general and administrative	302	329	592	654
Total segment expense	1,048	353	2,139	703
Total segment adjusted EBITDA	$1,849	411	3,714	843

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$3,417	1,195	6,818	2,470
Segment expenses:
Cost of services and products	845	33	1,657	65
Selling, general and administrative	313	418	635	813
Total segment expense	1,158	451	2,292	878
Total segment adjusted EBITDA	$2,259	744	4,526	1,592

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:

•network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management and IT, all of which are reported as "other unallocated expense" in the table below;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net (loss) income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Total segment adjusted EBITDA	$2,260	3,003	4,557	6,118
Depreciation and amortization	(746)	(827)	(1,479)	(1,635)
Goodwill impairment	(8,793)	—	(8,793)	—
Other unallocated expense	(1,133)	(1,239)	(2,293)	(2,440)
Stock-based compensation	(9)	(25)	(23)	(48)
Operating (loss) income	(8,421)	912	(8,031)	1,995
Total other (expense) income, net	(269)	(459)	21	(741)
(Loss) income before income taxes	(8,690)	453	(8,010)	1,254
Income tax expenses	46	109	215	311
Net (loss) income	$(8,736)	344	(8,225)	943

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2023, we had accrued $83 million in the aggregate for our litigation and non-income tax contingencies, which is included in other current liabilities, other liabilities, or liabilities held for sale on our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $83 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter.

Principal Proceedings

Shareholder Class Action Suits

Lumen and certain Lumen Board of Directors members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserted claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the complaint. Plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. Plaintiff filed an amended complaint, and we filed a motion to dismiss. The court granted our motion to dismiss and the plaintiffs have appealed that dismissal.

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

In December 2020, the Staff of the WUTC filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial before the WUTC, it issued an order in June 2023 penalizing CenturyLink for approximately $1 million. The company and Washington Attorney General's office have both filed for reconsideration. Those motions are pending.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Peruvian tax litigation and Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid in respect of the Brazilian tax claims. The value of this indemnification is included in the indemnification amount as disclosed in Note 10—Fair Value of Financial Instruments.

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

We are subject to various foreign, federal, state and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that installed lead-sheathed cables several decades ago, or operated certain manufacturing companies in the first part of the 1900s. Under applicable environmental laws, we could be responsible for environmental liabilities arising from the historical operations of our predecessors.

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

(13) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Prepaid expenses	$456	319
Income tax receivable	91	—
Materials, supplies and inventory	205	236
Contract assets	17	20
Contract acquisition costs	111	123
Contract fulfillment costs	99	100
Other	5	5
Total other current assets(1)	$984	803
______________________________________________________________________
(1)Excludes $63 million and $59 million of other current assets related to the EMEA business that were classified as held for sale as of June 30, 2023 and December 31, 2022, respectively.

(14) Repurchases of Lumen Common Stock

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three and six months ended June 30, 2023, we did not repurchase any shares of our outstanding common stock under this program. As of June 30, 2023, we are authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program.

Any repurchases made in 2023 or thereafter will be subject to a non-deductible 1% excise tax on the fair market value of the stock under the Inflation Reduction Act of 2022.

(15) Accumulated Other Comprehensive Loss

Information Relating to 2023

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2023:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2022	$(985)	308	(422)	(1,099)
Other comprehensive income before reclassifications	—	—	20	20
Amounts reclassified from accumulated other comprehensive loss	36	(10)	—	26
Net current-period other comprehensive income (loss)	36	(10)	20	46
Balance at June 30, 2023	$(949)	298	(402)	(1,053)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2023:

Three Months Ended June 30, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$21	Other income (expense), net
Prior service credit	(3)	Other income (expense), net
Total before tax	18
Income tax benefit	(4)	Income tax expense
Net of tax	$14

Six Months Ended June 30, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$41	Other income (expense), net
Prior service credit	(7)	Other income (expense), net
Total before tax	34
Income tax benefit	(8)	Income tax expense
Net of tax	$26
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2022

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2022:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Interest Rate Swap	Total
	(Dollars in millions)
Balance at December 31, 2021	$(1,577)	(164)	(400)	(17)	(2,158)
Other comprehensive loss before reclassifications	—	—	(125)	—	(125)
Amounts reclassified from accumulated other comprehensive loss	46	3	—	17	66
Net current-period other comprehensive income (loss)	46	3	(125)	17	(59)
Balance at June 30, 2022	$(1,531)	(161)	(525)	—	(2,217)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2022:

Three Months Ended June 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$—	Interest expense
Income tax benefit	—	Income tax expense
Net of tax	$—

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$30	Other income (expense), net
Prior service cost	—	Other income (expense), net
Total before tax	30
Income tax benefit	(8)	Income tax expense
Net of tax	$22

Six Months Ended June 30, 2022	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Interest rate swaps	$22	Interest expense
Income tax benefit	(5)	Income tax expense
Net of tax	$17

Amortization of pension & post-retirement plans(1)
Net actuarial loss	$67	Other income (expense), net
Prior service cost	(1)	Other income (expense), net
Total before tax	66
Income tax benefit	(17)	Income tax expense
Net of tax	$49
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit income related to our pension and post-retirement plans.

(16) Labor Union Contracts

As of June 30, 2023, approximately 20% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 2% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending June 30, 2024.

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

We are an international facilities-based technology and communications company focused on providing our business and mass markets customers with a broad array of integrated products and services necessary to fully participate in our ever-evolving digital world. We operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs securely to meet immediate demands, create efficiencies, accelerate market access, and reduce costs - allowing customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial and subsea fiber optic long-haul network throughout North America, Europe, and Asia Pacific connects to metropolitan fiber networks that we operate. We provide services in over 60 countries, with most of our revenue being derived in the United States. As of June 30, 2023, we had approximately 30,000 employees.

On August 1, 2022, affiliates of Level 3 sold our Latin American business and on October 3, 2022, we and certain of our affiliates sold the portion of our facilities-based ILEC business primarily conducted within 20 Midwestern and Southeastern states. For additional information regarding these divestitures, including the amount of net proceeds we derived therefrom, see Note 2—Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business to the audited financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2022.

Pending Divestiture of our European, Middle Eastern and African Business

Under agreements entered into on November 2, 2022 and February 8, 2023, affiliates of Level 3 Parent, LLC, have agreed to divest certain operations in EMEA to Colt Technology Services Group Limited, a portfolio company of Fidelity Investments, in exchange for $1.8 billion in cash, subject to certain post-closing adjustments. Level 3 Parent, LLC expects to close the transaction in late 2023, following receipt of all requisite regulatory approvals in the U.S. and certain countries where the EMEA business operates, as well as the satisfaction of other customary conditions. The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, particularly if we experience delays in completing the transaction or any of our other assumptions prove to be incorrect.

Changes in the Macroeconomic, Industry and Work Environments

Societal, governmental and macroeconomic changes have impacted us, our customers and our business in several ways since the onset of the COVID-19 pandemic in the U.S. in March 2020. Beginning in the second half of 2020 and continuing into 2023, we rationalized our leased footprint and ceased using 42 leased property locations that were underutilized. These lease cancellations resulted in accelerated lease costs, including $8 million of such costs recognized during the six months ended June 30, 2023, but will lower our future operating costs. During the second quarter of 2023, we also donated our Monroe, Louisiana campus and leased back a portion thereof. This donation resulted in a loss on the disposal recognized during the quarter, as discussed further below. In conjunction with our plans to continue to reduce costs, we expect to continue our real estate rationalization efforts and expect to incur additional accelerated real estate costs in future periods.

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

Industry developments over the past couple years have increased fiber construction demand. The resulting increase in construction labor rates has reduced the pace and volume of our fiber buildout projects. Over the past couple years, we believe these factors, among others, contributed to a delay in our fulfillment of planned Quantum Fiber buildouts.

We reopened our offices in April 2022 under a "hybrid" working environment, which has permitted some of our employees the flexibility to work remotely at least some of the time.

If any of the above-listed factors intensify, our financial results could be materially impacted in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services. For additional information on the impacts of the pandemic and the macroeconomic changes arising therefrom, see (i) the remainder of this item, including "—Liquidity and Capital Resources—Overview of Sources and Uses of Cash" and (ii) Item 1A of Part II of this report.

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

◦Wholesale: Under our wholesale sales channel, we provide our products and services to a wide range of other communication companies providing wireline, wireless, cable, voice and data center services.

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to residential and small business customers. At June 30, 2023, we served 2.9 million broadband subscribers under our Mass Markets segment.

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services; and

•Other, which includes equipment sales, IT solutions and other services.

We categorize our Mass Markets products and services revenue among the following categories:

•Fiber Broadband, under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband, under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other, under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support programs.

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

•The increased use of digital applications, online video, gaming and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product capabilities and simplify our product portfolio based on demand and profitability to enable customers to have access to greater bandwidth.

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

Inflation has placed downward pressure on our margins and macroeconomic uncertainties have likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as inflation rates remain elevated. These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

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

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts)
Operating revenue	$3,661	4,612	7,399	9,288
Operating expenses	12,082	3,700	15,430	7,293
Operating (loss) income	(8,421)	912	(8,031)	1,995
Total other (expense) income, net	(269)	(459)	21	(741)
(Loss) income before income taxes	(8,690)	453	(8,010)	1,254
Income tax expense	46	109	215	311
Net (loss) income	$(8,736)	344	(8,225)	943
Basic (loss) earnings per common share	$(8.88)	0.34	(8.37)	0.93
Diluted (loss) earnings per common share	$(8.88)	0.34	(8.37)	0.93

We have experienced a prolonged period of revenue declines, excluding the impact of acquisitions, primarily due to declines in voice and private line customers, switched access rates and minutes of use. More recently, we have experienced declines in revenue derived from the sale of certain of our other products and services. To partially mitigate these revenue declines, we are increasing our focus on efforts to, among other things:

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

Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our four revenue sales channels within the Business segment described above:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Business Segment:
Large Enterprise	$1,179	1,432	(18)%
Mid-Market Enterprise	507	562	(10)%
Public Sector	414	494	(16)%
Wholesale	797	929	(14)%
Business segment revenue	2,897	3,417	(15)%
Mass Markets segment revenue	764	1,195	(36)%
Total consolidated operating revenue	$3,661	4,612	(21)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Business Segment:
Large Enterprise	$2,373	2,874	(17)%
Mid-Market Enterprise	1,022	1,135	(10)%
Public Sector	844	973	(13)%
Wholesale	1,614	1,836	(12)%
Business segment revenue	5,853	6,818	(14)%
Mass Markets segment revenue	1,546	2,470	(37)%
Total consolidated operating revenue	$7,399	9,288	(20)%

Our consolidated operating revenue decreased by $951 million and $1.9 billion for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, $707 million and $1.4 billion of which is attributable to the sale of our Latin American and ILEC businesses in the second half of 2022. An additional $59 million is attributable to the release during the first quarter of 2022 of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021. See our segment results below for additional information on the drivers of the remaining decrease in revenue.

Operating Expenses

The following tables summarize our operating expenses for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,740	2,058	(15)%
Selling, general and administrative	790	815	(3)%
Loss on disposal group held for sale	13	—	nm
Depreciation and amortization	746	827	(10)%
Goodwill impairment	8,793	—	nm
Total operating expenses	$12,082	3,700	nm

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,557	4,043	(12)%
Selling, general and administrative	1,511	1,615	(6)%
Loss on disposal group held for sale	90	—	nm
Depreciation and amortization	1,479	1,635	(10)%
Goodwill impairment	8,793	—	nm
Total operating expenses	$15,430	7,293	112%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $318 million and $486 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. These decreases were primarily due to a decrease of approximately $231 million and $448 million for the three and six months ended June 30, 2023 as compared to June 30, 2022, respectively, due to the sale of the Latin American and ILEC businesses in the second half of 2022, as well as reductions of approximately $33 million and $66 million for the three and six months ended June 30, 2023 as compared to June 30, 2022, respectively, in employee-related expense from lower headcount in our remaining business.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $25 million and $104 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. These decreases were primarily due to a decrease of approximately $60 million and $123 million for the three and six months ended June 30, 2023 as compared to June 30, 2022, respectively, due to the sale of our Latin American and ILEC businesses in the second half of 2022, as well as reductions of $12 million and $40 million for the three and six months ended June 30, 2023 as compared to June 30, 2022, respectively, in employee-related expense from lower headcount. These declines were partially offset by a $67 million loss incurred as a result of our above-described donation of our Monroe, Louisiana campus.

Loss on Disposal Group Held for Sale

For a discussion of the loss on disposal group held for sale that we recognized for the three and six months ended June 30, 2023, see Note 2—Planned Divestiture of the EMEA Business.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$483	550	(12)%
Amortization	263	277	(5)%
Total depreciation and amortization	$746	827	(10)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Depreciation	$956	1,084	(12)%
Amortization	523	551	(5)%
Total depreciation and amortization	$1,479	1,635	(10)%

Depreciation expense decreased by $67 million and $128 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022 primarily due to the discontinuation during the fourth quarter of 2022 of the depreciation of the tangible EMEA assets we plan to divest, resulting in a decrease of $45 million and $91 million, respectively, of depreciation expense during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. In addition, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, depreciation expense decreased $35 million and $69 million, respectively, due to the impact of annual rate depreciable life changes, which was partially offset by higher depreciation expense of $20 million and $39 million, respectively, associated with net growth in depreciable assets.

Amortization expense decreased by $14 million and $28 million for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. The decrease was primarily due to a decrease of $8 million and $16 million, respectively, due to the discontinuation during the fourth quarter of 2022 of the amortization of the intangible EMEA assets we plan to divest, a decrease of $4 million, for both periods, resulting from certain customer relationship intangible assets becoming fully amortized in the second quarter of 2023 and a decrease of $3 million and $9 million, respectively, associated with net reductions in amortizable assets for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022.

Further analysis of our segment operating expenses by segment is provided below in Segment Results.

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The sustained decline in our share price during the second quarter of 2023 was considered a triggering event requiring evaluation of goodwill impairment.

We report under two segments: Business and Mass Markets. As of June 30, 2023, we had three reporting units for goodwill impairment testing, which were (i) Mass Markets, (ii) North America Business ("NA Business") and (iii) Asia Pacific ("APAC") region. Prior to the planned divestiture of the EMEA business, the EMEA region was also a reporting unit and was tested for impairment in the pre-classification test as of October 31, 2022 discussed elsewhere herein. Prior to its August 1, 2022 divestiture, the Latin American ("LATAM") region was also a reporting unit.

When we performed an impairment test during the second quarter of 2023, we concluded that the estimated fair value of certain of our reporting units was less than their carrying value of equity as of our testing date. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge aggregating to $8.8 billion in the second quarter of 2023.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in this report for further details on these tests and impairment charges.

Other Consolidated Results

The following tables summarize our total other income (expense), net and income tax expense:

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(294)	(337)	(13)%
Net gain on early retirement of debt	9	—	nm
Other income (expense), net	16	(122)	nm
Total other (expense) income, net	$(269)	(459)	(41)%
Income tax expense	$46	109	(58)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Interest expense	$(573)	(689)	(17)%
Net gain on early retirement of debt	618	—	nm
Other expense, net	(24)	(52)	(54)%
Total other income (expense), net	$21	(741)	nm
Income tax expense	$215	311	(31)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $43 million and $116 million for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The decrease was due to the decrease in average outstanding long-term debt (inclusive of debt classified as held for sale) of $9.7 billion and $9.6 billion, respectively, which was partially offset by the increase in the average interest rate of 4.65% to 6.01% and 4.80% to 5.85%, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2023.

Net Gain on Early Retirement of Debt

For a discussion of the exchange offers that resulted in the net gain on debt that we recognized for the three and six months ended June 30, 2023, see Note 6—Long-Term Debt and Credit Facilities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Pension and post-retirement net periodic (expense) income	$(39)	7	(78)	4
Foreign currency gain (loss)	10	(16)	12	(29)
Gain (loss) on investment in limited partnership	2	(137)	(59)	(71)
Loss on investment in equity securities	(3)	—	(22)	—
Transition and separation services	37	30	86	33
Other	9	(6)	37	11
Total other income (expense), net	$16	(122)	(24)	(52)

See Note 10—Fair Value of Financial Instruments for more information regarding the losses recognized on our investments in equity securities and a limited partnership.

Income Tax Expense

For the three and six months ended June 30, 2023, our effective income tax rate was (0.5)% and (2.7)%, respectively, and for the three and six months ended June 30, 2022, our effective income tax rate was 24.1% and 24.8%, respectively. The effective tax rate for the three and six months ended June 30, 2023 includes a $1.8 billion unfavorable impact of a non-deductible goodwill impairment and a $11 million unfavorable impact as a result of our donating our Monroe, Louisiana campus.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below. The results presented in this section include results of our Latin American and ILEC businesses prior to their sale on August 1, 2022 and October 3, 2022, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating revenue
Business segment	$2,897	3,417	5,853	6,818
Mass Markets segment	764	1,195	1,546	2,470
Total operating revenue	$3,661	4,612	7,399	9,288

Additional information regarding our total adjusted EBITDA is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net (loss) income	$(8,736)	344	(8,225)	943
Income tax expense	46	109	215	311
Total other expense (income), net	269	459	(21)	741
Depreciation and amortization expense	746	827	1,479	1,635
Goodwill impairment	8,793	—	8,793	—
Stock-based compensation expense	9	25	23	48
Total adjusted EBITDA	$1,127	1,764	2,264	3,678
Business segment adjusted EBITDA	$1,849	2,259	3,714	4,526
Mass Markets segment adjusted EBITDA	411	744	843	1,592
Other unallocated expense	(1,133)	(1,239)	(2,293)	(2,440)

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Business Segment Product Categories:
Grow	$1,138	1,202	(5)%
Nurture	869	1,061	(18)%
Harvest	717	936	(23)%
Other	173	218	(21)%
Total segment revenue	2,897	3,417	(15)%
Expenses:
Total segment expense	1,048	1,158	(9)%
Total segment adjusted EBITDA	$1,849	2,259	(18)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Business Segment Product Categories:
Grow	$2,266	2,388	(5)%
Nurture	1,774	2,154	(18)%
Harvest	1,456	1,883	(23)%
Other	357	393	(9)%
Total segment revenue	5,853	6,818	(14)%
Expenses:
Total segment expense	2,139	2,292	(7)%
Total segment adjusted EBITDA	$3,714	4,526	(18)%

Three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022

Business segment revenue decreased $520 million and $965 million for the three and six months ended as of June 30, 2023 compared to June 30, 2022. Approximately $350 million and $701 million, for the three and six months ended June 30, 2023, respectively, of these decreases was due to the sale of the Latin American and ILEC businesses in the second half of 2022. More specifically, within each product category for the three and six months ended June 30, 2023 as compared to the comparable periods ended June 30, 2022:

•Grow decreased by $64 million and $122 million, due to a decrease of approximately $140 million and $273 million associated with the sale of the Latin American and ILEC businesses. This decline was partially offset by growth of $76 million and $151 million primarily in products such as IP, dark fiber, wavelengths and colocation;

•Nurture decreased by $192 million and $380 million, approximately $88 million and $179 million of which was attributable to the sale of the Latin American and ILEC businesses. The remainder of the decline is principally attributable to declines in traditional VPN network services of $78 million and $146 million and declines in Ethernet services of $29 million and $59 million;

•Harvest decreased by $219 million and $427 million, approximately $121 million and $247 million of which was attributable to the sale of the Latin American and ILEC businesses. The remainder of the decline is principally attributable to an $81 million and $142 million decline in legacy voice services;

•Other decreased by $45 million and $36 million, primarily due to lower IT solutions services of $32 million and $36 million.

Business segment revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 includes $9 million and $25 million, respectively, of unfavorable foreign currency adjustments.

Business segment expense decreased by $110 million and $153 million for the three and six months ended June 30, 2023, respectively, as compared to the three and six months ended June 30, 2022 primarily driven by $77 million and $153 million of decreased expenses due to the sale of the Latin American and ILEC businesses. The decrease in expense for the three months ended June 30, 2023 as compared to June 30, 2022 is additionally driven by lower cost of sales in line with revenue. Other than the decrease driven by the divestitures referenced above, expenses were flat for the six months ended June 30, 2023 as compared to June 30, 2022.

Business segment adjusted EBITDA as a percentage of segment revenue for the three and six months ended June 30, 2023 was 64% and 63%, respectively, and for each of the three and six months ended June 30, 2022 was 66%.

Mass Markets Segment

	Three Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$157	151	4%
Other Broadband	355	597	(41)%
Voice and Other	252	447	(44)%
Total segment revenue	764	1,195	(36)%
Expenses:
Total segment expense	353	451	(22)%
Total segment adjusted EBITDA	$411	744	(45)%

	Six Months Ended June 30,		% Change
	2023	2022
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$309	296	4%
Other Broadband	724	1,207	(40)%
Voice and Other	513	967	(47)%
Total segment revenue	1,546	2,470	(37)%
Expenses:
Total segment expense	703	878	(20)%
Total segment adjusted EBITDA	$843	1,592	(47)%

Three and six months ended June 30, 2023 compared to the same periods ended June 30, 2022

Mass Markets segment revenue decreased $431 million and $924 million for the three and six months ended June 30, 2023 as compared to the comparable periods ended June 30, 2022, respectively. Approximately $357 million and $722 million of this decrease is due to the sale of our ILEC business in the fourth quarter of 2022. More specifically, within each product category for the three and six months ended June 30, 2023 as compared to the comparable periods ended June 30, 2022:

•Fiber Broadband revenue increased $6 million and $13 million, primarily driven by $19 million and $37 million of growth in fiber customers, associated with our continued increase in enabled locations from our Quantum Fiber buildout, partially offset by respective decreases of $13 million and $26 million due to the sale of the ILEC business relating to such periods;

•Other Broadband revenue decreased $242 million and $483 million. Approximately $188 million and $378 million of this decrease was due to the sale of the ILEC business and $54 million and $105 million was due to fewer customers for our lower speed copper-based broadband services;

•Voice and Other declined $195 million and $454 million. The decline was principally due to (i) a $156 million and $318 million decrease due to the sale of the ILEC business, (ii) a $39 million and $77 million decrease due to the continued loss of legacy voice customers and (iii) the recognition in the first quarter of 2022 of $59 million of previously deferred revenue related to the CAF II program, which lapsed on December 31, 2021.

Mass Markets segment expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 decreased by $98 million and $175 million, respectively, primarily driven by a decrease of $108 million and $214 million due to the sale of the ILEC business, partially offset by an increase in employee costs of $21 million and $39 million.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue for the three and six months ended June 30, 2023 was 54% and 55%, respectively, and for the three and six months ended June 30, 2022 was 62% and 64%, respectively.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our parent company liquidity requirements. Several of our significant operating subsidiaries have borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries or affiliates. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be constrained by tax, legal and other limitations.

At June 30, 2023, we held cash and cash equivalents of $457 million, $46 million of which is classified as held for sale, and we also had $2.0 billion of borrowing capacity available under our revolving credit facility. We typically use our revolving credit facility as a source of liquidity for operating activities and our other cash requirements. We had approximately $79 million of cash and cash equivalents outside the United States at June 30, 2023. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States and that we may do so without paying or accruing U.S. taxes. Other than transactions related to our EMEA divestiture, we do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

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

For the 12-month period ending June 30, 2024, we project our fixed commitments will include (i) $125 million of scheduled term loan amortization payments and (ii) $31 million of finance lease and other fixed payments (which includes $2 million of finance lease obligations that have been classified as held for sale).

We are currently experiencing competitive, macroeconomic and financial pressures, including operational challenges resulting from inflation, dis-synergies resulting from our 2022 divestitures and, to a lesser extent, shortages of certain components and other supplies that we use in our business. These and other factors contributed to us recognizing goodwill impairments in the fourth quarter of 2022 and, coupled with the sustained decline in our share price during the second quarter of 2023, contributed to us recognizing additional goodwill impairments for the three months ended June 30, 2023. If these pressures continue, we may experience additional deterioration in our projected cash flows or market capitalization, or make significant changes to our assumptions of discount rates and market multiples. Any of these could result in additional goodwill impairments in future quarters.

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

Impact of the Divestitures of the Latin American and ILEC Businesses and Planned Divestiture of the EMEA Business

During 2022, we sold our Latin American business and a portion of our ILEC business. We additionally agreed to divest our EMEA business subject to receipt of various approvals and satisfaction of other customer conditions, see Note 2—Planned Divestiture of the EMEA Business to our consolidated financial statements in Item 1 of Part I of this report for more information. As further described in previous reports, these transactions have provided or are expected to provide us with a substantial amount of cash proceeds, but ultimately will reduce our base of income-generating assets that generate our recurring cash from operating activities. As a result of these divestitures, we utilized all of our NOLs available for use in 2022. During the first quarter of 2023, we paid $90 million of indemnification payments related to our 2022 divestitures. In addition, during the second quarter of 2023, we paid approximately $1.2 billion of estimated federal and state income taxes, the majority of which relates to our 2022 divestitures. See " —Net Operating Loss Carryforwards" below for additional information on our 2023 tax year cash tax estimate.

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

Debt Instruments and Financing Arrangements

Debt Instruments

Pursuant to exchange offers commenced on March 16, 2023 (the "Exchange Offers"), (i) on March 31, 2023, Level 3 Financing, Inc. issued $915 million of its 10.500% Senior Secured Notes due 2030 in exchange for $1.535 billion of Lumen’s outstanding senior unsecured notes and (ii) on April 17, 2023, Level 3 Financing, Inc. issued an additional $9 million of its 10.500% Notes in exchange for $19 million of Lumen's outstanding senior unsecured notes. All exchanged notes were concurrently cancelled. These transactions resulted in a net reduction in the aggregate principal amount of Lumen’s consolidated indebtedness of approximately $630 million and, along with a repurchase of notes in the first quarter of 2023, a gain of $618 million during the six months ended June 30, 2023.

At June 30, 2023, we had $11.4 billion of outstanding consolidated secured indebtedness, $8.5 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net and (iii) unamortized debt issuance costs) and $2.0 billion of unused borrowing capacity under our revolving credit facility, as discussed further below.

Under our amended and restated credit agreement dated as of January 31, 2020 (the "Amended Credit Agreement"), we maintained at June 30, 2023 (i) a $2.2 billion senior secured revolving credit facility, under which we owed $200 million as of such date, and (ii) $5.2 billion of senior secured term loan facilities.

At June 30, 2023, we had $99 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility. Additionally, under separate facilities, we had outstanding letters of credit, or other similar obligations, of approximately $3 million as of June 30, 2023, all of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within other assets.

In addition to its indebtedness under our Amended Credit Agreement, Lumen Technologies is indebted under its outstanding senior notes, and several of its subsidiaries are indebted under separate credit facilities or senior notes.

For additional information regarding the foregoing matters and the terms and conditions of the debt instruments of us and our subsidiaries, including financial and operating covenants, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 6—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2022 and (iv) "—Other Matters" below.

Future Financings and Debt Reduction Transactions

Subject to market conditions, we plan to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent permitted under our debt covenants and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

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

Net Operating Loss Carryforwards

As of December 31, 2022, Lumen Technologies had approximately $1.0 billion of federal net operating loss carryforwards ("NOLs"), which for U.S. federal income tax purposes can be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code and related U.S. Treasury Department regulations. We maintain a Section 382 rights agreement designed to safeguard through late 2023 our ability to use those NOLs. We utilized a substantial portion of our previously available NOLs to offset taxable gains generated by the completion of our 2022 divestitures. As a result we anticipate that our cash income tax liability will increase substantially in current and future periods. During the six months ended June 30, 2023, we paid approximately $1.3 billion of estimated federal and state income taxes, the majority of which relates to our 2022 divestitures. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions. Based on current laws and our current assumptions and projections, we estimate our cash federal income tax liability related to the 2023 tax year will range from $300 million to $400 million, excluding the impact of the above-referenced impact of our 2022 divestitures.

Although we expect to use substantially all of our remaining NOLs in future periods in accordance with Section 382's annual limitations, we cannot assure this. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022.

Stock Repurchases

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the six months ended June 30, 2023, we did not repurchase any shares of our outstanding common stock under this program. As of June 30, 2023, we were authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program. We currently do not plan to purchase any shares our outstanding common stock under this program in the near term.

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

Federal Broadband Support Programs

In January 2020, the FCC created the Rural Digital Opportunity Fund (“RDOF”) program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. We were awarded RDOF funding in 11 states and began receiving monthly support payments during the second quarter of 2022. We expect to receive approximately $17 million in annual RDOF Phase I support payments during 2023 and each year thereafter during the program period.

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

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and re-adopt "net neutrality" rules similar to those adopted under the Obama Administration. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. It remains premature to speculate on the ultimate impact of this legislation on us.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,		$ Change
	2023	2022
	(Dollars in millions)
Net cash provided by operating activities	$495	2,771	(2,276)
Net cash used in investing activities	(1,405)	(1,270)	135
Net cash provided by (used in) financing activities	72	(1,489)	(1,561)

Operating Activities

Net cash provided by operating activities decreased by $2.3 billion for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 largely due to the payment of taxes, the majority of which relate to our 2022 divestitures. Additionally, the decrease is the result of lower net income adjusted for non-cash expenses and gains, partially driven by the sale of the Latin American and ILEC businesses in the second half of 2022. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $135 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase in capital expenditures.

Financing Activities

Net cash provided by (used in) financing activities changed by $1.6 billion for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due higher debt repayments and dividend payments in the prior year period.

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

Market Risk

As of June 30, 2023, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2023, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of June 30, 2023, we had approximately $8.0 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"), none of which is currently hedged. A hypothetical increase of 100 basis points in SOFR relating to our $8.0 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $80 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2023, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the disclosures included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 and which are further supplemented by the disclosure immediately below:

Recent media reports concerning our legacy infrastructure could expose us to governmental actions, removal costs, litigation, compliance costs, penalties or reputational damage.

Recent media reports allege that certain lead-sheathed cables that are part of our copper-based network infrastructure pose public health and environmental risks. Such allegations may subject us to legislative or regulatory actions, removal costs, litigation, compliance costs or penalties. Accordingly, we may incur substantial expenses, which could have a material adverse impact on our financial results or condition.

We may also experience reputational harm from negative assertions about the public health or environmental impact of our lead-sheathed cables, which could adversely affect our business, even if such allegations ultimately prove to be inaccurate. Such damage to our reputation could be difficult, expensive and time-consuming to repair. Damage to our reputation could reduce investor confidence in us and have a material adverse impact on the value of our securities.

Certain debtholders of Level 3 may seek to claim that Level 3’s use of proceeds following the sale of its Latin American business resulted in potential defaults under its credit documents.

On July 25, 2023, the Company received a letter from representatives purporting to act on behalf of holders of approximately 37% of Lumen Technologies, Inc.’s funded debt and approximately 56% of Level 3’s funded debt requesting a meeting to discuss the Company’s upcoming debt maturities as well as what the letter referred to as an apparent event of default by Level 3 relating to Level 3’s use of proceeds from the divestiture of its Latin American business.

Although we do not believe that there is any default under the Company’s debt agreements, and there has been no delivery of any notice of default, there can be no assurance that debtholders will not deliver a purported notice of default, or seek to declare the principal amount of their debt holdings due and payable, together with accrued interest. Any such acceleration also could allow lenders under our senior secured credit facilities to declare all funds borrowed to be due and payable, to terminate their commitments thereunder, and to cease making further loans. Secured debtholders could also institute foreclosure proceedings against their collateral. Any such actions may result in an outcome that could have a material adverse impact on our business, operations and financial condition, and any such actions could force us to seek bankruptcy protection. In addition, responding to or defending against any claims of default, including through litigation, may require us to expend significant funds and management time and attention, and could adversely impact our ability to obtain financing in the future or to refinance our existing indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended June 30, 2023, we did not repurchase any shares of our outstanding common stock under this program. For additional information, see Note 14—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2023 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Apr-23	119,773	$2.50
May-23	23,221	$2.33
Jun-23	192,675	$2.25
Total	335,669

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
3.1
Bylaws of Lumen Technologies, Inc., as amended and restated through May 17, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 17, 2023).

10.1
Second Amended and Restated Lumen Technologies, Inc. 2018 Equity Incentive Plan, as amended and restated through May 17, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 17, 2023).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2023.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)