Form 10-Q
period 2024-03-31
Lumen Technologies, Inc.
filed 2024-04-30
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On April 26, 2024, there were 1,015,035,771 shares of common stock outstanding.

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

•statements concerning the anticipated impact of our completed, pending or proposed transactions, investments, product development, transformation plans, participation in government programs, Quantum Fiber buildout plans, deleveraging plans, and other initiatives, including synergies or costs associated with these initiatives;

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

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, pension contributions and other benefits payments;

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

•our ability to successfully and timely implement our corporate strategies, including our transformation, buildout and deleveraging strategies;

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

•adverse changes in our access to credit markets on acceptable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to attain the anticipated benefits of our March 22, 2024 debt transactions;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,290	3,738
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,652	1,817
Selling, general and administrative	823	721
Loss on sale of business	22	77
Depreciation and amortization	748	733
Total operating expenses	3,245	3,348
OPERATING INCOME	45	390
OTHER INCOME (EXPENSE)
Interest expense	(291)	(279)
Net gain on early retirement of debt (Note 5)	275	609
Other income (expense), net	73	(40)
Total other income, net	57	290
INCOME BEFORE INCOME TAXES	102	680
Income tax expense	45	169
NET INCOME	$57	511
BASIC AND DILUTED EARNINGS PER COMMON SHARE
BASIC	$0.06	0.52
DILUTED	$0.06	0.52
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	984,855	981,555
DILUTED	986,262	982,283
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
NET INCOME	$57	511
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(6) and $(5) tax	18	15
Change in net prior service cost, net of $1 and $1 tax	(3)	(3)
Foreign currency translation adjustment, net of $— and $(6) tax	(4)	18
Other comprehensive income	11	30
COMPREHENSIVE INCOME	$68	541
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,580	2,234
Accounts receivable, less allowance of $67 and $67	1,322	1,318
Other	1,033	1,223
Total current assets	3,935	4,775
Property, plant and equipment, net of accumulated depreciation of $21,725 and $21,318	19,908	19,758
GOODWILL AND OTHER ASSETS
Goodwill	1,964	1,964
Other intangible assets, net	5,290	5,470
Other, net	2,076	2,051
Total goodwill and other assets	9,330	9,485
TOTAL ASSETS	$33,173	34,018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$86	157
Accounts payable	1,162	1,134
Accrued expenses and other liabilities
Salaries and benefits	578	696
Income and other taxes	761	251
Current operating lease liabilities	282	268
Interest	110	168
Other	172	213
Current portion of deferred revenue	665	647
Total current liabilities	3,816	3,534
LONG-TERM DEBT	18,591	19,831
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,143	3,127
Benefit plan obligations, net	2,457	2,490
Deferred revenue	2,021	1,969
Other	2,641	2,650
Total deferred credits and other liabilities	10,262	10,236
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,015,967 and 1,008,486 shares	1,016	1,008
Additional paid-in capital	18,137	18,126
Accumulated other comprehensive loss	(799)	(810)
Accumulated deficit	(17,850)	(17,907)
Total stockholders' equity	504	417
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,173	34,018
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$57	511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748	733
Loss on sale of business	22	77
Deferred income taxes	8	46
Provision for uncollectible accounts	23	27
Net gain on early retirement of debt	(275)	(609)
Debt modification costs and related fees	(79)	—
Unrealized (gain) loss on investments	(20)	80
Stock-based compensation	14	14
Changes in current assets and liabilities:
Accounts receivable	(25)	14
Accounts payable	(7)	(8)
Accrued income and other taxes	772	143
Other current assets and liabilities, net	(261)	(374)
Retirement benefits	(13)	(15)
Changes in other noncurrent assets and liabilities, net	198	(16)
Other, net	(60)	(28)
Net cash provided by operating activities	1,102	595
INVESTING ACTIVITIES
Capital expenditures	(713)	(640)
Proceeds from sale of property, plant and equipment, and other assets	12	23
Other, net	3	1
Net cash used in investing activities	(698)	(616)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—
Payments of long-term debt	(1,902)	(61)
Net payments on revolving line of credit	(200)	—
Dividends paid	(3)	(8)
Debt issuance and extinguishment costs and related fees	(278)	(11)
Other, net	(2)	(6)
Net cash used in financing activities	(1,060)	(86)
Net decrease in cash, cash equivalents and restricted cash	(656)	(107)
Cash, cash equivalents and restricted cash at beginning of period	2,248	1,307
Cash, cash equivalents and restricted cash at end of period	$1,592	1,200
Supplemental cash flow information:
Income taxes refunded (paid), net	$724	(96)
Interest paid (net of capitalized interest of $39 and $21)	$(339)	(363)
Supplemental noncash information regarding financing activities:
Cancellation of senior unsecured notes as part of exchange offers (Note 5)	$—	(1,535)
Issuance of senior secured notes as part of exchange offers (Note 5)	$—	915
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,580	1,148
Cash and cash equivalents and restricted cash included in Assets held for sale	—	41
Restricted cash included in Other current assets	2	—
Restricted cash included in Other, net noncurrent assets	10	11
Total	$1,592	1,200
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,008	1,002
Issuance of common stock through incentive and benefit plans	8	3
Balance at end of period	1,016	1,005
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,126	18,080
Shares withheld to satisfy tax withholdings	(1)	(4)
Stock-based compensation	14	14
Other	(2)	4
Balance at end of period	18,137	18,094
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(810)	(1,099)
Other comprehensive income	11	30
Balance at end of period	(799)	(1,069)
ACCUMULATED DEFICIT
Balance at beginning of period	(17,907)	(7,609)
Net income	57	511
Balance at end of period	(17,850)	(7,098)
TOTAL STOCKHOLDERS' EQUITY	$504	10,932
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to (i) "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries and (ii) "Level 3" refer to Level 3 Parent, LLC and its predecessor, Level 3 Communications, Inc., which we acquired on November 1, 2017.

(1) Background

General

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers and our domestic mass markets customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition.

During 2022 and 2023, we divested components of our business, referenced herein as (i) the Europe, Middle East and Africa ("EMEA") business, divested November 1, 2023, (ii) the incumbent local exchange ("ILEC") business conducted in 20 Midwestern and Southeastern states, divested October 3, 2022 and (iii) the Latin American business, divested August 1, 2022. Please refer to Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses our Annual Report on Form 10-K for the year ended December 31, 2023 for more information on these divestitures. As we determined that none of these divestitures represented a strategic shift for Lumen, they did not meet the criteria to be treated as discontinued operations and we continued to report our operating results for all three of the divested businesses in our consolidated operating results through their respective disposal dates.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2023, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category and sales channel in our segment reporting. See Note 3—Revenue Recognition and Note 10—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net income for any period.

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable which resulted in revisions to certain line items on our December 31, 2022 consolidated balance sheet in prior periods. We have recorded an increase to our accumulated deficit by $63 million, reflected in our January 1, 2023 and March 31, 2023 accumulated deficit in our consolidated statements of stockholders' equity herein. Please refer to Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Operating lease assets are included in other, net under goodwill and other assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in other under deferred credits and other liabilities on our consolidated balance sheets.

There were no book overdrafts included in accounts payable at March 31, 2024 or December 31, 2023.

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for ILEC and certain competitive local exchange carriers ("CLEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs and certain CLECs. Under the group method, for each subsidiary, all like kind assets were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures and asset sales have significantly reduced our composite asset base. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation is considered a change in accounting estimate inseparable from a change in accounting principle and will result in changes to our depreciation and amortization expense prospectively. The change in accounting estimate had an immaterial impact to our continuing operations for the quarter ended March 31, 2024.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense approximately $16 million, $12 million net of tax, or an increase of $0.01 per diluted share from continuing operations for the quarter ended March 31, 2024.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Adoption of Other ASU With No Impact

As of March 31, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”, and ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The adoption of these ASU did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires that public business entities must annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate).” ASU 2023-09 will become effective for us in fiscal year 2025 and early adoption is permitted. As of March 31, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for us in annual period fiscal 2024 and early adoption is permitted. As of March 31, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including on the accompanying annual disclosure within our Segment Information note.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Goodwill	$1,964	1,964
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,047 and $4,248	3,656	3,811
Capitalized software, less accumulated amortization of $3,981 and $4,045(1)	1,542	1,564
Trade names, patents and other, less accumulated amortization of $75 and $72(1)	83	86
Total other intangible assets, net	$5,290	5,470
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $352 million and capitalized software with a gross carrying value of $153 million became fully amortized during 2023 and were retired during the three months ended March 31, 2024.

As of March 31, 2024, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $15.4 billion.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. We report our results within two segments: Business and Mass Markets. See Note 10—Segment Information for more information on these segments. We assigned no goodwill to our Business segment as of March 31, 2024 and December 31, 2023. We assigned approximately $2.0 billion of goodwill to our Mass Markets segment as of both March 31, 2024 and December 31, 2023. Total goodwill as of both March 31, 2024 and December 31, 2023 was net of accumulated impairment losses of $21.7 billion.

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

As of March 31, 2024, we had three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North American Business ("NA Business") and (iii) Asia Pacific ("APAC") region. Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. For each reporting unit, we compare its estimated fair value of equity to its carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2024 and 2023 totaled $272 million and $260 million, respectively.

We estimate that total amortization expense for finite-lived intangible assets for the years ending December 31, 2024 through 2028 will be as provided in the table below.

(Dollars in millions)
2024 (remaining nine months)	$736
2025	895
2026	841
2027	753
2028	686

(3) Revenue Recognition

Product and Service Categories

We categorize our products and services revenue among the following categories for the Business segment:

•Grow, which includes products and services that we anticipate will grow, including our dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services; and

•Other, which includes equipment sales, managed and professional service solutions and other services.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following table provides total revenue by segment, sales channel and product category. It also provides the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the table below include revenue for the EMEA business prior to its sales on November 1, 2023. See Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these divestitures.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$427	(49)	378	421	(50)	371
Nurture	268	—	268	300	—	300
Harvest	119	—	119	139	—	139
Other	44	(1)	43	51	(1)	50
Total Large Enterprise Revenue	858	(50)	808	911	(51)	860
Mid-Market Enterprise
Grow	207	(6)	201	197	(7)	190
Nurture	188	—	188	219	—	219
Harvest	83	(1)	82	98	(1)	97
Other	8	(1)	7	9	(2)	7
Total Mid-Market Enterprise Revenue	486	(8)	478	523	(10)	513
Public Sector
Grow	125	(21)	104	117	(19)	98
Nurture	87	—	87	107	—	107
Harvest	94	(1)	93	99	—	99
Other	114	—	114	109	—	109
Total Public Sector Revenue	420	(22)	398	432	(19)	413
Wholesale
Grow	260	(62)	198	271	(71)	200
Nurture	192	(7)	185	215	(6)	209
Harvest	275	(38)	237	332	(44)	288
Other	3	—	3	5	—	5
Total Wholesale Revenue	730	(107)	623	823	(121)	702
International and Other
Grow	40	(1)	39	128	(29)	99
Nurture	42	—	42	72	—	72
Harvest	11	—	11	38	—	38
Other	4	—	4	41	—	41
Total International and Other	97	(1)	96	279	(29)	250
Business Segment by Product Category
Grow	1,059	(139)	920	1,134	(176)	958
Nurture	777	(7)	770	913	(6)	907
Harvest	582	(40)	542	706	(45)	661
Other	173	(2)	171	215	(3)	212
Total Business Segment Revenue	2,591	(188)	2,403	2,968	(230)	2,738
Mass Markets Segment by Product Category
Fiber Broadband	170	(4)	166	152	(4)	148
Other Broadband	315	(28)	287	369	(33)	336
Voice and Other	214	(9)	205	249	(9)	240
Total Mass Markets Revenue	699	(41)	658	770	(46)	724
Total Revenue	$3,290	(229)	3,061	3,738	(276)	3,462

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

For the three months ended March 31, 2024 and 2023, our gross rental income was $221 million and $269 million, respectively, which represents approximately 7% of our operating revenue for both the three months ended March 31, 2024 and 2023.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables(1)	$1,289	1,256
Contract assets	26	29
Contract liabilities	710	698
______________________________________________________________________
(1)Reflects gross customer receivables of $1.3 billion, net of allowance for credit losses of $60 million, at March 31, 2024 and December 31, 2023.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within deferred revenue on our consolidated balance sheets. During the three months ended March 31, 2024, we recognized $300 million of revenue that was included in contract liabilities of $698 million as of January 1, 2024. During the three months ended March 31, 2023, we recognized $305 million of revenue that was included in contract liabilities of $715 million as of January 1, 2023, including contract liabilities that were classified as held for sale.

Performance Obligations

As of March 31, 2024, we expect to recognize approximately $6.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $2.3 billion, $2.0 billion and $2.6 billion, respectively.

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

Contract Costs

The following table provides changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$182	184	202	192
Costs incurred	33	36	36	40
Amortization	(33)	(31)	(41)	(35)
Change in contract costs held for sale	—	—	(5)	(15)
End of period balance(2)	$182	189	192	182
______________________________________________________________________
(1)Beginning of period balance for the three months ended March 31, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(2)End of period balance for the three months ended March 31, 2023 excludes $11 million of acquisition costs and $15 million of fulfillment costs classified as held for sale related to the EMEA business.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 50 months for mass markets customers and 35 months for business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in selling, general and administrative expenses in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next twelve months in other current assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next twelve months in other non-current assets on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

(4) Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the three months ended March 31, 2024:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023	$36	31	67
Provision for expected losses	8	15	23
Write-offs charged against the allowance	(10)	(17)	(27)
Recoveries collected	3	1	4
Ending balance at March 31, 2024	$37	30	67

(5) Long-Term Debt and Credit Facilities

On March 22, 2024 (the "Effective Date"), Lumen Technologies, Inc ("Lumen"), Level 3 Financing, Inc. ("Level 3"), Qwest Corporation ("Qwest") and a group of creditors holding a majority of our consolidated debt (the "Consenting Debtholders" and, collectively with Lumen, Level 3 and Qwest, the "TSA Parties") completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that the TSA Parties entered into on January 22, 2024 (the "TSA Transactions"), including, among others, the following transactions:

•Lumen and certain of the Consenting Debtholders entered into two new superpriority credit agreements that established new revolving credit and term loan facilities (the “New Parent Facilities”), in return for the termination, repayment or exchange of substantially all of the commitments and debt due under Lumen’s amended and restated credit agreement dated January 31, 2020 (the “Former Parent Facilities”);

•Lumen and certain of the Consenting Debtholders agreed to exchange a substantial portion of Lumen’s senior secured notes (the "Former Parent Secured Notes") for newly-issued Lumen superpriority secured notes and cash;

•Level 3 and certain of the Consenting Debtholders entered into a new credit agreement that established new term loan facilities (the “New Level 3 Facilities”) in exchange for substantially all of the term loan debt due under Level 3’s amended and restated credit agreement, dated as of November 29, 2019 (the “Former Level 3 Facility”);

•Level 3 and certain of the Consenting Debtholders agreed to exchange a substantial portion of (i) certain Level 3 senior secured notes (the "Former Level 3 Secured Notes") for newly-issued Level 3 first lien notes and (ii) each series of Level 3 senior unsecured notes for newly-issued Level 3 second lien notes; and

•Level 3 privately placed $1.575 billion in aggregate principal amount of newly-issued first lien notes maturing 2029, $1.325 billion of which was cash proceeds, $200 million of which was issued in exchange for Lumen 4.00% senior secured notes and $50 million of which was comprised of non-cash lender fees.

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	March 31, 2024	December 31, 2023
			(Dollars in millions)
Secured Senior Debt: (2)
Lumen Technologies, Inc.
New Parent Facilities:
Series A Revolving Credit Facility(3)	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility(4)	SOFR + 6.00%	2028	—	—
Term Loan A(5)	SOFR + 6.00%	2028	372	—
Term Loan B-1(6)	SOFR + 2.35%	2029	1,625	—
Term Loan B-2(6)	SOFR + 2.35%	2030	1,625	—
Former Parent Facilities:
Term Loan B(7)	SOFR + 2.25%	2027	57	3,891
Other Facilities(8)	SOFR + 2.00%	2025	—	1,399
Superpriority Notes	4.125%	2029 - 2030	812	—
Former Parent Secured Notes	4.000%	2027	—	1,250
Subsidiaries
Level 3 Financing, Inc.
New Level 3 Facilities:
Term Loan B-1(9)	SOFR + 6.56%	2029	1,199	—
Term Loan B-2(9)	SOFR + 6.56%	2030	1,199	—
Former Level 3 Facility(10)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(11)	10.500% to 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% to 4.875%	2029 - 2031	2,229	—
Former Level 3 Senior Notes	3.400% to 3.875%	2027 - 2029	—	1,500
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes(12)	4.000% - 7.650%	2025 - 2042	2,113	2,143
Subsidiaries:
Level 3 Financing, Inc.
Senior notes(13)	3.400% - 4.625%	2027 - 2029	1,865	3,940
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(14)	SOFR + 2.50%	2027	—	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations	Various	Various	279	285
Unamortized discounts, net			(492)	(4)
Unamortized debt issuance costs			(242)	(145)
Total long-term debt			18,677	19,988
Less current maturities			(86)	(157)
Long-term debt, excluding current maturities			$18,591	19,831
______________________________________________________________________
(1)As of March 31, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.

(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is either guaranteed by affiliates of the issuer, secured, or both. As discussed further in footnotes 12 and 13, we reclassified in the table above certain notes that were guaranteed, secured, or both prior to the Effective Date from “secured” to “unsecured” in light of amendments that released such prior guarantees and security interests.
(3)Series A Revolving Credit Facility had an interest rate of 8.050%, as of March 31, 2024.
(4)Series B Revolving Credit Facility had an interest rate of 10.050% as of March 31, 2024.
(5)Term Loan A had an interest rate of 11.329% as of March 31, 2024.
(6)Term Loan B-1 and B-2 each had an interest rate of 7.739% as of March 31, 2024.
(7)Term Loan B had an interest rate of 7.695% and 7.720% as of March 31, 2024 and December 31, 2023, respectively.
(8)Reflects revolving credit facility and term loan A and A-1 debt issued under the Former Parent Facilities, which had interest rates of 7.464% and 7.470%, respectively, as of December 31, 2023.
(9)The Level 3 Term Loan B-1 and B-2 each had an interest rate of 11.889% as of March 31, 2024.
(10)Reflects Level 3 Tranche B 2027 Term Loan issued under the Former Level 3 Facility, which had an interest rate of 7.195% and 7.220% as of March 31, 2024 and December 31, 2023, respectively.
(11)Includes Level 3's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3's first lien notes issued on March 22, 2024.
(12)The total of these notes at March 31, 2024 includes the remaining aggregate principal amount due under the Former Parent Secured Notes, the terms of which were amended on March 22, 2024 to release the guarantees of such debt and certain security interests relating thereto.
(13)The total for these notes at March 31, 2024 includes the remaining aggregate principal amount due under the Former Level 3 Secured Notes, the terms of which were amended on March 22, 2024 to release the guarantees of such debt and certain security interests relating thereto.
(14)The Qwest Corporation Term Loan had an interest rate of 7.970% as of December 31, 2023.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2024 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years.

(Dollars in millions)
2024 (remaining nine months)	$64
2025	542
2026	238
2027	847
2028	1,162
2029 and thereafter	16,558
Total long-term debt	$19,411

Impact of Debt Transactions

Consummation of the above-described TSA Transactions substantially changed the structure and terms of our consolidated long-term debt. The principal changes included:

•reducing the aggregate principal amount of our total debt maturities due on or before December 31, 2027 by approximately $10.2 billion (excluding finance leases and other obligations);

•increasing the average weighted interest rate payable under our consolidated long-term debt from 6.23% to 7.73%;

•increasing the portion of our consolidated long-term debt that is guaranteed, secured or both;

•modifying the covenants applicable to our consolidated long-term debt;

•raising $1.325 billion of new capital through the issuance of Level 3 first lien notes maturing 2029;

•obtaining approximately $1.0 billion of new Lumen revolving credit facilities maturing 2028 to replace Lumen's former $2.2 billion revolving credit facility. Under these new revolving credit facilities, Lumen had no borrowings as of March 31, 2024 and had approximately $241 million of letters of credit issued and undrawn, leaving approximately $715 million capacity as of such date; and

•repaying certain indebtedness of Lumen and Qwest.

Repayments and Issuances

The following table sets forth the aggregate principal amount of each of Lumen's consolidated debt arrangements that were partially or fully paid in exchange for cash or newly-issued debt during the first quarter of 2024 in connection with the TSA Transaction:

	Aggregate Principal Amount (in millions)
Debt	Repayment	Exchange
Lumen Technologies, Inc.
Term Loan A	$933	—
Term Loan A-1	266	—
Term Loan B	575	3,259
5.125% Senior Notes due 2026	116	147
4.000% Senior Notes due 2027	153	865
Level 3 Financing, Inc.
Term Loan B	—	2,398
3.400% Senior Notes due 2027	—	668
3.875% Senior Notes due 2029	—	678
4.625% Senior Notes due 2027	—	606
4.250% Senior Notes due 2028	—	712
3.625% Senior Notes due 2029	—	458
3.750% Senior Notes due 2029	—	453
Qwest Corporation
Senior Term B Loan	215	—
Total	$2,258	10,244

The following table sets forth the aggregate principal amount of debt issued by Lumen or Level 3 during the first quarter of 2024 in connection with the TSA Transactions:

New Debt Issuances(1)		Aggregate Principal Amount as of March 31, 2024 (in millions)
Lumen Technologies, Inc.
Term Loan A(2)		$372
Term Loan B-1(2)	Exchange	1,625
Term Loan B-2(2)	Exchange	1,625
4.125% Superpriority Notes due 2029-2030	Exchange	812
Level 3 Financing, Inc.
Term Loan B-1	Exchange	1,199
Term Loan B-2	Exchange	1,199
10.500% First Lien Notes due 2029	Exchange	668
10.750% First Lien Notes due 2029	Exchange	678
11.000% First Lien Notes due 2029		1,375
11.000% First Lien Notes due 2029	Exchange	200
4.875% Second Lien Notes due 2029	Exchange	606
4.500% Second Lien Notes due 2030	Exchange	712
3.875% Second Lien Notes due 2030	Exchange	458
4.000% Second Lien Notes due 2031	Exchange	453
Total		$11,982
______________________________________________________________________
(1)Except for the Term Loan A and as otherwise noted herein with respect to Level 3's 11.000% first Lien Notes due 2029, all of the new debt listed in this table was issued in exchange for previously-issued debt of Lumen or Level 3.
(2)Reflected approximately $13 million of term loan installment payments made between March 22, 2024 and March 31, 2024.

In evaluating the terms of the TSA transaction, we determined for certain of our creditors that the new debt instruments were substantially different than pre-existing debt and therefore constituted an extinguishment of old debt and establishment of new debt for which we recorded a gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $492 million which was included in our aggregate net gain on extinguishment of $275 million, recognized in other income (expense), net in our consolidated statement of operations for the three months ended March 31, 2024. The remaining creditors’ debt was not substantially different under the terms of the TSA transaction and was treated under modification accounting rules. In conjunction with the TSA transaction, we paid $209 million in lender fees and $174 million in additional third-party costs. Of these amounts, $157 million lender fees were an offset to the gain on extinguishment and $112 million in third-party costs were recorded to selling, general and administrative expense in our consolidated statement of operations for the three months ended March 31, 2024. In accordance with US GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $62 million in third-party costs, respectively, were capitalized and will be amortized over the new terms of the arrangements.

For information on various issuances, exchanges or payments of long-term indebtedness by Lumen or its subsidiaries during 2023, see Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt of Lumen Technologies, Inc. and its Subsidiaries

At March 31, 2024, most of our outstanding consolidated debt had been incurred by Lumen or one of the following three other subsidiaries each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3"), including its parent guarantor Level 3 Parent, LLC ("Level 3 Parent") and certain subsidiary guarantors;

•Qwest Corporation; and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further below or in Note 7 to the financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Lumen Credit Agreements

Superpriority Revolving/Term A Credit Agreement

On the Effective Date, Lumen, as borrower, the lenders party thereto and Bank of America, as administrative agent and collateral agent, entered into the Superpriority Revolving/Term A Credit Agreement (the “RCF/TLA Credit Agreement”) providing for:

•a superpriority “first out” series A revolving credit facility with commitments of approximately $489 million (the “SP RCF-A”);

•a superpriority “second out” series B revolving credit facility with commitments of approximately $467 million (the “SP RCF-B”, and together with the SP RCF-A, the “SP RCF”); and

•a superpriority secured term loan facility in the amount of approximately $377 million (the “SP TLA”).

Interest on borrowings under the RCF/TLA Credit Agreement is payable at the end of each interest period at a rate equal to, at Lumen’s option

•for the SP RCF-A, term SOFR (subject to a 2.00% floor) plus 4.00% for term SOFR loans or a base rate plus 3.00% for base rate loans;

•for the SP RCF-B, term SOFR (subject to a 2.00% floor) plus 6.00% for term SOFR loans or a base rate plus 5.00% for base rate loans; and

•for the SP TLA, term SOFR (subject to a 2.00% floor) plus a 6.00% for term SOFR loans or a base rate plus 5.00% for base rate loans.

Lumen may prepay amounts outstanding under the SP RCF-B or SP TLA at anytime without premium or penalty. If no amounts are outstanding under the SP RCF-B, Lumen may prepay amounts outstanding under the SP RCF-A without premium or penalty.

The SP RCF-A and SP RCF-B mature on June 1, 2028 (in each case subject to a springing maturity in certain circumstances). The SP TLA matures on June 1, 2028 and requires Lumen to make quarterly amortization payments of 1.25% of the initial principal amount and certain specified mandatory prepayments upon the occurrence of certain transactions.

The RCF/TLA Credit Agreement contains certain customary events of default (subject, in certain cases, to customary grace and cure periods). If an event of default occurs, the lenders may, among other actions, accelerate the outstanding loans.

In connection with entry into the RCF/TLA Credit Agreement, the (i) revolving commitments outstanding under the Former Parent Facilities were permanently reduced to zero and terminated, (ii) all term A/A-1 loans outstanding under the Former Parent Facilities were prepaid in full and (iii) the outstanding balance of the term B loans under the Former Parent Facilities was reduced to approximately $57 million.

Superpriority Term B Credit Agreement

On the Effective Date, Lumen, as borrower, the lenders party thereto, Wilmington Trust, National Association (“WTNA”), as administrative agent, and Bank of America, as collateral agent, entered into a Superpriority Term B Credit Agreement (the “TLB Credit Agreement” and, together with the RCF/TLA Credit Agreement, the “SP Credit Agreements”), providing for:

•a superpriority secured term loan facility in a principal amount of approximately $1.6 billion maturing April 15, 2029 (the “SP TLB-1”); and

•a superpriority secured term loan facility in a principal amount of approximately $1.6 billion maturing April 15, 2030 (the “SP TLB-2”, and together with the SP TLB-1, the “SP TLB”).

Interest on borrowings under the TLB Credit Agreement is payable at the end of each interest period at a rate equal to, at Lumen’s option, adjusted term SOFR (subject to a 0% floor) plus 2.35% for term SOFR loans or a base rate plus 1.35% for base rate loans.

The SP TLB requires Lumen to make quarterly amortization payments of 0.25% of the initial principal amount and certain specified mandatory prepayments upon the occurrence of certain transactions. Amounts outstanding under the SP TLB may be prepaid at any time without premium or penalty.

The TLB Credit Agreement contains certain customary events of default (subject in certain cases to customary grace and cure periods). If an event of default occurs, the lenders may, among other actions, accelerate the outstanding loans.

Level 3 Credit Agreement

On the Effective Date, Level 3, as borrower, Level 3 Parent, the lenders party thereto and WTNA, as administrative agent and collateral agent, entered into a credit agreement (the “New Level 3 Credit Agreement”), providing for:

•a secured term B-1 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2029 (the “TLB-1”); and

•a secured term B-2 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2030 (the “TLB-2” and, together with the TLB-1, the “New Level 3 Facilities”).

Interest on borrowings under the New Level 3 Credit Agreement is payable at the end of each interest period at a rate equal to, at Level 3’s option, term SOFR (subject to a 2.00% floor) plus 6.56% for term SOFR loans or a base rate plus 5.56% for base rate loans.

Amounts outstanding under the New Level 3 Credit Agreement may be prepaid at any time, subject to a premium of (i) 2.00% of the aggregate principal amount if prepaid on or prior to the 12-month anniversary of the Effective Date and (ii) 1.00% of the aggregate principal amount if prepaid after the 12-month anniversary of the Effective Date and on or prior to the 24-month anniversary of the Effective Date. The New Level 3 Facilities require Level 3 to make certain specified mandatory prepayments upon the occurrence of certain transactions.

The New Level 3 Credit Agreement contains certain customary events of default (subject, in certain cases, to customary grace and cure periods). If an event of default occurs, the lenders may, among other actions, accelerate the outstanding loans.

In connection with entry into the New Level 3 Credit Agreement, the outstanding balance of the term B loans under the Former Level 3 Facility was reduced to approximately $12 million.

Senior Notes

The Company’s consolidated indebtedness at March 31, 2024 included:

•superpriority senior secured notes issued by Lumen;

•first and second lien secured notes issued by Level 3; and

•senior unsecured notes issued by Lumen, Level 3, Qwest Corporation, and Qwest Capital Funding, Inc.

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

Certain Guarantees and Security Interests

Lumen’s obligations under the RCF/TLA Credit Agreement are unsecured, but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, Level 3 and certain of Level 3’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations under the SP RCF- A of up to $150 million and under the SP RCF-B of up to $150 million, in each case secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest and certain of its subsidiaries have provided an unsecured guarantee of collection of Lumen’s obligations under the SP RCF and SP TLA (the “Qwest Guarantors”).

Lumen’s obligations under the TLB Credit Agreement are unsecured. The SP TLB is guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under the RCF/TLA Credit Agreement.

Level 3’s obligations under the New Level 3 Credit Agreement are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals). In addition, the other Level 3 Collateral Guarantors have or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Level 3’s obligations under the New Level 3 Credit Agreement secured by a lien on substantially all of their assets.

Lumen’s superpriority secured senior notes are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under the RCF/TLA Credit Agreement. Level 3’s obligations under its first lien notes are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the New Level 3 Facilities. Level 3’s obligations under its second lien notes are secured by a second lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the New Level 3 Facilities, except the lien securing such guarantees is a second lien. The senior notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc.

Covenants

Lumen

Under the RCF/TLA Credit Agreement and commencing with the fiscal quarter ended June 30, 2024, Lumen may not permit:

(i) its maximum total net leverage ratio to exceed 5.75 to 1.00 as of the last day of each fiscal quarter, stepping down to 5.50 to 1.00 with respect to each fiscal quarter ending after December 31, 2024 and stepping down to 5.25 to 1.00 with respect to each fiscal quarter ending after December 31, 2025; or

(ii) its interest coverage ratio as of the last day of any test period to be less than 2.00 to 1.00.

Lumen’s SP Credit Agreements and superpriority senior secured notes contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with our affiliates, dispose of assets and merge or consolidate with any other person.

Lumen’s senior unsecured notes were issued under four separate indentures. These indentures restrict Lumen’s ability to (i) incur, issue or create liens upon its property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to any other party.

Under certain circumstances in connection with a “change of control” of Lumen, it will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Level 3

The New Level 3 Credit Agreement and Level 3’s first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with any other person. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3, Level 3 will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Qwest Companies

The senior notes of Qwest Corporation were issued under indentures dated April 15, 1990 and October 15, 1999. These indentures contain restrictions on the incurrence of liens and the consummation of certain transactions substantially similar to the above-described covenants in the indentures governing Lumen’s senior unsecured notes (but contain no mandatory repurchase provisions). The senior notes of Qwest Capital Funding, Inc. were issued under an indenture dated June 29, 1998 containing terms substantially similar to those set forth in Qwest Corporation's indentures.

Compliance

As of March 31, 2024, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of March 31, 2024, certain of its key subsidiaries guaranteed (i) its debt outstanding under its SP Credit Agreements, its superpriority senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior secured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

(6) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2023	$18
Accrued to expense	2
Payments, net	(18)
Balance at March 31, 2024	$2

During April 2024 we announced plans to reduce our workforce by less than 7% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we expect to incur severance and related costs in the range of approximately $90 million to $100 million. This plan is expected to be substantially completed by the end of the second quarter of 2024. We do not expect to incur any material impairment or exit costs related to this plan. These workforce reductions are considered a subsequent event for the purposes of the March 31, 2024 financial statements, and therefore, we have not accrued any severance or related costs as of March 31, 2024.

(7) Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Service cost	$6	6
Interest cost	63	68
Expected return on plan assets	(67)	(71)
Recognition of prior service credit	(2)	(2)
Recognition of actuarial loss	28	25
Net periodic pension expense	$28	26

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Service cost	$1	1
Interest cost	23	26
Recognition of prior service credit	(2)	(2)
Recognition of actuarial gain	(4)	(5)
Net periodic post-retirement benefit expense	$18	20

Service costs for our pension plans and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other income (expense), net on our consolidated statements of operations for the three months ended March 31, 2024 and 2023.

Our Combined Pension Plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments, only if in the aggregate they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. The amount of any future non-cash settlement charges will be dependent on several factors, including the total amount of our future lump sum benefit payments.

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

(8) Earnings Per Common Share

Basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023 were calculated as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share amounts, shares in thousands)
Income (numerator)
Net income	$57	511
Net income applicable to common stock for computing basic earnings per common share	57	511
Net income as adjusted for purposes of computing diluted earnings per common share	$57	511
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,011,350	1,003,666
Non-vested restricted stock	(26,495)	(22,111)
Weighted average shares outstanding for computing basic earnings per common share	984,855	981,555
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	10	10
Shares issuable under incentive compensation plans	1,397	718
Number of shares as adjusted for purposes of computing diluted earnings per common share	986,262	982,283
Basic earnings per common share	$0.06	0.52
Diluted earnings per common share	$0.06	0.52

Our calculation of diluted earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 20.2 million and 21.2 million for the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of March 31, 2024 and December 31, 2023:

		March 31, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$18,398	13,950	19,703	13,304
Indemnifications related to the sale of the Latin American business(1)	3	86	86	86	86
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Investment Held at Net Asset Value

We hold an investment in a limited partnership created as a holding company for various investments. The limited partnership has sole discretion as to the amount and timing of distributions of the underlying assets. As of March 31, 2024, the underlying investments held by the limited partnership were traded in active markets and, as such, we account for our investment in the limited partnership using net asset value ("NAV"). Subject to restrictions imposed by law and other provisions of the limited partnership agreement, the general partner has the sole discretion as to the amounts and timing of distributions of partnership assets to partners. The following table summarizes the net asset value of our investment in this limited partnership.

	As of March 31, 2024	As of December 31, 2023
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$30	10
______________________________________________________________________
(1)For the three months ended March 31, 2024, we recognized $20 million of gain on investment, reflected in other income (expense), net in our consolidated statements of operations. For the three months ended March 31, 2023, we recognized $61 million of loss on investment, reflected in other income (expense), net in our consolidated statements of operations.

(10) Segment Information

We report our results within two segments: Business and Mass Markets.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under five distinct sales channels: Large Enterprise, Mid-Market Enterprise, Public Sector, Wholesale and International and Other. For Business segment revenue, we report the following product categories: Grow, Nurture, Harvest and Other, in each case through the sales channels outlined above. The Business segment included the results of our EMEA business prior to its sale on November 1, 2023.

Under our Mass Markets Segment, we provide products and services to residential and small business customers. We report the following product categories: Fiber Broadband, Other Broadband and Voice and Other.

See detailed descriptions of these product and service categories in Note 3—Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and directly associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "other unallocated expense" in the table included below "— Revenue and Expenses". As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background for additional detail on these changes.

The following tables summarize our segment results for the three months ended March 31, 2024 and 2023, based on the segment categorization we were operating under at March 31, 2024.

	Three Months Ended March 31, 2024
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,591	699
Segment expenses:
Cost of services and products	739	17
Selling, general and administrative	497	306
Total segment expense	1,236	323
Total segment adjusted EBITDA	$1,355	376

	Three Months Ended March 31, 2023
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,968	770
Segment expenses:
Cost of services and products	830	21
Selling, general and administrative	543	335
Total segment expense	1,373	356
Total segment adjusted EBITDA	$1,595	414

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

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total adjusted EBITDA to net income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Total segment adjusted EBITDA	$1,731	2,009
Depreciation and amortization	(748)	(733)
Other unallocated expense	(924)	(872)
Stock-based compensation	(14)	(14)
Operating income	45	390
Total other income, net	57	290
Income before income taxes	102	680
Income tax expense	45	169
Net Income	$57	$511

(11) Commitments, Contingencies and Other Items

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

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2024, we had accrued $81 million in the aggregate for our litigation and non-income tax contingencies, which is included in other current liabilities or other liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss in excess of this $81 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter.

Principal Proceedings

Shareholder Class Action Suits

Houser. Lumen and certain Lumen Board of Directors members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The complaint asserted claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The complaint seeks damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the complaint. Plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. Plaintiff filed an amended complaint, and we filed a motion to dismiss. The court granted our motion to dismiss and the plaintiffs have appealed that dismissal.

In re Lumen Technologies, Inc. Securities Litigation. On March 3, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Voigt et al. v. Lumen Technologies, et al., now In re Lumen Technologies, Inc. Securities Litigation, Case 3:23-cv-00286-TAD-KDM, in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current or former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s expansion of its Quantum Fiber business. The court appointed a lead plaintiff who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief.

In re Lumen Technologies, Inc. Securities Litigation II. On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint captioned Glauber, et al. v. Lumen Technologies, now In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290, in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current or former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief.

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

The FCC and four states (including Washington) initiated formal investigations. In November 2020, following the FCC's release of a public report on the outage, we negotiated a settlement which was released by the FCC in December 2020. The amount of the settlement was not material to our financial statements.

In December 2020, the Staff of the Washington Utilities and Transportation Commission ("WUTC") filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial before the WUTC, it issued an order in June 2023 penalizing us for approximately $1 million. We and the Washington Attorney General's office have both filed for reconsideration. Those motions are pending.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid in respect of the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 9—Fair Value of Financial Instruments.

Huawei Network Deployment Investigations

Lumen has received requests from the following federal agencies for information relating to the use of equipment manufactured by Huawei Technologies Company ("Huawei") in Lumen’s networks.

•DOJ. Lumen has received a civil investigative demand from the U.S. Department of Justice in the course of a False Claims Act investigation alleging that Lumen Technologies, Inc. and Lumen Technologies Government Solutions, Inc. failed to comply with certain specified requirements in federal contracts concerning their use of Huawei equipment.

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs, federal funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company that the FCC has determined poses a national security threat to the integrity of U.S. communications networks or the communications supply chain.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name our affiliate Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case No. 2023-cv-3048, and Wallace, et al. v. Qwest Corp., et al., Case No. 2023-cv-30488, both of which have been consolidated with Kupfner, et al., v. Public Service Company of Colorado, et al., Case No. 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado, Preliminary estimates of potential damage claims exceed $2 billion. Qwest is vigorously defending the claims.

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

Other Proceedings, Disputes and Contingencies

From time to time, we are involved in other proceedings incidental to our business, including patent infringement allegations, regulatory hearings relating primarily to our rates or services, actions relating to employee claims, tax issues, or environmental law issues, grievance hearings before labor regulatory agencies, miscellaneous third-party tort actions, or commercial disputes.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 18—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us.

(12) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$481	395
Income tax receivable	11	273
Materials, supplies and inventory	193	209
Contract assets	18	19
Contract acquisition costs	106	107
Contract fulfillment costs	102	102
Assets held for sale	104	104
Other	18	14
Total other current assets	$1,033	1,223

(13) Repurchases of Lumen Common Stock

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended March 31, 2024, we did not repurchase any shares of our outstanding common stock under this program. As of March 31, 2024, we are authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program.

Any repurchases made in 2024 or thereafter will be subject to a non-deductible 1% excise tax on the fair market value of the stock under the Inflation Reduction Act of 2022.

(14) Accumulated Other Comprehensive Loss

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2024:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1,045)	276	(41)	(810)
Other comprehensive income (loss) before reclassifications	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	20	(5)	—	15
Net current-period other comprehensive income (loss)	20	(5)	(4)	11
Balance at March 31, 2024	$(1,025)	271	(45)	(799)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2024:

Three Months Ended March 31, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$24	Other income (expense), net
Prior service credit	(4)	Other income (expense), net
Total before tax	20
Income tax benefit	(5)	Income tax expense
Net of tax	$15
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2023

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2023:

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

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2023:

Three Months Ended March 31, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$20	Other income (expense), net
Prior service cost	(4)	Other income (expense), net
Total before tax	16
Income tax benefit	(4)	Income tax expense
Net of tax	$12
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit income related to our pension and post-retirement plans.

(15) Labor Union Contracts

As of March 31, 2024, approximately 21% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 5% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending March 31, 2025.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers and our domestic mass markets customers. We operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. As of March 31, 2024, we had approximately 27,000 employees.

Changes in the Macroeconomic, Industry and Work Environments

Over the past few years, societal, governmental and macroeconomic changes have impacted us, our customers and our business in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the three months ended March 31, 2024.

Additionally, as discussed further elsewhere herein, macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and, to a lesser extent, shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past couple years have increased fiber construction demand. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our fiber broadband services. In recent years, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued inflationary pressures, supply constraints or business uncertainty could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors through the end of the first quarter of 2024, placed additional pressures on our financial performance and our market capitalization. These developments contributed to us recognizing a total of nearly $14.0 billion in goodwill impairment charges in 2022 and 2023. Some, but not all, of these pressures continue to impact us. To the extent these pressures continue, we could experience additional deterioration in our projected cash flows or market capitalization, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting units. Any of these could result in additional impairments on our approximately $2.0 billion of remaining goodwill in the future periods.

Reporting Segments

Our reporting segments are currently organized by customer focus, as follows:

•Business Segment: Under our Business segment, we provide our products and services under four sales channels:

◦Large Enterprise: Under our large enterprise sales channel, we provide our products and services to large enterprise customers and carriers in North America.

◦Mid-Market Enterprise: Under our mid-market enterprise sales channel, we provide our products and services to medium-sized enterprises in North America directly and through our indirect channel partners.

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

◦International and Other: Under our international and other sales channel, we provide products and services (i) to multinational and global enterprise customers and carriers and (ii) under those content delivery network ("CDN") contracts that we did not sell in late 2023.

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to domestic residential and small business customers. At March 31, 2024, we served 2.7 million broadband subscribers under our Mass Markets segment.

See Note 10—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following products and services categories:

•Grow, which includes products and services that we anticipate will grow, including our dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, private line and other legacy services; and

•Other, which includes equipment sales, managed and professional service solutions and other services.

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

Trends Impacting Our Operations

In addition to the above-described impact of macroeconomic pressures, our consolidated operations have been, and will continue to be, impacted by the following company-wide trends:

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

•We have historically generated revenue by entering into transactions that utilize excess conduit, fiber or other assets, on our network to create custom networks for our customers. We expect the demand for and size of these transactions to grow. We routinely assess revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

Inflation has placed downward pressure on our margins and macroeconomic uncertainties have likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as elevated inflation and macroeconomic uncertainties persist. These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail. Results in this section include the results of our EMEA business prior to its sale on November 1, 2023.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share amounts)
Operating revenue	$3,290	3,738
Operating expenses	3,245	3,348
Operating income	45	390
Total other income (expense), net	57	290
Income before income taxes	102	680
Income tax expense	45	169
Net income	$57	511
Basic earnings per common share	$0.06	0.52
Diluted earnings per common share	$0.06	0.52

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

•increase revenue from providing our Grow products and services to Business customers and our Quantum Fiber services to Mass Markets customers;

•pursue acquisitions of additional assets or divestitures of non-strategic assets, in each case if available at attractive prices;

•increase prices on our products and services and rationalize products across our portfolio if and when practicable; and

•market our products and services to new customers, and transition existing customers from our legacy products to our newer offerings.

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our five above-described revenue sales channels within the Business segment:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Business Segment:
Large Enterprise	$858	911	(6)%
Mid-Market Enterprise	486	523	(7)%
Public Sector	420	432	(3)%
Wholesale	730	823	(11)%
International and Other	97	279	(65)%
Business Segment Revenue	2,591	2,968	(13)%
Mass Markets Segment Revenue	699	770	(9)%
Total consolidated operating revenue	$3,290	3,738	(12)%

Our consolidated operating revenue decreased by $448 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, $168 million of which was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. See our segment results below for additional information on the drivers of the decrease in revenue.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,652	1,817	(9)%
Selling, general and administrative	823	721	14%
Loss on sale of business	22	77	(71)%
Depreciation and amortization	748	733	2%
Total operating expenses	$3,245	3,348	(3)%

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $165 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This decrease was primarily due to a decrease of approximately $126 million due to the sale of the EMEA business in the fourth quarter of 2023, as well as reductions of approximately $16 million in facilities costs and $14 million in employee-related expense from lower headcount in our retained business.

Selling, General and Administrative

Selling, general and administrative expenses increased by $102 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $143 million in legal and other professional fees, mainly driven by our debt transaction, offset by a decrease of approximately $25 million due to the sale of our EMEA business in the fourth quarter of 2023, as well as recognition of a deferred gain of $22 million on the sale of select CDN contracts in the fourth quarter of 2023.

Loss on Sale of Business

For a discussion of the loss on sale of business that we recognized for the three months ended March 31, 2023, see Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$476	473	1%
Amortization	272	260	5%
Total depreciation and amortization	$748	733	2%

Depreciation expense increased by $3 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due a $12 million increase from accelerated depreciation of CDN assets and an $8 million increase due to decommissioned assets, which were partially offset by a decrease of $16 million due to changes in the depreciation lives of fiber network assets.

Amortization expense increased by $12 million for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $13 million associated with net increases in amortizable assets as well as $10 million associated with the accelerated amortization of CDN software assets. These increases were partially offset by (i) a $4 million decrease due to a changed method of amortization as discussed in Note 1— Background "— Change in Accounting Estimates", (ii) a $7 million decrease from certain customer relationship intangible assets becoming fully amortized in the second quarter of 2023 and (iii) a $4 million decrease related to CDN customer relationships.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following table summarizes our total other income (expense), net and income tax expense:

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(291)	(279)	4%
Net gain on early retirement of debt	275	609	(55)%
Other income (expense), net	73	(40)	nm
Total other income, net	$57	290	(80)%
Income tax expense	$45	169	(73)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $12 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was due to the increase in the average interest rate from 5.73% for the three months ended March 31, 2023 to 6.59% for the three months ended March 31, 2024, which was partially offset by a decrease in average outstanding long-term debt of approximately $900 million.

Net Gain on Early Retirement of Debt

For a discussion of the TSA Transactions that resulted in the net gain on debt we recognized for the three months ended March 31, 2024, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023 for discussion of the 2023 exchange offers that resulted in the net gain on debt recognized for the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(39)	(39)
Foreign currency (loss) gain	(12)	2
Gain (loss) on investment in limited partnership	20	(61)
Loss on investment in equity securities	—	(19)
Transition and separation services	35	49
Interest income	58	13
Other	11	15
Total other income (expense), net	$73	(40)

See Note 9—Fair Value of Financial Instruments for more information regarding the losses recognized on our investments in equity securities and a limited partnership.

Income Tax Expense

For the three months ended March 31, 2024, our effective income tax rate was 44.1%, including an unfavorable impact of interest on our uncertain tax position reserves, and for the three months ended March 31, 2023, our effective income tax rate was 24.9%.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below. The results presented in this section include results of our EMEA business prior to its sale on November 1, 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Operating revenue
Business	$2,591	2,968
Mass Markets	699	770
Total operating revenue	$3,290	3,738

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$57	511
Income tax expense	45	169
Total other income, net	(57)	(290)
Depreciation and amortization expense	748	733
Stock-based compensation expense	14	14
Total adjusted EBITDA	$807	1,137
Business segment adjusted EBITDA	$1,355	1,595
Mass Markets segment adjusted EBITDA	376	414
Other unallocated amounts	(924)	(872)

For additional information on our reportable segments and product and services categories, see Note 3—Revenue Recognition and Note 10—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Business Segment Product Categories:
Grow	$1,059	1,134	(7)%
Nurture	777	913	(15)%
Harvest	582	706	(18)%
Other	173	215	(20)%
Total segment revenue	2,591	2,968	(13)%
Expenses:
Total segment expense	1,236	1,373	(10)%
Total segment adjusted EBITDA	$1,355	1,595	(15)%

Three months ended March 31, 2024 compared to the same period ended March 31, 2023

Business segment revenue decreased $377 million for the three months ended March 31, 2024 as compared to March 31, 2023. Approximately $168 million of this decrease was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. More specifically, within each product category:

•Grow decreased by $75 million for the three months ended March 31, 2024 compared to March 31, 2023 due to a decrease of approximately $81 million associated with the sale of the EMEA business. This decline was partially offset by growth in IP services of $35 million;

•Nurture decreased by $136 million for the three months ended March 31, 2024 compared to March 31, 2023, approximately $27 million of which was attributable to the sale of the EMEA business. The remainder of the decline is principally attributable to declines in traditional VPN services of $78 million and declines in Ethernet services of $35 million;

•Harvest decreased by$124 million for the three months ended March 31, 2024 compared to March 31, 2023, approximately $24 million of which was attributable to the sale of the EMEA business. The remainder of the decline is principally attributable to an $80 million decline in legacy voice and private line services; and

•Other decreased by $42 million for the three months ended March 31, 2024 compared to March 31, 2023 approximately $29 million of which was attributable to the sale of select CDN contracts and $14 million of which is due to lower equipment revenue, which was partially offset by a $12 million increase in managed and professional services.

Business segment expense decreased by $137 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily driven by a decrease of $53 million due to the sale of the EMEA business and select CDN contracts and an $86 million reduction in overall network expense.

Business segment adjusted EBITDA as a percentage of segment revenue was 52% for the three months ended March 31, 2024 and 54% for the three months ended March 31, 2023.

Mass Markets Segment

	Three Months Ended March 31,		% Change
	2024	2023
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$170	152	12%
Other Broadband	315	369	(15)%
Voice and Other	214	249	(14)%
Total segment revenue	699	770	(9)%
Expenses:
Total segment expense	323	356	(9)%
Total segment adjusted EBITDA	$376	414	(9)%

Three months ended March 31, 2024 compared to the same period ended March 31, 2023

Mass Markets segment revenue decreased $71 million for the three months ended March 31, 2024 as compared to March 31, 2023. More specifically, within each product category:

•Fiber Broadband revenue increased $18 million, primarily driven by growth in the number of fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased $54 million, primarily due to fewer customers for our lower speed copper-based broadband services;

•Voice and Other declined $35 million, principally due to the continued loss of copper-based voice customers.

Mass Markets segment expense decreased $33 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily driven by a $14 million increase in capitalized expenses related to our Quantum Fiber buildout, a decrease of $13 million in professional fees and $7 million in employee costs, partially offset by an $11 million increase in marketing and advertising expense.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 54% for both the three months ended March 31, 2024 and the three months ended March 31, 2023.

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

At March 31, 2024, we held cash and cash equivalents of $1.6 billion. As of March 31, 2024 we had $715 million of borrowing capacity available under our approximately $1.0 billion revolving credit facilities, net of undrawn letters of credit issued to us thereunder. We typically use our revolving credit facilities as a source of liquidity for operating activities and our other cash requirements. We had approximately $60 million of cash and cash equivalents outside the United States at March 31, 2024. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

Our executive officers and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and throughout the year as circumstances warrant. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt payments, periodic securities repurchases, periodic pension contributions and other benefits payments. The impact of the divestitures of our Latin American, ILEC and EMEA businesses is further described below.

Based on our current capital allocation objectives, for the full year 2024 we project approximately $2.7 billion to $2.9 billion of capital expenditures.

For the 12 month period ending March 31, 2025, we project that our fixed commitments will include (i) $52 million of scheduled term loan amortization payments and (ii) $34 million of finance lease and other fixed payments.

We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our Board of Directors. We may also draw on our revolving credit facilities as a source of liquidity for operating activities and to give us additional flexibility to finance our capital investments, payments of debt, pension contributions and other cash requirements.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Impact of the Divestitures of the Latin American, ILEC and EMEA Business

As discussed in Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, we sold our Latin American, ILEC and EMEA Businesses on August 1, 2022, October 3, 2022 and November 1, 2023, respectively. As further described elsewhere herein, these transactions have provided us with a substantial amount of cash proceeds but have also reduced our base of income-generating assets that generate our recurring cash from operating activities. For a discussion of the impact of our divestitures upon our federal income taxes, see "Liquidity and Capital Resources–Federal Income Tax Obligations.”

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for our services and products, our network requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as governmentally-mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Quantum Fiber buildout plan. A portion of our 2024 capital expenditures will also be focused on replacing aged network assets. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Instruments and Financing Arrangements

Debt Instruments

On March 22, 2024, Lumen completed the TSA Transactions with a group of Consenting Debtholders representing over $15 billion of Lumen's outstanding consolidated long-term debt to, among other things, extend maturities of the debt instruments of the Company and Level 3 Financing, Inc. and provide access to approximately $1.0 billion of new Lumen revolving credit facilities maturing in 2028 to replace Lumen's former $2.2 billion revolving credit facility. In addition, Level 3 Financing, Inc. privately placed $1.575 billion aggregate principal amount of newly-issued first lien notes. For more information, see Note 5 to the financial statements included in Item 1 Part I of this report.

At March 31, 2024, we had:

•$13.0 billion of outstanding consolidated secured indebtedness;

•$6.2 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net, and (iii) unamortized debt issuance costs); and

•approximately $715 million of unused borrowing capacity under our revolving credit facilities, as discussed further below.

Under its credit agreements dated March 22, 2024, Lumen maintained at March 31, 2024 (i) approximately $1.0 billion of superpriority revolving credit facilities, under which it owed none as of such date and had approximately $241 million of letters of credit issued and undrawn as of such date, and (ii) approximately $3.6 billion of drawn superpriority term loan facilities. Under its credit agreement dated March 22, 2024, Level 3 Financing, Inc. maintained at March 31, 2024, $2.4 billion of drawn secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

At March 31, 2024, we had $270 million undrawn letters of credit outstanding, $241 million of which were issued under our revolving credit facilities, $27 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility and $2 million of which were issued under a separate facility maintained by one of our subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within other assets).

In addition to indebtedness under their March 22, 2024 credit agreements, Lumen and Level 3 Financing, Inc. are indebted under their respective outstanding senior notes, and several of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

For additional information on the terms and conditions of debt instruments of ours and our subsidiaries, including financial and operating covenants, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) "—Other Matters" below, and (iii) our Current Report on Form 8-K dated March 22, 2024.

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

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	Ca	CCC-	CCC
Secured	Caa2/Caa3	B	B+

Level 3 Financing, Inc.
Unsecured	Caa2	CCC-	CCC-
Secured	B3/Caa2	B/B-	B+/CCC

Qwest Corporation:
Unsecured	Caa3	B-	B+

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

From time to time over the past couple of years, we have engaged in various refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed to reduce our consolidated indebtedness, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt and Credit Facilities for additional information.

Federal Income Tax Obligations

As of December 31, 2023, Lumen Technologies had approximately $800 million of federal NOLs which, for U.S. federal income tax purposes, may be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). We maintain a Section 382 rights agreement designed to safeguard through late 2026 our ability to use those NOLs. We utilized a substantial portion of our previously available NOLs to offset taxable gains generated by the completion of our 2022 divestitures. As a result, we anticipate that our cash income tax liability will increase in future periods.

In January 2024, we received a federal income tax cash refund of $729 million, including interest. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any corporate tax reform or taxable transactions.

Although we expect to use substantially all of our remaining NOLs in future periods in accordance with Section 382's annual limitations, we cannot assure this. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for tax period ending December 31, 2024.

Stock Repurchases

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock (the "November 2022 stock repurchase program"). During the three months ended March 31, 2024, we did not repurchase any shares of our outstanding common stock under this program. As of March 31, 2024, we were authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program. We currently do not plan to purchase any shares of our outstanding common stock under this program in the near term.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2023, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $769 million and $1.9 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 and see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

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

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. Based on our most recent estimates, we expect to pay $193 million of post-retirement benefits, net of participant contributions and direct subsidies, for the full year 2024. For additional information on our expected future benefits payments for our post-retirement benefit plans, please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. Please see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023 for additional information.

For 2024, our expected annual long-term rate of return on the pension plan assets is 6.5%. However, actual returns could be substantially different.

See Note 7—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report for more information.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Federal Broadband Support Programs

In January 2020, the FCC created the Rural Digital Opportunity Fund (“RDOF”) program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC ultimately awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. We were awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022. We received approximately $17 million in annual RDOF Phase I support payments during 2023 and expect to receive this same amount each year thereafter during the program period.

For additional information on these programs, see (i) Note 4—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 (ii) "Business—Regulation of Our Business" in Item 1 of Part I of the same Annual Report and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report.

Federal officials have proposed changes to current programs and laws that could impact us, including proposals designed to increase broadband access, increase competition among broadband providers, lower broadband costs and increase broadband regulation. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, various state and federal agencies are continuing to take steps to make this funding available to eligible applicants, including us. Although, it remains premature to speculate on the ultimate impact of this legislation on us, we anticipate that the release of this funding would increase competition for broadband customers in newly-served areas. On April 25, 2024, the FCC re-adopted net neutrality rules similar to those in effect between 2015 and 2018. These rules are expected to take effect mid-year, subject to the outcome of any legal challenges.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$1,102	595	507
Net cash used in investing activities	(698)	(616)	82
Net cash used in financing activities	(1,060)	(86)	974

Operating Activities

Net cash provided by operating activities increased by $507 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to our federal income tax cash refund of $729 million, including interest, received in first quarter of 2024. This increase was partially offset by a decrease in net income adjusted for non-cash expenses and gains, partly as a result of the sale of our EMEA business in late 2023. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $82 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to an increase in capital expenditures.

Financing Activities

Net cash used in financing activities increased by $974 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the payments of long-term debt and associated fees, partially offset by proceeds from issuance of long-term debt.

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

Our network includes some residual lead-sheathed copper cables installed years ago. These lead-sheathed cables constitute a small portion of our network. Due to media coverage over the past year of potential health and environmental risks associated with these cables, we anticipate incurring certain investigative costs. We also may incur other costs from related proceedings, including litigation, regulatory initiatives, and remediation. As March 31, 2024, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 11—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures incorporated by reference herein under “Risk Factors” in Item 1A of Part II of this report.

We are also involved in various legal proceedings that could substantially impact our financial position. See Note 11—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of March 31, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of March 31, 2024, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of March 31, 2024, we had approximately $6.1 billion of unhedged floating rate debt based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our $6.1 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $61 million.

We conduct a small portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Prior to the November 1, 2023 divestiture of our EMEA business, certain of our former European subsidiaries used the local currency as their functional currency, as the majority of their sales and purchases were transacted in their local currencies. Although we continue to evaluate strategies to mitigate risks related to the effect of fluctuations in currency exchange rates, we will likely recognize gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could positively or negatively impact our operating results.

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained in Note 11—Commitments, Contingencies and Other Items included in Item 1 of Part I of this quarterly report on Form 10-Q is incorporated herein by reference. The ultimate outcome of the matters described in Note 11 may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as immaterial by us may ultimately materially impact us. For more information, see “Risk Factors—Risks Relating to Legal and Regulatory Matters—Our pending legal proceedings could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosures immediately below:

We may not realize some or all of the anticipated benefits from completing our debt transactions on March 22, 2024.

On March 22, 2024, we completed transactions contemplated under our amended and restated transaction support agreement dated as of January 22, 2024, including extending the maturities of a substantial portion of our near-term debt obligations, obtaining new credit facilities and raising $1.325 billion in new debt capital. In connection with announcing the closing of these transactions, we indicated that they would provide us with additional time to transform our operations and improve our financial performance.

In completing these transactions, we incurred substantial transaction expenses, agreed to pay higher levels of interest and committed to more restrictive debt covenants, which collectively could have important consequences, including (i) limiting our ability to obtain additional financing to fund future debt maturities, working capital, capital expenditures, acquisitions or other general corporate requirements, and increasing our cost of borrowing; (ii) requiring a substantial portion of our cash flows to be dedicated to payments on our obligations instead of for other purposes; and (iii) various other potentially adverse consequences of carrying significant debt, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. Moreover, the extension of our debt maturities may not afford us a sufficient amount of time to implement our transformation plans. For all these reasons and more, we may not realize some or all of the benefits we anticipate receiving from completing our March 22, 2024 transactions.

Our pending proposal to implement a reverse stock split may entail certain risks or disadvantages.

In our proxy statement dated April 5, 2024 that we filed the same date with the SEC (the “2024 Proxy Statement”), we submitted to our shareholders a proposal to grant our Board discretionary authority to implement a reverse stock split, which we expect, absent other factors, would proportionately increase the per share market price of our common stock upon implementation.

We cannot assure you that this proposal will be approved by our shareholders, or, if approved, will be implemented or have the effects expected by us. Any such reverse stock split implemented by us could decrease the liquidity of our common stock, result in higher trading costs, or have certain other potentially negative impacts, all of which are described in detail in our 2024 Proxy Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended March 31, 2024, we did not repurchase any shares of our outstanding common stock under this program. For additional information, see Note 13—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2024 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jan-24	61,117	$1.65
Feb-24	19,176	$1.52
Mar-24	1,364,059	$1.62
Total	1,444,352

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of March 22, 2024, among Lumen Technologies, Inc., as issuer, the guarantors party thereto and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee and collateral agent, relating to Lumen Technologies, Inc.’s 4.000% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.2	Form of 4.125% Superpriority Secured Notes due 2029, issued by Lumen Technologies, Inc., dated as of March 22, 2024 (included in Exhibit 4.3).
4.3
Indenture, dated as of March 22, 2024, among Lumen Technologies, Inc., the guarantors party thereto, Wilmington Trust, National Association, as trustee, registrar and paying agent, and Bank of America, N.A., as collateral agent, relating to Lumen Technologies, Inc.’s 4.125% Superpriority Secured Notes due 2029 (incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.4	Form of 4.125% Superpriority Secured Notes due 2030, issued by Lumen Technologies, Inc., dated as of March 22, 2024 (included in Exhibit 4.5).
4.5
Indenture, dated as of March 22, 2024, among Lumen Technologies, Inc., the guarantors party thereto, Wilmington Trust, National Association, as trustee, registrar and paying agent, and Bank of America, N.A., as collateral agent, relating to Lumen Technologies, Inc.’s 4.125% Superpriority Secured Notes due 2030 (incorporated by reference to Exhibit 4.5 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.6
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.400% Senior Secured Notes due 2027 (incorporated by reference to Exhibit 4.6 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.7
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.875% Senior Secured Notes due 2029 (incorporated by reference to Exhibit 4.7 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.8
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 10.500% Senior Secured Notes due 2030 (incorporated by reference to Exhibit 4.8 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.9
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.625% Senior Notes due 2027 (incorporated by reference to Exhibit 4.9 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.10
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.250% Senior Notes due 2028 (incorporated by reference to Exhibit 4.10 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.11
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.750% Sustainability-Linked Senior Notes due 2029 (incorporated by reference to Exhibit 4.11 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

Exhibit Number	Description
4.12
Third Supplemental Indenture, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.625% Senior Notes due 2029 (incorporated by reference to Exhibit 4.12 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.13	Form of 11.000% First Lien Notes due 2029, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.14).
4.14
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 11.000% First Lien Notes due 2029 (incorporated by reference to Exhibit 4.14 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.15	Form of 10.500% First Lien Notes due 2029, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.16).
4.16
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 10.500% First Lien Notes due 2029 (incorporated by reference to Exhibit 4.16 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.17	Form of 10.750% First Lien Notes due 2030, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.18).
4.18
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 10.750% First Lien Notes due 2030 (incorporated by reference to Exhibit 4.18 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.19	Form of 4.875% Second Lien Notes due 2029, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.20).
4.20
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 4.875% Second Lien Notes due 2029 (incorporated by reference to Exhibit 4.20 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.21	Form of 4.500% Second Lien Notes due 2030, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.22).
4.22
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 4.500% Second Lien Notes due 2030 (incorporated by reference to Exhibit 4.22 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.23	Form of 3.875% Second Lien Notes due 2030, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.24).
4.24
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 3.875% Second Lien Notes due 2030 (incorporated by reference to Exhibit 4.24 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

4.25	Form of 4.000% Second Lien Notes due 2031, issued by Level 3 Financing, Inc., dated as of March 22, 2024 (included in Exhibit 4.26).
4.26
Indenture, dated as of March 22, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, the other guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, relating to Level 3 Financing, Inc.’s 4.000% Second Lien Notes due 2031 (incorporated by reference to Exhibit 4.26 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

Exhibit Number	Description
10.1
Amendment Agreement, dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the guarantors party thereto, the issuing banks party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent, to the Amended and Restated Credit Agreement, dated as of January 31, 2020, among Lumen Technologies, Inc., as borrower, the issuing banks party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent and swingline lender (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

10.2
Superpriority Revolving/Term A Credit Agreement, dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

10.3
Superpriority Term B Credit Agreement, dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the lenders party thereto, Wilmington Trust, National Association, as administrative agent, and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

10.4
Fourteenth Amendment Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the guarantors party thereto, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent, to the Amended and Restated Credit Agreement, dated as of November 29, 2019, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Merrill Lynch Capital Corporation, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

10.5
Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K (File No. 001-07784) filed with the Securities and Exchange Commission on March 28, 2024).

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2024.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)