Form 10-Q
period 2024-06-30
Lumen Technologies, Inc.
filed 2024-08-06
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On August 2, 2024, there were 1,016,810,054 shares of common stock outstanding.

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

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout schedule, monetizing our excess network-related assets through leases, commercial service arrangements or similar transactions, replacing aging or obsolete plant and equipment, strengthening our relationships with customers and attaining projected cost savings;

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

•the potential negative impact of customer or shareholder complaints, government investigations, security breaches or service outages impacting us or our industry;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, rioting, vandalism, societal unrest, political discord or other natural or man-made disasters or disturbances;

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

Additional factors or risks that we currently deem immaterial, that are not presently known to us or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic and market conditions as of such date. We may change our intentions, strategies or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,268	3,661	6,558	7,399
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,653	1,740	3,305	3,557
Selling, general and administrative	742	790	1,565	1,511
(Gain) loss on sale of business	(5)	13	17	90
Depreciation and amortization	743	746	1,491	1,479
Goodwill impairment	—	8,793	—	8,793
Total operating expenses	3,133	12,082	6,378	15,430
OPERATING INCOME (LOSS)	135	(8,421)	180	(8,031)
OTHER (EXPENSE) INCOME
Interest expense	(373)	(294)	(664)	(573)
Net gain on early retirement of debt (Note 5)	3	9	278	618
Other income (expense), net	194	16	267	(24)
Total other (expense) income, net	(176)	(269)	(119)	21
(LOSS) INCOME BEFORE INCOME TAXES	(41)	(8,690)	61	(8,010)
Income tax expense	8	46	53	215
NET (LOSS) INCOME	(49)	(8,736)	8	(8,225)
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.05)	(8.88)	0.01	(8.37)
DILUTED	$(0.05)	(8.88)	0.01	(8.37)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	987,239	983,453	986,047	982,505
DILUTED	987,239	983,453	987,224	982,505
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
NET (LOSS) INCOME	$(49)	(8,736)	8	(8,225)
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(5), $(5), $(11) and $(10) tax	16	16	34	31
Change in net prior service cost, net of $1, $1, $2 and $2 tax	(2)	(2)	(5)	(5)
Foreign currency translation adjustment, net of $—, $(2), $— and $(8) tax	(1)	2	(5)	20
Other comprehensive income	13	16	24	46
COMPREHENSIVE (LOSS) INCOME	$(36)	(8,720)	32	(8,179)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,495	2,234
Accounts receivable, less allowance of $62 and $67	1,294	1,318
Other	971	1,223
Total current assets	3,760	4,775
Property, plant and equipment, net of accumulated depreciation of $22,073 and $21,318	20,089	19,758
GOODWILL AND OTHER ASSETS
Goodwill	1,964	1,964
Other intangible assets, net	5,127	5,470
Other, net	2,003	2,051
Total goodwill and other assets	9,094	9,485
TOTAL ASSETS	$32,943	34,018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$192	157
Accounts payable	995	1,134
Accrued expenses and other liabilities
Salaries and benefits	605	696
Income and other taxes	597	251
Current operating lease liabilities	281	268
Interest	219	168
Other	179	213
Current portion of deferred revenue	670	647
Total current liabilities	3,738	3,534
LONG-TERM DEBT	18,411	19,831
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,142	3,127
Benefit plan obligations, net	2,437	2,490
Deferred revenue	2,112	1,969
Other	2,637	2,650
Total deferred credits and other liabilities	10,328	10,236
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,016,190 and 1,008,486 shares	1,016	1,008
Additional paid-in capital	18,135	18,126
Accumulated other comprehensive loss	(786)	(810)
Accumulated deficit	(17,899)	(17,907)
Total stockholders' equity	466	417
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,943	34,018
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net income (loss)	$8	(8,225)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,491	1,479
Loss on sale of business	17	90
Goodwill impairment	—	8,793
Deferred income taxes	2	46
Provision for uncollectible accounts	39	47
Net gain on early retirement of debt	(278)	(618)
Debt modification costs and related fees	(75)	—
Gain on sale of investment	(205)	—
Unrealized loss on investments	2	81
Stock-based compensation	11	23
Changes in current assets and liabilities:
Accounts receivable	(15)	(36)
Accounts payable	(187)	(11)
Accrued income and other taxes	598	(1,011)
Other current assets and liabilities, net	(55)	(330)
Retirement benefits	(16)	(16)
Changes in other noncurrent assets and liabilities, net	301	132
Other, net	(25)	51
Net cash provided by operating activities	1,613	495
INVESTING ACTIVITIES
Capital expenditures	(1,466)	(1,436)
(Payments) proceeds from sale of business	(5)	3
Proceeds from sale of property, plant and equipment, and other assets	264	26
Other, net	13	2
Net cash used in investing activities	(1,194)	(1,405)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—
Payments of long-term debt	(1,997)	(100)
Net (payments) proceeds on revolving line of credit	(200)	200
Dividends paid	(3)	(9)
Debt issuance and extinguishment costs and related fees	(282)	(13)
Other, net	(3)	(6)
Net cash (used in) provided by financing activities	(1,160)	72
Net decrease in cash, cash equivalents and restricted cash	(741)	(838)
Cash, cash equivalents and restricted cash at beginning of period	2,248	1,307
Cash, cash equivalents and restricted cash at end of period	$1,507	469
Supplemental cash flow information:
Income taxes refunded (paid), net	$582	(1,270)
Interest paid (net of capitalized interest of $79 and $45)	$(571)	(561)
Supplemental noncash information regarding financing activities:
Cancellation of senior unsecured notes as part of exchange offers (Note 5)	$—	(1,554)
Issuance of senior secured notes as part of exchange offers (Note 5)	$—	924
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,495	411
Cash and cash equivalents and restricted cash included in Assets held for sale	—	47
Restricted cash included in Other current assets	2	—
Restricted cash included in Other, net noncurrent assets	10	11
Total	$1,507	469
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,016	1,005	1,008	1,002
Issuance of common stock through incentive and benefit plans	—	3	8	6
Balance at end of period	1,016	1,008	1,016	1,008
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,137	18,094	18,126	18,080
Shares withheld to satisfy tax withholdings	—	—	(1)	(4)
Stock-based compensation	(3)	9	11	23
Other	1	(3)	(1)	1
Balance at end of period	18,135	18,100	18,135	18,100
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(799)	(1,069)	(810)	(1,099)
Other comprehensive income	13	16	24	46
Balance at end of period	(786)	(1,053)	(786)	(1,053)
ACCUMULATED DEFICIT
Balance at beginning of period	(17,850)	(7,098)	(17,907)	(7,609)
Net (loss) income	(49)	(8,736)	8	(8,225)
Balance at end of period	(17,899)	(15,834)	(17,899)	(15,834)
TOTAL STOCKHOLDERS' EQUITY	$466	2,221	466	2,221
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries.

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

During 2022 and 2023, we divested components of our business, referenced herein as (i) the Europe, Middle East and Africa ("EMEA") business, divested November 1, 2023, (ii) the incumbent local exchange ("ILEC") business conducted in 20 Midwestern and Southeastern states, divested October 3, 2022 and (iii) the Latin American business, divested August 1, 2022. Refer to Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information on these divestitures. As we determined that none of these divestitures represented a strategic shift for Lumen, they did not meet the criteria to be treated as discontinued operations and we continued to report our operating results for all three of the divested businesses in our consolidated operating results through their respective disposal dates.

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

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable which resulted in revisions to certain line items on our December 31, 2022 consolidated balance sheet in prior periods. We have recorded an increase to our accumulated deficit by $63 million, reflected in our January 1, 2023 and June 30, 2023 accumulated deficit in our consolidated statements of stockholders' equity in this report. Refer to Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Operating lease assets are included in Other, net under Goodwill and Other Assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in Other under Deferred Credits and Other Liabilities on our consolidated balance sheets.

There were $5 million and no book overdrafts included in Accounts payable at June 30, 2024 and December 31, 2023, respectively.

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for ILEC and certain competitive local exchange carriers ("CLEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs and certain CLECs. Under the group method, for each subsidiary, all like kind assets were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures and asset sales have significantly reduced our composite asset base. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation is considered a change in accounting estimate inseparable from a change in accounting principle and will result in changes to our depreciation and amortization expense prospectively. The change in accounting estimate had an immaterial impact to our net (loss) income and diluted (loss) earnings per share for the three and six months ended June 30, 2024.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $16 million, $12 million net of tax, and $32 million, $24 million net of tax, for the three and six months ended June 30, 2024, respectively, and resulted in an increase of $0.01 and $0.02, respectively, per diluted share for the three and six months ended June 30, 2024.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

Supplier Finance Programs

On January 1, 2023, we adopted Accounting Standards Update ("ASU") 2022-04, “Liabilities-Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations” (“ASU 2022-04”). These amendments require that a company that uses a supplier finance program in connection with the purchase of goods or services disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, program activity during the period, changes from period to period and the potential magnitude of program transactions. The adoption of ASU 2022-04 did not have a material impact on our consolidated financial statements.

Credit Losses

On January 1, 2023, we adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures” (“ASU 2022-02”). The ASU eliminates the TDR recognition and measurement guidance, enhances existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. The adoption of ASU 2022-02 did not have a material impact on our consolidated financial statements.

Adoption of Other ASU With No Impact

On January 1, 2024, we adopted ASU 2023-01, “Leases (Topic 842): Common Control Arrangements”, and ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The adoption of these ASUs did not have any impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires public business entities to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for us in fiscal year 2025 and early adoption is permitted. As of June 30, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of June 30, 2024, we had not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including on the accompanying annual disclosure within our Segment Information note.

(2) Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Goodwill	$1,964	1,964
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,201 and $4,248(1)	3,501	3,811
Capitalized software, less accumulated amortization of $4,017 and $4,045(1)	1,538	1,564
Trade names, patents and other, less accumulated amortization of $79 and $72	79	86
Total other intangible assets, net	$5,127	5,470
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $352 million and capitalized software with a gross carrying value of $153 million became fully amortized during 2023 and were retired during the first quarter of 2024.

As of June 30, 2024, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $15.4 billion.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. We report our results within two segments: Business and Mass Markets. See Note 10—Segment Information for more information on these segments. We assigned no goodwill to our Business segment as of June 30, 2024 and December 31, 2023. We assigned approximately $2.0 billion of goodwill to our Mass Markets segment as of both June 30, 2024 and December 31, 2023. Total goodwill as of both June 30, 2024 and December 31, 2023 was net of accumulated impairment losses of $21.7 billion.

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

As of June 30, 2024, we had three reporting units, which are (i) Mass Markets, (ii) North American Business ("NA Business") and (iii) Asia Pacific region ("APAC"). Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are employed in and relate to the operations of multiple reporting units. When we assess goodwill for impairment, we compare the estimated fair value of each reporting unit's equity to the carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

Second Quarter 2023 Goodwill Impairment Analysis

During the second quarter of 2023, we determined circumstances existed indicating it was more likely than not that the carrying value of our reporting units exceeded their fair value. Given the continued erosion in our market capitalization at the time, we determined our quantitative impairment analysis would accurately estimate the fair value of our reporting units using only the market approach. Applying this approach, we utilized company comparisons and analyst reports within our industry which supported a range of fair values derived from annualized revenue and Earnings Before Interest, Tax, Depreciation and Amortization ("EBITDA") multiples between 1.5x and 4.3x and 4.6x and 10.5x, respectively. In determining the fair value of each reporting unit, we used revenue and EBITDA multiples below these comparable market multiples. The estimated fair values of the reporting units determined in connection with our impairment analysis in the second quarter of 2023 resulted in no control premium, which we determined to be reasonable based on our market capitalization relative to recent transactions. For the three months ended June 30, 2023, based on our assessments performed with respect to the reporting units as described above, we concluded the estimated fair value of certain of our reporting units was less than their carrying value of equity. As a result, we recorded a non-cash, non-tax-deductible goodwill impairment charge of $8.8 billion for the three months ended June 30, 2023.

The market approach that we used in the quarter ended June 30, 2023 incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples applicable for each reporting unit, we considered observed trends of our industry peers. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2024 and 2023 totaled $277 million and $263 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $549 million and $523 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2024 (remaining six months)	$479
2025	900
2026	847
2027	759
2028	688
2029 and thereafter	1,445

(3) Revenue Recognition

Product and Service Categories

We categorize our products and services revenue among the following categories for the Business segment:

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, and private line services; and

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include revenue for the EMEA business prior to its sales on November 1, 2023. See Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on these divestitures.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$424	(61)	363	428	(47)	381
Nurture	258	—	258	293	—	293
Harvest	112	—	112	133	—	133
Other	43	—	43	45	(1)	44
Total Large Enterprise Revenue	837	(61)	776	899	(48)	851
Mid-Market Enterprise
Grow	210	(7)	203	203	(8)	195
Nurture	178	—	178	210	—	210
Harvest	82	(1)	81	92	(1)	91
Other	8	—	8	9	(1)	8
Total Mid-Market Enterprise Revenue	478	(8)	470	514	(10)	504
Public Sector
Grow	127	(20)	107	119	(19)	100
Nurture	88	—	88	93	—	93
Harvest	92	(1)	91	95	—	95
Other	141	—	141	108	—	108
Total Public Sector Revenue	448	(21)	427	415	(19)	396
Wholesale
Grow	264	(76)	188	265	(62)	203
Nurture	187	(7)	180	206	(8)	198
Harvest	271	(37)	234	330	(43)	287
Other	1	—	1	2	—	2
Total Wholesale Revenue	723	(120)	603	803	(113)	690
International and Other
Grow	38	(1)	37	129	(31)	98
Nurture	40	—	40	72	—	72
Harvest	9	—	9	41	—	41
Other	4	—	4	35	—	35
Total International and Other	91	(1)	90	277	(31)	246
Business Segment by Product Category
Grow	1,063	(165)	898	1,144	(167)	977
Nurture	751	(7)	744	874	(8)	866
Harvest	566	(39)	527	691	(44)	647
Other	197	—	197	199	(2)	197
Total Business Segment Revenue	2,577	(211)	2,366	2,908	(221)	2,687
Mass Markets Segment by Product Category
Fiber Broadband	181	(3)	178	158	(4)	154
Other Broadband	298	(27)	271	355	(32)	323
Voice and Other	212	(9)	203	240	(9)	231
Total Mass Markets Revenue	691	(39)	652	753	(45)	708
Total Revenue	$3,268	(250)	3,018	3,661	(266)	3,395

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$851	(110)	741	849	(97)	752
Nurture	526	—	526	593	—	593
Harvest	231	—	231	272	—	272
Other	87	(1)	86	96	(2)	94
Total Large Enterprise Revenue	1,695	(111)	1,584	1,810	(99)	1,711
Mid-Market Enterprise
Grow	417	(13)	404	400	(15)	385
Nurture	366	—	366	429	—	429
Harvest	165	(2)	163	190	(2)	188
Other	16	(1)	15	18	(3)	15
Total Mid-Market Enterprise Revenue	964	(16)	948	1,037	(20)	1,017
Public Sector
Grow	252	(41)	211	236	(38)	198
Nurture	175	—	175	200	—	200
Harvest	186	(2)	184	194	—	194
Other	255	—	255	217	—	217
Total Public Sector Revenue	868	(43)	825	847	(38)	809
Wholesale
Grow	524	(138)	386	536	(133)	403
Nurture	379	(14)	365	421	(14)	407
Harvest	546	(75)	471	662	(87)	575
Other	4	—	4	7	—	7
Total Wholesale Revenue	1,453	(227)	1,226	1,626	(234)	1,392
International and Other
Grow	78	(2)	76	257	(60)	197
Nurture	82	—	82	144	—	144
Harvest	20	—	20	79	—	79
Other	8	—	8	76	—	76
Total International and Other	188	(2)	186	556	(60)	496
Business Segment by Product Category
Grow	2,122	(304)	1,818	2,278	(343)	1,935
Nurture	1,528	(14)	1,514	1,787	(14)	1,773
Harvest	1,148	(79)	1,069	1,397	(89)	1,308
Other	370	(2)	368	414	(5)	409
Total Business Segment Revenue	5,168	(399)	4,769	5,876	(451)	5,425
Mass Markets Segment by Product Category
Fiber Broadband	351	(7)	344	310	(8)	302
Other Broadband	613	(55)	558	724	(65)	659
Voice and Other	426	(18)	408	489	(18)	471
Total Mass Markets Revenue	1,390	(80)	1,310	1,523	(91)	1,432
Total Revenue	$6,558	(479)	6,079	7,399	(542)	6,857

_____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

Lumen Technologies leases various dark fiber (including conduit), office facilities, colocation facilities, switching facilities, other network sites and service equipment to third parties under operating leases. Lease and sublease revenue are included in Operating Revenue in our consolidated statements of operations.

For the three months ended June 30, 2024 and 2023, our gross rental revenue was $240 million and $257 million, respectively, which represented approximately 7% of our operating revenue for both the three months ended June 30, 2024 and 2023. For the six months ended June 30, 2024 and 2023, our gross rental revenue was $461 million and $526 million, respectively, which represented approximately 7% of our operating revenue for both the six months ended June 30, 2024 and 2023.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables(1)	$1,263	1,256
Contract assets	23	29
Contract liabilities	701	698
______________________________________________________________________
(1)Reflects gross customer receivables of $1.3 billion, net of allowance for credit losses of $55 million and $60 million, at June 30, 2024 and December 31, 2023, respectively.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three and six months ended June 30, 2024, we recognized $43 million and $343 million, respectively, of revenue that was included in contract liabilities of $698 million as of January 1, 2024. During the three and six months ended June 30, 2023, we recognized $42 million and $347 million, respectively, of revenue that was included in contract liabilities of $715 million as of January 1, 2023, including contract liabilities that were classified as held for sale.

Performance Obligations

As of June 30, 2024, we expect to recognize approximately $6.8 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $1.7 billion, $2.3 billion and $2.8 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$182	189	192	182
Costs incurred	35	49	29	39
Amortization	(32)	(34)	(39)	(36)
Change in contract costs held for sale	—	—	1	1
End of period balance(3)	$185	204	183	186

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(2)	$182	184	202	192
Costs incurred	68	85	65	79
Amortization	(65)	(65)	(80)	(71)
Change in contract costs held for sale	—	—	(4)	(14)
End of period balance(3)	$185	204	183	186
______________________________________________________________________
(1)Beginning of period balance for the three months ended June 30, 2023 excludes $11 million of acquisition costs and $15 million fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the six months ended June 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(3)End of period balance for the three and six months ended June 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 50 months for mass markets customers and 35 months for business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in Selling, general and administrative in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next twelve months in Other under Current Assets on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next twelve months in Other under Deferred Credits and Other Liabilities on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the six months ended June 30, 2024:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023	$36	31	67
Provision for expected losses	13	26	39
Write-offs charged against the allowance	(19)	(31)	(50)
Recoveries collected	4	2	6
Ending balance at June 30, 2024	$34	28	62

(5) Long-Term Debt and Credit Facilities

At June 30, 2024, most of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3 Financing"), including its parent guarantor Level 3 Parent, LLC and certain subsidiary guarantors;

•Qwest Corporation ("Qwest"); and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into one or more credit agreements with certain financial institutions or other institutional lenders, or issued senior notes. Certain of these debt instruments are described further in (i) Note 5 below, (ii) Note 7 to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023 or (iii) Note 5 to the consolidated financial statements included in Item 1 of Part I of our Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

The following tables reflect the consolidated long-term debt of Lumen Technologies and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	June 30, 2024	December 31, 2023
			(Dollars in millions)
Secured Senior Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	SOFR + 6.00%	2028	368	—
Term Loan B-1(4)	SOFR + 2.35%	2029	1,621	—
Term Loan B-2(4)	SOFR + 2.35%	2030	1,621	—
Term Loan B(5)	SOFR + 2.25%	2027	57	3,891
Other Facilities(6)	SOFR + 2.00%	2025	—	1,399
Superpriority Notes	4.125%	2029 - 2030	812	—
Former Parent Secured Notes	4.000%	2027	—	1,250
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-1(7)	SOFR + 6.56%	2029	1,199	—
Term Loan B-2(7)	SOFR + 6.56%	2030	1,199	—
Former Level 3 Facility(8)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(9)	10.500% - 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% - 4.875%	2029 - 2031	2,229	—
Former Level 3 Senior Notes	3.400% - 3.875%	2027 - 2029	—	1,500
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes(10)	4.000% - 7.650%	2025 - 2042	2,037	2,143
Subsidiaries:
Level 3 Financing, Inc.
Senior notes(11)	3.400% - 4.625%	2027 - 2029	1,865	3,940
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,986	1,986
Term loan(12)	SOFR + 2.50%	2027	—	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations	Various	Various	270	285
Unamortized discounts, net			(476)	(4)
Unamortized debt issuance costs			(235)	(145)
Total long-term debt			18,603	19,988
Less current maturities			(192)	(157)
Long-term debt, excluding current maturities			$18,411	19,831

______________________________________________________________________
(1)As of June 30, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is either guaranteed by affiliates of the issuer, secured, or both. As discussed further in footnotes 12 and 13, we reclassified in the table above certain notes that were guaranteed, secured, or both prior to the Effective Date (as defined below) from “secured” to “unsecured” in light of amendments that released most of such prior guarantees and all of such security interests.
(3)Term Loan A had an interest rate of 11.344% as of June 30, 2024.
(4)Term Loan B-1 and B-2 each had an interest rate of 7.808% as of June 30, 2024.
(5)Term Loan B had an interest rate of 7.708% and 7.720% as of June 30, 2024 and December 31, 2023, respectively.
(6)Reflects revolving credit facility and term loan A and A-1 debt issued under the Former Parent Facilities, which had interest rates of 7.464% and 7.470%, respectively, as of December 31, 2023.
(7)The Level 3 Term Loan B-1 and B-2 each had an interest rate of 11.904% as of June 30, 2024.
(8)Reflects Level 3 Tranche B 2027 Term Loan issued under the Former Level 3 Facility, which had an interest rate of 7.208% and 7.220% as of June 30, 2024 and December 31, 2023, respectively.
(9)Includes Level 3's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3's first lien notes issued on March 22, 2024.
(10)The total amount of these notes at June 30, 2024 includes the remaining aggregate principal amount due under the Former Parent Secured Notes, the terms of which were amended on March 22, 2024 to release all of the guarantees of such debt that could be released in accordance with their indentures and all of the security interests relating thereto.
(11)The total amount for these notes at June 30, 2024 includes the remaining aggregate principal amount due under the Former Level 3 Secured Notes, the terms of which were amended on March 22, 2024 to release all of the guarantees of such debt that could be released in accordance with their indentures and all of the security interests relating thereto.
(12)The Qwest Corporation Term Loan had an interest rate of 7.970% as of December 31, 2023.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2024 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years.

(Dollars in millions)
2024 (remaining six months)	$43
2025	466
2026	238
2027	847
2028	1,162
2029 and thereafter	16,558
Total long-term debt	$19,314

Impact of Recent Debt Transactions

On March 22, 2024 (the "Effective Date"), Lumen Technologies, Level 3 Financing, Qwest and a group of creditors holding a majority of our consolidated debt completed transactions contemplated under the amended and restated transaction support agreement ("TSA") that such parties entered into on January 22, 2024 (the "TSA Transactions"), including the termination, repayment or exchange of previous commitments and debt and the issuance of new term loan facilities, notes, and revolving credit facilities.

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

The following table sets forth the aggregate principal balance as of June 30, 2024 of the debt issued by Lumen or Level 3 Financing during the first quarter of 2024 in connection with the TSA Transactions:

New Debt Issuances(1)	Aggregate Principal Amount as of June 30, 2024 (in millions)
Lumen Technologies, Inc.
Term Loan A(2)	$368
Term Loan B-1(2)	1,621
Term Loan B-2(2)	1,621
4.125% Superpriority Notes due 2029-2030	812
Level 3 Financing, Inc.
Term Loan B-1	1,199
Term Loan B-2	1,199
10.500% First Lien Notes due 2029	668
10.750% First Lien Notes due 2029	678
11.000% First Lien Notes due 2029	1,575
4.875% Second Lien Notes due 2029	606
4.500% Second Lien Notes due 2030	712
3.875% Second Lien Notes due 2030	458
4.000% Second Lien Notes due 2031	453
Total	$11,970
______________________________________________________________________
(1)Except for Lumen's Term Loan A and $1.375 billion of Level 3 Financing's 11.000% First Lien Notes due 2029, all of the new debt listed in this table was issued in the first quarter of 2024 in exchange for previously-issued debt of Lumen or Level 3 Financing.
(2)Reflects approximately $26 million of term loan installment payments made between the Effective Date and June 30, 2024.

In evaluating the terms of the TSA transaction, we determined for certain of our creditors that the new debt instruments were substantially different than pre-existing debt and therefore constituted an extinguishment of old debt and establishment of new debt for which we recorded a $275 million gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $492 million which was included in our aggregate Net gain on early retirement of debt of $278 million, recognized in Other income (expense), net in our consolidated statement of operations for the six months ended June 30, 2024. The remaining creditors’ newly-issued debt was not substantially different under the terms of the TSA transaction and was treated under modification accounting rules. In conjunction with the TSA transaction, we paid $209 million in lender fees and $174 million in additional third-party costs. Of these amounts, $157 million of lender fees were an offset to the gain on extinguishment and $112 million in third-party costs were recorded to Selling, general and administrative expense in our consolidated statement of operations for the six months ended June 30, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $62 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

During the second quarter of 2024, we repurchased a total of approximately $75 million aggregate principal of Lumen 5.625% senior notes due 2025 and Lumen 7.200% senior notes due 2025. These repurchases resulted in an aggregate net gain of $3 million, which is included in our aggregate Net gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the six months ended June 30, 2024.

For information on various issuances, exchanges or payments of long-term indebtedness by Lumen or its subsidiaries during 2023, see Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Lumen Credit Agreements

As further described in our prior periodic reports, Lumen may prepay amounts outstanding under its new Superpriority Term Loan A Facility and new Superpriority Term Loan B Facilities at any time without premium or penalty. If no amounts are outstanding under its Superpriority Series B Revolving Credit Facility, Lumen may prepay amounts outstanding under the Series A Revolving Credit Facility without premium or penalty. The new Superpriority Term Loan A Facility and new Superpriority Term Loan B Facilities require Lumen to make quarterly amortization payments of 1.25% and 0.25%, respectively, of the initial principal amount and certain specified mandatory prepayments upon the occurrence of certain transactions.

At June 30, 2024, no borrowings were outstanding under Lumen’s Series A Revolving Credit Facility with commitments of approximately $489 million or Series B Revolving Credit Facility with commitments of approximately $467 million.

Level 3 Financing Credit Agreement

As further described in our prior periodic reports, amounts outstanding under Level 3 Financing's new Credit Agreement may be prepaid at any time, subject to a premium of (i) 2.00% of the aggregate principal amount if prepaid on or prior to the 12-month anniversary of the Effective Date and (ii) 1.00% of the aggregate principal amount if prepaid after the 12-month anniversary of the Effective Date and on or prior to the 24-month anniversary of the Effective Date. The new Level 3 facilities established under the new Credit Agreement require Level 3 Financing to make certain specified mandatory prepayments upon the occurrence of certain transactions.

Senior Notes

The Company’s consolidated indebtedness at June 30, 2024 included:

•superpriority senior secured notes issued by Lumen;

•first and second lien secured notes issued by Level 3 Financing; and

•senior unsecured notes issued by Lumen, Level 3 Financing, Qwest Corporation, and Qwest Capital Funding, Inc.

All of these notes carry fixed interest rates and all principal is due on the notes’ respective maturity dates, which rates and maturity dates are summarized in the table above.

The Level 3 Financing secured notes outstanding at June 30, 2024 include $1.575 billion in aggregate principal of privately placed first lien notes maturing 2029 issued in the first quarter of 2024. Of this amount, $1.325 billion was issued in exchange for cash proceeds, $200 million was issued in exchange for Lumen 4.000% senior secured notes and $50 million was issued as payment of non-cash lender fees.

Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price or (iii) under certain other specified limited conditions.

Letters of Credit

At June 30, 2024, we had $221 million undrawn letters of credit outstanding, $217 million of which were issued under Lumen's revolving credit facilities, $2 million of which were issued under our $225 million uncommitted letter of credit facility and $2 million of which were issued under a separate facility maintained by one of our subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other, net under Goodwill and Other Assets).

Certain Guarantees and Security Interests

Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement are unsecured, but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3, Level 3 Financing and certain of Level 3 Financing’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations under its Series A Revolving Credit Facility of up to $150 million and under its Series B Revolving Credit Facility of up to $150 million, in each case secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries have provided an unsecured guarantee of collection of Lumen’s obligations under its revolving credit facilities and Superpriority Term Loan A Facility (the “Qwest Guarantors”).

Lumen’s obligations under the Superpriority Term Loan B Credit Agreement are unsecured. The term loans issued under this agreement are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement.

Level 3 Financing’s obligations under its new Credit Agreement are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals). In addition, the other Level 3 Collateral Guarantors have or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Level 3 Financing’s obligations under its new Credit Agreement secured by a lien on substantially all of their assets.

Lumen’s superpriority secured senior notes are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement. Level 3 Financing’s obligations under its first lien notes are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under its new Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under its new Credit Agreement, except the lien securing such guarantees is a second lien.

Level 3 Financing's obligation under one of its series of unsecured notes are guaranteed by Level 3 and one of Level 3 Financing's subsidiaries. The senior unsecured notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc.

Covenants

Lumen

Under its Superpriority Revolving/Term Loan A Credit Agreement, Lumen may not permit:

(i) its maximum total net leverage ratio to exceed 5.75 to 1.00 as of the last day of each fiscal quarter, stepping down to 5.50 to 1.00 with respect to each fiscal quarter ending after December 31, 2024 and further stepping down to 5.25 to 1.00 with respect to each fiscal quarter ending after December 31, 2025; or

(ii) its interest coverage ratio as of the last day of any test period to be less than 2.00 to 1.00.

Lumen’s superpriority credit agreements and superpriority senior secured notes contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with our affiliates, dispose of assets and merge or consolidate with other persons.

Lumen’s senior unsecured notes were issued under four separate indentures. These indentures restrict Lumen’s ability to (i) incur, issue or create liens upon its property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to any other party.

Under certain circumstances in connection with a “change of control” of Lumen, Lumen will be required to make an offer to repurchase each series of these senior notes (other than two of its older series of notes) at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Level 3

Level 3 Financing's new Credit Agreement and first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

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

Compliance

As of June 30, 2024, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of June 30, 2024, certain of its key subsidiaries guaranteed (i) its debt outstanding under its SP Credit Agreements, its superpriority senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior secured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

(6) Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 6% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $103 million. We have not incurred, and do not expect to incur, material impairment or exit costs related to this workforce reduction.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2023	$18
Accrued to expense	107
Payments, net	(106)
Balance at June 30, 2024	$19

(7) Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$6	6	12	12
Interest cost	62	67	125	135
Expected return on plan assets	(69)	(72)	(136)	(143)
Recognition of prior service credit	(1)	(1)	(3)	(3)
Recognition of actuarial loss	26	26	54	51
Net periodic pension expense	$24	26	52	52

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$1	2	2	3
Interest cost	24	25	47	51
Recognition of prior service credit	(2)	(2)	(4)	(4)
Recognition of actuarial gain	(5)	(5)	(9)	(10)
Special termination benefits charge	2	—	2	—
Net periodic post-retirement benefit expense	$20	20	38	40

Service costs for our pension plans and post-retirement benefit plans are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in Other income (expense), net on our consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge of $2 million during the three months ended June 30, 2024 for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

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

Benefits paid by the Combined Pension Plan are paid through a trust that holds the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2024 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not expect to be required to make any additional contributions in 2024 and we do not expect to make voluntary contributions to the trust for the Combined Pension Plan in 2024.

(8) Earnings Per Common Share

Basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2024 and 2023 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (numerator)
Net (loss) income	$(49)	(8,736)	8	(8,225)
Net (loss) income applicable to common stock for computing basic (loss) earnings per common share	(49)	(8,736)	8	(8,225)
Net (loss) income as adjusted for purposes of computing diluted (loss) earnings per common share	(49)	(8,736)	8	(8,225)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,015,857	1,006,229	1,013,603	1,004,948
Non-vested restricted stock	(28,618)	(22,776)	(27,556)	(22,443)
Weighted average shares outstanding for computing basic (loss) earnings per common share	987,239	983,453	986,047	982,505
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	10	—
Shares issuable under incentive compensation plans	—	—	1,167	—
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	987,239	983,453	987,224	982,505
Basic (loss) earnings per common share	$(0.05)	(8.88)	0.01	(8.37)
Diluted (loss) earnings per common share(1)	$(0.05)	(8.88)	0.01	(8.37)
______________________________________________________________________
(1)For the three months ended June 30, 2024 and for the three and six months ended June 30, 2023, we excluded from the calculation of diluted loss per share less than 1 million shares, potentially issuable under incentive compensations plans or convertible securities, as their effect, if included, would have been anti-dilutive.

Our calculation of diluted (loss) earnings per common share excludes unvested restricted stock awards that are antidilutive as a result of unrecognized compensation cost. Such shares were 24.1 million and 21.0 million for the three months ended June 30, 2024 and 2023, respectively, and 22.2 million and 21.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of June 30, 2024 and December 31, 2023:

		June 30, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$18,333	13,020	19,703	13,304
Indemnifications related to the sale of the Latin American business(1)	3	91	86	86	86
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Investment Held at Net Asset Value

We hold an investment in a limited partnership created as a holding company for various investments. As of June 30, 2024, the underlying investments held by the limited partnership were traded in active markets and, as such, we account for our investment in the limited partnership using net asset value ("NAV"). Subject to restrictions imposed by law and other provisions of the limited partnership agreement, the general partner has sole discretion as to the amounts and timing of distributions of partnership assets to partners. The following table summarizes the net asset value of our investment in this limited partnership.

	As of June 30, 2024	As of December 31, 2023
	Net Asset Value
	(Dollars in millions)
Investment in limited partnership(1)	$7	10
______________________________________________________________________
(1)For the three and six months ended June 30, 2024, we recognized a loss on investment of $23 million and $3 million , respectively, reflected in Other income (expense), net in our consolidated statements of operations. For the three and six months ended June 30, 2023, we recognized a $2 million gain on investment and a $59 million loss on investment, respectively, reflected in Other income (expense), net in our consolidated statements of operations.

(10) Segment Information

We report our results within two segments: Business and Mass Markets.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under five distinct sales channels: Large Enterprise, Mid-Market Enterprise, Public Sector, Wholesale, and International and Other. For Business segment revenue, we report the following product categories: Grow, Nurture, Harvest, and Other, in each case through the sales channels outlined above. The Business segment included the results of our EMEA business prior to its sale on November 1, 2023.

Under our Mass Markets Segment, we provide products and services to residential and small business customers. We report the following product categories: Fiber Broadband, Other Broadband, and Voice and Other.

See detailed descriptions of these product and service categories in Note 3—Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to applicable customers and directly associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "other unallocated expense" in the table included below under the heading "— Revenue and Expenses". As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background for additional detail on these changes.

The following tables summarize our segment results for the three and six months ended June 30, 2024 and 2023, based on the segment categorization we were operating under at June 30, 2024.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,577	691	5,168	1,390
Segment expenses:
Cost of services and products	761	20	1,500	37
Selling, general and administrative	457	308	954	614
Total segment expense	1,218	328	2,454	651
Total segment adjusted EBITDA	$1,359	363	2,714	739

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,908	753	5,876	1,523
Segment expenses:
Cost of services and products	773	21	1,603	42
Selling, general and administrative	570	339	1,113	674
Total segment expense	1,343	360	2,716	716
Total segment adjusted EBITDA	$1,565	393	3,160	807

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

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net (loss) income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total segment adjusted EBITDA	$1,722	1,958	3,453	3,967
Depreciation and amortization	(743)	(746)	(1,491)	(1,479)
Goodwill impairment	—	(8,793)	—	(8,793)
Other unallocated expense	(847)	(831)	(1,771)	(1,703)
Stock-based compensation credit (expense)	3	(9)	(11)	(23)
Operating income (loss)	135	(8,421)	180	(8,031)
Total other (expense) income, net	(176)	(269)	(119)	21
(Loss) income before taxes	(41)	(8,690)	61	(8,010)
Income tax expense	8	46	53	215
Net (loss) income	$(49)	(8,736)	8	(8,225)

(11) Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2024, we had accrued $82 million in the aggregate for our litigation and non-income tax contingencies, which is included in Other under Current Liabilities or Other under Deferred Credits and Other Liabilities in our consolidated balance sheet as of such date. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of this $82 million accrual due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, when we refer to a class action as "putative" it is because a class has been alleged, but not certified, in that matter.

Principal Proceedings

Shareholder Class Action Suits

Houser. Lumen and certain Lumen Board of Directors members and officers were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The original complaint asserted claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information of several kinds, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The original complaint sought damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the original complaint. Plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. Plaintiff filed an amended complaint asserting the same claims and prayer for relief, and we filed a motion to dismiss. The court granted our motion to dismiss in May 2023 and Plaintiffs have appealed that dismissal.

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

Derivative Litigation

On June 11, 2024, a purported shareholder of Lumen filed a shareholder derivative complaint on behalf of Lumen captioned Brown v. Johnson, et al., Case 3:24-cv-000798-TAD-KDM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges claims for breach of fiduciary duty, violations of the federal securities laws, and other causes of action against current and former officers and directors of Lumen relating to placement or presence of lead-sheathed telecommunications cables. The complaint seeks damages, injunctive relief, and attorneys' fees.

Lead-Sheathed Cable Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, case no. 138575, asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law.

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, case no. 137935, asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, case no. 6:23-CV-01748.

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

We have engaged in discussions regarding related claims with a number of state attorneys general, and have entered into agreements settling certain of the consumer practices claims asserted by several state attorneys general.

December 2018 Outage Proceedings

We experienced an outage on one of our transport networks that impacted voice, IP, 911, and transport services for some of our customers between the 27th and 29th of December 2018. We believe that the outage was caused by a faulty network management card from a third-party equipment vendor.

The FCC and four states initiated formal investigations. In November 2020, following the FCC's release of a public report on the outage, we negotiated a settlement which was released by the FCC in December 2020. The amount of the settlement was not material to our financial statements.

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

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 9—Fair Value of Financial Instruments.

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

The matters listed in this Note do not reflect all of our contingencies. For additional information on our contingencies, see Note 18—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider immaterial may ultimately affect us materially.

(12) Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$417	395
Income tax receivable	21	273
Materials, supplies and inventory	184	209
Contract assets	15	19
Contract acquisition costs	104	107
Contract fulfillment costs	102	102
Assets held for sale	107	104
Other	21	14
Total other current assets	$971	1,223

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions. For the three and six months ended June 30, 2024, Other income (expense), net included a gain on sale of investment of $205 million.

(13) Repurchases of Lumen Common Stock

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three and six months ended June 30, 2024, we did not repurchase any shares of our outstanding common stock under this program. As of June 30, 2024, we are authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program.

Any repurchases made in 2024 or thereafter will be subject to a non-deductible 1% excise tax on the fair market value of the stock under the Inflation Reduction Act of 2022.

(14) Accumulated Other Comprehensive Loss

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2024:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1,045)	276	(41)	(810)
Other comprehensive income (loss) before reclassifications	—	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive loss	38	(9)	—	29
Net current-period other comprehensive income (loss)	38	(9)	(5)	24
Balance at June 30, 2024	$(1,007)	267	(46)	(786)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2024:

Three Months Ended June 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$21	Other income (expense), net
Prior service credit	(3)	Other income (expense), net
Total before tax	18
Income tax benefit	(4)	Income tax expense
Net of tax	$14

Six Months Ended June 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$45	Other income (expense), net
Prior service credit	(7)	Other income (expense), net
Total before tax	38
Income tax benefit	(9)	Income tax expense
Net of tax	$29
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2023

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2023:

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

(15) Labor Union Contracts

As of June 30, 2024, approximately 21% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 10% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending June 30, 2025.

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

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2023 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first six months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers and our domestic mass markets customers. We operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. As of June 30, 2024, we had approximately 25,000 employees.

Macroeconomic Changes

Over the past few years macroeconomic changes have impacted us and our customers in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the six months ended June 30, 2024.

Additionally, we believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past few years have increased fiber construction demand. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our fiber broadband services. From time to time, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued inflationary pressures, supply constraints or business uncertainty could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

These above-mentioned macroeconomic factors, coupled with dis-synergies resulting from our 2022 and 2023 divestitures, changes in customer preferences and negotiations with our creditors through the end of the first quarter of 2024, placed additional pressures on our financial performance and our market capitalization. These developments contributed to us recognizing a total of nearly $14.0 billion in goodwill impairment charges in 2022 and 2023. Some of these pressures continue to impact us. To the extent these pressures continue, we could experience additional deterioration in our projected cash flows or market capitalization, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting units. Any of these could result in additional future impairments of our approximately $2.0 billion of remaining goodwill.

Reporting Segments

Our reporting segments are currently organized by customer focus, as follows:

•Business Segment: Under our Business segment, we provide our products and services under the following five sales channels:

◦Large Enterprise: Under our large enterprise sales channel, we provide our products and services to large enterprise customers and carriers in North America.

◦Mid-Market Enterprise: Under our mid-market enterprise sales channel, we provide our products and services to medium-sized enterprises in North America primarily through our indirect channel partners.

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

◦International and Other: Under our international and other sales channel, we provide products and services (i) to multinational and global enterprise customers and carriers and (ii) under content delivery network ("CDN") contracts that we did not sell in late 2023.

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to domestic residential and small business customers. At June 30, 2024, we served 2.7 million broadband subscribers under our Mass Markets segment.

See Note 10—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following products and services categories:

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber, Edge Cloud services, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing ("TDM") voice, and private line services; and

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

Trends Impacting Our Operations

In addition to the above-described impact of macroeconomic pressures, our consolidated operations have been, and will continue to be, impacted by the following trends:

•Customers’ demand for automated products and services and competitive pressures will require that we continue to invest in new technologies and automated processes to improve the customer experience and reduce our operating expenses.

•The increased use of digital applications, online video, gaming and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product capabilities and taking other steps to enable customers to have access to greater bandwidth.

•Businesses continue to adopt distributed, global operating models. We are expanding and enhancing our fiber network, connecting more buildings to our network to generate revenue opportunities and reducing our reliance upon other carriers.

•Changes in customer preferences and in the regulatory, technological and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain offerings, or resulting in volume or rate reductions for other offerings and (ii) also creating certain opportunities for us arising out of increased demand for lower latency provided by Edge computing and for faster and more secure data transmissions.

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

•We have historically generated revenue by entering into transactions that utilize excess conduit, fiber or other assets on our network to create custom networks for our customers. We expect the demand for and size of these transactions to grow. We routinely assess revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

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

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2024 and June 30, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts)
Operating revenue	$3,268	3,661	6,558	7,399
Operating expenses	3,133	12,082	6,378	15,430
Operating income (loss)	135	(8,421)	180	(8,031)
Total other (expense) income, net	(176)	(269)	(119)	21
(Loss) income before income taxes	(41)	(8,690)	61	(8,010)
Income tax expense	8	46	53	215
Net (loss) income	(49)	(8,736)	8	(8,225)
Basic (loss) earnings per common share	$(0.05)	(8.88)	0.01	(8.37)
Diluted (loss) earnings per common share	$(0.05)	(8.88)	0.01	(8.37)

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

•allocate capital to strategically important products and services;

•increase revenue from providing our Grow products and services to Business customers and our Quantum Fiber services to Mass Markets customers;

•pursue acquisitions of additional assets or divestitures of non-strategic assets, in each case if available at attractive prices;

•optimize prices on our products and services and rationalize products across our portfolio if and when practicable; and

•market our products and services to new customers, and transition existing customers from our legacy products to our newer offerings.

Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our five above-described revenue sales channels within the Business segment:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment:
Large Enterprise	$837	899	(7)%
Mid-Market Enterprise	478	514	(7)%
Public Sector	448	415	8%
Wholesale	723	803	(10)%
International and Other	91	277	(67)%
Business Segment Revenue	2,577	2,908	(11)%
Mass Markets Segment Revenue	691	753	(8)%
Total consolidated operating revenue	$3,268	3,661	(11)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment:
Large Enterprise	$1,695	1,810	(6)%
Mid-Market Enterprise	964	1,037	(7)%
Public Sector	868	847	2%
Wholesale	1,453	1,626	(11)%
International and Other	188	556	(66)%
Business Segment Revenue	5,168	5,876	(12)%
Mass Markets Segment Revenue	1,390	1,523	(9)%
Total consolidated operating revenue	$6,558	7,399	(11)%

Our consolidated operating revenue decreased by $393 million and $841 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, $164 million and $332 million of which was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. See our segment results below for additional information on the drivers of the remaining decrease in revenue.

Operating Expenses

The following tables summarize our operating expenses for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,653	1,740	(5)%
Selling, general and administrative	742	790	(6)%
(Gain) loss on sale of business	(5)	13	nm
Depreciation and amortization	743	746	—%
Goodwill impairment	—	8,793	nm
Total operating expenses	$3,133	12,082	(74)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$3,305	3,557	(7)%
Selling, general and administrative	1,565	1,511	4%
Loss on sale of business	17	90	(81)%
Depreciation and amortization	1,491	1,479	1%
Goodwill impairment	—	8,793	nm
Total operating expenses	$6,378	15,430	(59)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $87 million and $252 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. These decreases were primarily due to (i) a decrease of approximately $121 million and $247 million due to the sale of the EMEA business in the fourth quarter of 2023, (ii) reductions of approximately $51 million and $65 million in employee-related expense from lower headcount in our retained business and (iii) decreased network expenses of $17 million and $14 million, respectively. These decreases were partially offset by increases of approximately $68 million and $52 million from higher facilities costs, as well as increases of approximately $26 million and $30 million from higher equipment and maintenance costs.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $48 million and increased by $54 million, respectively, for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, the decrease was due to a $67 million loss as a result of our donation of our Monroe, Louisiana campus in 2023, as well as a decrease of approximately $30 million due to the sale of the EMEA business, partially offset by an increase of $57 million in employee related costs, mostly severance costs incurred in the three months ended June 30, 2024. For the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, the increase was primarily due to an increase of $143 million in legal and other professional fees, mainly driven by our first quarter 2024 debt transactions, and an increase of $75 million in employee related expenses, primarily due to severance costs incurred in the second quarter of 2024, partially offset by (i) a decrease of approximately $67 million loss incurred as a result of our donation of our Monroe, Louisiana campus in 2023, (ii) a decrease of $55 million due to the sale of the EMEA business, (iii) recognition of a deferred gain of $22 million on the sale of select CDN contracts in the fourth quarter of 2023, and (iv) a decrease of $12 million in property and other taxes.

(Gain) Loss on Sale of Business

For a discussion of the (gain) loss on sale of business that we recognized for the three and six months ended June 30, 2023, see Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$466	483	(4)%
Amortization	277	263	5%
Total depreciation and amortization	$743	746	—%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$942	956	(1)%
Amortization	549	523	5%
Total depreciation and amortization	$1,491	1,479	1%

Depreciation expense decreased by $17 million and $14 million for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023 primarily due to a decrease of $16 million and $32 million, respectively, relating to changes in the depreciation lives of fiber network assets and a decrease of $16 million and $20 million, respectively, relating to a net decline in depreciable assets. These decreases were partially offset by (i) a $6 million and $18 million increase, respectively, from accelerated depreciation of CDN assets, (ii) a $6 million and $12 million increase, respectively, relating to changes made at the beginning of 2024 in the method of depreciation from the group method of depreciation to straight line by individual asset method, and (iii) an increase of $8 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 due to decommissioned assets.

Amortization expense increased by $14 million and $26 million for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023. These increases were primarily due to an increase of $18 million and $32 million, respectively, associated with the accelerated amortization of software assets, mostly related to CDN, as well as an increase of $4 million and $17 million, respectively, associated with net increases in amortizable assets. These increases were partially offset by (i) a $4 million and $8 million decrease, respectively, due to a changed method of amortization as discussed in Note 1— Background "— Change in Accounting Estimates", (ii) a $4 million and $8 million decrease, respectively, related to changes in our CDN customer relationships, and (iii) a $7 million decrease for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 due to certain customer relationship intangible assets becoming fully amortized in the second quarter of 2023.

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

We report under two segments: Business and Mass Markets. As of June 30, 2023, we had three reporting units for goodwill impairment testing, which were (i) Mass Markets, (ii) North America Business ("NA Business") and (iii) Asia Pacific region ("APAC").

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

Other Consolidated Results

The following tables summarize our total other income (expense), net and income tax expense:

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(373)	(294)	27%
Net gain on early retirement of debt	3	9	(67)%
Other income (expense), net	194	16	nm
Total other (expense) income, net	$(176)	(269)	(35)%
Income tax expense	$8	46	(83)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(664)	(573)	16%
Net gain on early retirement of debt	278	618	(55)%
Other income (expense), net	267	(24)	nm
Total other (expense) income, net	$(119)	21	nm
Income tax expense	$53	215	(75)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $79 million and $91 million for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. These increases were due to the increase in the average interest rate from (i) 6.01% to 7.74% for the three months ended June 30, 2023 compared to the three months ended June 30, 2024 and (ii) 5.85% to 6.99%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2024. These increases were partially offset by a decrease of approximately $1 billion, in average outstanding long-term debt for both the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023.

Net Gain on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net gain on debt we recognized for the three and six months ended June 30, 2024, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023 for discussion of the 2023 exchange offers that resulted in the net gain on debt recognized for the three months and six months ended June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(37)	(39)	(76)	(78)
Foreign currency (loss) gain	(2)	10	(14)	12
Gain on sale of investment	205	—	205	—
Gain (loss) on investment in limited partnership	(23)	2	(3)	(59)
Transition and separation services	35	37	70	86
Interest income	14	4	72	17
Other	2	2	13	(2)
Total other income, net	$194	16	267	(24)

Income Tax Expense

For the three and six months ended June 30, 2024, our effective income tax rate was (19.5)% and 86.9%, respectively, including an unfavorable impact of interest on our uncertain tax position reserves. For the three and six months ended June 30, 2023, our effective income tax rate was (0.5)% and (2.7)%, respectively, which included a $1.8 billion unfavorable impact of a non-deductible goodwill impairment and a $11 million unfavorable impact as a result of our donating our Monroe, Louisiana campus.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below. The results presented in this section include results of our EMEA business prior to its sale on November 1, 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating revenue
Business	$2,577	2,908	5,168	5,876
Mass Markets	691	753	1,390	1,523
Total operating revenue	$3,268	3,661	6,558	7,399

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net (loss) income	$(49)	(8,736)	8	(8,225)
Income tax expense	8	46	53	215
Total other expense (income), net	176	269	119	(21)
Depreciation and amortization expense	743	746	1,491	1,479
Goodwill impairment	—	8,793	—	8,793
Stock-based compensation (credit) expense	(3)	9	11	23
Total adjusted EBITDA	$875	1,127	1,682	2,264
Business segment adjusted EBITDA	$1,359	1,565	2,714	3,160
Mass Markets segment adjusted EBITDA	363	393	739	807
Other unallocated amounts	(847)	(831)	(1,771)	(1,703)

For additional information on our reportable segments and product and services categories, see Note 3—Revenue Recognition and Note 10—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment Product Categories:
Grow	$1,063	1,144	(7)%
Nurture	751	874	(14)%
Harvest	566	691	(18)%
Other	197	199	(1)%
Total segment revenue	2,577	2,908	(11)%
Expenses:
Total segment expense	1,218	1,343	(9)%
Total segment adjusted EBITDA	$1,359	1,565	(13)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment Product Categories:
Grow	$2,122	2,278	(7)%
Nurture	1,528	1,787	(14)%
Harvest	1,148	1,397	(18)%
Other	370	414	(11)%
Total segment revenue	5,168	5,876	(12)%
Expenses:
Total segment expense	2,454	2,716	(10)%
Total segment adjusted EBITDA	$2,714	3,160	(14)%

Three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023

Business segment revenue decreased $331 million and $708 million for the three and six months ended June 30, 2024 as compared to June 30, 2023. Approximately $164 million and $332 million, for the three and six months ended June 30, 2024, respectively, of these decreases was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. More specifically, within each product category for the three and six months ended June 30, 2024 as compared to the comparable period ended June 30, 2023:

•Grow decreased by $81 million and $156 million, due to a decrease of approximately $81 million and $162 million associated with the sale of the EMEA business. Additionally, for the three and six months ended June 30, 2024, wavelength products declined by $19 million and $35 million. These declines for the three and six months ended June 30, 2024 were partially offset by growth in IP services of $26 million and $61 million;

•Nurture decreased by $123 million and $259 million, approximately $27 million and $54 million of which was attributable to the sale of the EMEA business. The remainder of the declines are principally attributable to declines in traditional VPN services of $64 million and $142 million and declines in Ethernet services of $29 million and $64 million, for the three and six months June 30, 2024 as compared to the comparable periods ended June 30, 2023, respectively;

•Harvest decreased by $125 million and $249 million, approximately $26 million and $50 million of which was attributable to the above-mentioned sale of the EMEA business. The remainder of the decline is principally attributable to a $79 million and $159 million decline in legacy voice and private line services; and

•Other decreased by $2 million and $44 million, approximately $22 million and $51 million of which was attributable to the above-mentioned sale of select CDN contracts, which was partially offset by a $20 million and $32 million increase in managed and professional services.

Business segment expense decreased by $125 million and $262 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023 primarily driven by (i) a decrease of $67 million and $120 million due to the above-mentioned sale of the EMEA business and select CDN contracts, (ii) a $93 million reduction in overall network expense for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, and (iii) a decrease of $39 million in employee-related costs for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Business segment adjusted EBITDA as a percentage of segment revenue was 53% for each of the three and six months ended June 30, 2024, and 54% for each of the three and six months ended June 30, 2023.

Mass Markets Segment

	Three Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$181	158	15%
Other Broadband	298	355	(16)%
Voice and Other	212	240	(12)%
Total segment revenue	691	753	(8)%
Expenses:
Total segment expense	328	360	(9)%
Total segment adjusted EBITDA	$363	393	(8)%

	Six Months Ended June 30,		% Change
	2024	2023
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$351	310	13%
Other Broadband	613	724	(15)%
Voice and Other	426	489	(13)%
Total segment revenue	1,390	1,523	(9)%
Expenses:
Total segment expense	651	716	(9)%
Total segment adjusted EBITDA	$739	807	(8)%

Three and six months ended June 30, 2024 compared to the same periods ended June 30, 2023

Mass Markets segment revenue decreased $62 million and $133 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. More specifically, within each product category:

•Fiber Broadband revenue increased $23 million and $41 million, primarily driven by growth in the number of fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased $57 million and $111 million, primarily due to fewer customers for our lower speed copper-based broadband services;

•Voice and Other decreased $28 million and $63 million, principally due to the continued loss of copper-based voice customers.

Mass Markets segment expense decreased $32 million and $65 million for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023 primarily driven by a decrease of $16 million and $29 million in professional fees, a decrease of $20 million and $27 million in employee costs, and an increase of $6 million and $20 million in capitalized expenses related to our Quantum Fiber buildout. These drivers were partially offset by an increase of $10 million and $21 million in marketing and advertising expense.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 53% for both the three and six months ended June 30, 2024, respectively, and 52% and 53% for the three and six months ended June 30, 2023, respectively.

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

At June 30, 2024, we held cash and cash equivalents of $1.5 billion. As of June 30, 2024 we had $739 million of borrowing capacity available under our approximately $1.0 billion of revolving credit facilities, net of undrawn letters of credit issued to us thereunder. We typically use our revolving credit facilities as a source of liquidity for operating activities and our other cash requirements. We had approximately $56 million of cash and cash equivalents outside the United States at June 30, 2024. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes. We do not currently intend to repatriate to the United States any of our foreign cash and cash equivalents from operating entities.

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

Based on our current capital allocation objectives, for the full year 2024 we project approximately $3.1 billion to $3.3 billion of capital expenditures.

For the 12 month period ending June 30, 2025, we project that our fixed commitments will include (i) $66 million of scheduled term loan amortization payments, (ii) $35 million of finance lease and other fixed payments and (iii) $91 million of debt maturities.

We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our executive officers and our Board of Directors. We may also draw on our revolving credit facilities as a source of liquidity for operating activities and to give us additional flexibility to finance our capital investments, payments of debt, pension contributions and other cash requirements.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Impact of Recent Divestitures

As discussed in Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, we sold our Latin American, ILEC and EMEA Businesses on August 1, 2022, October 3, 2022 and November 1, 2023, respectively. Those transactions provided us with a substantial amount of cash proceeds but have also reduced our base of income-generating assets that generate our recurring cash from operating activities. For a discussion of the impact of our divestitures upon our federal income taxes, see "Liquidity and Capital Resources–Federal Income Tax Obligations.”

In the fourth quarter of 2023, we sold substantially all of our content delivery network service contracts. In the second quarter of 2024, we sold our non-controlling interest in an investment in exchange for $250 million of pre-tax cash proceeds.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks and compete effectively in our markets. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of our capital investment is influenced by, among other things, current and projected demand for our services and products, our network requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as governmentally-mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

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

Debt Instruments and Financing Arrangements

Debt Instruments

On March 22, 2024, Lumen completed the TSA Transactions with a group of Consenting Debtholders representing over $15 billion of Lumen's outstanding consolidated long-term debt to, among other things, extend maturities of the debt instruments of Lumen and Level 3 Financing, Inc. and provide access to approximately $1.0 billion of new Lumen revolving credit facilities maturing in 2028 to replace Lumen's former $2.2 billion revolving credit facility. In addition, Level 3 Financing, Inc. privately placed $1.575 billion aggregate principal amount of newly-issued first lien notes. For more information, see Note 5 to the financial statements included in Item 1 Part I of this report.

At June 30, 2024, we had:

•$13.0 billion of outstanding consolidated secured indebtedness;

•$6.1 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net, and (iii) unamortized debt issuance costs); and

•approximately $739 million of unused borrowing capacity under our revolving credit facilities, as discussed further below.

Under its credit agreements dated March 22, 2024, Lumen maintained at June 30, 2024 (i) approximately $1.0 billion of superpriority revolving credit facilities, under which it owed none as of such date and had approximately $217 million of letters of credit issued and undrawn as of such date, and (ii) approximately $3.6 billion of drawn superpriority term loan facilities. Under its credit agreement dated March 22, 2024, Level 3 Financing, Inc. maintained at June 30, 2024, $2.4 billion of drawn secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

At June 30, 2024, we had $221 million undrawn letters of credit outstanding, $217 million of which were issued under our revolving credit facilities, $2 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility and $2 million of which were issued under a separate facility maintained by one of our subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other, net under Goodwill and Other Assets).

In addition to indebtedness under their March 22, 2024 credit agreements, Lumen and Level 3 Financing, Inc. are indebted under their respective outstanding senior notes, and certain of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

For additional information on the terms and conditions of our debt instruments, including financial and operating covenants, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) "—Other Matters" below, and (iii) our Current Report on Form 8-K dated March 22, 2024.

Future Financings

Subject to market conditions, we plan to continue to issue debt securities from time to time to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent permitted under our debt covenants and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

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

Potential Transactions Impacting Liquidity

Subsequent to the end of the second quarter 2024, we announced that we recently sold $5 billion in new Private Connectivity FabricSM solutions. The majority of cash from these agreements is expected to be received over the next 3 to 4 years. We will incur certain material expenditures in connection with these custom network agreements, and the majority of such expenditures are also expected to be made over the next 3 to 4 years. The payments we actually make and receive may vary materially from what we expect and will depend, among other things, on the timing of our delivery and installation of the services.

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt and Credit Facilities for additional information.

Federal Income Tax Obligations

As of December 31, 2023, Lumen Technologies had approximately $800 million of federal net operating loss carryforwards ("NOLs") which, for U.S. federal income tax purposes, may be used to offset future taxable income. These NOLs are primarily related to federal NOLs we acquired through the Level 3 acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). We maintain a Section 382 rights agreement designed to safeguard through late 2026 our ability to use those NOLs. We utilized a substantial portion of our previously available NOLs to offset taxable gains generated by the completion of our 2022 divestitures. We expect to use substantially all of our remaining NOLs in future periods in accordance with Section 382's annual limitations, although we cannot assure this. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. For these reasons, we anticipate that our cash income tax liability will increase in future periods.

In January 2024, we received a federal income tax cash refund of $729 million, including interest. The amounts of our near-term future tax payments will depend upon many factors, including our future earnings and tax circumstances and the impact of any potential corporate tax reform legislation or taxable transactions.

In August 2022, the Inflation Reduction Act was signed into law, which, among other things, implemented a corporate alternative minimum tax (“CAMT”) on adjusted financial statement income effective for tax periods occurring after December 31, 2022. The CAMT had no material impact on our financial results as of December 31, 2023. In addition, the Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15% intended to be effective on January 1, 2024. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation, some of which are effective for tax periods after December 31, 2023. While the global minimum tax will increase our administrative and compliance burdens, we expect that it will have an immaterial impact on our financial statements for the tax period ending December 31, 2024.

Stock Repurchases

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock (the "November 2022 stock repurchase program"). During the six months ended June 30, 2024, we did not repurchase any shares of our outstanding common stock under this program. As of June 30, 2024, we are authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program. We currently do not plan to purchase any shares of our outstanding common stock under this program.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2023, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $769 million and $1.9 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023; also see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

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

For 2024, our expected annual long-term rate of return on the pension plan assets is 6.5%. However, actual returns, if any, could be substantially different.

See Note 7—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report for more information.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

Federal Broadband Support Programs

In January 2020, the FCC created the Rural Digital Opportunity Fund (“RDOF”) program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. We were awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022. We received approximately $17 million in annual RDOF Phase I support payments during 2023 and expect to receive this same amount each year thereafter during the program period.

For additional information on these programs, see (i) Note 4—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, (ii) "Business—Regulation of Our Business" in Item 1 of Part I of the same Annual Report and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report.

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

On April 25, 2024, the FCC adopted “net neutrality” rules regulating broadband internet services as “telecommunications services” in a manner comparable to rules in effect between 2015 and 2018. It is unclear if currently pending legal challenges of these rules will succeed. If the rules withstand these challenges, it is also unclear how the FCC will implement and enforce them. We remain committed to providing open and robust broadband services to all our customers regardless of the applicable regulatory regime. Nonetheless, it is possible that implementation of these new rules could impact our operational, legal and compliance costs.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$1,613	495	1,118
Net cash used in investing activities	(1,194)	(1,405)	(211)
Net cash (used in) provided by financing activities	(1,160)	72	1,232

Operating Activities

Net cash provided by operating activities increased by $1.1 billion for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to our federal income tax cash refund of $729 million, including interest, received in first quarter of 2024. This increase was partially offset by a decrease in net income adjusted for non-cash expenses and gains, partly as a result of the sale of our EMEA business in late 2023. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $211 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the gross proceeds from the sale of an investment.

Financing Activities

Net cash (used in) provided by financing activities changed by $1.2 billion for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the payments of long-term debt and associated costs and fees, partially offset by proceeds from issuance of long-term debt.

See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters

We have cash management and loan arrangements with a majority of our income-generating subsidiaries, in which a substantial portion of the aggregate cash of those subsidiaries is periodically advanced or loaned to us or our service company affiliate. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these arrangements. In accordance with generally accepted accounting principles, these arrangements are reflected in the balance sheets of our subsidiaries but are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see "Risk Factors" in Item 1A of Part II of this report.

Our network includes some residual lead-sheathed copper cables installed years ago. These lead-sheathed cables constitute a small portion of our network. Due to media coverage over the past year of potential health and environmental risks associated with these cables, we anticipate incurring certain investigative costs. We also may incur other costs from related proceedings, including litigation, regulatory initiatives, and remediation. As June 30, 2024, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 11—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures incorporated by reference herein under “Risk Factors” in Item 1A of Part II of this report.

We are also involved in various legal proceedings that could substantially impact our financial position. See Note 11—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of June 30, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of June 30, 2024, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of June 30, 2024, we had approximately $6.1 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our $6.1 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $61 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of June 30, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosures in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 and as further supplemented below:

We have a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and various of its subsidiaries owe substantial sums pursuant to various debt and financing arrangements, certain of which are guaranteed by other principal subsidiaries. Over two-thirds of the debt of Lumen Technologies, Inc. is guaranteed by certain of its principal domestic subsidiaries, some of which have pledged substantially all of their assets (including certain of their respective subsidiaries) to secure their guarantees. The remainder of the debt of Lumen Technologies, Inc. is neither guaranteed nor secured. Over three-quarters of the debt of Level 3 Financing, Inc. is (i) secured by a pledge of substantially all of its assets and (ii) guaranteed on a secured basis by certain of its affiliates. The remainder of the debt of Level 3 Financing, Inc. is not secured by any of its assets, but is guaranteed on an unsecured basis by certain of its affiliates. As of the date of this quarterly report, substantial amounts of debt are also owed by two direct or indirect subsidiaries of Qwest Communications International, Inc. Most of the over 200 subsidiaries of Lumen Technologies, Inc. have neither borrowed money nor guaranteed any of the debt of Lumen Technologies, Inc. or its affiliates. As such, investors in our consolidated debt instruments should be aware that (i) determining the priority of their rights as creditors is a complex matter which is substantially dependent upon the assets and earning power of the entities that issued or guaranteed (if any) the applicable debt and (ii) such debt is structurally subordinated to all liabilities of the non-guarantor subsidiaries of Lumen Technologies, Inc. to the extent of the value of those subsidiaries that are obligors.

As previously disclosed in the periodic reports for our subsidiaries Level 3 Parent, LLC and Qwest Corporation, Lumen Technologies, Inc. also enters into debt arrangements with its subsidiaries from time to time. Any such intercompany transactions with its consolidated subsidiaries are eliminated in accordance with GAAP. For instance, at June 30, 2024, Lumen Technologies, Inc. owed approximately $2.7 billion to Level 3 Financing, Inc., (i) $1.2 billion of which was owed under a secured $1.2 billion revolving loan agreement and (ii) $1.5 billion of which was owed under an unsecured $1.825 billion revolving loan agreement. Qwest Corporation is also currently permitted to borrow up to $2.0 billion from a subsidiary of Lumen Technologies, Inc. under a revolving promissory note, but no amounts were outstanding thereunder at June 30, 2024. Lumen Technologies, Inc.’s debt arrangements with its subsidiaries may be revised from time to time, including to increase or decrease the amount thereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended June 30, 2024, we did not repurchase any shares of our outstanding common stock under this program. For additional information, see Note 13—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2024 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Apr-24	114,508	$1.34
May-24	76,806	$1.26
Jun-24	86,745	$1.27
Total	278,059

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
10.1
2024 Equity Incentive Plan of Lumen Technologies, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-279467) filed with the U.S. Securities and Exchange Commission on May 16, 2024).

10.2*	Form of Change of Control Agreement between Registrant and its non-CEO California-based executive officers.
31.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Senior Vice President, Controller (Principal Accounting Officer)