Form 10-Q
period 2024-09-30
Lumen Technologies, Inc.
filed 2024-11-05
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On October 31, 2024, there were 1,014,812,246 shares of common stock outstanding.

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

•statements concerning our completed, pending or proposed transactions, investments, product development, transformation plans, participation in government programs, Private Connectivity FabricSM and Quantum Fiber initiatives, deleveraging plans, and other initiatives, including benefits or costs associated therewith;

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

•our ability to successfully and timely monetize our network related assets through leases, commercial service arrangements or similar transactions (including as part of our Private Connectivity FabricSM solutions), including the possibility that the benefits of these initiatives may be less than anticipated, that the costs thereof may be more than anticipated or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

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

•the negative impact of increases in the costs of our pension, healthcare, post-employment or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics or regulations;

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

•our ability to attain the anticipated benefits of our March 22, 2024 and September 24, 2024 debt transactions;

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

•our ability to continue to use intellectual property used to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, trade, pension, healthcare or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,221	3,641	9,779	11,040
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,692	1,850	4,997	5,407
Selling, general and administrative	696	791	2,261	2,302
Net loss on sale of business	—	22	17	112
Depreciation and amortization	707	755	2,198	2,234
Goodwill impairment	—	—	—	8,793
Total operating expenses	3,095	3,418	9,473	18,848
OPERATING INCOME (LOSS)	126	223	306	(7,808)
OTHER (EXPENSE) INCOME
Interest expense	(351)	(295)	(1,015)	(868)
Net (loss) gain on early retirement of debt (Note 5)	(1)	—	277	618
Other income (expense), net	54	(13)	321	(37)
Total other expense, net	(298)	(308)	(417)	(287)
LOSS BEFORE INCOME TAXES	(172)	(85)	(111)	(8,095)
Income tax (benefit) expense	(24)	(7)	29	208
NET LOSS	(148)	(78)	(140)	(8,303)
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC	$(0.15)	(0.08)	(0.14)	(8.45)
DILUTED	$(0.15)	(0.08)	(0.14)	(8.45)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	988,794	983,550	986,963	982,853
DILUTED	988,794	983,550	986,963	982,853
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
NET LOSS	$(148)	(78)	(140)	(8,303)
OTHER COMPREHENSIVE INCOME (LOSS):
Items related to employee benefit plans:
Change in net actuarial loss, net of $(6), $(6), $(17) and $(16) tax	18	16	52	47
Change in net prior service cost, net of $1, $1, $3 and $3 tax	(3)	(3)	(8)	(8)
Foreign currency translation adjustment, net of $—, $5, $— and $(3) tax	5	(17)	—	3
Other comprehensive income (loss)	20	(4)	44	42
COMPREHENSIVE LOSS	$(128)	(82)	(96)	(8,261)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,640	2,234
Accounts receivable, less allowance of $60 and $67	1,225	1,318
Other	871	1,223
Total current assets	4,736	4,775
Property, plant and equipment, net of accumulated depreciation of $22,525 and $21,318	20,344	19,758
GOODWILL AND OTHER ASSETS
Goodwill	1,964	1,964
Other intangible assets, net	4,967	5,470
Other, net	1,978	2,051
Total goodwill and other assets	8,909	9,485
TOTAL ASSETS	$33,989	34,018
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$415	157
Accounts payable	905	1,134
Accrued expenses and other liabilities
Salaries and benefits	700	696
Income and other taxes	434	251
Current operating lease liabilities	263	268
Interest	236	168
Other	179	213
Current portion of deferred revenue	808	647
Total current liabilities	3,940	3,534
LONG-TERM DEBT	18,142	19,831
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,138	3,127
Benefit plan obligations, net	2,249	2,490
Deferred revenue	3,541	1,969
Other	2,637	2,650
Total deferred credits and other liabilities	11,565	10,236
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, $1.00 par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,014,850 and 1,008,486 shares	1,015	1,008
Additional paid-in capital	18,140	18,126
Accumulated other comprehensive loss	(766)	(810)
Accumulated deficit	(18,047)	(17,907)
Total stockholders' equity	342	417
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,989	34,018
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(140)	(8,303)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,198	2,234
Net loss on sale of business	17	112
Goodwill impairment	—	8,793
Deferred income taxes	(6)	38
Provision for uncollectible accounts	54	77
Net gain on early retirement of debt	(277)	(618)
Debt modification costs and related fees	(80)	—
Gain on sale of investment	(205)	—
Unrealized loss on investments	10	96
Stock-based compensation	21	39
Changes in current assets and liabilities:
Accounts receivable	39	3
Accounts payable	(212)	(147)
Accrued income and other taxes	440	(996)
Other current assets and liabilities, net	264	(196)
Retirement benefits	(185)	(9)
Change in deferred revenue	1,572	161
Changes in other noncurrent assets and liabilities, net	185	33
Other, net	(50)	59
Net cash provided by operating activities	3,645	1,376
INVESTING ACTIVITIES
Capital expenditures	(2,316)	(2,279)
Proceeds from sale of business	15	3
Proceeds from sale of property, plant and equipment, and other assets	283	35
Other, net	19	9
Net cash used in investing activities	(1,999)	(2,232)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,325	—
Payments of long-term debt	(2,069)	(145)
Net (payments) proceeds on revolving line of credit	(200)	75
Dividends paid	(3)	(10)
Debt issuance and extinguishment costs and related fees	(282)	(14)
Other, net	(12)	(7)
Net cash used in financing activities	(1,241)	(101)
Net increase (decrease) in cash, cash equivalents and restricted cash	405	(957)
Cash, cash equivalents and restricted cash at beginning of period	2,248	1,307
Cash, cash equivalents and restricted cash at end of period	$2,653	350
Supplemental cash flow information:
Income taxes refunded (paid), net	$425	(1,289)
Interest paid (net of capitalized interest of $130 and $75)	$(877)	(886)
Supplemental noncash information regarding financing activities:
Cancellation of senior unsecured notes as part of exchange offers (Note 5)	$—	(1,554)
Issuance of senior secured notes as part of exchange offers (Note 5)	$—	924
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,640	311
Cash and cash equivalents and restricted cash included in Assets held for sale	—	28
Restricted cash included in Other current assets	2	—
Restricted cash included in Other, net noncurrent assets	11	11
Total	$2,653	350
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$1,016	1,008	1,008	1,002
Net issuance of common stock through incentive and benefit plans	(1)	1	7	7
Other	—	(1)	—	(1)
Balance at end of period	1,015	1,008	1,015	1,008
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	18,135	18,100	18,126	18,080
Shares withheld to satisfy tax withholdings	(4)	(1)	(5)	(5)
Stock-based compensation	10	16	21	39
Other	(1)	2	(2)	3
Balance at end of period	18,140	18,117	18,140	18,117
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(786)	(1,053)	(810)	(1,099)
Other comprehensive income (loss)	20	(4)	44	42
Balance at end of period	(766)	(1,057)	(766)	(1,057)
ACCUMULATED DEFICIT
Balance at beginning of period	(17,899)	(15,834)	(17,907)	(7,609)
Net loss	(148)	(78)	(140)	(8,303)
Balance at end of period	(18,047)	(15,912)	(18,047)	(15,912)
TOTAL STOCKHOLDERS' EQUITY	$342	2,156	342	2,156
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1— Background

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

During 2023, we identified errors in our previously reported consolidated financial statements related to accounts receivable and accounts payable which resulted in revisions to certain line items on our December 31, 2022 consolidated balance sheet. We recorded an increase to our accumulated deficit by $63 million, reflected in our January 1, 2023 and September 30, 2023 accumulated deficit in our consolidated statements of stockholders' equity in this report. Refer to Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

Operating lease assets are included in Other, net under Goodwill and Other Assets on our consolidated balance sheets. Noncurrent operating lease liabilities are included in Other under Deferred Credits and Other Liabilities on our consolidated balance sheets.

There was an immaterial amount of book overdrafts included in Accounts payable at September 30, 2024 and none at December 31, 2023.

Change in Accounting Estimates

Effective January 1, 2024, we changed our method of depreciation and amortization for ILEC and certain competitive local exchange carriers ("CLEC") fixed assets from the group method of depreciation to straight line by individual asset method. Historically, we have used the group method of depreciation for the property, plant and equipment and amortization of certain intangible capitalized software assets of our ILECs and certain CLECs. Under the group method, all like kind assets for each subsidiary were combined into common pools and depreciated under composite depreciation rates. Recent business divestitures and asset sales have significantly reduced our composite asset base. We believe the straight-line depreciation method for individual assets is preferable to the group method as it will result in a more precise estimate of depreciation expense and will result in a consistent depreciation method for all our subsidiaries. This change in the method of depreciation is considered a change in accounting estimate inseparable from a change in accounting principle and has resulted solely in prospective changes to our depreciation and amortization expense. This change in accounting estimate had an immaterial impact to our net (loss) income and diluted (loss) earnings per share for the three and nine months ended September 30, 2024.

Additionally, during the first quarter of 2024, we updated our analysis of economic lives of owned fiber network assets. As of January 1, 2024, we extended the estimated economic life and depreciation period of such assets from 25 years to 30 years to better reflect the physical life of the assets that we have experienced and absence of technological changes that would replace fiber. The change in accounting estimate decreased depreciation expense by approximately $16 million, $12 million net of tax, and $48 million, $36 million net of tax, for the three and nine months ended September 30, 2024, respectively, and resulted in an increase of $0.01 and $0.03, respectively, per diluted share for the three and nine months ended September 30, 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). This ASU requires public business entities to annually (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will become effective for us in fiscal year 2025 and early adoption is permitted. As of September 30, 2024, we have not early adopted this ASU and are currently evaluating its impact on our consolidated financial statements, including our annual disclosure within our Income Taxes note.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU will become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. As of September 30, 2024, we have not early adopted this ASU. We anticipate adopting this ASU for the year ended December 31, 2024 and expect the Segment Information footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 will align with the standard. We do not anticipate that this standard will affect our operating results.

Note 2—Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Goodwill	$1,964	1,964
Indefinite-lived intangible assets	$9	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,361 and $4,248(1)	3,346	3,811
Capitalized software, less accumulated amortization of $4,112 and $4,045(1)	1,536	1,564
Trade names, patents and other, less accumulated amortization of $82 and $72	76	86
Total other intangible assets, net	$4,967	5,470
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $352 million and capitalized software with a gross carrying value of $153 million became fully amortized during 2023 and were retired during the first quarter of 2024.

As of September 30, 2024 and December 31, 2023, the gross carrying amount of goodwill, customer relationships, indefinite-lived and other intangible assets was $15.5 billion and $15.8 billion, respectively.

Our goodwill was derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. We report our results within two segments: Business and Mass Markets. See Note 10—Segment Information for more information on these segments. We assigned no goodwill to our Business segment as of September 30, 2024 and December 31, 2023. We assigned approximately $2.0 billion of goodwill to our Mass Markets segment as of both September 30, 2024 and December 31, 2023. Total goodwill as of both September 30, 2024 and December 31, 2023 was net of accumulated impairment losses of $21.7 billion.

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

As of September 30, 2024, we had three reporting units, which are (i) Mass Markets, (ii) North American Business ("NA Business") and (iii) Asia Pacific region ("APAC"). Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are deployed in and relate to the operations of multiple reporting units. When we assess goodwill for impairment, we compare the estimated fair value of each reporting unit's equity to the carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

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

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2024 and 2023 totaled $253 million and $271 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $802 million and $794 million, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2024 (remaining three months)	$238
2025	901
2026	848
2027	760
2028	690
2029 and thereafter	1,521
Total finite-lived intangible assets future amortization expense	$4,958

Note 3—Revenue Recognition

Product and Service Categories

We categorize our products and services revenue among the following categories for the Business segment:

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our conduit, dark fiber, Edge Cloud, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

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

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$436	(73)	363	429	(48)	381
Nurture	253	—	253	297	—	297
Harvest	106	—	106	131	—	131
Other	44	—	44	57	(3)	54
Total Large Enterprise Revenue	839	(73)	766	914	(51)	863
Mid-Market Enterprise
Grow	211	(6)	205	201	(6)	195
Nurture	167	—	167	203	—	203
Harvest	83	(1)	82	93	(1)	92
Other	10	(4)	6	9	(1)	8
Total Mid-Market Enterprise Revenue	471	(11)	460	506	(8)	498
Public Sector
Grow	131	(21)	110	118	(22)	96
Nurture	87	—	87	98	—	98
Harvest	86	(1)	85	96	—	96
Other	123	—	123	133	—	133
Total Public Sector Revenue	427	(22)	405	445	(22)	423
Wholesale
Grow	259	(73)	186	256	(61)	195
Nurture	183	(6)	177	206	(5)	201
Harvest	261	(35)	226	312	(42)	270
Other	3	—	3	2	—	2
Total Wholesale Revenue	706	(114)	592	776	(108)	668
International and Other
Grow	39	(1)	38	127	(29)	98
Nurture	39	—	39	70	—	70
Harvest	13	—	13	30	—	30
Other	2	—	2	37	—	37
Total International and Other	93	(1)	92	264	(29)	235
Business Segment by Product Category
Grow	1,076	(174)	902	1,131	(166)	965
Nurture	729	(6)	723	874	(5)	869
Harvest	549	(37)	512	662	(43)	619
Other	182	(4)	178	238	(4)	234
Total Business Segment Revenue	2,536	(221)	2,315	2,905	(218)	2,687
Mass Markets Segment by Product Category
Fiber Broadband	190	(3)	187	163	(4)	159
Other Broadband	282	(25)	257	341	(31)	310
Voice and Other	213	(5)	208	232	(9)	223
Total Mass Markets Revenue	685	(33)	652	736	(44)	692
Total Revenue	$3,221	(254)	2,967	3,641	(262)	3,379

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$1,287	(183)	1,104	1,278	(145)	1,133
Nurture	779	—	779	890	—	890
Harvest	337	—	337	403	—	403
Other	131	(1)	130	153	(5)	148
Total Large Enterprise Revenue	2,534	(184)	2,350	2,724	(150)	2,574
Mid-Market Enterprise
Grow	628	(19)	609	601	(21)	580
Nurture	533	—	533	632	—	632
Harvest	248	(3)	245	283	(3)	280
Other	26	(5)	21	27	(4)	23
Total Mid-Market Enterprise Revenue	1,435	(27)	1,408	1,543	(28)	1,515
Public Sector
Grow	383	(62)	321	354	(60)	294
Nurture	262	—	262	298	—	298
Harvest	272	(3)	269	290	—	290
Other	378	—	378	350	—	350
Total Public Sector Revenue	1,295	(65)	1,230	1,292	(60)	1,232
Wholesale
Grow	783	(211)	572	792	(194)	598
Nurture	562	(20)	542	627	(19)	608
Harvest	807	(110)	697	974	(129)	845
Other	7	—	7	9	—	9
Total Wholesale Revenue	2,159	(341)	1,818	2,402	(342)	2,060
International and Other
Grow	117	(3)	114	384	(89)	295
Nurture	121	—	121	214	—	214
Harvest	33	—	33	109	—	109
Other	10	—	10	113	—	113
Total International and Other	281	(3)	278	820	(89)	731
Business Segment by Product Category
Grow	3,198	(478)	2,720	3,409	(509)	2,900
Nurture	2,257	(20)	2,237	2,661	(19)	2,642
Harvest	1,697	(116)	1,581	2,059	(132)	1,927
Other	552	(6)	546	652	(9)	643
Total Business Segment Revenue	7,704	(620)	7,084	8,781	(669)	8,112
Mass Markets Segment by Product Category
Fiber Broadband	541	(10)	531	473	(12)	461
Other Broadband	895	(80)	815	1,065	(96)	969
Voice and Other	639	(23)	616	721	(27)	694
Total Mass Markets Revenue	2,075	(113)	1,962	2,259	(135)	2,124
Total Revenue	$9,779	(733)	9,046	11,040	(804)	10,236

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

For the three months ended September 30, 2024 and 2023, our gross rental revenue was $250 million and $254 million, respectively, which represented approximately 8% and 7%, respectively, of our operating revenue for the three months ended September 30, 2024 and 2023. For the nine months ended September 30, 2024 and 2023, our gross rental revenue was $711 million and $780 million, respectively, which represented approximately 7% of our operating revenue for both the nine months ended September 30, 2024 and 2023.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale, as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Customer receivables, less allowance of $53 and $60	$1,193	1,256
Contract assets	21	29
Contract liabilities	741	698

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three and nine months ended September 30, 2024, we recognized $47 million and $390 million, respectively, of revenue that was included in contract liabilities of $698 million as of January 1, 2024. During the three and nine months ended September 30, 2023, we recognized $44 million and $391 million, respectively, of revenue that was included in contract liabilities of $715 million as of January 1, 2023, including contract liabilities that were classified as held for sale.

Performance Obligations

As of September 30, 2024, we expect to recognize approximately $6.7 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2024, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2024, 2025 and thereafter was $934 million, $2.5 billion and $3.3 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$185	204	183	186
Costs incurred	36	41	31	41
Amortization	(32)	(36)	(37)	(35)
End of period balance(3)	$189	209	177	192

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(2)	$182	184	202	192
Costs incurred	104	126	96	120
Amortization	(97)	(101)	(117)	(106)
Change in contract costs held for sale	—	—	(4)	(14)
End of period balance(3)	$189	209	177	192
______________________________________________________________________
(1)Beginning of period balance for the three months ended September 30, 2023 excludes $10 million of acquisition costs and $14 million fulfillment costs classified as held for sale related to the EMEA business.
(2)Beginning of period balance for the nine months ended September 30, 2023 excludes $6 million of acquisition costs and no fulfillment costs classified as held for sale related to the EMEA business.
(3)End of period balance for the three and nine months ended September 30, 2023 excludes $10 million of acquisition costs and $14 million of fulfillment costs classified as held for sale related to the EMEA business.

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

Note 4—Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio for the nine months ended September 30, 2024:

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023	$36	31	67
Provision for expected losses	19	35	54
Write-offs charged against the allowance	(26)	(43)	(69)
Recoveries collected	5	3	8
Ending balance at September 30, 2024	$34	26	60

Note 5—Long-Term Debt and Credit Facilities

At September 30, 2024, most of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

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

The following tables reflect the consolidated long-term debt of Lumen Technologies and its subsidiaries as of the dates indicated below, including unamortized discounts and premiums and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	September 30, 2024	December 31, 2023
			(Dollars in millions)
Secured Senior Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	SOFR + 6.00%	2028	362	—
Term Loan B-1(4)	SOFR + 2.35%	2029	1,610	—
Term Loan B-2(4)	SOFR + 2.35%	2030	1,610	—
Term Loan B(5)	SOFR + 2.25%	2027	57	3,891
Other Facilities(6)	SOFR + 2.00%	2025	—	1,399
Superpriority Notes	4.125% - 10.000%	2029 - 2032	1,247	—
Former Parent Secured Notes	4.000%	2027	—	1,250
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-1(7)	SOFR + 6.56%	2029	1,199	—
Term Loan B-2(7)	SOFR + 6.56%	2030	1,199	—
Former Level 3 Facility(8)	SOFR + 1.75%	2027	12	2,411
First Lien Notes(9)	10.500% - 11.000%	2029 - 2030	3,846	925
Second Lien Notes	3.875% - 10.000%	2029 - 2032	2,579	—
Former Level 3 Senior Notes	3.400% - 3.875%	2027 - 2029	—	1,500
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes(10)	4.000% - 7.650%	2025 - 2042	1,539	2,143
Subsidiaries:
Level 3 Financing, Inc.
Senior notes(11)	3.400% - 4.625%	2027 - 2029	1,508	3,940
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,974	1,986
Term loan(12)	SOFR + 2.50%	2027	—	215
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations	Various	Various	263	285
Unamortized discounts, net			(412)	(4)
Unamortized debt issuance costs			(228)	(145)
Total long-term debt			18,557	19,988
Less current maturities			(415)	(157)
Long-term debt, excluding current maturities			$18,142	19,831

______________________________________________________________________
(1)As of September 30, 2024. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)As discussed further below in this Note, the debt listed under the caption “Senior Secured Debt” is either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both. As discussed further in footnotes 10 and 11, we reclassified in the table above certain notes that were guaranteed, secured, or both prior to the Effective Date (as defined below) from “secured” to “unsecured” in light of amendments that released such security interests.
(3)Term Loan A had an interest rate of 11.247% as of September 30, 2024.
(4)Term Loan B-1 and B-2 each had an interest rate of 7.742% as of September 30, 2024.
(5)Term Loan B had an interest rate of 7.611% and 7.720% as of September 30, 2024 and December 31, 2023, respectively.
(6)Reflects revolving credit facility and term loan A and A-1 debt issued under the Former Parent Facilities, which had interest rates of 7.464% and 7.470%, respectively, as of December 31, 2023.
(7)The Level 3 Term Loan B-1 and B-2 each had an interest rate of 11.838% as of September 30, 2024.
(8)Reflects Level 3 Tranche B 2027 Term Loan issued under the Former Level 3 Facility, which had an interest rate of 7.111% and 7.220% as of September 30, 2024 and December 31, 2023, respectively.
(9)Includes Level 3's 10.500% Senior Secured Notes due 2030 issued in early 2023, the terms of which have been amended to be consistent with Level 3's first lien notes issued on March 22, 2024.
(10)The total amount of these notes at September 30, 2024 includes the remaining aggregate principal amount due under the Former Parent Secured Notes, the terms of which were amended on March 22, 2024 to release the guarantees of such debt that could be released in accordance with their indentures and the security interests relating thereto.
(11)The total amount for these notes at September 30, 2024 includes the remaining aggregate principal amount due under the Former Level 3 Secured Notes, the terms of which were amended on March 22, 2024 to release the security interests relating thereto.
(12)The Qwest Corporation Term Loan had an interest rate of 7.970% as of December 31, 2023.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2024 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years.

(Dollars in millions)
2024 (remaining three months)	$23
2025	448
2026	101
2027	302
2028	1,080
2029 and thereafter	17,243
Total long-term debt	$19,197

Impact of Recent Debt Transactions

Exchange Offers

Pursuant to exchange offers that commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024:

•Lumen Technologies issued approximately $438 million aggregate principal amount of its newly-issued 10.000% Secured Notes due 2032 (the "New Lumen Notes") and paid approximately $14 million cash (excluding accrued and unpaid interest payable with respect to the exchange) in exchange for approximately $491 million aggregate principal amount of four series of its outstanding senior unsecured notes, maturing between 2026 and 2029 (which were concurrently cancelled), and

•Level 3 Financing issued approximately $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled).

These transactions reduced the aggregate principal amount of Lumen's consolidated indebtedness by approximately $60 million.

Consistent with FASB ASC Topic 470 Debt, (“ASC 470”), the Company is required to analyze whether the Exchange Offers constituted (i) an extinguishment of debt which requires borrowers to record a gain or loss for the difference between the net carrying value of the old derecognized debt and the fair value of the new debt, or (ii) a debt modification, which results in no gain or loss and requires borrowers to establish a new effective interest rate based on the carrying value of the debt and revised cash flow. The Company has determined that the Exchange Offers constituted a debt modification consistent with ASC 470 and recorded no gain or loss. In conjunction with the Exchange Offers we recorded $14 million of fees to Selling, general and administrative expense in our consolidated statements of operations for the three and nine months ended September 30, 2024.

The following table sets forth the aggregate principal amount of each series of senior unsecured notes of Lumen and Level 3 Financing exchanged and retired on September 24, 2024 in connection with the Exchange Offers:

Debt	Aggregate Principal Amount (in millions)
Lumen Technologies, Inc.
5.125% senior notes due 2026	$137
4.000% senior secured notes due 2027 (unsecured)	188
6.875% debentures, series G, due 2028	80
4.500% senior notes due 2029	86
Level 3 Financing, Inc.
3.400% senior secured notes due 2027 (unsecured)	77
4.625% senior notes due 2027	280
Total	$848

TSA Transactions

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

The following table sets forth the aggregate principal amount of each of Lumen's consolidated debt arrangements that were partially or fully paid in exchange for cash or newly-issued debt during the first quarter of 2024 in connection with the TSA Transactions:

	Aggregate Principal Amount (in millions)
Debt	Repaid	Exchanged
Lumen Technologies, Inc.
Term Loan A	$933	—
Term Loan A-1	266	—
Term Loan B	575	3,259
5.125% Senior Notes due 2026	116	147
4.000% Senior Notes due 2027	153	865
Level 3 Financing, Inc.
Term Loan B	—	2,398
3.400% Senior Notes due 2027	—	668
3.875% Senior Notes due 2029	—	678
4.625% Senior Notes due 2027	—	606
4.250% Senior Notes due 2028	—	712
3.625% Senior Notes due 2029	—	458
3.750% Senior Notes due 2029	—	453
Qwest Corporation
Senior Term B Loan	215	—
Total	$2,258	10,244

The following table sets forth the aggregate principal balance as of September 30, 2024 of the debt issued by Lumen or Level 3 Financing in connection with the TSA Transactions:

New Debt Issuances(1)	Aggregate Principal Amount as of September 30, 2024 (in millions)
Lumen Technologies, Inc.
Term Loan A(2)	$362
Term Loan B-1(2)	1,610
Term Loan B-2(2)	1,610
4.125% Superpriority Notes due 2029-2030	808
Level 3 Financing, Inc.
Term Loan B-1	1,199
Term Loan B-2	1,199
10.500% First Lien Notes due 2029	668
10.750% First Lien Notes due 2029	678
11.000% First Lien Notes due 2029	1,575
4.875% Second Lien Notes due 2029	606
4.500% Second Lien Notes due 2030	712
3.875% Second Lien Notes due 2030	458
4.000% Second Lien Notes due 2031	453
Total	$11,938
______________________________________________________________________
(1)Except for Lumen's Term Loan A and $1.375 billion of Level 3 Financing's 11.000% First Lien Notes due 2029, all of the new debt listed in this table was issued in the first quarter of 2024 in exchange for previously-issued debt of Lumen or Level 3 Financing in connection with the TSA Transactions.

(2)Reflects approximately $53 million of term loan installment payments made between the Effective Date and September 30, 2024.

In evaluating the terms of the TSA Transactions, we determined that for certain of our creditors the new debt instruments were substantially different than pre-existing debt and therefore constituted a non-cash extinguishment of old debt for Lumen Technologies, Inc. and Level 3 Financing, Inc. of $744 million and $2.6 billion and establishment of new debt for which we recorded a $275 million gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $492 million which was included in our aggregate Net (loss) gain on early retirement of debt of $277 million, recognized in Other income (expense), net in our consolidated statement of operations for the nine months ended September 30, 2024. The remaining creditors’ newly-issued debt was not substantially different under the terms of the TSA Transactions and was treated under modification accounting rules. In conjunction with the TSA Transactions, we paid $209 million in lender fees and $174 million in additional third-party costs. Of these amounts, $157 million of lender fees were an offset to the gain on extinguishment and $112 million in third-party costs were recorded to Selling, general and administrative expense in our consolidated statement of operations for the nine months ended September 30, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $62 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

Repurchases of Outstanding Notes and Debt Instruments

During the third quarter of 2024, we repurchased a total of approximately $19 million aggregate principal amount of senior unsecured notes of Lumen and Qwest maturing in 2025 and $19 million of Lumen Superpriority notes and term loans maturing between 2028 and 2030, which resulted in an immaterial aggregate net loss. During the second quarter of 2024, we repurchased a total of approximately $75 million aggregate principal of Lumen's senior unsecured notes maturing in 2025. These repurchases in the second and third quarter of 2024 resulted in an aggregate net gain of $3 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the nine months ended September 30, 2024.

2023 Transactions

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

At September 30, 2024, no borrowings were outstanding under Lumen’s (i) Series A Revolving Credit Facility, with commitments of approximately $489 million, or (ii) Series B Revolving Credit Facility, with commitments of approximately $465 million.

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

Senior Notes

The Company’s consolidated indebtedness at September 30, 2024 included:

•superpriority senior secured notes issued by Lumen;

•first and second lien secured notes issued by Level 3 Financing; and

•senior unsecured notes issued by Lumen, Level 3 Financing, Qwest, and Qwest Capital Funding, Inc.

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

Letters of Credit

At September 30, 2024, we had $219 million undrawn letters of credit outstanding, $216 million of which were issued under Lumen's revolving credit facilities, $1 million of which were issued under our $225 million uncommitted letter of credit facility and $2 million of which were issued under a separate facility maintained by one of our subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other, net under Goodwill and Other Assets).

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

Level 3 Financing’s obligations under its new Credit Agreement are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals). In addition, the other Level 3 Collateral Guarantors have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Level 3 Financing’s obligations under its new Credit Agreement secured by a lien on substantially all of their assets.

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

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee Level 3 Financing's new Credit Agreement and secured notes. The senior unsecured notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc.

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

Compliance

As of September 30, 2024, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of September 30, 2024, certain of its key subsidiaries guaranteed (i) its debt outstanding under its superpriority credit agreements, its superpriority senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior secured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

Note 6—Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation and reduced workloads due to reduced demand for certain services.

During April 2024, we reduced our workforce by approximately 6% as a part of our efforts to change our workforce composition to reflect our ongoing transformation and cost reduction opportunities that align with our shapeshifting and focus on our strategic priorities. As a result of this plan, we incurred severance and related costs of approximately $103 million during the second quarter of 2024. We have not incurred, and do not expect to incur, material impairment or exit costs related to this workforce reduction.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2023	$18
Accrued to expense	119
Payments, net	(122)
Balance at September 30, 2024	$15

Note 7—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$6	7	18	19
Interest cost	63	67	188	202
Expected return on plan assets	(68)	(72)	(204)	(215)
Recognition of prior service credit	(3)	(2)	(6)	(5)
Recognition of actuarial loss	28	27	82	78
Net periodic pension expense	$26	27	78	79

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$1	1	3	4
Interest cost	23	26	70	77
Recognition of prior service credit	(1)	(2)	(5)	(6)
Recognition of actuarial gain	(4)	(5)	(13)	(15)
Special termination benefits charge	—	—	2	—
Net periodic post-retirement benefit expense	$19	20	57	60

Service costs for our pension and post-retirement benefit plans are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in Other income (expense), net on our consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge of $2 million during the second quarter of 2024 for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

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

Benefits paid by the Combined Pension Plan are paid through a trust that holds the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2024 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not expect to be required to make any additional contributions in 2024. We made a voluntary contribution of $170 million to the trust for the Combined Pension Plan during the third quarter of 2024.

Note 8—Earnings Per Common Share

Basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (numerator)
Net loss	$(148)	(78)	(140)	(8,303)
Net loss applicable to common stock for computing basic loss per common share	(148)	(78)	(140)	(8,303)
Net loss as adjusted for purposes of computing diluted loss per common share	(148)	(78)	(140)	(8,303)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,016,211	1,008,523	1,014,473	1,006,140
Non-vested restricted stock	(27,417)	(24,973)	(27,510)	(23,287)
Weighted average shares outstanding for computing basic loss per common share	988,794	983,550	986,963	982,853
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—	—
Shares issuable under incentive compensation plans	—	—	—	—
Number of shares as adjusted for purposes of computing diluted loss per common share	988,794	983,550	986,963	982,853
Basic loss per common share	$(0.15)	(0.08)	(0.14)	(8.45)
Diluted loss per common share(1)	$(0.15)	(0.08)	(0.14)	(8.45)
______________________________________________________________________
(1)For the three and nine months ended September 30, 2024, we excluded from the calculation of diluted loss per share 12 million and 5 million shares, respectively, potentially issuable under incentive compensations plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position. For the three and nine months ended September 30, 2023, we excluded from the calculation of diluted loss per share less than 1 million shares, potentially issuable under incentive compensations plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted loss per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award and due to the lower stock price resulting in more assumed repurchases and greater antidilution. Such shares were 11.3 million and 24.5 million for the three months ended September 30, 2024 and 2023, respectively, and 18.5 million and 22.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 9—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of September 30, 2024 and December 31, 2023:

		September 30, 2024		December 31, 2023
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$18,294	16,766	19,703	13,304
Indemnifications related to the sale of the Latin American business(1)	3	87	84	86	86
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 10—Segment Information

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

As described in more detail below, our segments are managed based on the direct costs of providing services to applicable customers and directly associated selling, general and administrative costs (primarily salaries and commissions). Shared costs are managed separately and included in "other unallocated expense" in the table below under the heading "— Revenue and Expenses". As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1— Background for additional detail on these changes.

The following tables summarize our segment results for the three and nine months ended September 30, 2024 and 2023, based on our segment categorization as of September 30, 2024.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,536	685	7,704	2,075
Segment expenses:
Cost of services and products	766	16	2,266	53
Selling, general and administrative	453	323	1,407	937
Total segment expense	1,219	339	3,673	990
Total segment adjusted EBITDA	$1,317	346	4,031	1,085

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,905	736	8,781	2,259
Segment expenses:
Cost of services and products	825	19	2,428	61
Selling, general and administrative	610	364	1,723	1,038
Total segment expense	1,435	383	4,151	1,099
Total segment adjusted EBITDA	$1,470	353	4,630	1,160

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

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation; and

•other income and expense items.

The following table reconciles total segment adjusted EBITDA to net loss for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Total segment adjusted EBITDA	$1,663	1,823	5,116	5,790
Depreciation and amortization	(707)	(755)	(2,198)	(2,234)
Goodwill impairment	—	—	—	(8,793)
Other unallocated expense	(820)	(829)	(2,591)	(2,532)
Stock-based compensation expense	(10)	(16)	(21)	(39)
Operating income (loss)	126	223	306	(7,808)
Total other expense, net	(298)	(308)	(417)	(287)
Loss before income taxes	(172)	(85)	(111)	(8,095)
Income tax (benefit) expense	(24)	(7)	29	208
Net loss	$(148)	(78)	(140)	(8,303)

Note 11—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2024 and December 31, 2023, we had accrued $83 million and $84 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other under Current Liabilities or Other under Deferred Credits and Other Liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $83 million accrual at September 30, 2024 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Houser Shareholder Suit

Lumen and certain of its current and former officers and directors were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The original complaint asserted claims on behalf of a putative class of former Level 3 shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The original complaint sought damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the original complaint. Plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. Plaintiff filed an amended complaint asserting the same claims and prayer for relief, and we filed a motion to dismiss. The court granted our motion to dismiss in May 2023 and Plaintiffs appealed that dismissal. In August 2024, the appellate court set aside the trial court's dismissal. In October 2024, we filed a petition with the Colorado Supreme Court seeking a review of the appellate court's decision.

Quantum Fiber Disclosure Litigation

In re Lumen Technologies, Inc. Securities Litigation. On March 3, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Voigt et al. v. Lumen Technologies, et al. (now captioned In re Lumen Technologies, Inc. Securities Litigation, Case 3:23-cv-00286-TAD-KDM), in the U.S. District Court for the Western District of Louisiana. The complaint alleges that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s expansion of its Quantum Fiber business. The court appointed a lead plaintiff who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief. On October 30, 2024, the court granted the motion to dismiss we filed against the amended complaint.

Associated Derivative Litigation. On August 5, 2024, a purported shareholder of Lumen filed a shareholder derivative complaint on behalf of Lumen captioned Slack v. Johnson, et al., Case 3:24-cv-01043-TAD-KMM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges claims for breach of fiduciary duty, violations of the federal securities laws, and other causes of action against current and former officers and directors of Lumen allegedly responsible for omitting or misstating material information related to Lumen’s expansion of its Quantum Fiber business. The complaint seeks money damages, attorneys’ fees and costs, and other relief. Substantially similar derivative cases have been filed as follows: (i) on August 20, 2024, Capistrano v. Storey, et al., Case 3:24-cv-01130-TAD-KMM, in the U.S. District Court for the Western District of Louisiana; and on (ii) October 11, 2024, Ostrow v. Johnson, et al., Case 2024-3706, in the 4th Judicial District Court for the Parish of Ouachita, State of Louisiana, subsequently removed on October 11, 2024, to the U.S. District Court for the Western District of Louisiana as Case 3:24-cv-01399-TAD-KMM.

Lead-Sheathed Cable Litigation

Disclosure Litigation. In re Lumen Technologies, Inc. Securities Litigation II. On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Glauber, et al. v. Lumen Technologies (now captioned In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290), in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief.

Derivative Litigation. On June 11, 2024, a purported shareholder of Lumen filed a shareholder derivative complaint on behalf of Lumen captioned Brown v. Johnson, et al., Case 3:24-cv-00798-TAD-KDM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges claims for breach of fiduciary duty, violations of the federal securities laws, and other causes of action against current and former officers and directors of Lumen relating to placement or presence of lead-sheathed telecommunications cables. The complaint seeks damages, injunctive relief, and attorneys' fees. Substantially similar derivative cases have been filed as follows: (i) on August 9, 2024, Pourarian v. Johnson, et al., Case 3:24-cv-01071-TAD-KMM in the U.S. District Court for the Western District of Louisiana; (ii) on September 9, 2024, Capistrano v. Johnson, et al., Case 3:24-cv-01234-TAD-KMM in the U.S. District Court for the Western District of Louisiana; (iii) on September 16, 2024, Vogel v. Perry, et al., Case 2024-3360 in the 4th Judicial District Court for the Parish of Ouachita, State of Louisiana, subsequently removed on September 17, 2024 to the U.S. District Court for the Western District of Louisiana as Case 3:24-cv-01274-TAD-KMM; and (iv) on September 25, 2024, Murray v. Allen, et al., Case 3:24-cv-01320 in the U.S. District Court for the Western District of Louisiana.

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575, asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA.

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 137935, asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, Case 6:23-CV-01748.

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

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. Plaintiff appealed and the 9th Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The 9th Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA, and awarded each class member $500 for statutory damages and $2,000 for punitive damages. If the verdict is not set aside in connection with post-trial motion practice, Lumen will appeal to the 9th Circuit. We have not accrued a contingent liability for this matter. While liability is ultimately possible, we have not determined it to be probable, and cannot estimate any final damages exposure, if any, which remains uncertain.

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

In December 2020, the Staff of the Washington Utilities and Transportation Commission ("WUTC") filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial before the WUTC, it issued an order in June 2023 penalizing us for approximately $1 million. The case is pending before the Washington State Court of Appeals.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name our affiliate Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case 2023-cv-3048, and Wallace, et al. v. Qwest Corp., et al., Case 2023-cv-30488, both of which have been consolidated with Kupfner, et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado. Preliminary estimates of potential damage claims exceed $2 billion.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC (“PRS”), acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. Plaintiff has filed a Notice of Appeal and Lumen submitted a cross-appeal as to the original motion to dismiss and motion for summary judgment.

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

We are currently defending several patent infringement lawsuits asserted against us by non-practicing entities which are seeking substantial recoveries. These cases have progressed to various stages and one or more may go to trial within the next twelve months if they are not otherwise resolved. Where applicable, we are seeking full or partial indemnification from our vendors and suppliers.

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

The outcomes of these other proceedings described under this heading are not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 18—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider immaterial may ultimately affect us materially.

Note 12—Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected on our consolidated balance sheets:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Prepaid expenses	$357	395
Income tax receivable	16	273
Materials, supplies and inventory	173	209
Contract assets	13	19
Contract acquisition costs	101	107
Contract fulfillment costs	106	102
Assets held for sale	86	104
Other	19	14
Total other current assets	$871	1,223

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions. For the nine months ended September 30, 2024, Other income (expense), net included a gain on sale of investment of $205 million.

Note 13—Repurchases of Lumen Common Stock

During the fourth quarter of 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three and nine months ended September 30, 2024, we did not repurchase any shares of our outstanding common stock under this program. As of September 30, 2024, we were authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program, which expired on November 2, 2024.

Note 14—Accumulated Other Comprehensive Loss

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the nine months ended September 30, 2024:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1,045)	276	(41)	(810)
Amounts reclassified from accumulated other comprehensive loss	57	(13)	—	44
Net current-period other comprehensive income (loss)	57	(13)	—	44
Balance at September 30, 2024	$(988)	263	(41)	(766)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2024:

Three Months Ended September 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$24	Other income (expense), net
Prior service credit	(4)	Other income (expense), net
Total before tax	20
Income tax benefit	(5)	Income tax (benefit) expense
Net of tax	$15

Nine Months Ended September 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$69	Other income (expense), net
Prior service credit	(11)	Other income (expense), net
Total before tax	58
Income tax benefit	(14)	Income tax (benefit) expense
Net of tax	$44
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense (income) related to our pension and post-retirement plans.

Information Relating to 2023

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2023:

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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2023:

Three Months Ended September 30, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$22	Other income (expense), net
Prior service credit	(4)	Other income (expense), net
Total before tax	18
Income tax benefit	(5)	Income tax (benefit) expense
Net of tax	$13

Nine Months Ended September 30, 2023	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$63	Other income (expense), net
Prior service credit	(11)	Other income (expense), net
Total before tax	52
Income tax benefit	(13)	Income tax (benefit) expense
Net of tax	$39
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit income related to our pension and post-retirement plans.

Note 15—Labor Union Contracts

As of September 30, 2024, approximately 21% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 10% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending September 30, 2025.

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

We are a facilities-based technology and communications company that provides a broad array of integrated products and services to our domestic and global business customers and our domestic mass markets customers. We operate one of the world's most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. As of September 30, 2024, we had approximately 25,000 employees.

Macroeconomic Changes

Over the past few years macroeconomic changes have impacted us and our customers in several ways. On a regular basis, we review and rationalize our lease footprint and may incur accelerated lease costs when we determine to cease using underutilized leased property locations. We did not incur material accelerated lease costs during the nine months ended September 30, 2024.

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

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our Quantum Fiber broadband services. From time to time, we believe these factors contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued business uncertainty, supply constraints or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans or otherwise interfering with our ability to deliver products and services.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to domestic residential and small business customers. At September 30, 2024, we served 2.6 million broadband subscribers under our Mass Markets segment.

See Note 10—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following products and services categories:

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our conduit, dark fiber, Edge Cloud, IP, managed security, software-defined wide area networks ("SD WAN"), Unified Communications and Collaboration ("UC&C") and wavelengths services;

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

•The increased use of digital applications, online video, gaming and artificial intelligence has substantially increased demand for robust, scalable network services. We are continuing to enhance our product and service offerings and taking other steps to enable customers to have access to greater bandwidth.

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

•We have historically generated revenue by entering into transactions that utilize excess conduit, fiber or other assets on our network to create custom networks for our customers, including through our Private Connectivity FabricSM solutions. We plan to continue to actively pursue additional revenue-generating opportunities with respect to these assets through right-of-use agreements, leases or other agreements. We may or may not consummate such transactions from time to time, and the revenue from and obligations associated with any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

Inflation over the past few years has placed downward pressure on our margins and macroeconomic uncertainties have likely contributed to delayed decision-making by certain of our customers, which are trends that will likely continue to impact us as long as these factors persist. These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail. Results in this section include the results of our EMEA business prior to its sale on November 1, 2023.

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2024 and September 30, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts)
Operating revenue	$3,221	3,641	9,779	11,040
Operating expenses	3,095	3,418	9,473	18,848
Operating income (loss)	126	223	306	(7,808)
Total other expense, net	(298)	(308)	(417)	(287)
Loss before income taxes	(172)	(85)	(111)	(8,095)
Income tax (benefit) expense	(24)	(7)	29	208
Net loss	(148)	(78)	(140)	(8,303)
Basic loss per common share	$(0.15)	(0.08)	(0.14)	(8.45)
Diluted loss per common share	$(0.15)	(0.08)	(0.14)	(8.45)

We have experienced revenue declines primarily due to declines in voice and other legacy products. More recently, we have experienced declines in revenues derived from a wide range of our other products and services. To partially mitigate these revenue declines, we remain focused on efforts to, among other things:

•increase the size, capacity, speed and usage of our networks, and utilize excess conduit, fiber or other network assets in the manner described elsewhere herein;

•promote long-term relationships with our customers through bundling of integrated services;

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

Revenue

The following tables summarize our consolidated operating revenue recorded under each of our two segments and in our five above-described revenue sales channels within the Business segment:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment:
Large Enterprise	$839	914	(8)%
Mid-Market Enterprise	471	506	(7)%
Public Sector	427	445	(4)%
Wholesale	706	776	(9)%
International and Other	93	264	(65)%
Business Segment Revenue	2,536	2,905	(13)%
Mass Markets Segment Revenue	685	736	(7)%
Total consolidated operating revenue	$3,221	3,641	(12)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment:
Large Enterprise	$2,534	2,724	(7)%
Mid-Market Enterprise	1,435	1,543	(7)%
Public Sector	1,295	1,292	—%
Wholesale	2,159	2,402	(10)%
International and Other	281	820	(66)%
Business Segment Revenue	7,704	8,781	(12)%
Mass Markets Segment Revenue	2,075	2,259	(8)%
Total consolidated operating revenue	$9,779	11,040	(11)%

Our consolidated operating revenue decreased by $420 million and $1.3 billion for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, $158 million and $490 million of which was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. See our segment results below for additional information on the drivers of the remaining decrease in revenue.

Operating Expenses

The following tables summarize our operating expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,692	1,850	(9)%
Selling, general and administrative	696	791	(12)%
Net loss on sale of business	—	22	nm
Depreciation and amortization	707	755	(6)%
Total operating expenses	$3,095	3,418	(9)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,997	5,407	(8)%
Selling, general and administrative	2,261	2,302	(2)%
Net loss on sale of business	17	112	(85)%
Depreciation and amortization	2,198	2,234	(2)%
Goodwill impairment	—	8,793	nm
Total operating expenses	$9,473	18,848	(50)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $158 million and $410 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. These decreases were primarily due to (i) a decrease of approximately $151 million and $398 million, respectively, due to the sale of the EMEA business in the fourth quarter of 2023, (ii) reductions of approximately $64 million and $129 million, respectively, in employee-related expense from lower headcount in our retained business and (iii) decreased network expenses of $13 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. These decreases were partially offset by increases of approximately $40 million and $92 million, respectively, from higher facilities costs, as well as increases of approximately $22 million from higher equipment and maintenance costs for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $95 million and $41 million, respectively, for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, the decrease was due to (i) a decrease of approximately $14 million and $69 million, respectively, due to the sale of the EMEA business, (ii) a decrease of $82 million in employee related expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of our workforce reductions implemented in the second quarter of 2024, (iii) a decrease of approximately $67 million for the nine months ended September 30, 2024 as compared to the comparable period in 2023 attributable to us recognizing a non-recurring loss in connection with our donation of our Monroe, Louisiana campus in 2023 and (iv) a decrease of $22 million for the nine months ended September 30, 2024 as compared to the comparable period in 2023 due to the recognition in the first quarter of 2024 of a deferred gain on the fourth quarter 2023 sale of select CDN contracts. These decreases were offset by (i) an increase of $14 million and $157 million, respectively, in legal and other professional fees, mainly driven by our first and third quarter 2024 debt transactions and (ii) an increase of $12 million and $20 million, respectively, in insurance and other fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized for the three and nine months ended September 30, 2023, see Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023.

Depreciation and Amortization

The following tables provide detail of our depreciation and amortization expense:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$454	484	(6)%
Amortization	253	271	(7)%
Total depreciation and amortization	$707	755	(6)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Depreciation	$1,396	1,440	(3)%
Amortization	802	794	1%
Total depreciation and amortization	$2,198	2,234	(2)%

Depreciation expense decreased by $30 million and $44 million for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023 primarily due to a decrease of $16 million and $48 million, respectively, relating to changes in the depreciation lives of fiber network assets and a decrease of $19 million and $39 million, respectively, relating to a net decline in depreciable assets. These decreases were partially offset by (i) a $2 million and $14 million increase, respectively, relating to changes made at the beginning of 2024 in the method of depreciation from the group method of depreciation to the straight line by individual asset method, (ii) an increase of $18 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 from accelerated depreciation of CDN assets, and (iii) an increase of $8 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 due to decommissioned assets.

Amortization expense decreased by $18 million for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was due to (i) a $3 million decrease associated with the accelerated amortization of software assets, (ii) an $11 million decrease due to a changed method of amortization as discussed in Note 1— Background "— Change in Accounting Estimates", and (iii) a $4 million decrease related to changes in our CDN customer relationships. Amortization expense increased by $8 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was due to a $29 million increase associated with the accelerated amortization of software assets, mostly related to CDN contracts, as well as an increase of $21 million associated with net increases in amortizable assets. These increases were partially offset by (i) a $19 million decrease due to a changed method of amortization as discussed in Note 1— Background "— Change in Accounting Estimates", (ii) a $12 million decrease related to changes in our CDN customer relationships, and (iii) an $11 million decrease due to certain customer relationship intangible assets becoming fully amortized in the second quarter of 2023.

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

We report under two segments: Business and Mass Markets. As of June 30, 2023, we had three reporting units for goodwill impairment testing, which were (i) Mass Markets, (ii) North America Business and (iii) Asia Pacific region.

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

Other Consolidated Results

The following tables summarize our total other income (expense), net and income tax expense:

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(351)	(295)	19%
Net loss on early retirement of debt	(1)	—	nm
Other income (expense), net	54	(13)	nm
Total other expense, net	$(298)	(308)	(3)%
Income tax (benefit) expense	$(24)	(7)	nm

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Interest expense	$(1,015)	(868)	17%
Net gain on early retirement of debt	277	618	(55)%
Other income (expense), net	321	(37)	nm
Total other expense, net	$(417)	(287)	45%
Income tax expense	$29	208	(86)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $56 million and $147 million for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. These increases were due to the increase in the average interest rate from (i) 6.17% to 7.85% for the three months ended September 30, 2023 compared to the three months ended September 30, 2024 and (ii) 5.89% to 7.09%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024. These increases were partially offset by a decrease of approximately $1 billion in average outstanding long-term debt for both the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.

Net Gain on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net gain on debt we recognized for the three and nine months ended September 30, 2024, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2023 for discussion of the 2023 exchange offers that resulted in the net gain on debt recognized for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(38)	(39)	(114)	(117)
Foreign currency gain (loss)	11	(44)	(3)	(32)
Gain on sale of investment	—	—	205	—
Loss on investment in limited partnership	(7)	(15)	(10)	(74)
Transition and separation services	37	64	107	150
Interest income	18	4	90	21
Other	33	17	46	15
Total other income (expense), net	$54	(13)	321	(37)

Income Tax Expense

For the three and nine months ended September 30, 2024, our effective income tax rate was 14.0% and (26.1)%, respectively, including an unfavorable impact of interest on our uncertain tax position reserves. For the three and nine months ended September 30, 2023, our effective income tax rate was 8.2% and (2.6)%, respectively, which included a $1.8 billion unfavorable impact of a non-deductible goodwill impairment and a $11 million unfavorable impact as a result of our donating our Monroe, Louisiana campus.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below. The results presented in this section include results of our EMEA business prior to its sale on November 1, 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating revenue
Business	$2,536	2,905	7,704	8,781
Mass Markets	685	736	2,075	2,259
Total operating revenue	$3,221	3,641	9,779	11,040

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net loss	$(148)	(78)	(140)	(8,303)
Income tax (benefit) expense	(24)	(7)	29	208
Total other expense, net	298	308	417	287
Depreciation and amortization expense	707	755	2,198	2,234
Goodwill impairment	—	—	—	8,793
Stock-based compensation expense	10	16	21	39
Total adjusted EBITDA	$843	994	2,525	3,258
Business segment adjusted EBITDA	$1,317	1,470	4,031	4,630
Mass Markets segment adjusted EBITDA	346	353	1,085	1,160
Other unallocated amounts	(820)	(829)	(2,591)	(2,532)

For additional information on our reportable segments and product and services categories, see Note 3—Revenue Recognition and Note 10—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment Product Categories:
Grow	$1,076	1,131	(5)%
Nurture	729	874	(17)%
Harvest	549	662	(17)%
Other	182	238	(24)%
Total segment revenue	2,536	2,905	(13)%
Expenses:
Total segment expense	1,219	1,435	(15)%
Total segment adjusted EBITDA	$1,317	1,470	(10)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Business Segment Product Categories:
Grow	$3,198	3,409	(6)%
Nurture	2,257	2,661	(15)%
Harvest	1,697	2,059	(18)%
Other	552	652	(15)%
Total segment revenue	7,704	8,781	(12)%
Expenses:
Total segment expense	3,673	4,151	(12)%
Total segment adjusted EBITDA	$4,031	4,630	(13)%

Three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023

Business segment revenue decreased $369 million and $1.1 billion for the three and nine months ended September 30, 2024 as compared to September 30, 2023. Approximately $158 million and $490 million, for the three and nine months ended September 30, 2024, respectively, of these decreases was due to the sale of the EMEA business and select CDN contracts in the fourth quarter of 2023. More specifically, within each product category for the three and nine months ended September 30, 2024 as compared to the comparable period ended September 30, 2023:

•Grow decreased by $55 million and $211 million, due to a decrease of approximately $83 million and $245 million associated with the sale of the EMEA business. Excluding the impact of this divestiture, we saw growth in IP services of $27 million and $88 million for such respective periods and an $11 million increase of revenue from dark fiber and conduit for such periods, partially offset by declines in other products, including declines in wavelength products revenue by $6 million and $41 million;

•Nurture decreased by $145 million and $404 million, approximately $26 million and $80 million of which was attributable to the sale of the EMEA business. The remainder of the declines are principally attributable to declines in traditional VPN services of $80 million and $222 million and declines in Ethernet services of $34 million and $98 million, for the three and nine months September 30, 2024, as compared to the comparable periods ended September 30, 2023, respectively;

•Harvest decreased by $113 million and $362 million, approximately $17 million and $67 million of which was attributable to the above-mentioned sale of the EMEA business. The remainder of the decline is principally attributable to a $75 million and $234 million decline in legacy voice and private line services; and

•Other decreased by $56 million and $100 million, approximately $24 million and $75 million of which was attributable to the above-mentioned sale of select CDN contracts and decreases in equipment sales revenue of approximately $33 million and $37 million, which was partially offset by a $13 million and $45 million increase in managed and professional services.

Business segment expense decreased by $216 million and $478 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023 primarily driven by (i) a decrease of $68 million and $188 million due to the above-mentioned sale of the EMEA business and select CDN contracts, (ii) a $54 million and $147 million reduction in overall network expense and (iii) a decrease of $54 million and $97 million in employee-related costs.

Business segment adjusted EBITDA as a percentage of segment revenue was 52% for each of the three and nine months ended September 30, 2024, and 51% and 53% for of the three and nine months ended September 30, 2023, respectively.

Mass Markets Segment

	Three Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$190	163	17%
Other Broadband	282	341	(17)%
Voice and Other	213	232	(8)%
Total segment revenue	685	736	(7)%
Expenses:
Total segment expense	339	383	(11)%
Total segment adjusted EBITDA	$346	353	(2)%

	Nine Months Ended September 30,		% Change
	2024	2023
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$541	473	14%
Other Broadband	895	1,065	(16)%
Voice and Other	639	721	(11)%
Total segment revenue	2,075	2,259	(8)%
Expenses:
Total segment expense	990	1,099	(10)%
Total segment adjusted EBITDA	$1,085	1,160	(6)%

Three and nine months ended September 30, 2024 compared to the same periods ended September 30, 2023

Mass Markets segment revenue decreased $51 million and $184 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023. More specifically, within each product category:

•Fiber Broadband revenue increased $27 million and $68 million, primarily driven by growth in the number of fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased $59 million and $170 million, primarily due to fewer customers for our lower speed copper-based broadband services; and

•Voice and Other decreased $19 million and $82 million, principally due to the continued loss of copper-based voice customers.

Mass Markets segment expense decreased $44 million and $109 million for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, primarily driven by a decrease of $31 million and $58 million in employee costs, $16 million and $45 million in professional fees and $12 million and $25 million in other network related costs. These drivers were partially offset by an increase of $9 million and $30 million in marketing and advertising expense and $10 million and $25 million in hardware and software related costs.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 51% and 52% for the three and nine months ended September 30, 2024, respectively, and 48% and 51% for the three and nine months ended September 30, 2023, respectively.

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

At September 30, 2024, we held cash and cash equivalents of $2.6 billion. As of September 30, 2024 we had $738 million of borrowing capacity available under our approximately $1.0 billion of revolving credit facilities, net of undrawn letters of credit issued to us thereunder. We typically use our revolving credit facilities as a source of liquidity for operating activities and our other cash requirements. We had approximately $59 million of cash and cash equivalents outside the United States at September 30, 2024. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes or significant foreign taxes. We do not currently intend to repatriate to the United States any material amounts of our foreign cash and cash equivalents from operating entities.

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

For the 12 month period ending September 30, 2025, we project that our fixed commitments will include (i) $52 million of scheduled term loan amortization payments, (ii) $37 million of finance lease and other fixed payments and (iii) $326 million of debt maturities.

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

Impact of PCF Transactions

The Company announced on August 5, 2024 that Lumen and its subsidiaries had recently sold $5 billion in new Private Connectivity FabricSM (“PCF”) solutions and has since closed over $3 billion in additional PCF sales.

Lumen and its subsidiaries expect to receive the majority of cash from these agreements over the next 3 to 4 years, including advance payments to fund network expansion projects. Lumen and its subsidiaries will incur certain material expenditures in connection with these agreements, and expect the majority of such expenditures to be made over the next 3 to 4 years. The payments Lumen and its subsidiaries actually make and receive may vary materially from what is expected and will depend, among other things, on the timing of delivery and installation of the services by Lumen and its subsidiaries.

During the quarter ended September 30, 2024, we began receiving advanced payments under these agreements, which increased our net cash provided by operating activities reflected in our consolidated statements of cash flows and our deferred revenue reflected in our consolidated balance sheets. We anticipate that our continued receipt of cash payments under these agreements will (i) cause our consolidated cash flows to vary from quarter to quarter over the next several years and (ii) enable us to accelerate our network simplification initiatives. In addition, we expect our consolidated capital expenditures to increase as we use these cash receipts to fund network expansion projects contemplated under such agreements.

We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions, but cannot provide any assurances. See "Risk Factors" under Item 1A of Part II of this report.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks, fulfill our contractual obligations, and compete effectively in our markets. We evaluate our discretionary capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and our expected return on investment. The amount of our capital investment is influenced by, among other things, current and projected demand for our services and products, our network and customer contract requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as governmentally-mandated infrastructure buildout requirements) and the availability of requisite supplies, labor and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Quantum Fiber buildout plan. A portion of our 2024 capital expenditures will also be focused on replacing aged network assets. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below, (iii) "—Impact of PCF Transactions" above, and (iv) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023.

Debt Instruments and Financing Arrangements

Debt Instruments

On September 24, 2024, (i) Lumen Technologies issued approximately $438 million aggregate principal amount of its newly-issued 10.000% Secured Notes due 2032 and paid approximately $14 million cash (excluding accrued and unpaid interest payable with respect to the exchanged notes) in exchange for approximately $491 million aggregate principal amount of its outstanding senior unsecured notes (which were concurrently cancelled), and (ii) Level 3 Financing issued approximately $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for approximately $357 million aggregate principal amount of its outstanding senior unsecured notes (which were concurrently cancelled). These transactions reduced the aggregate principal amount of Lumen's consolidated indebtedness of approximately $60 million.

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

At September 30, 2024, we had:

•$13.7 billion of outstanding consolidated secured indebtedness;

•$5.2 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net, and (iii) unamortized debt issuance costs); and

•approximately $738 million of unused borrowing capacity under our revolving credit facilities, as discussed further below.

Under its credit agreements dated March 22, 2024, Lumen maintained at September 30, 2024 (i) approximately $1.0 billion of superpriority revolving credit facilities, under which it owed nothing as of such date and had approximately $216 million of letters of credit issued and undrawn as of such date, and (ii) approximately $3.6 billion of drawn superpriority term loan facilities. Under its credit agreement dated March 22, 2024, Level 3 Financing, Inc. maintained at September 30, 2024, $2.4 billion of drawn secured term loan facilities. For additional information, see (i) "—Overview of Sources and Uses of Cash," (ii) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report and (iii) Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2023.

At September 30, 2024, we had $219 million undrawn letters of credit outstanding, $216 million of which were issued under our revolving credit facilities, $1 million of letters of credit outstanding under our $225 million uncommitted letter of credit facility and $2 million of which were issued under a separate facility maintained by one of our subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other, net under Goodwill and Other Assets).

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

Future Debt Transactions

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

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	Caa3	CCC-	CCC-
Secured	Caa1/Caa2	B	B+

Level 3 Financing, Inc.
Unsecured	Caa1	CCC-	CCC-
Secured	B2/Caa1	CCC+	B+/CCC

Qwest Corporation:
Unsecured	Caa3	B-	B+

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

Stock Repurchases

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock (the "November 2022 stock repurchase program"). During the nine months ended September 30, 2024, we did not repurchase any shares of our outstanding common stock under this program. As of September 30, 2024, we were authorized to purchase up to an aggregate of $1.3 billion of our outstanding common stock under this program, which expired on November 2, 2024.

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

Benefits paid by our Combined Pension Plan are paid through the trust that holds the Combined Pension Plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our Combined Pension Plan during 2024. The amount of required contributions to our Combined Pension Plan in 2025 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. We occasionally make voluntary contributions to our plans in addition to required contributions and reserve the right to do so in the future. We made a voluntary contribution of $170 million to the trust for the Combined Pension Plan during the third quarter of 2024.

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

Federal Broadband Support Programs

In January 2020, the FCC created the Rural Digital Opportunity Fund (“RDOF”) program, a federal support program designed to fund broadband deployment in rural America. For the first phase of this program, RDOF Phase I, the FCC awarded $6.4 billion in support payments to be paid in equal monthly installments over 10 years. We were awarded RDOF funding in several of the states in which we operate and began receiving monthly support payments during the second quarter of 2022. We received approximately $17 million in annual RDOF Phase I support payments during 2023. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in (i) a reduction of the anticipated RDOF Phase I support payments to approximately $16 million for the year ending December 31, 2024 and $15 million each year thereafter through the program period and (ii) an expectation of payment to the Universal Service Administrative Company of approximately $10 million.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		$ Change
	2024	2023
	(Dollars in millions)
Net cash provided by operating activities	$3,645	1,376	2,269
Net cash used in investing activities	(1,999)	(2,232)	(233)
Net cash used in financing activities	(1,241)	(101)	1,140

Operating Activities

Net cash provided by operating activities increased by $2.3 billion for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to cash payments received in the third quarter of 2024 pursuant to our recent sales of PCF solutions and our federal income tax cash refund of $729 million, including interest, received in the first quarter of 2024. These increases were partially offset by an increase in net loss adjusted for non-cash expenses and gains, partly as a result of the sale of our EMEA business in late 2023, and a voluntary contribution of $170 million to the trust for the Combined Pension Plan during the third quarter of 2024. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities decreased by $233 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the gross proceeds from the sale of an investment in the second quarter of 2024.

Financing Activities

Net cash used in financing activities increased by $1.1 billion for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the payments of long-term debt and associated debt extinguishment costs and fees, partially offset by proceeds from issuance of long-term debt.

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

Our network includes some residual lead-sheathed copper cables installed years ago. These lead-sheathed cables constitute a small portion of our network. Due to media coverage over the past year of potential health and environmental risks associated with these cables, we anticipate incurring certain investigative costs. We also may incur other costs from related proceedings, including litigation, regulatory initiatives, and remediation. As of September 30, 2024, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 11—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures incorporated by reference herein under “Risk Factors” in Item 1A of Part II of this report.

We are also involved in various legal proceedings that could substantially impact our financial position. See Note 11—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of September 30, 2024, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. As of September 30, 2024, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of September 30, 2024, we had approximately $6.0 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our $6.0 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $60 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of September 30, 2024, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by the disclosures in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2024 and June 30, 2024 and as further supplemented below.

We may not realize the anticipated benefits of our strategic focus on selling PCF solutions.

The Company announced on August 5, 2024 that Lumen and its subsidiaries had recently sold $5 billion in new Private Connectivity FabricSM (“PCF”) solutions and has since closed over $3 billion in additional PCF sales. Full payment for certain deals involving construction of new routes depends on delivery to customers, and revenue under our PCF agreements may be less than anticipated. Our costs under these agreements may be greater than anticipated due to construction delays or cost overruns as a result of weather, supply chain, labor, permitting, or other unforeseen issues. If customer needs or preferences change for any reason, future demand for, and profitability of, our PCF solutions could decline or cease.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Effective November 2, 2022, our Board of Directors authorized a two-year program to repurchase up to an aggregate of $1.5 billion of our outstanding common stock. During the three months ended September 30, 2024, we did not repurchase any shares of our outstanding common stock under this program which expired on November 2, 2024. For additional information, see Note 13—Repurchases of Lumen Common Stock to our consolidated financial statements included in Item 1 of Part I of this report.

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2024 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
Jul-24	140,422	$1.08
Aug-24	603,028	$5.77
Sep-24	341,912	$5.26
Total	1,085,362

ITEM 6. EXHIBITS

Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description
10.1*
Amendment No. 1, dated as of August 26, 2024, to the Superpriority Term B Credit Agreement dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the lenders party thereto, Wilmington Trust, National Association, as administrative agent, and Bank of America, N.A., as collateral agent.

10.2*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.400% Senior Secured Notes due 2027 (unsecured).

10.3*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.875% Senior Secured Notes due 2029 (unsecured).

10.4*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.625% Senior Notes due 2027.

10.5*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 4.250% Senior Notes due 2028.

10.6*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.750% Sustainability-Linked Senior Notes due 2029.

10.7*
Fourth Supplemental Indenture, dated as of August 28, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., the guarantors party thereto, and the Bank of New York Mellon Trust Company, N.A., as trustee and note collateral agent, relating to Level 3 Financing, Inc.’s 3.625% Senior Notes due 2029.

10.8
Indenture, dated September 24, 2024, among Lumen Technologies, Inc., as issuer, certain guarantors party thereto, Regions Bank, as trustee, and Bank of America, N.A., as collateral agent, designating and outlining the terms and conditions of 10.000% Senior Notes due 2032 issued thereunder by Lumen Technologies Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant (File No. 001-07784) with the SEC on September 24, 2024).

10.9
Indenture, dated September 24, 2024, among Level 3 Financing, Inc., as issuer, Level 3 Parent, LLC, as a guarantor, certain other guarantors party thereto, U.S. Bank Trust Company, National Association, as trustee, and Wilmington Trust, National Association, as collateral agent, designating and outlining the terms and conditions of 10.000% Second Lien Notes due 2032 issued thereunder by Level 3 Financing, Inc. (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Registrant (File No. 001-07784) with the SEC on September 24, 2024).

10.10*
Supplemental Indenture, dated October 31, 2024, among Lumen Technologies, Inc., as issuer, the guarantors party thereto, Wilmington Trust, National Association, as trustee, and Bank of America, N.A., as collateral agent, adding an additional guarantor of the 4.125% Superpriority Senior Secured Notes due 2029 of Lumen Technologies, Inc.

10.11*
Supplemental Indenture, dated October 31, 2024, among Lumen Technologies, Inc., as issuer, the guarantors party thereto, Wilmington Trust, National Association, as trustee, and Bank of America, N.A., as collateral agent, adding an additional guarantor of the 4.125% Superpriority Senior Secured Notes due 2030 of Lumen Technologies, Inc.

10.12*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.500% First Lien Notes due 2029 of Level 3 Financing, Inc.

Exhibit Number	Description
10.13*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 11.000% First Lien Notes due 2029 of Level 3 Financing, Inc.

10.14*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 10.750% First Lien Notes due 2030 of Level 3 Financing, Inc.

10.15*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.

10.16*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 3.875% Second Lien Notes due 2030 of Level 3 Financing, Inc.

10.17*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.500% Second Lien Notes due 2030 of Level 3 Financing, Inc.

10.18*
Supplemental Indenture, dated October 31, 2024, among Level 3 Parent, LLC, as guarantor, Level 3 Financing, Inc., as issuer, the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent, adding additional guarantors of the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.

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
101*
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101.
_______________________________________________________________________________
*    Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2024.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer)