Form 10-Q
period 2025-03-31
Lumen Technologies, Inc.
filed 2025-05-01
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File No. 001-7784

LUMEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Louisiana		72-0651161
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
100 CenturyLink Drive,
Monroe,	Louisiana	71203
(Address of principal executive offices)		(Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value per share	LUMN	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On April 29, 2025, there were 1,025,907,768 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our business, financial condition, operating results, or prospects. These "forward-looking" statements are defined by, and are subject to the "safe harbor" protections under the federal securities laws. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, investments, product development, Private Connectivity FabricSM and Quantum Fiber buildouts, transformation plans, participation in government programs, use of artificial intelligence ("AI"), deleveraging plans, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, investment and expenditure plans, business strategies, securities repurchase plans, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference below to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

•the effects of intense competition from a wide variety of competitive providers, including decreased demand for our more mature service offerings and increased pricing pressures;

•the effects of new, emerging, or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, attaining our Quantum Fiber buildout schedule, replacing aging or obsolete plant and equipment, strengthening our relationships with customers, and attaining projected cost savings;

•our ability to successfully and timely monetize our network related assets through leases, commercial service arrangements or similar transactions (including as part of our Private Connectivity FabricSM solutions), including the possibility that the benefits of or demand for these transactions may be less than anticipated, that the costs thereof may be more than anticipated, or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards, broadband deployment, data protection, privacy, and net neutrality;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services and AI-enhanced services;

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

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, and our 2024 debt modification and extinguishment transactions described in our prior reports filed with U.S. Securities and Exchange Commission (the "SEC");

•changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the impact of any future material acquisitions or divestitures that we may transact;

•the negative impact of increases in the costs of our pension, healthcare, post-employment, or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, or regulations;

•the impact of events that harm our reputation or brands, including potential negative impact of customer or shareholder complaints, government investigations, security breaches, or service outages impacting us or our industry;

•adverse changes in our access to credit markets on acceptable terms, whether caused by changes in our financial position, lower credit ratings, unstable markets, debt covenant restrictions, or otherwise;

•our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to maintain favorable relations with our security holders, key business partners, suppliers, vendors, landlords, or lenders;

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

•changes in tax, trade, tariff, pension, healthcare, or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

•our ability to use our net operating loss carryforwards in the amounts projected;

•the effects of changes in accounting policies, practices, or assumptions, including changes that could potentially require additional future impairment charges;

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, or other natural or man-made disasters or disturbances;

•the potential adverse effects if our internal controls over financial reporting have weaknesses or deficiencies, or otherwise fail to operate as intended;

•the effects of changes in interest rates or inflation;

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health, or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the SEC.

Additional factors or risks that we currently deem immaterial, that are not presently known to us, or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic, and market conditions as of such date. We may change our intentions, strategies or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,182	3,290
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,687	1,652
Selling, general and administrative	675	823
Net loss on sale of business	—	22
Depreciation and amortization	713	748
Total operating expenses	3,075	3,245
OPERATING INCOME	107	45
OTHER (EXPENSE) INCOME
Interest expense	(347)	(291)
Net (loss) gain on early retirement of debt (Note 4)	(35)	275
Other income, net	30	73
Total other (expense) income, net	(352)	57
(LOSS) INCOME BEFORE INCOME TAXES	(245)	102
Income tax (benefit) expense	(44)	45
NET (LOSS) INCOME	$(201)	57
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.20)	0.06
DILUTED	$(0.20)	0.06
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	991,269	984,855
DILUTED	991,269	986,262
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
NET (LOSS) INCOME	$(201)	57
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(7) and $(6) tax	22	18
Change in net prior service cost, net of $— and $1 tax	(2)	(3)
Foreign currency translation adjustment, net of $— and $— tax	3	(4)
Other comprehensive income	23	11
COMPREHENSIVE (LOSS) INCOME	$(178)	68
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,900	1,889
Accounts receivable, less allowance of $54 and $59	1,180	1,231
Other current assets, net	1,197	1,274
Total current assets	4,277	4,394
Property, plant and equipment, net of accumulated depreciation of $23,541 and $23,121	20,568	20,421
GOODWILL AND OTHER ASSETS
Goodwill	1,964	1,964
Other intangible assets, net	4,660	4,806
Other assets, net	2,069	1,911
Total goodwill and other assets	8,693	8,681
TOTAL ASSETS	$33,538	33,496
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$330	412
Accounts payable	773	749
Accrued expenses and other liabilities
Salaries and benefits	563	716
Income and other taxes	305	272
Current operating lease liabilities	263	253
Interest	237	197
Other current liabilities	198	179
Current portion of deferred revenue	876	861
Total current liabilities	3,545	3,639
LONG-TERM DEBT	17,334	17,494
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,731	2,890
Benefit plan obligations, net	2,177	2,205
Deferred revenue	4,226	3,733
Other liabilities	3,236	3,071
Total deferred credits and other liabilities	12,370	11,899
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,024,989 and 1,014,768 shares	19,152	19,149
Accumulated other comprehensive loss	(700)	(723)
Accumulated deficit	(18,163)	(17,962)
Total stockholders' equity	289	464
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,538	33,496
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(201)	57
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	713	748
Net loss on sale of business	—	22
Deferred income taxes	(168)	8
Provision for uncollectible accounts	13	23
Net loss (gain) on early retirement of debt	35	(275)
Debt modification costs and related fees	—	(79)
Unrealized gain on investments	—	(20)
Stock-based compensation	10	14
Changes in current assets and liabilities:
Accounts receivable	38	(25)
Accounts payable	101	(7)
Accrued income and other taxes	133	772
Other current assets and liabilities, net	(138)	(261)
Retirement benefits	(2)	(13)
Change in deferred revenue	493	52
Changes in other assets and liabilities, net	30	146
Other, net	38	(60)
Net cash provided by operating activities	1,095	1,102
INVESTING ACTIVITIES
Capital expenditures	(791)	(713)
Proceeds from sale of property, plant and equipment, and other assets	14	12
Other, net	8	3
Net cash used in investing activities	(769)	(698)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,279	1,325
Payments of long-term debt	(2,502)	(1,902)
Net payments of revolving line of credit	—	(200)
Dividends paid	(1)	(3)
Debt issuance and extinguishment costs and related fees	(80)	(278)
Other, net	(10)	(2)
Net cash used in financing activities	(314)	(1,060)
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(656)
Cash, cash equivalents and restricted cash at beginning of period	1,900	2,248
Cash, cash equivalents and restricted cash at end of period	$1,912	1,592
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(1)	724
Interest paid (net of capitalized interest of $37 and $39)	(280)	(339)
Supplemental noncash information regarding financing activities:
Cancellation of term loans as part of refinancing (Note 4)	$(121)	—
Issuance of term loan as part of refinancing (Note 4)	121	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,900	1,580
Restricted cash included in Other current assets, net	2	2
Restricted cash included in Other assets, net	10	10
Total	$1,912	1,592
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,149	1,008
Issuance of common stock through incentive and benefit plans	—	8
Shares withheld to satisfy tax withholdings	(10)	—
Stock-based compensation	10	—
Other	3	—
Balance at end of period	19,152	1,016
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	18,126
Shares withheld to satisfy tax withholdings	—	(1)
Stock-based compensation	—	14
Other	—	(2)
Balance at end of period	—	18,137
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(723)	(810)
Other comprehensive income	23	11
Balance at end of period	(700)	(799)
ACCUMULATED DEFICIT
Balance at beginning of period	(17,962)	(17,907)
Net (loss) income	(201)	57
Balance at end of period	(18,163)	(17,850)
TOTAL STOCKHOLDERS' EQUITY	$289	504
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1— Background

General

We are a networking company with the goal of connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 3—Revenue Recognition.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2024, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The consolidated results of operations and cash flows for the first three months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital, and (iii) cash flows attributable to noncontrolling interests in other, net financing activities.

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category and sales channel in our segment reporting. See Note 3—Revenue Recognition and Note 9—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Adopted Accounting Pronouncements

Segments

We adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” for the year ended December 31, 2024. This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies quantitative thresholds to determine reportable segments. Refer to Note 9—Segment Information for more information on our segment reporting.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026 and early adoption is permitted. As of March 31, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027 and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU becomes effective for us for the annual period of fiscal 2025. We do not anticipate early adoption and expect the Income Taxes footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 will align with the standard. We do not anticipate this standard will affect our operating results.

Note 2—Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Goodwill	$1,964	1,964
Indefinite-lived intangible assets	$—	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,499 and $4,504(1)	3,048	3,196
Capitalized software, less accumulated amortization of $3,776 and $4,067(1)	1,544	1,529
Patents and other, less accumulated amortization of $89 and $86	68	72
Total other intangible assets, net	$4,660	4,806
______________________________________________________________________
(1)    Certain customer relationships with a gross carrying value of $161 million and capitalized software with a gross carrying value of $211 million became fully amortized during 2024 and were retired during the first quarter of 2025.

As of March 31, 2025 and December 31, 2024, the gross carrying amount of goodwill, customer relationships, indefinite-lived, and other intangible assets was $15.0 billion and $15.4 billion, respectively.

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

We report our results within two segments: Business and Mass Markets. See Note 9—Segment Information for more information on these segments. We assigned no goodwill to our Business segment as of either March 31, 2025 or December 31, 2024. We assigned approximately $2.0 billion of goodwill to our Mass Markets segment as of both March 31, 2025 and December 31, 2024. Total goodwill as of both March 31, 2025 and December 31, 2024 was net of accumulated impairment losses of $21.7 billion.

As of March 31, 2025, we had three reporting units, which are (i) Mass Markets, (ii) North American Business ("NA Business"), and (iii) Asia Pacific region ("APAC"). Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are deployed in, and relate to the operations of, multiple reporting units. When we assess goodwill for impairment, we compare the estimated fair value of each reporting unit's equity to the carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

Total amortization expense for finite-lived intangible assets for the three months ended March 31, 2025 and 2024 totaled $252 million and $272 million, respectively.

Note 3—Revenue Recognition

Product and Service Categories

We categorize our products and services revenue among the following categories for the Business segment:

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks, Unified Communications and Collaboration, and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet, and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services; and

•Other, which includes equipment sales, managed and professional service solutions, and other services.

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to Accounting Standards Codification "ASC" 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards.

	Three Months Ended March 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$416	(87)	329
Nurture	203	—	203
Harvest	79	—	79
Other	39	—	39
Total Large Enterprise Revenue	737	(87)	650
Mid-Market Enterprise
Grow	259	(7)	252
Nurture	165	—	165
Harvest	79	(1)	78
Other	10	—	10
Total Mid-Market Enterprise Revenue	513	(8)	505
Public Sector
Grow	159	(24)	135
Nurture	84	—	84
Harvest	108	—	108
Other	132	—	132
Total Public Sector Revenue	483	(24)	459
Wholesale
Grow	265	(75)	190
Nurture	177	(6)	171
Harvest	260	(34)	226
Other	3	—	3
Total Wholesale Revenue	705	(115)	590
International and Other
Grow	37	(1)	36
Nurture	37	—	37
Harvest	8	—	8
Other	4	—	4
Total International and Other	86	(1)	85
Business Segment by Product Category
Grow	1,136	(194)	942
Nurture	666	(6)	660
Harvest	534	(35)	499
Other	188	—	188
Total Business Segment Revenue	2,524	(235)	2,289
Mass Markets Segment by Product Category
Fiber Broadband	209	(3)	206
Other Broadband	257	(24)	233
Voice and Other	192	(9)	183
Total Mass Markets Revenue	658	(36)	622
Total Revenue	$3,182	(271)	2,911

	Three Months Ended March 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$378	(49)	329
Nurture	241	—	241
Harvest	103	—	103
Other	43	(1)	42
Total Large Enterprise Revenue	765	(50)	715
Mid-Market Enterprise
Grow	256	(6)	250
Nurture	213	—	213
Harvest	98	(1)	97
Other	10	(1)	9
Total Mid-Market Enterprise Revenue	577	(8)	569
Public Sector
Grow	125	(21)	104
Nurture	88	—	88
Harvest	94	(1)	93
Other	114	—	114
Total Public Sector Revenue	421	(22)	399
Wholesale
Grow	260	(62)	198
Nurture	192	(7)	185
Harvest	276	(38)	238
Other	3	—	3
Total Wholesale Revenue	731	(107)	624
International and Other
Grow	40	(1)	39
Nurture	42	—	42
Harvest	11	—	11
Other	4	—	4
Total International and Other	97	(1)	96
Business Segment by Product Category
Grow	1,059	(139)	920
Nurture	776	(7)	769
Harvest	582	(40)	542
Other	174	(2)	172
Total Business Segment Revenue	2,591	(188)	2,403
Mass Markets Segment by Product Category
Fiber Broadband	170	(4)	166
Other Broadband	315	(28)	287
Voice and Other	214	(9)	205
Total Mass Markets Revenue	699	(41)	658
Total Revenue	$3,290	(229)	3,061
____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

We lease various dark fiber and conduit, office facilities, colocation facilities, switching facilities, other network sites. and service equipment to third parties under operating leases. Lease and sublease income are included in Operating revenue in the consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, our gross rental revenue was $262 million and $221 million, respectively, which represented approximately 8% and 7%, respectively, of our operating revenue for the three months ended March 31, 2025 and 2024.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $44 and $50	$1,136	1,193
Contract assets	18	19
Contract liabilities	696	733

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three months ended March 31, 2025, we recognized $294 million of revenue that was included in contract liabilities of $733 million as of January 1, 2025. During the three months ended March 31, 2024, we recognized $300 million of revenue that was included in contract liabilities of $698 million as of January 1, 2024, including contract liabilities that were classified as held for sale.

Performance Obligations

As of March 31, 2025, we expect to recognize approximately $6.1 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026, and thereafter was $2.2 billion, $1.9 billion and $2.0 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2025
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$203	222
Costs incurred	40	51
Amortization	(33)	(37)
End of period balance	$210	236

	Three Months Ended March 31, 2024
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$182	184
Costs incurred	33	36
Amortization	(33)	(31)
End of period balance	$182	189

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation, and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 47 months for Mass Markets customers and 34 months for Business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in Selling, general and administrative in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next 12 months in Other liabilities on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 4—Long-Term Debt and Credit Facilities

At March 31, 2025, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3 Financing"), including its parent guarantor Level 3 Parent, LLC ("Level 3 Parent") and certain subsidiary guarantors;

•Qwest Corporation ("Qwest"); and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into a credit agreement with certain financial institutions or other institutional lenders or issued senior notes. Certain of these debt instruments are described further below or Note 7 to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	March 31, 2025	December 31, 2024
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	SOFR + 6.00%	2028	352	357
Term Loan B-1(4)	SOFR + 2.35%	2029	1,602	1,606
Term Loan B-2(4)	SOFR + 2.35%	2030	1,602	1,606
Term Loan B(5)	SOFR + 2.25%	2027	56	56
Superpriority Notes	4.125% - 10.000%	2029 - 2032	1,247	1,247
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-1(6)	N/A	N/A	—	1,199
Term Loan B-2(6)	N/A	N/A	—	1,199
Term Loan B-3(7)	SOFR + 4.25%	2032	2,400	—
Former Facility Tranche B Term Loan(8)	SOFR + 1.75%	2027	12	12
First Lien Notes(9)	10.500% - 11.000%	2029 - 2030	3,846	3,846
Second Lien Notes	3.875% - 10.000%	2029 - 2032	2,579	2,579
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,296	1,428
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.250%	2028 - 2029	894	964
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,973	1,973
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations	Various	Various	250	254
Unamortized discounts, net			(412)	(395)
Unamortized debt issuance costs			(225)	(217)
Total long-term debt			17,664	17,906
Less current maturities			(330)	(412)
Long-term debt, excluding current maturities			$17,334	17,494
______________________________________________________________________
(1)As of March 31, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” is either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Term Loan A had an interest rate of 10.324% and 10.573% as of March 31, 2025 and December 31, 2024, respectively.
(4)Term Loan B-1 and B-2 each had an interest rate of 6.788% and 7.037% as of March 31, 2025 and December 31, 2024, respectively.

(5)Term Loan B had an interest rate of 6.688% and 6.937% as of March 31, 2025 and December 31, 2024, respectively.
(6)Level 3 Financing's Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56% which was 11.133% as of December 31, 2024.
(7)Level 3 Financing's Term Loan B-3 had an interest rate of 8.574% as of March 31, 2025.
(8)Level 3 Financing's Former Facility Tranche B 2027 Term Loan had an interest rate of 6.188% and 6.437% as of March 31, 2025 and December 31, 2024, respectively.
(9)Reflects Level 3 Financing's senior secured notes issued in early 2023 and first lien notes issued on March 22, 2024.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2025 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years.

(Dollars in millions)
2025 (remaining nine months)	$307
2026	89
2027	139
2028	739
2029	6,004
2030 and thereafter	11,023
Total long-term debt	$18,301

2025 Debt Transactions

Credit Facilities Transactions

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term B-1 loan facilities and secured term B-2 loan facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment revised the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured term B-3 loan facility.

The Company determined that the Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $35 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the three months ended March 31, 2025.

Redemptions

The following table sets forth the aggregate principal amount of each series of unsecured senior notes of Lumen and Level 3 Financing fully redeemed in exchange for cash on February 15, 2025. Transaction fees related to these redemptions were not significant.

Debt	Aggregate Principal Amount (in millions)
Lumen Technologies, Inc.
5.625% unsecured Senior Notes due 2025	$55
7.200% unsecured Senior Notes due 2025	29
5.125% unsecured Senior Notes due 2026	7
4.000% unsecured Senior Notes due 2027	41
Level 3 Financing, Inc.
3.400% unsecured Senior Notes due 2027	5
4.625% unsecured Senior Notes due 2027	65
Total	$202

2024 Debt Transactions

For information on various issuances, exchanges, or payments of long-term indebtedness by Lumen or its subsidiaries during 2024, see Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Lumen Credit Agreements

Lumen is a party to (i) a Superpriority Revolving/Term A Credit Agreement, dated March 22, 2024, providing for superpriority series A and series B Revolving Credit Facilities (respectively, the “Series A Revolving Credit Facility” and “Series B Revolving Credit Facility,” and, collectively, the “Revolving Credit Facilities”) and a superpriority secured term loan facility (the “Lumen TLA”) and (ii) a Superpriority Term B Credit Agreement, dated March 22, 2024, providing for two superpriority secured term loan facilities, maturing 2029 and 2030, respectively (collectively, the “Lumen TLB”), all of which are described in further detail in Note 7—Long-Term Debt and Credit Facilities— in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Lumen may prepay amounts outstanding under the Series B Revolving Credit Facility or Lumen TLA at anytime without premium or penalty. If no amounts are outstanding under the Series B Revolving Credit Facility, Lumen may prepay amounts outstanding under the Series A Revolving Credit Facility without premium or penalty.

Both of the Revolving Credit Facilities mature on June 1, 2028 (in each case subject to a springing maturity in certain circumstances). The Lumen TLA matures on June 1, 2028 and requires Lumen to make quarterly amortization payments of 1.25% of the initial principal amount and certain specified mandatory prepayments upon the occurrence of certain transactions.

The Lumen TLB requires Lumen to make quarterly amortization payments of 0.25% of the initial principal amount and certain specified mandatory prepayments upon the occurrence of certain transactions.

As of March 31, 2025, no borrowings were outstanding under Lumen’s (i) Series A Revolving Credit Facility, with commitments of approximately $489 million, or (ii) Series B Revolving Credit Facility, with commitments of approximately $465 million.

Level 3 Financing Credit Agreement

As of March 31, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured term B-3 loans outstanding under the term loan facility established by the 2024 Level 3 Credit Agreement (as amended through March 27, 2025, the “Level 3 Credit Agreement”).

Borrowings under the term loan facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the term loan facility will be 4.25%. The term loan facility is subject to a SOFR floor of 0.50%.

Level 3 Financing may voluntarily prepay loans or reduce commitments under the term loan facility, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to September 27, 2025). Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness at March 31, 2025 included:

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

Except for a limited number of senior notes issued by Qwest Corporation, the issuer generally can redeem the notes, at its option, in whole or in part, (i) pursuant to a fixed schedule of pre-established redemption prices, (ii) pursuant to a “make whole” redemption price, or (iii) under certain other specified limited conditions.

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. Lumen may draw letters of credit primarily under (i) an uncommitted $225 million revolving letter of credit facility and (ii) the Revolving Credit Facilities.

At March 31, 2025, we had $234 million undrawn letters of credit outstanding, $231 million of which were issued under the Revolving Credit Facilities and $3 million of which were issued under a separate facility maintained by other Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

Certain Guarantees and Security Interests

Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement are unsecured, but certain of Lumen’s subsidiaries have provided an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, Level 3 Financing, and certain of Level 3 Financing’s subsidiaries have provided an unconditional guarantee of payment of Lumen’s obligations under each of its Series A Revolving Credit Facility of up to $150 million and its Series B Revolving Credit Facility of up to $150 million, in each case secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries have provided an unsecured guarantee of collection of Lumen’s obligations under the Revolving Credit Facilities and Lumen TLA (such entities, the “Qwest Guarantors”).

Lumen’s obligations under the Superpriority Term Loan B Credit Agreement are unsecured. The term loans issued under this agreement are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement.

Level 3 Financing’s obligations under the Level 3 Credit Agreement are secured by a first priority lien on substantially all of its assets. In addition, the other Level 3 Collateral Guarantors have provided a guarantee of Level 3 Financing’s obligations under the Level 3 Credit Agreement secured by a lien on substantially all of their assets.

Lumen’s superpriority secured senior notes are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement (subject, in certain cases, to receipt of necessary regulatory approvals). Level 3 Financing’s obligations under its first lien notes are secured by a first priority lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, for certain notes, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the New Level 3 Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets, and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under the New Level 3 Credit Agreement, except the lien securing such guarantees is a second lien.

Lumen's reimbursement obligations under its outstanding letters of credit are secured by guarantees issued by certain of its subsidiaries.

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee the Level 3 Credit Agreement and secured notes. The senior unsecured notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc.

Covenants

Lumen

Under its Superpriority Revolving/Term Loan A Credit Agreement, Lumen may not permit:

(i) its maximum total net leverage ratio to exceed 5.50 to 1.00 with respect to each fiscal quarter ending after December 31, 2024 and stepping down to 5.25 to 1.00 with respect to each fiscal quarter ending after December 31, 2025; or

(ii) its interest coverage ratio as of the last day of any test period to be less than 2.00 to 1.00.

Lumen’s superpriority credit agreements and superpriority senior secured notes contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with our affiliates, dispose of assets, and merge or consolidate with other persons.

Lumen’s senior unsecured notes were issued under four separate indentures. These indentures restrict Lumen’s ability to (i) incur, issue, or create liens upon its property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party.

Under certain circumstances in connection with a “change of control” of Lumen, Lumen will be required to make an offer to repurchase substantially all of these senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Level 3 Financing

The Level 3 Credit Agreement and Level 3 Financing's first and second lien secured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

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

Compliance

As of March 31, 2025, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of March 31, 2025, certain of its key subsidiaries guaranteed (i) its debt outstanding under its superpriority credit agreements, its superpriority senior secured notes and its $225 million letter of credit facility and (ii) the outstanding term loans or senior secured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

Note 5—Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation, and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2024	$12
Accrued to expense	11
Payments, net	(10)
Balance at March 31, 2025	$13

Note 6—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans, and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Service cost	$5	6
Interest cost	60	63
Expected return on plan assets	(63)	(67)
Recognition of prior service credit	—	(2)
Recognition of actuarial loss	35	28
Net periodic pension expense	$37	28

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Service cost	$1	1
Interest cost	22	23
Recognition of prior service credit	(2)	(2)
Recognition of actuarial gain	(6)	(4)
Net periodic post-retirement benefit expense	$15	18

Service costs for our pension and post-retirement benefit plans are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in Other income, net on our consolidated statements of operations for the three months ended March 31, 2025 and 2024.

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

Benefits paid by the Combined Pension Plan are paid through a trust that holds the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2025 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits, and changes in funding laws and regulations. Based on current laws and circumstances, we do not expect to be required to make any additional contributions in 2025.

Note 7—(Loss) Earnings Per Common Share

Basic and diluted (loss) earnings per common share for the three months ended March 31, 2025 and 2024 were calculated as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (numerator)
Net (loss) income	$(201)	57
Net (loss) income applicable to common stock for computing basic (loss) earnings per common share	(201)	57
Net (loss) income as adjusted for purposes of computing diluted (loss) earnings per common share	$(201)	57
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,018,252	1,011,350
Non-vested restricted stock	(26,983)	(26,495)
Weighted average shares outstanding for computing basic (loss) earnings per common share	991,269	984,855
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	10
Shares issuable under incentive compensation plans	—	1,397
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	991,269	986,262
Basic (loss) earnings per common share	$(0.20)	0.06
Diluted (loss) earnings per common share(1)	$(0.20)	0.06
______________________________________________________________________
(1)For the three months ended March 31, 2025, we excluded from the calculation of diluted loss per share 12 million shares, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted (loss) earnings per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 13.5 million and 20.2 million for the three months ended March 31, 2025 and 2024, respectively.

Note 8—Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt (excluding finance lease and other obligations), interest rate swap contracts, certain equity investments, and certain indemnification obligations. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of March 31, 2025 and December 31, 2024:

		March 31, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$17,414	16,740	17,652	17,127
Indemnifications related to the sale of the Latin American business(1)	3	87	84	87	84
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 9—Segment Information

Our business is managed based on customer-facing sales channels to align with how we support our customers. Our chief operating decision maker ("CODM"), who is our CEO, makes decisions and assesses the performance of the Company reviewing two segments: Business and Mass Markets. Our reportable segments have not been aggregated.

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

The following tables summarize our segment results for the three months ended March 31, 2025 and 2024, based on the segment categorization we were operating under at March 31, 2025.

	Three Months Ended March 31, 2025
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,524	658
Segment expenses
Cost of services and products	738	14
Headcount costs	286	150
Non-headcount costs	334	113
Total segment expense	1,358	277
Total segment adjusted EBITDA	$1,166	381

	Three Months Ended March 31, 2024
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,591	699
Segment expenses
Cost of services and products	738	17
Headcount costs	344	167
Non-headcount costs	341	132
Total segment expense	1,423	316
Total segment adjusted EBITDA	$1,168	383

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

The following items are excluded from our segment results, because they are centrally managed and not monitored by or reported to our chief operating decision maker by segment:

•network expenses not incurred as a direct result of providing services and products to segment customers and centrally managed expenses such as Finance, Human Resources, Legal, Marketing, Product Management, and IT, all of which are reported as "other unallocated expense" in the table below;

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation;

•other income and expense items; and

•income tax expense.

The following table reconciles total segment adjusted EBITDA to net (loss) income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Total segment adjusted EBITDA	$1,547	1,551
Depreciation and amortization	(713)	(748)
Other unallocated expense	(717)	(744)
Stock-based compensation expense	(10)	(14)
Operating income	107	45
Total other (expense) income, net	(352)	57
(Loss) income before taxes	(245)	102
Income tax (benefit) expense	(44)	45
Net (loss) income	$(201)	57

Note 10—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings, and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations, or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at March 31, 2025 and December 31, 2024, we had accrued $77 million and $78 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $77 million accrual at March 31, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Houser Shareholder Suit

Lumen and certain of its current and former officers and directors were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The original complaint asserted claims on behalf of a putative class of former Level 3 Communications, Inc. ("Level 3") shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The original complaint sought damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the original complaint. The plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. The plaintiffs filed an amended complaint asserting the same claims and prayer for relief, and we filed a motion to dismiss. The court granted our motion to dismiss in May 2023 and the plaintiffs appealed that dismissal. In August 2024, the appellate court set aside the trial court's dismissal. In October 2024, we filed a petition with the Colorado Supreme Court seeking a review of the appellate court's decision, and the petition for review was granted.

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

Associated Derivative Litigation. On August 5, 2024, a purported shareholder of Lumen filed a shareholder derivative complaint on behalf of Lumen captioned Slack v. Allen, et al., Case 3:24-cv-01043-TAD-KMM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges claims for breach of fiduciary duty, violations of the federal securities laws, and other causes of action against current and former officers and directors of Lumen allegedly responsible for omitting or misstating material information related to Lumen’s expansion of its Quantum Fiber business. The complaint seeks money damages, attorneys’ fees and costs, and other relief. Substantially similar derivative cases have been filed as follows: (i) on August 20, 2024, Capistrano v. Storey, et al., Case 3:24-cv-01130-TAD-KMM, in the U.S. District Court for the Western District of Louisiana; and on (ii) October 11, 2024, Ostrow v. Johnson, et al., Case 2024-3706, in the 4th Judicial District Court for the Parish of Ouachita, State of Louisiana, subsequently removed on October 11, 2024, to the U.S. District Court for the Western District of Louisiana as Case 3:24-cv-01399-TAD-KMM. The plaintiff in each case voluntarily dismissed the proceeding.

Lead-Sheathed Cable Litigation

Disclosure Litigation. In re Lumen Technologies, Inc. Securities Litigation II. On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Glauber, et al. v. Lumen Technologies (now captioned In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290), in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief. On March 31, 2025, the court granted Lumen's motion to dismiss plaintiffs' claims with prejudice.

Derivative Litigation. On June 11, 2024, a purported shareholder of Lumen filed a shareholder derivative complaint on behalf of Lumen captioned Brown v. Johnson, et al., Case 3:24-cv-00798-TAD-KDM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges claims for breach of fiduciary duty, violations of the federal securities laws, and other causes of action against current and former officers and directors of Lumen relating to placement or presence of lead-sheathed telecommunications cables. The complaint seeks damages, injunctive relief, and attorneys' fees. Substantially similar derivative cases have been filed as follows: (i) on August 9, 2024, Pourarian v. Johnson, et al., Case 3:24-cv-01071-TAD-KMM in the U.S. District Court for the Western District of Louisiana; (ii) on September 9, 2024, Capistrano v. Johnson, et al., Case 3:24-cv-01234-TAD-KMM in the U.S. District Court for the Western District of Louisiana; (iii) on September 16, 2024, Vogel v. Perry, et al., Case 2024-3360 in the 4th Judicial District Court for the Parish of Ouachita, State of Louisiana, subsequently removed on September 17, 2024 to the U.S. District Court for the Western District of Louisiana as Case 3:24-cv-01274-TAD-KMM; and (iv) on September 25, 2024, Murray v. Allen, et al., Case 3:24-cv-01320 in the U.S. District Court for the Western District of Louisiana. In April 2025, the court consolidated the Brown, Pourarian, Capistrano, and Murray actions and stayed the consolidated action pending further developments in In re Lumen Technologies, Inc. Securities Litigation II.

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575, asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case was removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA. On December 6, 2024, the plaintiffs voluntarily dismissed the class action complaint without prejudice. On December 13, 2024, St. Mary’s Parish along with other parishes, municipalities, and two individuals served a notice of intent to file citizen suit under the Louisiana Environmental Quality Act, asserting claims identical to the class action which the plaintiffs voluntarily dismissed. In April 2025, the Village of Parks (one of the municipalities which had served a notice of intent to file a citizen suit) served Lumen with a petition in an action captioned Village of Parks v. Lumen Technologies, Inc., Case 95026, in the 16th Judicial District Court for the Parish of St. Martin, State of Louisiana. The Village of Parks petition seeks damages and injunctive relief under Louisiana state law.

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 137935, asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, Case 6:23-CV-01748. In December 2024, the plaintiffs filed an amended complaint and a motion for remand.

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding the plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision reduced our exposure in the case. In a June 2021 ruling in one of the pending cases, another trial court awarded the cities of Columbia and Joplin approximately $55 million, plus statutory interest. On appeal, the Missouri Court of Appeals affirmed in part and reversed in part, vacated the judgment and remanded the case to the trial court with instructions for further proceedings consistent with the Missouri Supreme Court's decision. A new trial has been set for August 2025.

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the 9th Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The 9th Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen’s post-trial motions for relief, and Lumen has appealed the judgment to the 9th Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

In December 2020, the Staff of the Washington Utilities and Transportation Commission ("WUTC") filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial, the WUTC issued an order imposing a penalty of approximately $1 million. We appealed that decision to the Washington state Court of Appeals.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 8—Fair Value of Financial Instruments.

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

•FCC. The FCC’s Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs, federal funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company the FCC has determined poses a national security threat to the integrity of U.S. communications networks or the communications supply chain.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits naming various defendants and asserting various claims for relief have been filed. To date, three of those name our affiliate Qwest Corporation as being at fault: Allstate Fire and Casualty Insurance Company, et al., v. Qwest Corp., et al., Case 2023-cv-3048, and Wallace, et al. v. Qwest Corp., et al., Case 2023-cv-30488, both of which have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195. The consolidated proceeding is pending in Colorado District Court, Boulder, Colorado. Preliminary estimates of potential damage claims exceed $2 billion.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC (“PRS”), acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect, and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. The plaintiff has filed a Notice of Appeal and Lumen submitted a cross-appeal as to the original motion to dismiss and motion for summary judgment.

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

We are subject to various foreign, federal, state, and local environmental protection and health and safety laws. From time to time, we are subject to judicial and administrative proceedings brought by various governmental authorities under these laws. Several such proceedings are currently pending, but none is reasonably expected to exceed $300,000 in fines and penalties. In addition, in the past we acquired companies that had installed lead-sheathed cables several decades earlier, or had operated certain manufacturing companies in the first part of the 1900s. Under applicable environmental laws, we could be named as a potentially responsible party for a share of the remediation of environmental conditions arising from the historical operations of our predecessors.

The outcomes of these other proceedings described under this heading are not predictable. However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available defenses and any insurance coverage or indemnification rights, will have a material adverse effect on us.

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 18—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider insignificant may ultimately affect us materially.

Note 11—Other Financial Information

Other Current Assets, net

The following table presents details of other current assets, net reflected on our consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$411	372
Income tax receivable	384	483
Materials, supplies and inventory	124	146
Contract assets	16	16
Contract acquisition costs	104	102
Contract fulfillment costs	117	109
Assets held for sale	24	24
Other	17	22
Total other current assets, net	$1,197	1,274

Current Liabilities

Included in accounts payable at March 31, 2025 and December 31, 2024 were $169 million and $248 million, respectively, associated with capital expenditures.

Note 12—Accumulated Other Comprehensive Loss

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the three months ended March 31, 2025:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive income (loss) before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss	26	(6)	—	20
Net current-period other comprehensive income (loss)	26	(6)	3	23
Balance at March 31, 2025	$(977)	314	(37)	(700)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2025:

Three Months Ended March 31, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$29	Other income, net
Prior service credit	(2)	Other income, net
Total before tax	27
Income tax benefit	(7)	Income tax (benefit) expense
Net of tax	$20
________________________________________________________________________
(1)See Note 6—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the three months ended March 31, 2024:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1,045)	276	(41)	(810)
Other comprehensive loss before reclassifications	—	—	(4)	(4)
Amounts reclassified from accumulated other comprehensive loss	20	(5)	—	15
Net current-period other comprehensive income (loss)	20	(5)	(4)	11
Balance at March 31, 2024	$(1,025)	271	(45)	(799)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the three months ended March 31, 2024:

Three Months Ended March 31, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$24	Other income, net
Prior service credit	(4)	Other income, net
Total before tax	20
Income tax benefit	(5)	Income tax (benefit) expense
Net of tax	$15
________________________________________________________________________
(1)See Note 6—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Note 13—Labor Union Contracts

As of March 31, 2025, approximately 21% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). Approximately 90% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12-month period ending March 31, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part II of this report for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity, or prospects.

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with the information included in our Annual Report on Form 10-K for the year ended December 31, 2024 and with the consolidated financial statements and related notes in Item 1 of Part I of this report. The results of operations and cash flows for the first three months of the year are not necessarily indicative of the results of operations and cash flows that might be expected for the entire year.

We are a networking company with the goal of connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world's most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. As of March 31, 2025, we had approximately 24,000 employees.

Macroeconomic Changes

Over the past few years macroeconomic changes have impacted us and our customers in several ways.

We believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. None of these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates increased the cost of enabling units to be capable of receiving our Quantum Fiber broadband services. We believe these factors also occasionally contributed to a delay in attaining our Quantum Fiber buildout targets.

Increasing business and geopolitical uncertainty, new tariffs, supply constraints, or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans, further delaying customer decision-making, or otherwise interfering with our ability to deliver products and services.

To the extent these above-mentioned macroeconomic pressures continue, we could experience additional deterioration in our projected cash flows or market capitalization, or make significant changes to the assumed discount rates or market multiples that we use to determine the fair value of our reporting units.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to domestic residential and small business customers. At March 31, 2025, we served 2.5 million broadband subscribers under our Mass Markets segment.

See Note 9—Segment Information to our consolidated financial statements in Item 1 of Part I of this report for additional information.

We categorize our Business segment revenue among the following products and services categories:

•Grow, which includes existing and emerging products and services in which we are significantly investing, including our dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks, Unified Communications and Collaboration, and wavelengths services;

•Nurture, which includes our more mature offerings, including ethernet, and VPN data networks services;

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services; and

•Other, which includes equipment sales, managed and professional service solutions, and other services.

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

•Changes in customer preferences and in the regulatory, technological, and competitive environment are (i) significantly reducing demand for our more mature service offerings, commoditizing certain offerings, or resulting in volume or rate reductions for other offerings and (ii) creating certain opportunities for us arising out of increased demand for advanced networking services and high-speed, low-latency secure data transmissions.

•The operating margins of some of our newer, more technologically advanced services, some of which may connect to customers through other carriers, are lower than the operating margins on our traditional, on-net wireline services.

•Uncertainties regarding our financial performance and overall leverage have caused, and may continue to cause, certain customers and other third parties to avoid transacting business with us.

•Our expenses will be impacted by higher vendor costs, reduced economies of scale and other dis-synergies due to our 2022 and 2023 divestitures and any future divestitures.

•Declines in our traditional wireline services and other more mature offerings have necessitated continuous right-sizing of our cost structure to remain competitive.

•We have historically generated revenue by entering into transactions that utilize excess conduit, fiber, or other assets on our network to create custom networks for our customers, including through our Private Connectivity FabricSM solutions. We plan to continue to actively pursue additional revenue-generating opportunities with respect to these assets through right-of-use agreements, leases, or other agreements. We may or may not consummate such transactions from time to time, and the revenue from, and obligations associated with, any such opportunities may be significant, either individually or in the aggregate. The completion of any future transactions may be subject to customary conditions, and may not be executed in a timely manner, or at all.

These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

Results of Operations

In this section, we discuss our overall results of operations and highlight special items that are not included in our segment results. In "Segment Results" we review the performance of our two reporting segments in more detail.

The following table summarizes the results of our consolidated operations for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share amounts)
Operating revenue	$3,182	3,290
Operating expenses	3,075	3,245
Operating income	107	45
Total other (expense) income, net	(352)	57
(Loss) income before income taxes	(245)	102
Income tax (benefit) expense	(44)	45
Net (loss) income	$(201)	57
Basic (loss) earnings per common share	$(0.20)	0.06
Diluted (loss) earnings per common share	$(0.20)	0.06

Our over-arching strategic goal is to digitally connect people, data, and applications quickly, securely, and effortlessly. As the trusted network for AI, Lumen uses the scale of our network to help companies realize AI's full potential. To attain these goals, we strive to, among other things:

•deliver best in class infrastructure to meet network, transport, data, and computing needs;

•optimize and innovate the way locations, data centers, and clouds connect;

•limit, detect, and mitigate network and data security vulnerabilities;

•expand our product offerings and strengthen our digital self-service ordering platforms;

•create a more adaptive and integrated network;

•continue to monetize our network-related assets, principally through the sale of Private Connectivity FabricSM (“PCF”) solutions;

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

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our five revenue sales channels within the Business segment described above:

	Three Months Ended March 31,		% Change
	2025	2024
	(Dollars in millions)
Business Segment:
Large Enterprise	$737	765	(4)%
Mid-Market Enterprise	513	577	(11)%
Public Sector	483	421	15%
Wholesale	705	731	(4)%
International and Other	86	97	(11)%
Business Segment Revenue	2,524	2,591	(3)%
Mass Markets Segment Revenue	658	699	(6)%
Total consolidated operating revenue	$3,182	3,290	(3)%

Our consolidated operating revenue decreased by $108 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. See our segment results below for information on the drivers of our revenue.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		% Change
	2025	2024
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,687	1,652	2%
Selling, general and administrative	675	823	(18)%
Net loss on sale of business	—	22	nm
Depreciation and amortization	713	748	(5)%
Total operating expenses	$3,075	3,245	(5)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $35 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily due to an increase of approximately $70 million from higher facilities costs, partially offset by a decrease of $39 million in employee-related expense from lower headcount.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $148 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease was primarily due to a decline of (i) $140 million in legal and other professional fees, mainly driven by our debt transaction in the first quarter of 2024 with no comparably-sized transaction in the first quarter of 2025, and (ii) $32 million in employee-related expenses from lower headcount. These decreases were partially offset by an increase of $49 million related to a loss on the sale of operating assets in the first quarter of 2025 and recognition in the first quarter of 2024 of a deferred gain on the sale of select CDN contracts.

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized for the three months ended March 31, 2024, see Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2025	2024
	(Dollars in millions)
Depreciation	$461	476	(3)%
Amortization	252	272	(7)%
Total depreciation and amortization	$713	748	(5)%

Depreciation expense decreased by $15 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily due to a decrease of $12 million from accelerated depreciation of CDN assets in 2024 and a decrease of $8 million due to decommissioned assets. These decreases were partially offset by an increase of $3 million associated with the net increase in depreciable assets.

Amortization expense decreased by $20 million for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This was due to a $13 million decrease associated with net reduction in amortizable assets and a $7 million decrease associated with the accelerated amortization of software assets.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Other Consolidated Results

The following table summarizes our total other (expense) income, net and income tax (benefit) expense:

	Three Months Ended March 31,		% Change
	2025	2024
	(Dollars in millions)
Interest expense	$(347)	(291)	19%
Net (loss) gain on early retirement of debt	(35)	275	nm
Other income, net	30	73	(59)%
Total other (expense) income, net	$(352)	57	nm
Income tax (benefit) expense	$(44)	45	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense increased by $56 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was due to the increase in the average interest rate from (i) 6.98% to 7.67% for the three months ended March 31, 2024 compared to the three months ended March 31, 2025. This increase was partially offset by a decrease of approximately $2 billion in average outstanding long-term debt for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Net (Loss) Gain on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net (loss) gain on debt we recognized for the three months ended March 31, 2025, see Note 4—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024 for discussion of the 2024 transactions that resulted in the net gain on debt recognized for the three months ended March 31, 2024.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including (i) components of net periodic pension and post-retirement benefit costs, (ii) foreign currency gains and losses, (iii) our share of income from partnerships we do not control, (iv) interest income from cash and cash equivalents, (v) gains and losses from non-operating asset dispositions, (vi) income from transition and separation services provided by us to the purchasers of our divested businesses, and (vii) other non-core items.

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(46)	(39)
Foreign currency gain (loss)	2	(12)
Gain on investment in limited partnership	—	20
Transition and separation services	37	35
Interest income	21	58
Other	16	11
Total other income, net	$30	73

Income Tax Expense

For the three months ended March 31, 2025, our effective income tax rate was 18.0%, which was driven by interest on our uncertain tax position reserves. For the three months ended March 31, 2024, our effective income tax rate was 44.1%, including an unfavorable impact of interest on our uncertain tax position reserves.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Operating revenue
Business	$2,524	2,591
Mass Markets	658	699
Total operating revenue	$3,182	3,290

Reconciliation of segment EBITDA to total adjusted EBITDA is below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net (loss) income	$(201)	57
Income tax (benefit) expense	(44)	45
Total other expense (income), net	352	(57)
Depreciation and amortization expense	713	748
Stock-based compensation expense	10	14
Total adjusted EBITDA	$830	807
Business segment adjusted EBITDA	$1,166	1,168
Mass Markets segment adjusted EBITDA	381	383
Other unallocated amounts	(717)	(744)

For additional information on our reportable segments and product and services categories, see Note 3—Revenue Recognition and Note 9—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended March 31,		% Change
	2025	2024
	(Dollars in millions)
Business Segment Product Categories:
Grow	$1,136	1,059	7%
Nurture	666	776	(14)%
Harvest	534	582	(8)%
Other	188	174	8%
Total segment revenue	2,524	2,591	(3)%
Expenses:
Total segment expense	1,358	1,423	(5)%
Total segment adjusted EBITDA	$1,166	1,168	—%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Business segment revenue decreased $67 million for the three months ended March 31, 2025 as compared to March 31, 2024. Within each product category for the three months ended March 31, 2025 as compared to the comparable period ended March 31, 2024:

•Grow increased by $77 million, primarily due to an increase of revenue from dark fiber and conduit of $51 million and growth in IP services of $19 million;

•Nurture decreased by $110 million, primarily due to declines in traditional VPN services of $88 million and declines in Ethernet services of $26 million;

•Harvest decreased by $48 million, primarily due to a $43 million decline in legacy voice services; and

•Other increased by $14 million, primarily due to increases in equipment sales revenue of approximately $10 million.

Business segment expense decreased by $65 million for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024 primarily driven by a decrease of $57 million in employee-related costs due to lower headcount.

Business segment adjusted EBITDA as a percentage of segment revenue was 46% for the three months ended March 31, 2025 and 45% for the three months ended March 31, 2024.

Mass Markets Segment

	Three Months Ended March 31,		% Change
	2025	2024
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$209	170	23%
Other Broadband	257	315	(18)%
Voice and Other	192	214	(10)%
Total segment revenue	658	699	(6)%
Expenses:
Total segment expense	277	316	(12)%
Total segment adjusted EBITDA	$381	383	(1)%

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

Mass Markets segment revenue decreased $41 million for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024. More specifically, within each product category:

•Fiber Broadband revenue increased $39 million, primarily driven by growth in the number of fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased $58 million, primarily due to fewer customers for our lower speed copper-based broadband services; and

•Voice and Other decreased $22 million, principally due to the continued loss of copper-based voice customers.

Mass Markets segment expense decreased $39 million for the three months ended March 31, 2025, respectively, as compared to the three months ended March 31, 2024, primarily driven by decreases of $18 million in employee-related costs due to lower headcount, $5 million in marketing and advertising expense and $5 million in other network related costs.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 58% for the three months ended March 31, 2025 and 55% for the three months ended March 31, 2024.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

We are a holding company that is dependent on the capital resources of our subsidiaries to satisfy our parent company liquidity requirements. Several of our significant operating subsidiaries have borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries or affiliates. The terms of the instruments governing the indebtedness of these borrowers or borrowing groups may restrict our ability to access their accumulated cash. In addition, our ability to access the liquidity of these and other subsidiaries may be constrained by tax, legal, and other limitations. For additional information, see "Debt Instruments and Financing Arrangements" below.

At March 31, 2025, we held cash and cash equivalents of $1.9 billion. As of March 31, 2025 we had approximately $723 million of borrowing capacity available under our approximately $1.0 billion of Revolving Credit Facilities, net of undrawn letters of credit issued to us thereunder. We typically use our Revolving Credit Facilities as a source of liquidity for operating activities and our other cash requirements. We had approximately $70 million of cash and cash equivalents outside the United States at March 31, 2025. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes or significant foreign taxes. We do not currently intend to repatriate to the United States any material amounts of our foreign cash and cash equivalents from operating entities.

Our senior leadership team and our Board of Directors review our sources and potential uses of cash in connection with our annual budgeting process and throughout the year as circumstances warrant. Generally speaking, our principal funding source is cash from operating activities, and our principal cash requirements include operating expenses, capital expenditures, income taxes, debt payments, periodic securities repurchases, periodic pension contributions, and other benefits payments.

Based on our current capital allocation objectives, during 2025 we project expending approximately $4.1 billion to $4.3 billion of capital expenditures.

For the 12-month period ending March 31, 2026, we project that our fixed commitments will include (i) $52 million of scheduled term loan amortization payments, (ii) $40 million of finance lease and other fixed payments, and (iii) $238 million of debt maturities.

We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our senior leadership team and our Board. We may also draw on our Revolving Credit Facilities as a source of liquidity for operating activities and to give us additional flexibility to finance our capital investments, payments of debt, pension contributions, and other cash requirements.

For additional information, see "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Capital Expenditures

We incur capital expenditures on an ongoing basis to expand and improve our service offerings, enhance and modernize our networks, fulfill our contractual obligations, and compete effectively in our markets. We evaluate our discretionary capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels, and customer retention) and our expected return on investment. The amount of our capital investment is influenced by, among other things, current and projected demand for our services and products, our network and customer contract requirements, cash flow generated by operating activities, cash required for debt service and other purposes, regulatory considerations (such as governmentally-mandated infrastructure buildout requirements), and the availability of requisite supplies, labor, and permits.

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our PCF and Quantum Fiber buildout plans. A portion of our 2025 capital expenditures will also be focused on replacing aged network assets. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below, and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Instruments and Financing Arrangements

Debt Instruments

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured term B-1 loan facilities and secured term B-2 loan facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment amended the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and to make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured term B-3 loan facility.

On February 15, 2025, (i) Lumen Technologies redeemed approximately $132 million aggregate principal amount of its unsecured senior notes and (ii) Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes, both in exchange for cash.

At March 31, 2025, we had:

•$13.7 billion of outstanding consolidated secured indebtedness;

•$4.4 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized premiums, net, and (iii) unamortized debt issuance costs); and

•approximately $723 million of unused borrowing capacity under our Revolving Credit Facilities, as discussed further below.

Under its credit agreements dated March 22, 2024, Lumen maintained at March 31, 2025 (i) approximately $1.0 billion of superpriority Revolving Credit Facilities, under which it owed nothing as of such date, and had approximately $231 million of letters of credit issued and undrawn as of such date, and (ii) approximately $3.6 billion of drawn superpriority term loan facilities. Under its credit agreement dated March 22, 2024, as amended on March 27, 2025, Level 3 Financing, Inc. maintained at March 31, 2025, $2.4 billion of drawn secured term loan facilities.

At March 31, 2025, we had $234 million undrawn letters of credit outstanding, $231 million of which were issued under our Revolving Credit Facilities and $3 million of which were issued under a separate facility maintained by other Lumen subsidiaries (the full amount of which is collateralized by cash).

In addition to indebtedness under their above-mentioned credit agreements, Lumen and Level 3 Financing, Inc. are indebted under their respective outstanding senior notes, and certain of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

For additional information on the terms and conditions of the above-described debt instruments, including financial and operating covenants, see (i) Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and (iii) "—Other Matters" below.

Future Debt Transactions

Subject to market conditions, we plan to continue to issue debt instruments from time to time to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent permitted under our debt covenants and consistent with our capital allocation strategies. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings
Lumen Technologies, Inc.:
Unsecured	Caa2	CCC	CCC-
Secured	B3/Caa1	B+/CCC	B+

Level 3 Financing, Inc.
Unsecured	Caa1	CCC	CCC-
Secured	B1/B3	B+/B-	B+/CCC

Qwest Corporation:
Unsecured	Caa2	B	B+

Our credit ratings are reviewed and adjusted from time to time by the rating agencies. Any future changes in the senior unsecured or secured debt ratings of us or our subsidiaries could impact our access to capital or borrowing costs. We cannot provide any assurances that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors—Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, improve our financial flexibility, or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 Part I of this report for additional information.

Federal Income Tax Obligations

As of December 31, 2024, Lumen Technologies had approximately $570 million of federal net operating loss carryforwards ("NOLs") which, for U.S. federal income tax purposes, may be used to offset future taxable income. The majority of these NOLs were acquired through the Level 3 Communications, Inc. acquisition on November 1, 2017 and are subject to limitations under Section 382 of the Internal Revenue Code of 1986, as amended ("Section 382"). We maintain a Section 382 rights agreement designed to safeguard our ability to use those NOLs through late 2026. For additional information about our NOLs, see Note 16—Income Taxes to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

We expect to use substantially all of our remaining NOLs in future periods in accordance with Section 382's annual limitations, although we cannot guarantee this. See "Risk Factors—Financial Risks—We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

In 2021, the Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. These global minimum tax rules have increased our administrative and compliance burdens but the impact to our financial statements is immaterial. We anticipate further legislative activity and administrative guidance throughout 2025 and continue to monitor evolving global tax legislation.

Pension and Post-retirement Benefit Obligations

We are subject to material obligations under our existing defined benefit pension plans and post-retirement benefit plans. At December 31, 2024, the accounting unfunded status of our qualified and non-qualified defined benefit pension plans and our qualified post-retirement benefit plans was $645 million and $1.7 billion, respectively. For additional information about our pension and post-retirement benefit arrangements, see "Critical Accounting Policies and Estimates—Pension and Post-retirement Benefits" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024; also see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of the same report.

Benefits paid by our Combined Pension Plan are paid through the trust that holds the Combined Pension Plan's assets. Based on current laws and circumstances, we do not expect any contributions to be required for our Combined Pension Plan during 2025. The amount of required contributions to our Combined Pension Plan in 2026 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits, and changes in funding laws and regulations. We occasionally make voluntary contributions to our plans in addition to required contributions and reserve the right to do so in the future. We currently do not expect to make a voluntary contribution in 2025.

Substantially all of our post-retirement health care and life insurance benefits plans are unfunded and are paid by us with available cash. Based on our most recent estimates, we expect to pay approximately $186 million of post-retirement benefits, net of participant contributions and direct subsidies, for the full year 2025. For additional information on our expected future benefits payments for our post-retirement benefit plans, see Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan, associated with these lump sum payments only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. See Note 11—Employee Benefits to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024 for additional information.

For 2025, our expected annual long-term rate of return on the pension plan assets is 6.5%. However, actual returns, if any, could be substantially different.

See Note 6—Employee Benefits to our consolidated financial statements in Item 1 of Part I of this report for more information.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Federal Broadband Support Programs

The FCC's Rural Digital Opportunity Fund (“RDOF”) program aims to support broadband expansion in rural areas throughout America. As part of Phase 1 of this program, we were awarded funding in several of the states in which we operate and we receive an insignificant amount of monthly support payments. Federal and state agencies continue to implement broadband initiatives to enhance broadband access and affordability, and we anticipate these programs may increase competition in newly-served areas.

For additional information on these programs, see (i) Note 4—Revenue Recognition to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, (ii) "Business—Regulation of Our Business" in Item 1 of Part I of the same Annual Report, and (iii) "Risk Factors—Legal and Regulatory Risks" in Item 1A of Part I of the same Annual Report.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		$ Change
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$1,095	1,102	(7)
Net cash used in investing activities	(769)	(698)	71
Net cash used in financing activities	(314)	(1,060)	(746)

Operating Activities

Net cash provided by operating activities decreased by $7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to our receipt of a federal income tax cash refund in the first quarter of 2024 and lower net income adjusted for non-cash expenses and gains, partially offset by an increase in deferred revenue primarily due to receipt of advance cash payments pursuant to our recent sales of PCF solutions. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $71 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to increased capital expenditures.

Financing Activities

Net cash used in financing activities decreased by $746 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to higher net proceeds from issuance of long-term debt during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Additionally, this decrease is driven by decreased payment of debt extinguishment costs and fees, driven by the debt transactions during the first quarter of 2024 described elsewhere herein. These decreases were partially offset by higher net payments of long-term debt during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

See Note 4—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information on our outstanding debt securities.

Other Matters

We have cash management and loan arrangements with a majority of our income-generating subsidiaries, in which a substantial portion of the aggregate cash of those subsidiaries is periodically advanced or loaned to us or our service company affiliate. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these arrangements. In accordance with generally accepted accounting principles, these arrangements are reflected in the balance sheets of our subsidiaries but are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables, has resulted in regulatory inquiries, and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of March 31, 2025, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 10—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures included herein under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

We are also involved in various other legal proceedings that could substantially impact our financial position. See Note 10—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of March 31, 2025, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Our management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities. As of March 31, 2025, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of March 31, 2025, we had approximately $6.0 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our $6.0 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $60 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at March 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective, as of March 31, 2025, in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Internal Controls

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 10—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 10 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as further supplemented below:

Changes in U.S. and foreign government administrative policy, including the imposition of, or increases in, tariffs, and changes to existing trade agreements, could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, the imposition of or significant increases in tariffs on goods imported into the U.S. and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has implemented or increased tariffs and announced it intends to implement or increase additional tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war; other governmental action related to tariffs or trade agreements; changes in U.S. social, political, regulatory, and economic conditions or in laws and policies governing foreign trade, manufacturing, development, and investment in the territories and countries where we currently develop and sell products; and any resulting negative sentiments toward the U.S. as a result of such changes, could have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the first quarter of 2025 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
January 2025	48,080	$5.53
February 2025	99,236	$4.72
March 2025	2,001,277	$4.73
Total	2,148,593

ITEM 6. EXHIBITS

Exhibits filed or furnished as part of this report are listed below.

Exhibit Number	Description	Filed or Furnished with this Form 10-Q	Incorporated by Reference
			Filer and File No.(1)	Form	Date(2)
10.1
First Amendment Agreement, dated as of March 27, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent, to the Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent.
X
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to Consolidated Financial Statements.
X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X
_______________________________________________________________________________
(1) For purposes of this column, (i) "Registrant" means Lumen Technologies, Inc. (File No. 001-07784), formerly named Century Link, Inc., Century Tel, Inc. and Century Telephone Enterprises, Inc., (ii) “Qwest” means Qwest Corporation (File No. 001-03040), (iii) “Qwest Parent” means Qwest Communications International, Inc. (File No. 001-15577), and (iv) “Level 3” means Level 3 Parent, LLC (File No. 001-35134), successor-in-interest to Level 3 Communications, Inc.
(2)Represents (i) the date appearing on the cover page of each applicable 10-K or 10-Q report and (ii) the date of filing with respect to all other reports.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2025.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer)