Form 10-Q
period 2025-06-30
Lumen Technologies, Inc.
filed 2025-07-31
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-7784

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On July 29, 2025, there were 1,026,140,909 shares of common stock outstanding.

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

•statements concerning our completed, pending, or proposed transactions, including with respect to our agreement to sell our Mass Markets fiber-to-the-home business in 11 states to AT&T, investments, product development, Private Connectivity FabricSM and Quantum Fiber buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax position, tax assets, tax rates, anticipated tax refunds, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, securities repurchase plans, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include but are not limited to:

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

•our ability to successfully and timely monetize our network-related assets through leases, commercial service arrangements or similar transactions (including as part of our Private Connectivity FabricSM solutions), including the possibility that the benefits of or demand for these transactions may be less than anticipated, that the costs thereof may be more than anticipated, or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards and obligations, broadband deployment, data protection, network security, privacy, and net neutrality;

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and pension contributions and other benefits payments;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven by the growth of artificial intelligence (“AI”) applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

•our ability to enhance our growth products and manage the decline of our legacy products, including by maintaining the quality and profitability of our existing offerings, introducing profitable new offerings on a timely and cost-effective basis, and transitioning customers from our legacy products to our newer offerings;

•our ability to successfully and timely implement our corporate strategies, including our transformation, modernization and simplification, buildout and deleveraging strategies;

•our ability to successfully consummate and timely realize the anticipated benefits from the pending sale of our Mass Markets fiber-to-the-home business in 11 states to AT&T;

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, our 2024 debt modification and extinguishment transactions, and our 2025 debt refinancing transactions, in each case as described in our prior reports filed with the U.S. Securities and Exchange Commission (the "SEC");

•changes in our operating plans, corporate strategies, or capital allocation plans, whether based upon changes in our cash flows, cash requirements, financial performance, financial position, market or regulatory conditions, or otherwise;

•the impact of any future material acquisitions or divestitures that we may transact, including our pending divestiture of our Mass Markets fiber-to-the-home business in 11 states;

•the negative impact of increases in the costs of our pension, healthcare, post-employment, or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, or regulations;

•the impact of events that harm our reputation or brands, including the potential negative impact of customer or shareholder complaints, government investigations, security breaches, or service outages impacting us or our industry;

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

•our ability to continue to use intellectual property necessary to conduct our operations;

•any adverse developments in legal or regulatory proceedings involving us;

•changes in tax, trade, tariff, pension, healthcare, or other laws or regulations, in governmental support programs, or in general government funding levels, including those arising from governmental programs promoting broadband development;

•our ability to use our net operating loss carryforwards in the amounts projected and to fully realize any anticipated benefits from recently-enacted federal tax legislation;

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

•the effects of more general factors such as changes in exchange rates, in operating costs, in public policy, in the views of financial analysts, or in general market, labor, economic, public health, or geopolitical conditions; and

•other risks referenced in the "Risk Factors" section or other portions of this report or other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,092	3,268	6,274	6,558
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,624	1,653	3,311	3,305
Selling, general and administrative	755	742	1,430	1,565
Net (gain) loss on sale of business	—	(5)	—	17
Depreciation and amortization	688	743	1,401	1,491
Goodwill impairment	628	—	628	—
Total operating expenses	3,695	3,133	6,770	6,378
OPERATING (LOSS) INCOME	(603)	135	(496)	180
OTHER (EXPENSE) INCOME
Interest expense	(338)	(373)	(685)	(664)
Net (loss) gain on early retirement of debt (Note 5)	(236)	3	(271)	278
Other income, net	28	194	58	267
Total other expense, net	(546)	(176)	(898)	(119)
(LOSS) INCOME BEFORE INCOME TAXES	(1,149)	(41)	(1,394)	61
Income tax (benefit) expense	(234)	8	(278)	53
NET (LOSS) INCOME	$(915)	(49)	(1,116)	8
BASIC AND DILUTED (LOSS) EARNINGS PER COMMON SHARE
BASIC	$(0.92)	(0.05)	(1.12)	0.01
DILUTED	$(0.92)	(0.05)	(1.12)	0.01
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	994,543	987,239	992,906	986,047
DILUTED	994,543	987,239	992,906	987,224
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
NET (LOSS) INCOME	$(915)	(49)	(1,116)	8
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(8), $(5), $(15) and $(11) tax	22	16	44	34
Change in net prior service cost, net of $1, $1, $1 and $2 tax	(1)	(2)	(3)	(5)
Foreign currency translation adjustment, net of $—, $—, $— and $— tax	—	(1)	3	(5)
Other comprehensive income	21	13	44	24
COMPREHENSIVE (LOSS) INCOME	$(894)	(36)	(1,072)	32
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,568	1,889
Accounts receivable, less allowance of $53 and $59	1,266	1,231
Assets held for sale	3,692	24
Other current assets, net	1,211	1,250
Total current assets	7,737	4,394
Property, plant and equipment, net of accumulated depreciation of $23,158 and $23,121	18,665	20,421
GOODWILL AND OTHER ASSETS
Goodwill	—	1,964
Other intangible assets, net	4,525	4,806
Other assets, net	2,049	1,911
Total goodwill and other assets	6,574	8,681
TOTAL ASSETS	$32,976	33,496
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$331	412
Accounts payable	831	749
Accrued expenses and other liabilities
Salaries and benefits	588	716
Income and other taxes	285	272
Current operating lease liabilities	275	253
Interest	151	197
Other current liabilities	179	179
Liabilities held for sale	110	—
Current portion of deferred revenue	882	861
Total current liabilities	3,632	3,639
LONG-TERM DEBT	17,565	17,494
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,496	2,890
Benefit plan obligations, net	2,152	2,205
Deferred revenue	4,450	3,733
Other liabilities	3,276	3,071
Total deferred credits and other liabilities	12,374	11,899
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,026,860 and 1,014,768 shares	19,162	19,149
Accumulated other comprehensive loss	(679)	(723)
Accumulated deficit	(19,078)	(17,962)
Total stockholders' (deficit) equity	(595)	464
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$32,976	33,496
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net (loss) income	$(1,116)	8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,401	1,491
Net loss on sale of business	—	17
Goodwill impairment	628	—
Deferred income taxes	(409)	2
Provision for uncollectible accounts	31	39
Net loss (gain) on early retirement of debt	271	(278)
Debt modification costs and related fees	—	(75)
Gain on sale of investment	—	(205)
Stock-based compensation	22	11
Changes in current assets and liabilities:
Accounts receivable	(80)	(15)
Accounts payable	172	(187)
Accrued income and other taxes	87	598
Other current assets and liabilities, net	(229)	(55)
Retirement benefits	(1)	(16)
Change in deferred revenue	718	143
Changes in other assets and liabilities, net	69	158
Other, net	101	(23)
Net cash provided by operating activities	1,665	1,613
INVESTING ACTIVITIES
Capital expenditures	(1,682)	(1,466)
Proceeds from sale of property, plant and equipment, and other assets	31	264
Other, net	9	8
Net cash used in investing activities	(1,642)	(1,194)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	4,261	1,325
Payments of long-term debt	(4,284)	(1,997)
Net payments of revolving line of credit	—	(200)
Debt issuance and extinguishment costs and related fees	(308)	(282)
Other, net	(13)	(6)
Net cash used in financing activities	(344)	(1,160)
Net decrease in cash, cash equivalents and restricted cash	(321)	(741)
Cash, cash equivalents and restricted cash at beginning of period	1,900	2,248
Cash, cash equivalents and restricted cash at end of period	$1,579	1,507
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(7)	582
Interest paid (net of capitalized interest of $72 and $79)	(676)	(571)
Supplemental noncash information regarding financing activities:
Cancellation of term loans as part of refinancing (Note 5)	$(121)	—
Issuance of term loan as part of refinancing (Note 5)	121	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,568	1,495
Restricted cash included in Other current assets, net	2	2
Restricted cash included in Other assets, net	9	10
Total	$1,579	1,507
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,152	1,016	19,149	1,008
Issuance of common stock through incentive and benefit plans	—	—	—	8
Shares withheld to satisfy tax withholdings	(2)	—	(12)	—
Stock-based compensation	12	—	22	—
Other	—	—	3	—
Balance at end of period	19,162	1,016	19,162	1,016
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	18,137	—	18,126
Shares withheld to satisfy tax withholdings	—	—	—	(1)
Stock-based compensation	—	(3)	—	11
Other	—	1	—	(1)
Balance at end of period	—	18,135	—	18,135
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(700)	(799)	(723)	(810)
Other comprehensive income	21	13	44	24
Balance at end of period	(679)	(786)	(679)	(786)
ACCUMULATED DEFICIT
Balance at beginning of period	(18,163)	(17,850)	(17,962)	(17,907)
Net (loss) income	(915)	(49)	(1,116)	8
Balance at end of period	(19,078)	(17,899)	(19,078)	(17,899)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	$(595)	466	(595)	466
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1— Background

General

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world’s most interconnected networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

Basis of Presentation

Our consolidated balance sheet as of December 31, 2024, which was derived from our audited consolidated financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in our opinion, the disclosures made therein are adequate to make the information presented not misleading. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly state the results for the interim periods. The consolidated results of operations and cash flows for the first six months of the year are not necessarily indicative of the consolidated results of operations and cash flows that might be expected for the entire year. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows: (i) income attributable to noncontrolling interests in other income, net, (ii) equity attributable to noncontrolling interests in additional paid-in capital, and (iii) cash flows from transactions attributable to noncontrolling interests in other, net financing activities.

We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category and sales channel in our segment reporting. See Note 4—Revenue Recognition and Note 11—Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses or net (loss) income for any period.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1— Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, as further supplemented below:

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets; (ii) the net assets are available for immediate sale; (iii) there is an active program to locate a buyer; and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of carrying value or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each reporting period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the accompanying notes do not include assets and liabilities that have been reclassified as held for sale as of June 30, 2025. See Note 2 for information about our agreement to sell our Mass Markets fiber-to-the-home business in 11 states to AT&T and our classification of this business as held for sale on May 21, 2025.

Recently Adopted Accounting Pronouncements

Segments

We adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” for the year ended December 31, 2024. This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies quantitative thresholds to determine reportable segments. Refer to Note 11—Segment Information for more information on our segment reporting.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (the "FASB") issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026 and early adoption is permitted. As of June 30, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. This standard is effective for the annual period of fiscal 2027 and early adoption is permitted. The guidance will be applied prospectively, with the option for retrospective application. We are currently evaluating the impact the adoption of this standard will have on our disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in their rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU will become effective for us for the annual reporting period ending December 31, 2025. The Income Taxes footnote to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 will align with the standard. We do not anticipate this standard will affect our operating results.

Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets fiber-to-the-home business in 11 states to AT&T for a pre-tax total of $5.75 billion in cash, subject to working capital and various other purchase price adjustments.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, including if we experience delays in completing the transaction or if there are changes in other assumptions that impact our estimates.

We do not believe this divestiture transaction represents a strategic shift for Lumen and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Mass Markets fiber-to-the-home business (the "disposal group") in our consolidated operating results until the transaction is closed. We anticipate closing this divestiture in the first half of 2026, upon receipt of all requisite regulatory approvals, as well as the satisfaction of other customary conditions.

As of June 30, 2025 in the accompanying consolidated balance sheet, the assets and liabilities of the disposal group are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets are classified as held for sale. We estimate that we would have recorded an additional $22 million of depreciation for the three and six months ended June 30, 2025, if the disposal group did not meet the held for sale criteria.

Under the terms of the purchase agreement, Lumen agreed to grant the purchaser an indefeasible right to use (“IRU”) certain Lumen retained fiber assets following the close of the transaction in order to service the transferred customer contracts. The value of these retained Lumen assets subject to the IRU is excluded from assets held for sale in the table below.

The principal components of the held for sale assets and liabilities of the disposal group as of June 30, 2025 are as follows:

June 30, 2025
(Dollars in millions)
Assets held for sale
Accounts receivable, less allowance of $1	$14
Other current assets, net	15
Property, plant and equipment, net of accumulated depreciation of $819	2,275
Goodwill	1,336
Other assets, net	28
Total assets held for sale	$3,668

Liabilities held for sale
Accounts payable	$75
Other current liabilities	3
Current portion of deferred revenue	31
Other non-current liabilities	1
Total liabilities held for sale	$110

Note 3—Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Goodwill(1)	$—	1,964
Indefinite-lived intangible assets	$—	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,648 and $4,504(2)	2,899	3,196
Capitalized software, less accumulated amortization of $3,789 and $4,067(2)	1,560	1,529
Patents and other, less accumulated amortization of $93 and $86	66	72
Total other intangible assets, net	$4,525	4,806
______________________________________________________________________
(1)     As of June 30, 2025, this amount excluded goodwill classified as held for sale of approximately $1.3 billion. See Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business.
(2)    Certain customer relationships with a gross carrying value of $161 million and capitalized software with a gross carrying value of $211 million became fully amortized during 2024 and were retired during the first quarter of 2025.

As of June 30, 2025 and December 31, 2024, the gross carrying amount of goodwill, customer relationships, indefinite-lived, and other intangible assets was $13.1 billion and $15.4 billion, respectively.

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

On May 21, 2025 (the date we agreed to sell the disposal group), we had three reporting units: (i) Mass Markets, (ii) North American Business ("NA Business"), and (iii) Asia Pacific region ("APAC"). Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are deployed in, and relate to the operations of, multiple reporting units. When we assess goodwill for impairment, we compare the estimated fair value of each reporting unit's equity to the carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

We determined that the classification of the Mass Markets fiber-to-the-home business as held for sale as described in Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025. We performed a pre-classification goodwill impairment assessment, as of April 30, 2025, using the market approach to test for impairment prior to the classification of these assets as held for sale and to determine the fair value of our Mass Markets reporting unit for the assignment of goodwill held for sale. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and earnings before interest, tax, depreciation and amortization ("EBITDA") multiples between 1.8x and 3.1x and 5.8x and 8.0x, respectively. We reconciled the estimated fair values of the reporting units to our market capitalization as of April 30, 2025 and concluded that the indicated control premium of approximately 42% was reasonable based on recent market transactions. We concluded no impairment existed at any of our reporting units as of our April 30, 2025 assessment date.

We also performed a post-classification goodwill impairment test using the market approach to evaluate whether the fair value of our reporting units that will remain following the divestiture exceeds the carrying value of the equity of such reporting units after classification of assets held for sale and concluded the indicated control premium of approximately 4% was reasonable based on recent market transactions. As a result of this analysis, we determined that the Mass Markets reporting unit was fully impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $628 million for the three and six months ended June 30, 2025.

The market approach we used in the quarter ended June 30, 2025 incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples applicable for each reporting unit, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairments.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2024 to June 30, 2025.

	Business	Mass Markets	Total
	(Dollars in Millions)
As of December 31, 2024(1)	$—	1,964	1,964
Impairment	—	(628)	(628)
Reclassified as held for sale(2)	—	(1,336)	(1,336)
As of June 30, 2025(1)	$—	—	—
______________________________________________________________________
(1)     Goodwill at June 30, 2025 and December 31, 2024 is net of accumulated impairment losses of $22.3 billion and $21.7 billion, respectively.
(2)    Reflects the $1.3 billion of goodwill, net of accumulated impairment loss, reclassified as held for sale related to our pending divestiture. See Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business

Total amortization expense for finite-lived intangible assets for the three months ended June 30, 2025 and 2024 totaled $248 million and $277 million, respectively, and for the six months ended June 30, 2025 and 2024 totaled $500 million and $549 million, respectively.

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services; and

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$427	(91)	336	843	(178)	665
Nurture	192	—	192	395	—	395
Harvest	75	—	75	154	—	154
Other	38	—	38	77	—	77
Total Large Enterprise Revenue	732	(91)	641	1,469	(178)	1,291
Mid-Market Enterprise
Grow	260	(5)	255	519	(12)	507
Nurture	154	—	154	319	—	319
Harvest	77	(1)	76	156	(2)	154
Other	9	—	9	19	—	19
Total Mid-Market Enterprise Revenue	500	(6)	494	1,013	(14)	999
Public Sector
Grow	140	(24)	116	299	(48)	251
Nurture	83	—	83	167	—	167
Harvest	137	—	137	245	—	245
Other	126	—	126	258	—	258
Total Public Sector Revenue	486	(24)	462	969	(48)	921
Wholesale
Grow	262	(69)	193	527	(144)	383
Nurture	170	(6)	164	347	(12)	335
Harvest	258	(39)	219	518	(73)	445
Other	—	—	—	3	—	3
Total Wholesale Revenue	690	(114)	576	1,395	(229)	1,166
International and Other
Grow	38	(1)	37	75	(2)	73
Nurture	35	—	35	72	—	72
Harvest	7	—	7	15	—	15
Other	2	—	2	6	—	6
Total International and Other	82	(1)	81	168	(2)	166
Business Segment by Product Category
Grow	1,127	(190)	937	2,263	(384)	1,879
Nurture	634	(6)	628	1,300	(12)	1,288
Harvest	554	(40)	514	1,088	(75)	1,013
Other	175	—	175	363	—	363
Total Business Segment Revenue	2,490	(236)	2,254	5,014	(471)	4,543
Mass Markets Segment by Product Category
Fiber Broadband	217	(3)	214	426	(6)	420
Other Broadband	245	(24)	221	502	(48)	454
Voice and Other	140	40	180	332	31	363
Total Mass Markets Revenue	602	13	615	1,260	(23)	1,237
Total Revenue	$3,092	(223)	2,869	6,274	(494)	5,780

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Total Revenue	Adjustments for Non-ASC 606 revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$377	(61)	316	755	(110)	645
Nurture	235	—	235	476	—	476
Harvest	96	—	96	199	—	199
Other	41	—	41	84	(1)	83
Total Large Enterprise Revenue	749	(61)	688	1,514	(111)	1,403
Mid-Market Enterprise
Grow	257	(7)	250	513	(13)	500
Nurture	200	—	200	413	—	413
Harvest	95	(1)	94	193	(2)	191
Other	10	—	10	20	(1)	19
Total Mid-Market Enterprise Revenue	562	(8)	554	1,139	(16)	1,123
Public Sector
Grow	128	(20)	108	253	(41)	212
Nurture	88	—	88	176	—	176
Harvest	92	(1)	91	186	(2)	184
Other	141	—	141	255	—	255
Total Public Sector Revenue	449	(21)	428	870	(43)	827
Wholesale
Grow	263	(76)	187	523	(138)	385
Nurture	186	(7)	179	378	(14)	364
Harvest	275	(37)	238	551	(75)	476
Other	2	—	2	5	—	5
Total Wholesale Revenue	726	(120)	606	1,457	(227)	1,230
International and Other
Grow	38	(1)	37	78	(2)	76
Nurture	41	—	41	83	—	83
Harvest	10	—	10	21	—	21
Other	3	—	3	7	—	7
Total International and Other	92	(1)	91	189	(2)	187
Business Segment by Product Category
Grow	1,063	(165)	898	2,122	(304)	1,818
Nurture	750	(7)	743	1,526	(14)	1,512
Harvest	568	(39)	529	1,150	(79)	1,071
Other	197	—	197	371	(2)	369
Total Business Segment Revenue	2,578	(211)	2,367	5,169	(399)	4,770
Mass Markets Segment by Product Category
Fiber Broadband	181	(3)	178	351	(7)	344
Other Broadband	298	(27)	271	613	(55)	558
Voice and Other	211	(9)	202	425	(18)	407
Total Mass Markets Revenue	690	(39)	651	1,389	(80)	1,309
Total Revenue	$3,268	(250)	3,018	6,558	(479)	6,079

____________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Operating Lease Revenue

We lease various dark fiber and conduit, office facilities, colocation facilities, switching facilities, other network sites, and service equipment to third parties under operating leases. Lease and sublease income are included in Operating revenue in the consolidated statements of operations.

For the three months ended June 30, 2025 and 2024, our gross rental revenue was $265 million and $240 million, respectively, which represented approximately 9% and 7%, respectively, of our operating revenue for the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, our gross rental revenue was $527 million and $461 million, respectively, which represented approximately 8% and 7%, respectively, of our operating revenue for the six months ended June 30, 2025 and 2024.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities, net of amounts reclassified as held for sale:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $42 and $50(1)	$1,220	1,193
Contract assets	19	19
Contract liabilities(2)	662	733
______________________________________________________________________
(1)    As of June 30, 2025, this amount excluded $13 million of customer receivables, net associated with the disposal group reclassified as held for sale.
(2)     As of June 30, 2025, this amount excluded $30 million of contract liabilities associated with the disposal group reclassified as held for sale.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation, and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three and six months ended June 30, 2025, we recognized $71 million and $365 million, respectively, of revenue that was included in contract liabilities of $733 million as of January 1, 2025, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2024, we recognized $43 million and $343 million of revenue that was included in contract liabilities of $698 million as of January 1, 2024.

Performance Obligations

As of June 30, 2025, we expect to recognize approximately $6.0 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026, and thereafter was $1.6 billion, $2.1 billion and $2.3 billion, respectively.

These amounts exclude (i) the value of unsatisfied performance obligations for contracts for which we recognize revenue in amounts for which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed), (ii) contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606, and (iii) the value of unsatisfied performance obligations for contracts which relate to the disposal group classified as held for sale.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Acquisition Costs	Fulfillment Costs(1)	Acquisition Costs	Fulfillment Costs(1)
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$210	236	203	222
Costs incurred	32	58	72	109
Amortization	(32)	(39)	(65)	(76)
Change in contract costs held for sale	—	(14)	—	(14)
End of period balance	$210	241	210	241
______________________________________________________________________
(1)    The ending balance for the three and six months ended June 30, 2025 excluded fulfillment costs associated with the disposal group reclassified as held for sale of $14 million.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$182	189	182	184
Costs incurred	35	49	68	85
Amortization	(32)	(34)	(65)	(65)
End of period balance	$185	204	185	204

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

Note 5—Long-Term Debt and Credit Facilities

At June 30, 2025, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3 Financing"), including its parent guarantor Level 3 Parent, LLC ("Level 3 Parent") and certain subsidiary guarantors;

•Qwest Corporation ("Qwest"); and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into a credit agreement with certain financial institutions or other institutional lenders or issued senior notes. Certain of these debt instruments are described further below or Note 7—Long-Term Debt and Credit Facilities to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	June 30, 2025	December 31, 2024
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	SOFR + 6.00%	2028	347	357
Term Loan B-1(4)	SOFR + 2.35%	2029	1,598	1,606
Term Loan B-2(4)	SOFR + 2.35%	2030	1,598	1,606
Term Loan B(5)	SOFR + 2.25%	2027	56	56
Superpriority notes	4.125% - 10.000%	2029 - 2032	1,247	1,247
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-1(6)	N/A	N/A	—	1,199
Term Loan B-2(6)	N/A	N/A	—	1,199
Term Loan B-3(7)	SOFR + 4.25%	2032	2,400	—
Former Facility Tranche B Term Loan(8)	SOFR + 1.75%	2027	12	12
First Lien notes(9)	6.875% - 11.000%	2029 - 2033	4,087	3,846
Second Lien notes	3.875% - 10.000%	2029 - 2032	2,579	2,579
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,296	1,428
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.250%	2028 - 2029	894	964
Qwest Corporation
Senior notes	6.500% - 7.750%	2025 - 2057	1,973	1,973
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	192	192
Finance lease and other obligations	Various	Various	241	254
Unamortized discounts, net			(408)	(395)
Unamortized debt issuance costs			(216)	(217)
Total long-term debt			17,896	17,906
Less current maturities			(331)	(412)
Long-term debt, excluding current maturities			$17,565	17,494
______________________________________________________________________
(1)As of June 30, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” was either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Lumen's Term Loan A had an interest rate of 10.327% and 10.573% as of June 30, 2025 and December 31, 2024, respectively.
(4)Lumen's Term Loan B-1 and B-2 each had an interest rate of 6.791% and 7.037% as of June 30, 2025 and December 31, 2024, respectively.

(5)Lumen's Term Loan B had an interest rate of 6.691% and 6.937% as of June 30, 2025 and December 31, 2024, respectively.
(6)Level 3 Financing's Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56%, which was 11.133% as of December 31, 2024.
(7)Level 3 Financing's Term Loan B-3 had an interest rate of 8.577% as of June 30, 2025.
(8)Level 3 Financing's Former Facility Tranche B 2027 Term Loan had an interest rate of 6.191% and 6.437% as of June 30, 2025 and December 31, 2024, respectively.
(9)Reflects Level 3 Financing's (i) senior secured notes issued on March 31, 2023, (ii) first lien notes issued on March 22, 2024, and (iii) first lien notes issued on June 30, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2025 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2025 (remaining six months)	$284
2026	89
2027	139
2028	739
2029	5,170
2030 and thereafter	12,099
Total long-term debt	$18,520

2025 Debt Transactions

First Lien Note Refinancing

On June 30, 2025, Level 3 Financing, Inc. issued $2.0 billion of 6.875% First Lien Notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding first lien 10.500% Senior Secured Notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien Notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien Notes due 2029, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses (collectively, the "First Lien Note Refinancing").

The Company determined that the First Lien Note Refinancing constituted a debt extinguishment and recorded a loss of $236 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the three and six months ended June 30, 2025.

Credit Facilities Refinancing

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment revised the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

The Company determined that the Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $35 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the six months ended June 30, 2025.

First Quarter 2025 Cash Redemptions

The following table set forth the aggregate principal amount of each series of unsecured senior notes of Lumen and Level 3 Financing fully redeemed in exchange for cash on February 15, 2025. Transaction fees related to these redemptions were not significant.

Debt Redeemed on February 15, 2025	Aggregate Principal Amount (in millions)
Lumen Technologies, Inc.
5.625% unsecured Senior Notes due 2025	$55
7.200% unsecured Senior Notes due 2025	29
5.125% unsecured Senior Notes due 2026	7
4.000% unsecured Senior Notes due 2027	41
Level 3 Financing, Inc.
3.400% unsecured Senior Notes due 2027	5
4.625% unsecured Senior Notes due 2027	65
Total	$202

2024 Debt Transactions

For information on various issuances, exchanges, or payments of long-term indebtedness by Lumen or its subsidiaries during 2024, see Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

Lumen Credit Agreements

Lumen is a party to (i) a Superpriority Revolving/Term A Credit Agreement, dated March 22, 2024, providing for superpriority series A and series B Revolving Credit Facilities (respectively, the “Series A Revolving Credit Facility” and “Series B Revolving Credit Facility,” and, together, the “Revolving Credit Facilities”) and a superpriority secured term loan facility (the “Lumen TLA”), (ii) a Superpriority Term B Credit Agreement, dated March 22, 2024, providing for two superpriority secured term loan facilities, maturing in 2029 and 2030, respectively (together, the “Lumen TLB”), and (iii) a credit agreement providing for Lumen's Term Loan B maturing in 2027, all of which are described in further detail in Note 7—Long-Term Debt and Credit Facilities— in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of June 30, 2025, no borrowings were outstanding under Lumen’s (i) Series A Revolving Credit Facility, with commitments of approximately $489 million, or (ii) Series B Revolving Credit Facility, with commitments of approximately $465 million.

Level 3 Financing Credit Agreement

As of June 30, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-3 outstanding under the term loan facility established by the 2024 Level 3 Credit Agreement (as amended through March 27, 2025, the "Level 3 Credit Agreement").

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

Level 3 Financing may voluntarily prepay loans or reduce commitments under the Level 3 Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to September 27, 2025). Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness at June 30, 2025 included:

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

At June 30, 2025, we had $234 million undrawn letters of credit outstanding, (i) $231 million of which were issued under the Revolving Credit Facilities and (ii) $3 million of which were issued under a separate facility maintained by other Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

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

Lumen’s superpriority secured senior notes are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement (subject, in certain cases, to receipt of necessary regulatory approvals). Level 3 Financing’s obligations under its first lien notes are secured by a first priority lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, for certain notes, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets, and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement, except the lien securing such guarantees is a second lien.

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

Compliance

As of June 30, 2025, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of June 30, 2025, certain of its key subsidiaries have guaranteed on either a secured or unsecured basis (i) Lumen's debt outstanding under its superpriority credit agreements, its superpriority senior secured notes and unsecured senior notes issued by certain other subsidiaries and its $225 million letter of credit facility and (ii) the outstanding term loans, senior secured notes and senior unsecured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

Note 6—Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	June 30, 2025	December 31, 2024

		(Dollars in millions)
Land	N/A	$629	630
Fiber, conduit and other outside plant (1)	15-45 years	16,231	17,348
Central office and other network electronics(2)	3-10 years	16,238	16,616
Support assets(3)	3-30 years	6,907	6,804
Construction in progress(4)	N/A	1,818	2,144
Gross property, plant and equipment		41,823	43,542
Accumulated depreciation		(23,158)	(23,121)
Net property, plant and equipment		$18,665	20,421
_______________________________________________________________________________
(1)Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles, and other supporting structures.
(2)Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics, and electronics providing service to customers.
(3)Support assets consist of buildings, data centers, computers, and other administrative and support equipment.
(4)Construction in progress includes inventory held for construction and property of the aforementioned categories that has not been placed in service as it is still under construction.

As of June 30, 2025, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on the disposal group. See Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business.

We recorded depreciation expense of $440 million and $901 million for the three and six months ended June 30, 2025 and $466 million and $942 million for the three and six months ended June 30, 2024, respectively.

Note 7—Severance

Periodically, we reduce our workforce and accrue liabilities for the related severance costs. These workforce reductions result primarily from the progression or completion of our post-acquisition integration plans, increased competitive pressures, cost reduction initiatives, process improvements through automation, and reduced workloads due to reduced demand for certain services.

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2024	$12
Accrued to expense	18
Payments, net	(19)
Balance at June 30, 2025	$11

Note 8—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans, and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$6	6	11	12
Interest cost	60	62	120	125
Expected return on plan assets	(64)	(69)	(127)	(136)
Recognition of prior service credit	(1)	(1)	(1)	(3)
Recognition of actuarial loss	37	26	72	54
Net periodic pension expense	$38	24	75	52

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$1	1	2	2
Interest cost	22	24	44	47
Recognition of prior service credit	(1)	(2)	(3)	(4)
Recognition of actuarial gain	(7)	(5)	(13)	(9)
Special termination benefits charge	—	2	—	2
Net periodic post-retirement benefit expense	$15	20	30	38

Service costs for our pension and post-retirement benefit plans are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in Other income, net on our consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge of $2 million during the three months ended June 30, 2024 for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

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

Note 9—(Loss) Earnings Per Common Share

Basic and diluted (loss) earnings per common share for the three and six months ended June 30, 2025 and 2024 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts, shares in thousands)
(Loss) Income (numerator)
Net (loss) income	$(915)	(49)	(1,116)	8
Net (loss) income applicable to common stock for computing basic (loss) earnings per common share	(915)	(49)	(1,116)	8
Net (loss) income as adjusted for purposes of computing diluted (loss) earnings per common share	(915)	(49)	(1,116)	8
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,026,486	1,015,857	1,022,369	1,013,603
Non-vested restricted stock	(31,943)	(28,618)	(29,463)	(27,556)
Weighted average shares outstanding for computing basic (loss) earnings per common share	994,543	987,239	992,906	986,047
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—	10
Shares issuable under incentive compensation plans	—	—	—	1,167
Number of shares as adjusted for purposes of computing diluted (loss) earnings per common share	994,543	987,239	992,906	987,224
Basic (loss) earnings per common share	$(0.92)	(0.05)	(1.12)	0.01
Diluted (loss) earnings per common share(1)	$(0.92)	(0.05)	(1.12)	0.01
______________________________________________________________________
(1)For the three and six months ended June 30, 2025, we excluded from the calculation of diluted loss per share 7 million and 9 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position. For the three months ended June 30, 2024, we excluded from the calculation of diluted loss per share less than 1 million shares potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted (loss) earnings per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 22.9 million and 24.1 million for the three months ended June 30, 2025 and 2024, respectively and 18.2 million and 22.2 million for the six months ended June 30, 2025 and 2024, respectively.

Note 10—Fair Value of Financial Instruments

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

The following table presents the carrying amounts and estimated fair values of our financial assets and liabilities as of June 30, 2025 and December 31, 2024:

		June 30, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$17,655	17,530	17,652	17,127
Indemnifications related to the sale of the Latin American business(1)	3	87	84	87	84
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 11—Segment Information

Our business is managed based on customer-facing sales channels to align with how we support our customers. Our chief operating decision maker ("CODM"), who is our CEO, makes decisions and assesses the performance of the Company reviewing two segments: Business and Mass Markets. Our reportable segments have not been aggregated.

Under our Business segment we provide products and services to meet the needs of our enterprise and wholesale customers under five distinct sales channels — Large Enterprise, Mid-Market Enterprise, Public Sector, Wholesale, and International and Other. For Business segment revenue, we report the following product categories: Grow, Nurture, Harvest, and Other, in each case through the sales channels outlined above.

Under our Mass Markets Segment, we provide products and services to residential and small business customers. We report the following product categories — Fiber Broadband, Other Broadband, and Voice and Other.

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

The following tables summarize our segment results for the three and six months ended June 30, 2025 and 2024, based on the segment categorization under which we were operating at June 30, 2025.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,490	602	5,014	1,260
Segment expenses
Cost of services and products	691	13	1,429	27
Headcount costs	294	142	580	292
Non-headcount costs	353	130	687	243
Total segment expense	1,338	285	2,696	562
Total segment adjusted EBITDA	$1,152	317	2,318	698

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,578	690	5,169	1,389
Segment expenses
Cost of services and products	761	20	1,499	37
Headcount costs	304	155	648	322
Non-headcount costs	349	139	690	271
Total segment expense	1,414	314	2,837	630
Total segment adjusted EBITDA	$1,164	376	2,332	759

Revenue and Expenses

Our segment revenue includes all revenue from our two segments as described in more detail above. Our segment revenue is based upon each customer's classification. We report our segment revenue based upon all services provided to that segment's customers. Our segment expenses include (i) specific cost of service expenses incurred as a direct result of providing services and products to segment customers, (ii) headcount costs, which primarily include salaries, commissions, and group insurance, and (iii) non-headcount costs, which primarily include legal and other professional fees, marketing and advertising expenses, other network-related expenses, and external commissions. We have not allocated assets or debt to specific segments.

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

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation;

•other income and expense items; and

•income tax expense.

The following table reconciles total segment adjusted EBITDA to net (loss) income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total segment adjusted EBITDA	$1,469	1,540	3,016	3,091
Depreciation and amortization	(688)	(743)	(1,401)	(1,491)
Goodwill impairment	(628)	—	(628)	—
Other unallocated expense	(744)	(665)	(1,461)	(1,409)
Stock-based compensation (expense) credit	(12)	3	(22)	(11)
Operating (loss) income	(603)	135	(496)	180
Total other expense, net	(546)	(176)	(898)	(119)
(Loss) income before taxes	(1,149)	(41)	(1,394)	61
Income tax (benefit) expense	(234)	8	(278)	53
Net (loss) income	$(915)	(49)	(1,116)	8

Note 12—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings, and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations, or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at June 30, 2025 and December 31, 2024, we had accrued $76 million and $78 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities in our consolidated balance sheets as of such dates. We cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $76 million accrual at June 30, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Lead-Sheathed Cable Litigation

Disclosure Litigation. On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Glauber, et al. v. Lumen Technologies (now captioned In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290), in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief. On March 31, 2025, the court granted Lumen's motion to dismiss plaintiffs' claims with prejudice. On April 30, 2025, the plaintiffs filed an appeal which is captioned McLemore v. Lumen Technologies, Case 25-30264, in the U.S. Court of Appeals for the Fifth Circuit.

Derivative Litigation. On June 11, 2024, a purported shareholder of Lumen filed a shareholder derivative complaint on behalf of Lumen captioned Brown v. Johnson, et al., Case 3:24-cv-00798-TAD-KDM, in the U.S. District Court for the Western District of Louisiana. The complaint alleges claims for breach of fiduciary duty, violations of the federal securities laws, and other causes of action against current and former officers and directors of Lumen relating to placement or presence of lead-sheathed telecommunications cables. The complaint seeks damages, injunctive relief, and attorneys' fees. Substantially similar derivative cases have been filed as follows: (i) on August 9, 2024, Pourarian v. Johnson, et al., Case 3:24-cv-01071-TAD-KMM in the U.S. District Court for the Western District of Louisiana; (ii) on September 9, 2024, Capistrano v. Johnson, et al., Case 3:24-cv-01234-TAD-KMM in the U.S. District Court for the Western District of Louisiana; (iii) on September 16, 2024, Vogel v. Perry, et al., Case 2024-3360 in the 4th Judicial District Court for the Parish of Ouachita, State of Louisiana, subsequently removed on September 17, 2024 to the U.S. District Court for the Western District of Louisiana as Case 3:24-cv-01274-TAD-KMM; and (iv) on September 25, 2024, Murray v. Allen, et al., Case 3:24-cv-01320 in the U.S. District Court for the Western District of Louisiana. In April 2025, the court consolidated the Brown, Pourarian, Capistrano, and Murray actions and stayed the consolidated action pending further developments in In re Lumen Technologies, Inc. Securities Litigation II. In July 2025, the court similarly stayed the Vogel action.

Environmental Litigation

Parish of St. Mary. On July 9, 2024, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 138575, asserting claims on behalf of all parishes, municipalities, and citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case was removed to the United States District Court Western District of Louisiana Lafayette Division, Case 6:24-CV-01001-RRS-DJA. On December 6, 2024, the plaintiffs voluntarily dismissed the class action complaint without prejudice. On December 13, 2024, St. Mary’s Parish along with other parishes, municipalities, and two individuals served a notice of intent to file citizen suit under the Louisiana Environmental Quality Act, asserting claims identical to the class action which the plaintiffs voluntarily dismissed. In April 2025, the Village of Parks (one of the municipalities which had served a notice of intent to file a citizen suit) served Lumen with a petition in an action captioned Village of Parks v. Lumen Technologies, Inc., Case 95026, in the 16th Judicial District Court for the Parish of St. Martin, State of Louisiana. The Village of Parks petition seeks damages and injunctive relief under Louisiana state law relating to the above-described allegations about lead-sheathed telecommunications cables.

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

State Tax Suits

Since 2012, a number of Missouri municipalities have asserted claims in the Circuit Court of St. Louis County, Missouri, alleging that we and several of our subsidiaries have underpaid taxes. These municipalities are seeking, among other things, declaratory relief regarding the application of business license and gross receipts taxes and back taxes from 2007 to the present, plus penalties and interest. In a February 2017 ruling in connection with one of these pending cases, the court entered an order awarding the plaintiffs $4 million and broadening the tax base on a going-forward basis. We appealed that decision to the Missouri Supreme Court. In December 2019, it affirmed the circuit court's order in some respects and reversed it in others, remanding the case to the circuit court for further proceedings. The Missouri Supreme Court's decision reduced our exposure in the case. In a June 2021 ruling in one of the pending cases, another trial court awarded the cities of Columbia and Joplin approximately $55 million, plus statutory interest. On appeal, the Missouri Court of Appeals affirmed in part and reversed in part, vacated the judgment and remanded the case to the trial court with instructions for further proceedings consistent with the Missouri Supreme Court's decision. In July 2025, a settlement was reached with the cities of Columbia and Joplin.

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the Ninth Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The Ninth Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen’s post-trial motions for relief, and on October 16, 2024, Lumen filed an appeal which is captioned Bultemeyer v. CenturyLink, Inc., Case 24-6413, in the U.S. Court of Appeals for the Ninth Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

In December 2020, the Staff of the Washington Utilities and Transportation Commission ("WUTC") filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial, the WUTC issued an order imposing a penalty of approximately $1 million. On April 15, 2024, we appealed that decision to the Washington state Court of Appeals.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 10—Fair Value of Financial Instruments.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking relief have been filed naming as defendants our affiliate Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195 pending in Colorado District Court, Boulder, Colorado. Preliminary estimates of potential damage claims against all defendants exceed $2 billion. A trial to determine liability only has been set for September 2025.

911 Surcharge

In June 2021, the Company was served with a complaint filed in the Santa Fe County District Court by Phone Recovery Services, LLC, acting on behalf of the State of New Mexico. The complaint claims Qwest Corporation and CenturyTel of the Southwest have violated the New Mexico Fraud Against Taxpayers Act since 2004 by failing to bill, collect, and remit certain 911 surcharges from customers. Through pre-trial proceedings, the Court narrowed the issues to be resolved by jury. On August 21, 2024, a jury decided the remaining issues, and consequently all claims asserted, in Lumen's favor. The parties filed and then withdrew appeals.

Minnesota State Income Tax Audit

On May 12, 2025, the Minnesota Department of Revenue issued an order (the "Order") denying the Company's petition for a separate allocation or separate apportionment of the taxable gain resulting from the 2022 divestiture of a portion of our incumbent local exchange carrier ("ILEC") business and making other minor adjustments. The Order seeks to assess additional income tax, penalties, and interest for the 2021 and 2022 income tax year. The Company intends to file a timely notice of appeal of the Order with the Minnesota Tax Court in the third quarter of 2025.

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

Note 13—Other Financial Information

Other Current Assets, net

The following table presents details of other current assets, net reflected on our consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$420	372
Income tax receivable	410	483
Materials, supplies and inventory	126	146
Contract assets	16	16
Contract acquisition costs	104	102
Contract fulfillment costs	120	109
Other	15	22
Total other current assets, net(1)	$1,211	1,250
______________________________________________________________________
(1)    As of June 30, 2025, this amount excludes $15 million of other current assets associated with the disposal group reclassified as held for sale.

Current Liabilities

Included in accounts payable at June 30, 2025 and December 31, 2024 were $138 million (excluding $75 million of accounts payable associated with the disposal group reclassified as held for sale) and $248 million, respectively, associated with capital expenditures.

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions. For the three and six months ended June 30, 2024, Other income (expense), net included a gain on sale of investment of $205 million.

Note 14—Accumulated Other Comprehensive Loss

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the six months ended June 30, 2025:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive income (loss) before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss	54	(13)	—	41
Net current-period other comprehensive income (loss)	54	(13)	3	44
Balance at June 30, 2025	$(949)	307	(37)	(679)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2025:

Three Months Ended June 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$30	Other income, net
Prior service credit	(2)	Other income, net
Total before tax	28
Income tax benefit	(7)	Income tax (benefit) expense
Net of tax	$21

Six Months Ended June 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$59	Other income, net
Prior service credit	(4)	Other income, net
Total before tax	55
Income tax benefit	(14)	Income tax (benefit) expense
Net of tax	$41
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the six months ended June 30, 2024:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2023	$(1,045)	276	(41)	(810)
Other comprehensive loss before reclassifications	—	—	(5)	(5)
Amounts reclassified from accumulated other comprehensive loss	38	(9)	—	29
Net current-period other comprehensive income (loss)	38	(9)	(5)	24
Balance at June 30, 2024	$(1,007)	267	(46)	(786)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and six months ended June 30, 2024:

Three Months Ended June 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$21	Other income, net
Prior service credit	(3)	Other income, net
Total before tax	18
Income tax benefit	(4)	Income tax (benefit) expense
Net of tax	$14

Six Months Ended June 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$45	Other income, net
Prior service credit	(7)	Other income, net
Total before tax	38
Income tax benefit	(9)	Income tax (benefit) expense
Net of tax	$29
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Note 15—Labor Union Contracts

As of June 30, 2025, approximately 20% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). Approximately 88% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12-month period ending June 30, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to "Notes" in this Item 2 of Part I refer to the Notes to Consolidated Financial Statements included in Item 1 of Part I of this report. Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report for factors relating to these statements and "Risk Factors" in Item 1A of Part II of this report and in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 or other of our filings with the SEC for a discussion of certain risk factors applicable to our business, financial condition, results of operations, liquidity, or prospects.

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

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world's most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. As of June 30, 2025, we had approximately 24,000 employees.

Planned Divestiture of the Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets fiber-to-the-home business (including approximately 95% of Quantum Fiber) in 11 states to AT&T for a pre-tax total of $5.75 billion in cash, subject to working capital and other various purchase price adjustments. We expect to close this transaction in the first half of 2026, although we can provide no assurance to this effect. The actual amount of our net after-tax proceeds from this divestiture could vary from the amounts we currently estimate. The sales of fiber assets to AT&T will not result in Lumen fully exiting its fiber business in any state. For additional information, see Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways.

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

To the extent these above-mentioned macroeconomic pressures continue, we could experience additional deterioration in our projected cash flows or market capitalization.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to domestic residential and small business customers. At June 30, 2025, we served 2.5 million broadband subscribers under our Mass Markets segment.

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

•Harvest, which includes our legacy services managed for cash flow, including Time Division Multiplexing voice and private line services; and

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

•Our expenses will be impacted by higher vendor costs, reduced economies of scale, and other dis-synergies due to our 2022 and 2023 divestitures, our pending divestiture (upon its completion), and any future divestitures.

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

The following table summarizes the results of our consolidated operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts)
Operating revenue	$3,092	3,268	6,274	6,558
Operating expenses	3,695	3,133	6,770	6,378
Operating (loss) income	(603)	135	(496)	180
Total other expense, net	(546)	(176)	(898)	(119)
(Loss) income before income taxes	(1,149)	(41)	(1,394)	61
Income tax (benefit) expense	(234)	8	(278)	53
Net (loss) income	(915)	(49)	(1,116)	8
Basic (loss) earnings per common share	$(0.92)	(0.05)	(1.12)	0.01
Diluted (loss) earnings per common share	$(0.92)	(0.05)	(1.12)	0.01

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

•continue to monetize our network-related assets;

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

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our five revenue sales channels within the Business segment described above:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Business Segment:
Large Enterprise	$732	749	(2)%	1,469	1,514	(3)%
Mid-Market Enterprise	500	562	(11)%	1,013	1,139	(11)%
Public Sector	486	449	8%	969	870	11%
Wholesale	690	726	(5)%	1,395	1,457	(4)%
International and Other	82	92	(11)%	168	189	(11)%
Business Segment Revenue	2,490	2,578	(3)%	5,014	5,169	(3)%
Mass Markets Segment Revenue	602	690	(13)%	1,260	1,389	(9)%
Total consolidated operating revenue	$3,092	3,268	(5)%	6,274	6,558	(4)%

Consolidated operating revenue decreased by $176 million and $284 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. See our segment results below for information on the drivers of our revenue.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,624	1,653	(2)%	3,311	3,305	—%
Selling, general and administrative	755	742	2%	1,430	1,565	(9)%
Net (gain) loss on sale of business	—	(5)	nm	—	17	nm
Depreciation and amortization	688	743	(7)%	1,401	1,491	(6)%
Goodwill impairment	628	—	nm	628	—	nm
Total operating expenses	$3,695	3,133	18%	6,770	6,378	6%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased by $29 million and increased by $6 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the decrease was primarily due to a decrease of $48 million related to equipment and maintenance expense, partially offset by an increase of $26 million in employee-related expense. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the increase was primarily due to an increase of $68 million in network expenses, partially offset by a decrease of $54 million related to equipment and maintenance expense and a decrease of $13 million in employee-related expense from lower headcount.

Selling, General and Administrative

Selling, general and administrative expenses increased by $13 million and decreased by $135 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. For the three months ended June 30, 2025 compared to the three months ended June 30, 2024, the increase was primarily due to (i) an increase of $49 million due to fees related to the relinquishment of our funding received under the FCC's Rural Digital Opportunity Fund (“RDOF”), (ii) an increase of $16 million related to a loss on the sale of operating assets in the second quarter of 2025, and (iii) an increase of $9 million related to property and other taxes. These increases were partially offset by a decrease of $51 million in employee-related expenses from lower headcount. For the six months ended June 30, 2025 compared to the six months ended June 30, 2024, the decrease was primarily due to a decline of (i) $140 million in legal and other professional fees, mainly driven by our debt transaction in the first quarter of 2024 with no comparably-sized transaction in the first quarter of 2025, and (ii) $83 million in employee-related expenses from lower headcount. These decreases were partially offset by (i) an increase of $65 million related to a loss on the sale of operating assets in the first half of 2025 and recognition in the first quarter of 2024 of a deferred gain on the sale of select CDN contracts and (ii) an increase of $49 million due to fees related to the relinquishment of our funding received under the FCC's RDOF.

Net (Gain) Loss on Sale of Business

For a discussion of the net (gain) loss on sale of business that we recognized for the three and six months ended June 30, 2024, see Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Depreciation	$440	466	(6)%	901	942	(4)%
Amortization	248	277	(10)%	500	549	(9)%
Total depreciation and amortization	$688	743	(7)%	1,401	1,491	(6)%

Depreciation expense decreased by $26 million and $41 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. These decreases were primarily due to (i) a decrease of $7 million and $19 million, respectively, from accelerated depreciation of CDN assets in 2024, (ii) a decrease of $22 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, due to the discontinuation during the second quarter of 2025 of the depreciation of the tangible assets of our Mass Markets fiber-to-the-home business held for sale, and (iii) a decrease of $8 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to decommissioned assets. These decreases were partially offset by an increase of $6 million and $9 million, respectively, associated with the net increase in depreciable assets.

Amortization expense decreased by $29 million and $49 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. This was due to a $9 million and $22 million decrease, respectively, associated with net reduction in amortizable assets and a $19 million and $26 million decrease, respectively, associated with the accelerated amortization of software assets.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The classification of our disposal group as held for sale related to the divestiture of our Mass Markets fiber-to-the-home business as described in Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025.

We report under two segments: Business and Mass Markets. As of April 30, 2025, we had three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business ("NA Business") and (iii) Asia Pacific ("APAC") region.

When we performed our impairment tests during the second quarter of 2025, we concluded that the estimated fair value of our Mass Markets reporting unit was less than our carrying value of equity as of our testing date. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $628 million in the second quarter of 2025.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 1 of Part I of this report for further details.

Other Consolidated Results

The following table summarizes our total other (expense) income, net and income tax (benefit) expense:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(338)	(373)	(9)%	(685)	(664)	3%
Net (loss) gain on early retirement of debt	(236)	3	nm	(271)	278	nm
Other income, net	28	194	(86)%	58	267	(78)%
Total other expense, net	$(546)	(176)	nm	(898)	(119)	nm
Income tax (benefit) expense	$(234)	8	nm	(278)	53	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $35 million and increased by $21 million for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024. The decrease for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was due to the decrease in the average interest rate from 7.74% to 7.31% and a decrease of approximately $1 billion in average outstanding long-term debt for the period. The increase for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was due to the increase in the average interest rate from 6.99% to 7.49% for the period. This increase was partially offset by a decrease of approximately $1 billion in average outstanding long-term debt for the period.

Net (Loss) Gain on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net loss on debt we recognized for the three and six months ended June 30, 2025, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024 for discussion of the 2024 transactions that resulted in the net gain on debt recognized for the three and six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(46)	(37)	(92)	(76)
Foreign currency gain (loss)	11	(2)	13	(14)
Gain on sale of investment	—	205	—	205
Loss on investment in limited partnership	—	(23)	—	(3)
Transition and separation services	40	35	77	70
Interest income	20	14	41	72
Other	3	2	19	13
Total other income, net	$28	194	58	267

Income Tax Expense

For the three and six months ended June 30, 2025, our effective income tax rate was 20.4% and 19.9%, respectively, both of which include a $42 million unfavorable impact from our goodwill impairment. For the three and six months ended June 30, 2024, our effective income tax rate was (19.5)% and 86.9%, respectively, including an unfavorable impact of interest on our uncertain tax position reserves.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating revenue
Business	$2,490	2,578	5,014	5,169
Mass Markets	602	690	1,260	1,389
Total operating revenue	$3,092	3,268	6,274	6,558

Reconciliation of Total adjusted EBITDA to net (loss) income and segment adjusted EBITDA to total adjusted EBITDA is below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net (loss) income	$(915)	(49)	(1,116)	8
Income tax (benefit) expense	(234)	8	(278)	53
Total other expense, net	546	176	898	119
Depreciation and amortization expense	688	743	1,401	1,491
Goodwill impairment	628	—	628	—
Stock-based compensation expense	12	(3)	22	11
Total adjusted EBITDA	$725	875	1,555	1,682
Business segment adjusted EBITDA	$1,152	1,164	2,318	2,332
Mass Markets segment adjusted EBITDA	317	376	698	759
Other unallocated amounts	(744)	(665)	(1,461)	(1,409)

Adjusted EBITDA is a non-GAAP financial measure and excludes (i) income tax (benefit) expense, (ii) other expense, net, which is inclusive of the net (loss) gain on extinguishment and modification of debt, interest income, and interest expense, (iii) depreciation and amortization expense, (iv) goodwill impairments and (v) non-cash stock compensation. We believe Adjusted EBITDA is a relevant and useful metric to provide to investors, is an important part of our internal reporting and is a key non-GAAP measure used by management to evaluate profitability and operating performance of Lumen and to make resource allocation decisions. There are material limitations to using Adjusted EBITDA as a financial measure, including the difficulty associated with comparing companies that use similar performance measures whose calculations may differ from our calculations. Additionally, by excluding the above-listed items, Adjusted EBITDA may exclude items that investors believe are important components of our performance. Adjusted EBITDA should not be considered a substitute for other measures of financial performance reported in accordance with GAAP.

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Business Segment Product Categories:
Grow	$1,127	1,063	6%	2,263	2,122	7%
Nurture	634	750	(15)%	1,300	1,526	(15)%
Harvest	554	568	(2)%	1,088	1,150	(5)%
Other	175	197	(11)%	363	371	(2)%
Total segment revenue	2,490	2,578	(3)%	5,014	5,169	(3)%
Expenses:
Total segment expense	1,338	1,414	(5)%	2,696	2,837	(5)%
Total segment adjusted EBITDA	$1,152	1,164	(1)%	2,318	2,332	(1)%

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Business segment revenue decreased $88 million and $155 million, respectively, for the three and six months ended June 30, 2025, as compared to the comparable periods ended June 30, 2024. Within each product category for the three and six months ended June 30, 2025 as compared to the comparable periods ended June 30, 2024:

•Grow increased by $64 million and $141 million, respectively, primarily due to an increase of revenue from dark fiber and conduit of $37 million and $88 million and growth in IP services of $17 million and $36 million, respectively;

•Nurture decreased by $116 million and $226 million, respectively, primarily due to declines in traditional VPN services of $91 million and $179 million and declines in Ethernet services of $26 million and $52 million, respectively;

•Harvest decreased by $14 million and $62 million, respectively, primarily due to a $38 million and $81 million decline in legacy voice services and a $17 million and $29 million decline in other legacy products and services, respectively, partially offset by an increase in private line revenue of $43 million and $58 million attributable primarily to temporary rate increases; and

•Other decreased by $22 million and $8 million, respectively, primarily due to decreases in equipment sales revenue of approximately $18 million and $8 million, respectively.

Business segment expense decreased by $76 million and $141 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, primarily driven by a decrease of $11 million and $68 million, respectively, in employee-related costs due to lower headcount and $70 million in overall network expense for both the three and six months ended June 30, 2025.

Business segment adjusted EBITDA as a percentage of segment revenue was 46% for both the three and six months ended June 30, 2025 and 45% for both the three and six months ended June 30, 2024.

Mass Markets Segment

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$217	181	20%	426	351	21%
Other Broadband	245	298	(18)%	502	613	(18)%
Voice and Other	140	211	(34)%	332	425	(22)%
Total segment revenue	602	690	(13)%	1,260	1,389	(9)%
Expenses:
Total segment expense	285	314	(9)%	562	630	(11)%
Total segment adjusted EBITDA	$317	376	(16)%	698	759	(8)%

Three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024

Mass Markets segment revenue decreased $88 million and $129 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024. More specifically, within each product category:

•Fiber Broadband revenue increased $36 million and $75 million, respectively, primarily driven by growth in the number of fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased $53 million and $111 million, respectively, primarily due to fewer customers for our lower speed copper-based broadband services; and

•Voice and Other decreased $71 million and $93 million, respectively, principally due to the continued loss of copper-based voice customers and a decrease of $46 million due to the relinquishment of our funding received under the FCC's RDOF. See the "Liquidity and Capital Resources—Federal Broadband Support Programs" in Item 2 of Part I below for more information.

Mass Markets segment expense decreased $29 million and $68 million for the three and six months ended June 30, 2025, respectively, as compared to the three and six months ended June 30, 2024, primarily driven by decreases of (i) $12 million and $30 million, respectively, in employee-related costs due to lower headcount, (ii) $6 million and $11 million, respectively, in marketing and advertising expense, (iii) $4 million and $6 million, respectively, in professional fees, and (iv) $6 million and $11 million, respectively, in overall network expense.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 53% and 55% for the three and six months ended June 30, 2025 and 54% and 55% for the three and six months ended June 30, 2024, respectively.

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

At June 30, 2025, we held cash and cash equivalents of $1.6 billion. As of June 30, 2025 we had approximately $723 million of borrowing capacity available under our approximately $1.0 billion of superpriority series A and series B Revolving Credit Facilities (respectively, the “Series A Revolving Credit Facility” and “Series B Revolving Credit Facility,” and, together, the “Revolving Credit Facilities”), net of undrawn letters of credit issued to us thereunder. We typically use our Revolving Credit Facilities as a source of liquidity for operating activities and our other cash requirements. We had approximately $55 million of cash and cash equivalents outside the United States at June 30, 2025. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes or significant foreign taxes. We do not currently intend to repatriate to the United States any material amounts of our foreign cash and cash equivalents from operating entities.

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

For the 12-month period ending June 30, 2026, we project that our fixed commitments will include (i) $52 million of scheduled term loan amortization payments, (ii) $42 million of finance lease and other fixed payments, and (iii) $237 million of debt maturities.

As discussed elsewhere herein, on May 21, 2025, we entered into a definitive agreement to sell our Mass Markets fiber-to-the-home business in 11 states to AT&T for a pre-tax total of $5.75 billion in cash, subject to working capital and other various purchase price adjustments. The net proceeds from this sale, if consummated, as well as cash on hand, are expected to be used to pay down approximately $4.8 billion of Lumen Technologies, Inc. superpriority debt as described in Note 5—Long-Term Debt and Credit Facilities, which is expected to reduce our interest expense by approximately $300 million annually. The transaction is also expected to reduce our Mass Markets fiber-related capital expenditures by approximately $1 billion annually.

We believe that our cash and cash equivalents as of June 30, 2025 and current sources of funding will be sufficient liquidity to enable the Company to meet its cash requirements for at least the next 12 months. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our senior leadership team and our Board. We may also draw on our Revolving Credit Facilities as a source of liquidity for operating activities and to give us additional flexibility to finance our capital investments, payments of debt, pension contributions, and other cash requirements.

On July 4, 2025, the U.S. enacted H.R.1, "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"). We are currently assessing the OBBBA's impact on our consolidated financial statements, including the income tax effects, which are discussed further under "Income Tax Obligations", below.

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

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Private Connectivity FabricSM and Quantum Fiber buildout plans. A portion of our 2025 capital expenditures will also be focused on replacing aged network assets. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below, and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Instruments and Financing Arrangements

Debt Instruments

On June 30, 2025, Level 3 Financing issued $2.0 billion of its 6.875% First Lien Notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding first lien 10.500% Senior Secured Notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien Notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien Notes due 2029, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses.

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its existing Credit Agreement, dated March 22, 2024 (the "2024 Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the 2024 Level 3 Credit Agreement (collectively, the "Credit Facilities Transactions"). This amendment revised the 2024 Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

On February 15, 2025, (i) Lumen Technologies redeemed approximately $132 million aggregate principal amount of its unsecured senior notes and (ii) Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes, both in exchange for cash.

At June 30, 2025, we had:

•$13.9 billion of outstanding consolidated secured indebtedness;

•$4.4 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized discounts, net, and (iii) unamortized debt issuance costs); and

•approximately $723 million of unused borrowing capacity under our Revolving Credit Facilities, as discussed further below.

Under its credit agreements dated March 22, 2024, Lumen maintained at June 30, 2025 (i) approximately $1.0 billion of superpriority Revolving Credit Facilities, under which no amounts were outstanding as of such date, and had approximately $231 million of letters of credit issued and undrawn as of such date, and (ii) approximately $3.5 billion of drawn superpriority term loan facilities. Under the 2024 Level 3 Credit Agreement, Level 3 Financing, Inc. maintained at June 30, 2025, $2.4 billion of drawn secured term loan facilities.

At June 30, 2025, we had $234 million undrawn letters of credit outstanding, (i) $231 million of which were issued under our Revolving Credit Facilities and (ii) $3 million of which were issued under a separate facility maintained by other Lumen subsidiaries (the majority of which is collateralized by cash).

In addition to indebtedness under their above-mentioned credit agreements, Lumen and Level 3 Financing, Inc. are indebted under their respective outstanding senior notes, and certain of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

For additional information on the terms and conditions of the above-described debt instruments, including financial and operating covenants, see (i) Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report, (ii) Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and (iii) "—Other Matters" below.

Future Debt Transactions

Subject to market conditions, we plan to continue to issue debt instruments from time to time to refinance a substantial portion of our maturing debt, including issuing debt securities of certain of our subsidiaries to refinance their maturing debt to the extent permitted under our debt covenants and consistent with our capital allocation strategies. The availability, interest rate, and other terms of any new borrowings will depend on the ratings assigned by credit rating agencies, among other factors.

As of the filing date of this report, the credit ratings for the senior secured and unsecured debt of Lumen Technologies, Inc., Level 3 Financing, Inc. and Qwest Corporation were as follows:

Borrower	Moody's Investors Service, Inc.(1)	Standard & Poor's	Fitch Ratings(1)
Lumen Technologies, Inc.:
Unsecured	Caa2	CCC	CCC-
Secured	B3/Caa1	B+/CCC	B+

Level 3 Financing, Inc.
Unsecured	Caa1	CCC	CCC-
Secured	B1/B3	B+/B-	B+/CCC

Qwest Corporation:
Unsecured	Caa2	B	B+
_______________________________________________________________________________
(1)In May and July 2025, Moody's and Fitch, respectively, placed all of Lumen, Level 3, and Qwest's ratings on review for a potential upgrade.

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

From time to time over the past couple of years, we have engaged in various debt refinancings, redemptions, tender offers, exchange offers, open market purchases, and other transactions designed principally to reduce our consolidated indebtedness, extend our debt maturities, lower our interest costs, improve our financial flexibility, or otherwise enhance our debt profile. Subject to market conditions, restrictions under our debt covenants, and other limitations, we expect to opportunistically pursue similar transactions in the future to the extent feasible. See Note 5—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 1 of Part I of this report for additional information.

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

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. On July 4, 2025, the U.S. enacted the OBBBA. The legislation, among other things, makes a favorable change to the business interest expense limitation and makes permanent 100% bonus depreciation for qualifying assets and immediate expensing for domestic research and experimentation expenses. As a result of the OBBBA, we expect our 2025 federal income tax liability to be significantly reduced and, accordingly, we have filed a refund claim for $400 million of federal estimated income taxes that we hope to receive later in 2025.

In addition, in December 2021, the Organization for Economic Co-operation and Development (OECD) issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. These global minimum tax rules have increased our administrative and compliance burdens but the impact to our financial statements is immaterial. We anticipate further legislative activity and administrative guidance throughout 2025 and continue to monitor evolving global tax legislation.

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

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see (i) the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and (ii) updated information on short-term fixed debt commitments above under the heading "—Overview of Sources and Uses of Cash."

Federal Broadband Support Programs

The FCC's RDOF program aims to support broadband expansion in rural areas throughout America. Although we initially agreed to participate in the program in certain areas, as previously disclosed, we relinquished a portion of our RDOF awards in the third quarter of 2024. In the second quarter of 2025, we relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $46 million in our consolidated statements of operations in the second quarter of 2025. We will also incur fees in connection therewith. These fees are currently estimated to be $49 million and are reflected in our operating expenses within our consolidated statements of operations. We expect to remit the $95 million above, along with an additional $4 million relating to our 2024 relinquishment, in the latter half of 2025.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		$ Change
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$1,665	1,613	52
Net cash used in investing activities	(1,642)	(1,194)	448
Net cash used in financing activities	(344)	(1,160)	(816)

Operating Activities

Net cash provided by operating activities increased by $52 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to an increase in deferred revenue related to receipt of advance cash payments pursuant to our recent sales of PCF solutions, partially offset by lower net income adjusted for non-cash expenses and gains, and receipt of a federal income tax cash refund in the first quarter of 2024. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $448 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to increased capital expenditures and lower proceeds from sales of property, plant and equipment, and other assets.

Financing Activities

Net cash used in financing activities decreased by $816 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to higher net proceeds from issuance of long-term debt during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. These decreases were partially offset by higher net payments of long-term debt and revolving debt during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 and higher debt extinguishment costs and fees, driven by the debt transactions in 2025 compared to those in 2024 described elsewhere herein.

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

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries, and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of June 30, 2025, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 12—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures included under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

We are also involved in various other legal proceedings that could substantially impact our financial position. See Note 12—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of June 30, 2025, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Our management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities. As of June 30, 2025, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of June 30, 2025, we had approximately $6.0 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our $6.0 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $60 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at June 30, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

Other than the implementation of controls over accounting for the divestiture of our Mass Markets fiber-to-the-home business in certain states, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information contained under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 12—Commitments, Contingencies and Other Items to our consolidated financial statements included in Item 1 of Part I of this report is incorporated herein by reference. The ultimate outcome of the matters described in Note 12 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, as supplemented by the additional disclosures below:

We may not be able to complete our pending divestiture or realize the anticipated benefits thereof.

On May 21, 2025, we and certain of our affiliates agreed to sell our Mass Markets fiber-to-the-home business in 11 states and enter into various post-closing commercial agreements with the purchaser designed to ensure the continuity of services to customers. The completion of this divestiture is subject to receipt of several regulatory approvals and other customary closing conditions, the satisfaction of which is not assured and may not occur on the timeline that we expect. The pendency of this divestiture could impact us in several ways, including impacting relationships with our customers, vendors, and employees, restricting our operations, and diverting management’s attention from operating our business in the ordinary course. If we are unable to complete the divestiture as expected, we could face significant negative consequences, including negative reactions from the financial markets and challenges in achieving our debt reduction goals, which could adversely affect our credit ratings, and cause difficulty executing on our strategic priorities, objectives, or goals. We have also incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit if the divestiture does not close.

Even if we successfully complete this divestiture, we may, among other things, (i) incur greater tax or other costs or realize fewer benefits than anticipated under the purchase agreement and the post-closing commercial agreements that we plan to enter into with the purchaser, (ii) experience operational difficulties segregating the divested assets from our retained assets, and (iii) experience losses or increased inefficiencies from stranded or underutilized assets. Moreover, these divestitures will reduce our future cash flows and result in certain dis-synergies. In addition, we may be exposed to ongoing obligations and liabilities associated with the divestiture, including as a result of any indemnification obligations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the second quarter of 2025 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
April 2025	271,183	$4.92
May 2025	91	$4.26
June 2025	88,328	$3.92
Total	359,602

ITEM 5. OTHER INFORMATION

(a)None

(b)None

(c)During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits filed or furnished as part of this report are listed below.

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
2.1
Purchase Agreement, dated as of May 21, 2025, by and among Lumen Technologies, Inc., the Sellers named therein, Forged Fiber 37, LLC, and, solely for purposes of Section 11.16 thereof, AT&T DW Holdings, Inc.
		Registrant	8-K Exhibit No. 2.1	5/21/2025
3.1	Composite Articles of Incorporation of the Registrant, as amended and restated through May 13, 2025.	Registrant	8-K Exhibit No. 3.1	5/15/2025
3.2	Bylaws of the Registrant, as amended and restated through May 17, 2023.	Registrant	8-K Exhibit No. 3.1	5/19/2023
4.1
Indenture, dated June 30, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 6.875% First Lien Notes due 2033 of Level 3 Financing, Inc.
		Registrant	8-K Exhibit No. 4.1	6/30/2025
4.2	Form of Notes (included in Exhibit 4.1).	Registrant	8-K Exhibit No. 4.2	6/30/2025
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' (Deficit) Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1) For purposes of this column, (i) "Registrant" means Lumen Technologies, Inc. (File No. 001-07784), formerly named Century Link, Inc., Century Tel, Inc. and Century Telephone Enterprises, Inc., (ii) “Qwest” means Qwest Corporation (File No. 001-03040), (iii) “Qwest Parent” means Qwest Communications International Inc. (File No. 001-15577), and (iv) “Level 3” means Level 3 Parent, LLC (File No. 001-35134), successor-in-interest to Level 3 Communications, Inc.
(2)Represents the date of filing the report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2025.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Andrea Genschaw
Andrea Genschaw Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)