Form 10-Q
period 2025-09-30
Lumen Technologies, Inc.
filed 2025-10-30
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On October 28, 2025, there were 1,025,643,740 shares of common stock outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include "forward-looking" statements about our business, financial condition, operating results, or prospects, within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, including with respect to our agreement to sell our Mass Markets fiber-to-the-home business in 11 states to AT&T, investments, product development, Private Connectivity FabricSM ("PCF") and Quantum Fiber buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, anticipated tax refunds, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, market share, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, securities repurchase plans, leverage, capital allocation plans, financing or refinancing alternatives and sources, and pricing plans; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments, and other matters that are not historical facts, many of which are highlighted by words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

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

•our ability to successfully and timely attain our key operating imperatives, including attaining projected cost savings, simplifying and consolidating our network, simplifying and automating our service support systems, attaining our infrastructure buildout targets, replacing aging or obsolete plant and equipment, and strengthening our relationships with customers;

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

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven largely by the growth of artificial intelligence (“AI”) applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

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

•the impact of any future material acquisitions or divestitures that we may transact, including our pending sale of our Mass Markets fiber-to-the-home business in 11 states;

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

•adverse changes in our access to credit markets on acceptable terms, whether caused by unstable markets, debt covenant restrictions, changes in our financial position, lower credit ratings, or otherwise;

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

•changes in tax, trade, tariff, pension, healthcare, or other laws or regulations, in governmental support programs, or in general government funding levels, including any adverse impact of a prolonged shutdown of the U.S. government;

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$3,087	3,221	9,361	9,779
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,700	1,692	5,011	4,997
Selling, general and administrative	829	696	2,259	2,261
Net loss on sale of business	—	—	—	17
Depreciation and amortization	674	707	2,075	2,198
Goodwill impairment	—	—	628	—
Total operating expenses	3,203	3,095	9,973	9,473
OPERATING (LOSS) INCOME	(116)	126	(612)	306
OTHER (EXPENSE) INCOME
Interest expense	(319)	(351)	(1,004)	(1,015)
Net (loss) gain on early retirement of debt (Note 5)	(395)	(1)	(666)	277
Other income, net	17	54	75	321
Total other expense, net	(697)	(298)	(1,595)	(417)
LOSS BEFORE INCOME TAXES	(813)	(172)	(2,207)	(111)
Income tax (benefit) expense	(192)	(24)	(470)	29
NET LOSS	$(621)	(148)	(1,737)	(140)
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC	$(0.62)	(0.15)	(1.75)	(0.14)
DILUTED	$(0.62)	(0.15)	(1.75)	(0.14)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	995,998	988,794	993,937	986,963
DILUTED	995,998	988,794	993,937	986,963
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
NET LOSS	$(621)	(148)	(1,737)	(140)
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $(7), $(6), $(22) and $(17) tax	23	18	67	52
Change in net prior service cost, net of $1, $1, $2 and $3 tax	(2)	(3)	(5)	(8)
Foreign currency translation adjustment, net of $—, $—, $— and $— tax	11	5	14	—
Other comprehensive income	32	20	76	44
COMPREHENSIVE LOSS	$(589)	(128)	(1,661)	(96)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,401	1,889
Accounts receivable, less allowance of $53 and $59	1,263	1,231
Assets held for sale	3,787	24
Other current assets, net	1,256	1,250
Total current assets	8,707	4,394
Property, plant and equipment, net of accumulated depreciation of $23,420 and $23,121	19,107	20,421
GOODWILL AND OTHER ASSETS
Goodwill	—	1,964
Other intangible assets, net	4,411	4,806
Other assets, net	2,061	1,911
Total goodwill and other assets	6,472	8,681
TOTAL ASSETS	$34,286	33,496
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$94	412
Accounts payable	1,089	749
Accrued expenses and other liabilities
Salaries and benefits	760	716
Income and other taxes	323	272
Current operating lease liabilities	273	253
Interest	133	197
Other current liabilities	224	179
Liabilities held for sale	36	—
Current portion of deferred revenue	1,000	861
Total current liabilities	3,932	3,639
LONG-TERM DEBT	17,578	17,494
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,314	2,890
Benefit plan obligations, net	2,140	2,205
Deferred revenue	6,200	3,733
Other liabilities	3,295	3,071
Total deferred credits and other liabilities	13,949	11,899
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,025,654 and 1,014,768 shares	19,173	19,149
Accumulated other comprehensive loss	(647)	(723)
Accumulated deficit	(19,699)	(17,962)
Total stockholders' (deficit) equity	(1,173)	464
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$34,286	33,496
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(1,737)	(140)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,075	2,198
Net loss on sale of business	—	17
Goodwill impairment	628	—
Deferred income taxes	(597)	(6)
Provision for uncollectible accounts	47	54
Net loss (gain) on early retirement of debt	666	(277)
Debt modification costs and related fees	—	(80)
Gain on sale of investment	—	(205)
Stock-based compensation	35	21
Changes in current assets and liabilities:
Accounts receivable	(92)	39
Accounts payable	262	(212)
Accrued income and other taxes	92	440
Other current assets and liabilities, net	68	264
Retirement benefits	14	(185)
Change in deferred revenue	2,468	1,572
Changes in other assets and liabilities, net	102	185
Other, net	145	(40)
Net cash provided by operating activities	4,176	3,645
INVESTING ACTIVITIES
Capital expenditures	(2,723)	(2,316)
Proceeds from sale of property, plant and equipment, and other assets	44	283
Other, net	10	34
Net cash used in investing activities	(2,669)	(1,999)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	6,920	1,325
Payments of long-term debt	(7,259)	(2,069)
Net payments of revolving line of credit	—	(200)
Debt issuance and extinguishment costs and related fees	(641)	(282)
Other, net	(15)	(15)
Net cash used in financing activities	(995)	(1,241)
Net increase in cash, cash equivalents and restricted cash	512	405
Cash, cash equivalents and restricted cash at beginning of period	1,900	2,248
Cash, cash equivalents and restricted cash at end of period	$2,412	2,653
Supplemental cash flow information:
Income taxes (paid) refunded, net	$(12)	425
Interest paid (net of capitalized interest of $110 and $130)	(984)	(877)
Supplemental noncash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 5)	$(2,267)	—
Issuance of term loans as part of refinancings (Note 5)	2,267	—
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,401	2,640
Restricted cash included in Other current assets, net	3	2
Restricted cash included in Other assets, net	8	11
Total	$2,412	2,653
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,162	1,016	19,149	1,008
Net issuance of common stock through incentive and benefit plans	—	(1)	—	7
Shares withheld to satisfy tax withholdings	(2)	—	(14)	—
Stock-based compensation	13	—	35	—
Other	—	—	3	—
Balance at end of period	19,173	1,015	19,173	1,015
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	18,135	—	18,126
Shares withheld to satisfy tax withholdings	—	(4)	—	(5)
Stock-based compensation	—	10	—	21
Other	—	(1)	—	(2)
Balance at end of period	—	18,140	—	18,140
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(679)	(786)	(723)	(810)
Other comprehensive income	32	20	76	44
Balance at end of period	(647)	(766)	(647)	(766)
ACCUMULATED DEFICIT
Balance at beginning of period	(19,078)	(17,899)	(17,962)	(17,907)
Net loss	(621)	(148)	(1,737)	(140)
Balance at end of period	(19,699)	(18,047)	(19,699)	(18,047)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	$(1,173)	342	(1,173)	342
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

Assets Held for Sale

We classify assets and related liabilities as held for sale when: (i) management has committed to a plan to sell the assets; (ii) the net assets are available for immediate sale; (iii) there is an active program to locate a buyer; and (iv) the sale and transfer of the net assets is probable within one year. Assets and liabilities held for sale are presented separately on our consolidated balance sheets with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of carrying value or fair value, less costs to sell. Depreciation of property, plant and equipment and amortization of finite-lived intangible assets and right-of-use assets are not recorded while these assets are classified as held for sale. For each reporting period that assets are classified as being held for sale, they are tested for recoverability. Unless otherwise specified, the amounts and information presented in the accompanying notes do not include assets and liabilities that have been classified as held for sale as of September 30, 2025. See Note 2 for information about our agreement to sell our Mass Markets fiber-to-the-home business in 11 states to AT&T and our classification of this business as held for sale on May 21, 2025.

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

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2025-07 (“ASU 2025-07”), "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-07 to determine the impact it may have on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06") which amends the guidance in ASC 350-40, "Intangibles—Goodwill and Other—Internal-Use Software". This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-06 to determine the impact it may have on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Measurement of Credit Losses for Accounts Receivable and Contract Assets" (“ASU 2025-05”). This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. This standard is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. This standard is effective for the annual period of fiscal 2026 and early adoption is permitted. As of September 30, 2025, we did not have any outstanding convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

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

We do not believe this divestiture transaction represents a strategic shift for Lumen and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operating results for the Mass Markets fiber-to-the-home business (the "disposal group") in our consolidated operating results until the transaction is closed. We anticipate closing this divestiture in early 2026, upon receipt of all requisite regulatory approvals, as well as the satisfaction of other customary conditions.

As of September 30, 2025 in the accompanying consolidated balance sheet, the assets and liabilities of the disposal group are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets are classified as held for sale. We estimate that we would have recorded an additional $40 million and $62 million of depreciation for the three and nine months ended September 30, 2025, respectively, if the disposal group did not meet the held for sale criteria.

Under the terms of the purchase agreement, Lumen agreed to grant the purchaser an indefeasible right to use (“IRU”) certain Lumen retained fiber assets following the close of the transaction in order to service the transferred customer contracts. The value of these retained Lumen assets subject to the IRU is excluded from assets held for sale in the table below.

The principal components of the held for sale assets and liabilities of the disposal group as of September 30, 2025 are as follows:

September 30, 2025
(Dollars in millions)
Assets held for sale
Accounts receivable, less allowance of $1	$13
Other current assets, net	16
Property, plant and equipment, net of accumulated depreciation of $742	2,370
Goodwill	1,336
Other assets, net	30
Total assets held for sale	$3,765

Liabilities held for sale
Other current liabilities	$3
Current portion of deferred revenue	32
Other non-current liabilities	1
Total liabilities held for sale	$36

Note 3—Goodwill, Customer Relationships and Other Intangible Assets

Goodwill, customer relationships and other intangible assets consisted of the following:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Goodwill(1)	$—	1,964
Indefinite-lived intangible assets	$—	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,796 and $4,504(2)	2,750	3,196
Capitalized software, less accumulated amortization of $3,853 and $4,067(2)	1,599	1,529
Patents and other, less accumulated amortization of $96 and $86	62	72
Total other intangible assets, net	$4,411	4,806
______________________________________________________________________
(1)     As of September 30, 2025, this amount excluded goodwill classified as held for sale of approximately $1.3 billion. See Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business.
(2)    Certain customer relationships with a gross carrying value of $161 million and capitalized software with a gross carrying value of $211 million became fully amortized during 2024 and were retired during the first quarter of 2025.

As of September 30, 2025 and December 31, 2024, the gross carrying amount of goodwill, customer relationships, indefinite-lived, and other intangible assets was $13.2 billion and $15.4 billion, respectively.

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

On September 30, 2025, we had three reporting units: (i) Mass Markets, (ii) North American Business ("NA Business"), and (iii) Asia Pacific region ("APAC"). Our reporting units are not discrete legal entities with discrete full financial statements. Our assets and liabilities are deployed in, and relate to the operations of, multiple reporting units. When we assess goodwill for impairment, we compare the estimated fair value of each reporting unit's equity to the carrying value of equity that we assign to the reporting unit. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the reporting unit is less than the carrying value, we record a non-cash impairment charge equal to the excess amount. Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method, which is based on the present value of projected cash flows over a discrete projection period and a terminal value, which is based on the expected normalized cash flows of the reporting units following the discrete projection period, and (ii) a market approach, which includes the use of market multiples of publicly-traded companies whose services are comparable to ours.

Second Quarter 2025 Goodwill Impairment Analysis

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

We also performed a post-classification goodwill impairment test using the market approach to evaluate whether the fair value of our reporting units that will remain following the divestiture exceeds the carrying value of the equity of such reporting units after classification of assets held for sale and concluded the indicated control premium of approximately 4% was reasonable based on recent market transactions. As a result of this analysis, we determined that the Mass Markets reporting unit was fully impaired, resulting in us recognizing a non-cash, non-tax-deductible goodwill impairment charge of $628 million during the quarter ended June 30, 2025.

The market approach we used in the quarter ended June 30, 2025 incorporated estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives. In developing the market multiples applicable for each reporting unit, we considered observed trends of our industry participants. Our assessment included many factors that required significant judgment. Alternative interpretations of these factors could have resulted in different conclusions regarding the size of our impairment.

The following table shows the rollforward of goodwill assigned to our reportable segments from December 31, 2024 to September 30, 2025.

	Business	Mass Markets	Total
	(Dollars in Millions)
As of December 31, 2024(1)	$—	1,964	1,964
Impairment	—	(628)	(628)
Reclassified as held for sale(2)	—	(1,336)	(1,336)
As of September 30, 2025(1)	$—	—	—
______________________________________________________________________
(1)     Goodwill at September 30, 2025 and December 31, 2024 is net of accumulated impairment losses of $22.3 billion and $21.7 billion, respectively.
(2)    Reflects the $1.3 billion of goodwill, net of accumulated impairment loss, reclassified as held for sale related to our pending divestiture. See Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business

Total amortization expense for finite-lived intangible assets for the three months ended September 30, 2025 and 2024 totaled $251 million and $253 million, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $751 million and $802 million, respectively.

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

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$451	(101)	350	1,294	(279)	1,015
Nurture	192	—	192	587	—	587
Harvest	72	—	72	226	—	226
Other	37	—	37	114	—	114
Total Large Enterprise Revenue	752	(101)	651	2,221	(279)	1,942
Mid-Market Enterprise
Grow	260	(7)	253	779	(19)	760
Nurture	146	—	146	465	—	465
Harvest	71	(1)	70	227	(3)	224
Other	11	—	11	30	—	30

Total Mid-Market Enterprise Revenue	488	(8)	480	1,501	(22)	1,479
Public Sector
Grow	151	(25)	126	450	(73)	377
Nurture	79	—	79	246	—	246
Harvest	112	—	112	357	—	357
Other	136	—	136	394	—	394
Total Public Sector Revenue	478	(25)	453	1,447	(73)	1,374
Wholesale
Grow	261	(73)	188	788	(217)	571
Nurture	160	(6)	154	507	(18)	489
Harvest	236	(34)	202	754	(107)	647
Other	1	—	1	4	—	4
Total Wholesale Revenue	658	(113)	545	2,053	(342)	1,711
International and Other
Grow	37	(1)	36	112	(3)	109
Nurture	34	—	34	106	—	106
Harvest	6	—	6	21	—	21
Other	3	—	3	9	—	9
Total International and Other	80	(1)	79	248	(3)	245
Business Segment by Product Category
Grow	1,160	(207)	953	3,423	(591)	2,832
Nurture	611	(6)	605	1,911	(18)	1,893
Harvest	497	(35)	462	1,585	(110)	1,475
Other	188	—	188	551	—	551
Total Business Segment Revenue	2,456	(248)	2,208	7,470	(719)	6,751
Mass Markets Segment by Product Category
Fiber Broadband	225	(3)	222	651	(9)	642
Other Broadband	230	(23)	207	732	(71)	661
Voice and Other	176	(7)	169	508	24	532
Total Mass Markets Revenue	631	(33)	598	1,891	(56)	1,835
Total Revenue	$3,087	(281)	2,806	9,361	(775)	8,586

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$390	(73)	317	1,145	(183)	962
Nurture	234	—	234	710	—	710
Harvest	94	—	94	293	—	293
Other	43	—	43	127	(1)	126
Total Large Enterprise Revenue	761	(73)	688	2,275	(184)	2,091
Mid-Market Enterprise
Grow	257	(6)	251	770	(19)	751
Nurture	186	—	186	599	—	599

Harvest	89	(1)	88	282	(3)	279
Other	10	(4)	6	30	(5)	25
Total Mid-Market Enterprise Revenue	542	(11)	531	1,681	(27)	1,654
Public Sector
Grow	133	(21)	112	386	(62)	324
Nurture	87	—	87	263	—	263
Harvest	87	(1)	86	273	(3)	270
Other	123	—	123	378	—	378
Total Public Sector Revenue	430	(22)	408	1,300	(65)	1,235
Wholesale
Grow	259	(73)	186	782	(211)	571
Nurture	183	(6)	177	561	(20)	541
Harvest	268	(35)	233	819	(110)	709
Other	2	—	2	7	—	7
Total Wholesale Revenue	712	(114)	598	2,169	(341)	1,828
International and Other
Grow	38	(1)	37	116	(3)	113
Nurture	39	—	39	122	—	122
Harvest	12	—	12	33	—	33
Other	3	—	3	10	—	10
Total International and Other	92	(1)	91	281	(3)	278
Business Segment by Product Category
Grow	1,077	(174)	903	3,199	(478)	2,721
Nurture	729	(6)	723	2,255	(20)	2,235
Harvest	550	(37)	513	1,700	(116)	1,584
Other	181	(4)	177	552	(6)	546
Total Business Segment Revenue	2,537	(221)	2,316	7,706	(620)	7,086
Mass Markets Segment by Product Category
Fiber Broadband	190	(3)	187	541	(10)	531
Other Broadband	283	(25)	258	896	(80)	816
Voice and Other	211	(5)	206	636	(23)	613
Total Mass Markets Revenue	684	(33)	651	2,073	(113)	1,960
Total Revenue	$3,221	(254)	2,967	9,779	(733)	9,046
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

For the three months ended September 30, 2025 and 2024, our gross rental revenue was $272 million and $250 million, respectively, which represented approximately 9% and 8%, respectively, of our operating revenue for the three months ended September 30, 2025 and 2024. For the nine months ended September 30, 2025 and 2024, our gross rental revenue was $799 million and $711 million, respectively, which represented approximately 9% and 7%, respectively, of our operating revenue for the nine months ended September 30, 2025 and 2024.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities, net of amounts classified as held for sale:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Customer receivables, less allowance of $42 and $50(1)	$1,215	1,193
Contract assets	30	19
Contract liabilities(2)	675	733
______________________________________________________________________
(1)    As of September 30, 2025, this amount excluded $13 million of customer receivables, net associated with the disposal group classified as held for sale.
(2)     As of September 30, 2025, this amount excluded $33 million of contract liabilities associated with the disposal group classified as held for sale.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation, and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the three and nine months ended September 30, 2025, we recognized $60 million and $425 million, respectively, of revenue that was included in contract liabilities of $733 million as of January 1, 2025, including contract liabilities that were classified as held for sale. During the three and nine months ended September 30, 2024, we recognized $47 million and $390 million of revenue that was included in contract liabilities of $698 million as of January 1, 2024.

Performance Obligations

As of September 30, 2025, we expect to recognize approximately $5.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of September 30, 2025, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2025, 2026, and thereafter was $880 million, $2.4 billion and $2.7 billion, respectively.

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

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Balance at beginning of period(1)	$210	241	203	222
Costs incurred	34	57	106	166
Amortization	(30)	(41)	(95)	(117)
Change in contract costs held for sale	—	(3)	—	(17)
Balance at end of period(2)	$214	254	214	254
______________________________________________________________________
(1)    The beginning balance for the three months ended September 30, 2025 excluded $14 million of fulfillment costs associated with the disposal group classified as held for sale.
(2)    The ending balance for both the three and nine months ended September 30, 2025 excluded fulfillment costs associated with the disposal group classified as held for sale of $17 million.

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Balance at beginning of period	$185	204	182	184
Costs incurred	36	41	104	126
Amortization	(32)	(36)	(97)	(101)
Balance at end of period	$189	209	189	209

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third party and internal costs associated with the provision, installation, and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 47 months for Mass Markets customers and 34 months for Business customers. We include amortized fulfillment costs in cost of services and products and amortized acquisition costs in Selling, general and administrative in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net on our consolidated balance sheets. We include the amount of deferred costs expected to be amortized beyond the next 12 months in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 5—Long-Term Debt and Credit Facilities

At September 30, 2025, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3 Financing"), including its parent guarantor Level 3 Parent, LLC ("Level 3 Parent") and certain subsidiary guarantors;

•Qwest Corporation ("Qwest"); and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into a credit agreement with certain financial institutions or other institutional lenders or issued senior notes. Certain of these debt instruments are described further below or in Note 7—Long-Term Debt and Credit Facilities to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024.

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	September 30, 2025	December 31, 2024
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	SOFR + 6.00%	2028	343	357
Term Loan B-1(4)	SOFR + 2.35%	2029	1,594	1,606
Term Loan B-2(4)	SOFR + 2.35%	2030	1,594	1,606
Term Loan B(5)	SOFR + 2.25%	2027	56	56
Superpriority notes	4.125% - 10.000%	2029 - 2032	1,247	1,247
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-1(6)	N/A	N/A	—	1,199
Term Loan B-2(6)	N/A	N/A	—	1,199
Term Loan B-4(7)	SOFR + 3.25%	2032	2,400	—
Former Facility Tranche B Term Loan(8)	SOFR + 1.75%	2027	12	12
First Lien notes(9)	6.875% - 7.000%	2033 - 2034	4,425	3,846
Second Lien notes	3.875% - 4.875%	2029 - 2031	2,229	2,579
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,296	1,428
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 4.250%	2028 - 2029	894	964
Qwest Corporation
Senior notes	6.500% - 7.750%	2030 - 2057	1,736	1,973
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	169	192
Finance lease and other obligations	Various	Various	233	254
Unamortized discounts, net			(404)	(395)
Unamortized debt issuance costs			(152)	(217)
Total long-term debt			17,672	17,906
Less current maturities			(94)	(412)
Long-term debt, excluding current maturities			$17,578	17,494
______________________________________________________________________
(1)As of September 30, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” was either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Lumen's Term Loan A had an interest rate of 10.316% and 10.573% as of September 30, 2025 and December 31, 2024, respectively.
(4)Lumen's Term Loan B-1 and B-2 each had an interest rate of 6.780% and 7.037% as of September 30, 2025 and December 31, 2024, respectively.

(5)Lumen's Term Loan B had an interest rate of 6.680% and 6.937% as of September 30, 2025 and December 31, 2024, respectively.
(6)Level 3 Financing's Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56%, which was 11.133% as of December 31, 2024. As described below, this indebtedness was refinanced during the first quarter of 2025.
(7)Level 3 Financing's Term Loan B-4 had an interest rate composition of SOFR + 3.25%, which was 7.566% as of September 30, 2025.
(8)Level 3 Financing's Former Facility Tranche B 2027 Term Loan had an interest rate of 6.180% and 6.437% as of September 30, 2025 and December 31, 2024, respectively.
(9)Reflects Level 3 Financing's (i) Senior Secured notes issued on March 31, 2023 and (ii) First Lien notes issued on March 22, 2024, June 30, 2025, August 18, 2025, and September 8, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of September 30, 2025 (excluding unamortized discounts, net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2025 (remaining three months)	$25
2026	89
2027	139
2028	716
2029	3,761
2030 and thereafter	13,498
Total long-term debt	$18,228

2025 Debt Transactions

During 2025, we have completed various debt refinancing, term loan repricing, and further debt reduction transactions described below, which resulted in a $666 million net loss on early retirement of debt, recognized in our Other (expense) income, net in our consolidated statement of operations for the nine months ended September 30, 2025. Additionally, these transactions resulted in early call premiums which were funded by proceeds from our debt issuances and are reflected as Debt issuance and extinguishment costs and related fees within our financing activities in our consolidated statements of cash flow.

Second Credit Facilities Refinancing — Third Quarter 2025

On September 29, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-3 facilities under its existing Credit Agreement, dated March 22, 2024 (the "Existing Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "Second Credit Facilities Transactions"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Second Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-4 facility.

The Company determined that the Second Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $56 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the three and nine months ended September 30, 2025.

First Lien Note Refinancings — Third Quarter 2025

On August 18, 2025, Level 3 Financing issued $2.0 billion of 7.000% First Lien notes due 2034. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $1.4 billion aggregate principal amount of its then-outstanding First Lien 11.000% Senior Secured notes due 2029, and (ii) $305 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses.

Additionally, on September 8, 2025, Level 3 Financing issued an additional $425 million aggregate principal amount of 7.000% First Lien notes due 2034. On September 14, 2025, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem the remaining $373 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, including the payment of redemption premium and accrued interest, as well as related fees and expenses.

The Company determined that these refinancings constituted debt extinguishments and recorded a loss of $344 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statements of operations for the three and nine months ended September 30, 2025.

First Lien Note Refinancing — Second Quarter 2025

On June 30, 2025, Level 3 Financing issued $2.0 billion of 6.875% First Lien notes due 2033. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $925 million aggregate principal amount of Level 3 Financing's then-outstanding First Lien 10.500% Senior Secured notes due 2030, (ii) all $668 million aggregate principal amount of Level 3 Financing’s then-outstanding 10.500% First Lien notes due 2029, and (iii) $167 million aggregate principal amount of Level 3 Financing’s outstanding 11.000% First Lien notes due 2029, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses (collectively, the "First Lien Note Refinancing").

The Company determined that the First Lien Note Refinancing constituted a debt extinguishment and recorded a loss of $236 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the nine months ended September 30, 2025.

First Credit Facilities Refinancing — First Quarter 2025

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its existing Credit Agreement, dated March 22, 2024 (the "Original Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Original Level 3 Credit Agreement (collectively, the "First Credit Facilities Transactions"). This amendment revised the Original Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the First Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

The Company determined that the First Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $35 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other (expense) income, net in our consolidated statement of operations for the nine months ended September 30, 2025.

Third Quarter 2025 Cash Redemption

On September 30, 2025, Level 3 Financing fully redeemed $350 million in aggregate principal amount of its 10.000% Second Lien notes due 2032 in exchange for cash. Transaction fees related to this redemption were not significant.

First Quarter 2025 Cash Redemptions

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

As of September 30, 2025, no borrowings were outstanding under Lumen’s (i) Series A Revolving Credit Facility, with commitments of approximately $489 million, or (ii) Series B Revolving Credit Facility, with commitments of approximately $465 million.

Level 3 Financing Credit Agreement

As of September 30, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-4 outstanding under the term loan facility established by the Existing Level 3 Credit Agreement.

Borrowings under the term loan facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the term loan facility will be 3.25%. The term loan facility is subject to a SOFR floor of 0.00%.

Level 3 Financing may voluntarily prepay loans or reduce commitments under the Level 3 Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to March 29, 2026). Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness related to the senior notes of Lumen and its subsidiaries at September 30, 2025 included:

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

At September 30, 2025, we had $234 million undrawn letters of credit outstanding, (i) $232 million of which were issued under the Revolving Credit Facilities and (ii) $2 million of which were issued under a separate facility maintained by Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

Certain Guarantees and Security Interests

Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement are unsecured, but certain of Lumen’s subsidiaries have provided an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees are secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, Level 3 Financing, and certain of Level 3 Financing’s subsidiaries have provided an unconditional guarantee of payment of Lumen’s obligations under each of its Series A Revolving Credit Facility of up to $150 million and its Series B Revolving Credit Facility of up to $150 million, in each case secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries have provided an unsecured guarantee of collection of Lumen’s obligations under the Revolving Credit Facilities and Lumen TLA (such entities, the “Qwest Guarantors”).

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

Compliance

As of September 30, 2025, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of September 30, 2025, certain of its key subsidiaries have guaranteed on either a secured or unsecured basis (i) Lumen's debt outstanding under its superpriority credit agreements, its superpriority senior secured notes and unsecured senior notes issued by certain other subsidiaries and its $225 million letter of credit facility and (ii) the outstanding term loans, senior secured notes and senior unsecured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

Note 6—Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	September 30, 2025	December 31, 2024

		(Dollars in millions)
Land	N/A	$628	630
Fiber, conduit and other outside plant (1)	15-45 years	16,447	17,348
Central office and other network electronics(2)	3-10 years	16,346	16,616
Support assets(3)	3-30 years	6,903	6,804
Construction in progress(4)	N/A	2,203	2,144
Gross property, plant and equipment		42,527	43,542
Accumulated depreciation		(23,420)	(23,121)
Net property, plant and equipment		$19,107	20,421
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

As of September 30, 2025, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on the disposal group. See Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business.

We recorded depreciation expense of $423 million and $1.3 billion for the three and nine months ended September 30, 2025 and $454 million and $1.4 billion for the three and nine months ended September 30, 2024, respectively.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance at December 31, 2024	$12
Accrued to expense	35
Payments, net	(28)
Balance at September 30, 2025	$19

Note 8—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plans, and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$5	6	16	18
Interest cost	61	63	181	188
Expected return on plan assets	(64)	(68)	(191)	(204)
Recognition of prior service credit	—	(3)	(1)	(6)
Recognition of actuarial loss	36	28	108	82
Net periodic pension expense	$38	26	113	78

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$—	1	2	3
Interest cost	22	23	66	70
Recognition of prior service credit	(3)	(1)	(6)	(5)
Recognition of actuarial gain	(6)	(4)	(19)	(13)
Special termination benefits charge	—	—	—	2
Net periodic post-retirement benefit expense	$13	19	43	57

Service costs for our pension and post-retirement benefit plans are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in Other income, net on our consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge of $2 million during the second quarter of 2024 for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

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

Note 9—(Loss) Earnings Per Common Share

Basic and diluted loss per common share for the three and nine months ended September 30, 2025 and 2024 were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (numerator)
Net loss	$(621)	(148)	(1,737)	(140)
Net loss applicable to common stock for computing basic loss per common share	(621)	(148)	(1,737)	(140)
Net loss as adjusted for purposes of computing diluted loss per common share	(621)	(148)	(1,737)	(140)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,026,473	1,016,211	1,023,737	1,014,473
Non-vested restricted stock	(30,475)	(27,417)	(29,800)	(27,510)
Weighted average shares outstanding for computing basic loss per common share	995,998	988,794	993,937	986,963
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—	—
Shares issuable under incentive compensation plans	—	—	—	—
Number of shares as adjusted for purposes of computing diluted loss per common share	995,998	988,794	993,937	986,963
Basic loss per common share	$(0.62)	(0.15)	(1.75)	(0.14)
Diluted loss per common share(1)	$(0.62)	(0.15)	(1.75)	(0.14)
______________________________________________________________________
(1)For the three and nine months ended September 30, 2025, we excluded from the calculation of diluted loss per share 11 million and 10 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position. For the three and nine months ended September 30, 2024, we excluded from the calculation of diluted loss per share less than 12 million and 5 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted loss per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 7.6 million and 11.3 million for the three months ended September 30, 2025 and 2024, respectively and 14.7 million and 18.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 10—Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt (excluding finance lease and other obligations), certain equity investments, and certain indemnification obligations. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities as of September 30, 2025 and December 31, 2024, as well as the input level used to determine the fair values indicated below:

		September 30, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$17,439	17,220	17,652	17,127
Indemnifications related to the sale of the Latin American business(1)	3	86	82	87	84
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

The following tables summarize our segment results for the three and nine months ended September 30, 2025 and 2024, based on the segment categorization under which we were operating at September 30, 2025.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,456	631	7,470	1,891
Segment expenses
Cost of services and products	691	13	2,120	40
Headcount costs	294	142	874	434
Non-headcount costs	363	129	1,050	372
Total segment expense	1,348	284	4,044	846
Total segment adjusted EBITDA	$1,108	347	3,426	1,045

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Business	Mass Markets	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$2,537	684	7,706	2,073
Segment expenses
Cost of services and products	766	16	2,265	53
Headcount costs	300	162	948	484
Non-headcount costs	371	149	1,061	420
Total segment expense	1,437	327	4,274	957
Total segment adjusted EBITDA	$1,100	357	3,432	1,116

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

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation;

•other income and expense items; and

•income tax expense.

The following table reconciles total segment adjusted EBITDA to net loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Total segment adjusted EBITDA	$1,455	1,457	4,471	4,548
Depreciation and amortization	(674)	(707)	(2,075)	(2,198)
Goodwill impairment	—	—	(628)	—
Other unallocated expense	(884)	(614)	(2,345)	(2,023)
Stock-based compensation expense	(13)	(10)	(35)	(21)
Operating (loss) income	(116)	126	(612)	306
Total other expense, net	(697)	(298)	(1,595)	(417)
Loss before income taxes	(813)	(172)	(2,207)	(111)
Income tax (benefit) expense	(192)	(24)	(470)	29
Net loss	$(621)	(148)	(1,737)	(140)

Note 12—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings, and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations, or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, at September 30, 2025 and December 31, 2024, we had accrued $124 million and $78 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $124 million accrual at September 30, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Blum. On November 6, 2023, a putative class action complaint was filed in the 16th Judicial District Court for the Parish of St. Mary, State of Louisiana, Case 137935, asserting claims on behalf of all citizens owning real properties in the State of Louisiana that have been affected by lead-sheathed telecommunications cables installed by AT&T, BellSouth, Verizon, and Lumen or their predecessors. The complaint seeks damages and injunctive relief under Louisiana state law. The case has been removed to Federal Court in the United States District Court Western District of Louisiana Lafayette Division, Case 6:23-CV-01748. In December 2024, the plaintiffs filed an amended complaint and a motion for remand. In September 2025, the motion to remand was denied.

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

In December 2020, the Staff of the Washington Utilities and Transportation Commission ("WUTC") filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial, the WUTC issued an order imposing a penalty of approximately $1 million. On April 15, 2024, we appealed that decision to the Washington State Court of Appeals. In August 2025, the Court of Appeals denied the appeal. In September 2025, we filed a petition for review with the Washington State Supreme Court.

Latin American Tax Litigation and Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. We agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount disclosed in Note 10—Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $81 million in excess of the amount accrued as of September 30, 2025.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants our affiliate Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195 pending in Colorado District Court, Boulder, Colorado. In September 2025, the court vacated the trial date because the defendants reached agreements in principle to settle with virtually all of the plaintiffs, subject to final documentation. The court set a status conference for November 5, 2025.

Minnesota State Income Tax Audit

In May 2025, the Minnesota Department of Revenue issued an order (the "Order") denying the Company's petition for a separate allocation or separate apportionment of the taxable gain resulting from the 2022 divestiture of a portion of our incumbent local exchange carrier ("ILEC") business and making other minor adjustments. The Order seeks to assess additional income tax, penalties, and interest for the 2021 and 2022 tax years. On August 4, 2025, Lumen filed an appeal of the Order disputing this assessment, which is captioned Lumen Technologies, Inc. v. Commissioner of Revenue, Docket No. 9744-R., in the Minnesota Tax Court. The Company previously established an uncertain tax position for this item and believes that it is adequately reserved.

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

Note 13—Other Financial Information

Other Current Assets, net

The following table presents details of other current assets, net reflected on our consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Prepaid expenses	$370	372
Income tax receivable	444	483
Materials, supplies and inventory	163	146
Contract assets	14	16
Contract acquisition costs	106	102
Contract fulfillment costs	128	109
Other	31	22
Total other current assets, net(1)	$1,256	1,250
______________________________________________________________________
(1)    As of September 30, 2025, this amount excludes $16 million of other current assets associated with the disposal group classified as held for sale.

Current Liabilities

Included in accounts payable at September 30, 2025 and December 31, 2024 were $289 million and $248 million, respectively, associated with capital expenditures.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions. For the nine months ended September 30, 2024, Other income, net included a gain on sale of investment of $205 million.

Note 14—Accumulated Other Comprehensive Loss

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the nine months ended September 30, 2025:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance at December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive income (loss) before reclassifications	—	—	14	14
Amounts reclassified from accumulated other comprehensive loss	81	(19)	—	62
Net current-period other comprehensive income (loss)	81	(19)	14	76
Balance at September 30, 2025	$(922)	301	(26)	(647)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2025:

Three Months Ended September 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$30	Other income, net
Prior service credit	(3)	Other income, net
Total before tax	27
Income tax benefit	(6)	Income tax (benefit) expense
Net of tax	$21

Nine Months Ended September 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$89	Other income, net
Prior service credit	(7)	Other income, net
Total before tax	82
Income tax benefit	(20)	Income tax (benefit) expense
Net of tax	$62
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component for the nine months ended September 30, 2024:

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

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component for the three and nine months ended September 30, 2024:

Three Months Ended September 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$24	Other income, net
Prior service credit	(4)	Other income, net
Total before tax	20
Income tax benefit	(5)	Income tax (benefit) expense
Net of tax	$15

Nine Months Ended September 30, 2024	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$69	Other income, net
Prior service credit	(11)	Other income, net
Total before tax	58
Income tax benefit	(14)	Income tax (benefit) expense
Net of tax	$44
________________________________________________________________________
(1)See Note 8—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Note 15—Labor Union Contracts

As of September 30, 2025, approximately 19% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). Approximately 6% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12-month period ending September 30, 2026.

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

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world's most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. We are among the largest providers of communications services to domestic and global enterprise customers. Our long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate. As of September 30, 2025, we had approximately 24,000 employees.

Planned Divestiture of the Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets fiber-to-the-home business (including approximately 95% of Quantum Fiber) in 11 states to AT&T for a pre-tax total of $5.75 billion in cash, subject to working capital and other various purchase price adjustments. We expect to close this transaction in early 2026, although we can provide no assurance to this effect. The actual amount of our net after-tax proceeds from this divestiture could vary from the amounts we currently estimate. The sales of fiber assets to AT&T will not result in Lumen fully exiting its fiber business in any state. For additional information, see Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business.

Macroeconomic Changes

Over the past few years, macroeconomic changes have impacted us and our customers in several ways.

We believe macroeconomic changes over the past few years have resulted in (i) increases in certain revenue streams and decreases in others, (ii) operational challenges resulting from inflation and shortages of certain components and other supplies that we use in our business, (iii) delays in our cost transformation initiatives, and (iv) delayed decision-making by certain of our customers. We do not believe these effects, individually or in the aggregate, have to date materially impacted our financial performance or financial position.

Industry developments over the past few years have increased fiber construction demand from customers. The resulting increase in construction labor rates continue to increase the cost of enabling units to be capable of receiving our Quantum Fiber broadband services. We believe these factors also occasionally contributed to a delay in attaining our Quantum Fiber buildout targets.

Continued business and geopolitical uncertainty, new tariffs, supply constraints, or inflationary pressures could materially impact our financial results in a variety of ways, including by increasing our expenses, decreasing our revenues, further delaying our network expansion plans, further delaying customer decision-making, or otherwise interfering with our ability to deliver products and services.

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

•Mass Markets Segment: Under our Mass Markets segment, we provide products and services to domestic residential and small business customers. At September 30, 2025, we served 2.4 million broadband subscribers under our Mass Markets segment.

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

The following table summarizes the results of our consolidated operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts)
Operating revenue	$3,087	3,221	9,361	9,779
Operating expenses	3,203	3,095	9,973	9,473
Operating (loss) income	(116)	126	(612)	306
Total other expense, net	(697)	(298)	(1,595)	(417)
Loss before income taxes	(813)	(172)	(2,207)	(111)
Income tax (benefit) expense	(192)	(24)	(470)	29
Net loss	(621)	(148)	(1,737)	(140)
Basic loss per common share	$(0.62)	(0.15)	(1.75)	(0.14)
Diluted loss per common share	$(0.62)	(0.15)	(1.75)	(0.14)

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

•manage our non-core business for cash flow; and

•reduce our costs and strengthen our financial position and performance through our modernization and simplification initiatives, as well as reduce our overall leverage.

Revenue

The following table summarizes our consolidated operating revenue recorded under each of our two segments and in our five revenue sales channels within the Business segment described above:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Business Segment:
Large Enterprise	$752	761	(1)%	2,221	2,275	(2)%
Mid-Market Enterprise	488	542	(10)%	1,501	1,681	(11)%
Public Sector	478	430	11%	1,447	1,300	11%
Wholesale	658	712	(8)%	2,053	2,169	(5)%
International and Other	80	92	(13)%	248	281	(12)%
Business Segment Revenue	2,456	2,537	(3)%	7,470	7,706	(3)%
Mass Markets Segment Revenue	631	684	(8)%	1,891	2,073	(9)%
Total consolidated operating revenue	$3,087	3,221	(4)%	9,361	9,779	(4)%

Consolidated operating revenue decreased by $134 million and $418 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. See our segment results below for information on the drivers of our revenue.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,700	1,692	—%	5,011	4,997	—%
Selling, general and administrative	829	696	19%	2,259	2,261	—%
Net loss on sale of business	—	—	nm	—	17	nm
Depreciation and amortization	674	707	(5)%	2,075	2,198	(6)%
Goodwill impairment	—	—	nm	628	—	nm
Total operating expenses	$3,203	3,095	3%	9,973	9,473	5%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) increased by $8 million and $14 million, respectively, for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the increase was primarily due to an increase of $41 million in employee-related expenses, partially offset by a decrease of $20 million related to equipment and maintenance expense and a decrease of $18 million in network expenses. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the increase was primarily due to (i) an increase of $50 million in network expenses, (ii) an increase of $28 million in employee-related expenses, and (iii) an increase of $12 million in real estate and power expense. These increases were partially offset by a decrease of $74 million related to equipment and maintenance expense.

Selling, General and Administrative

Selling, general and administrative expenses increased by $133 million and decreased by $2 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. For the three months ended September 30, 2025 compared to the three months ended September 30, 2024, the increase was primarily due to (i) an increase of $120 million in professional fees and legal expenses and (ii) an increase of $37 million in employee-related expenses, partially offset by a decrease of $14 million in insurance and other fees. For the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, the decrease was primarily due to (i) a decrease of $55 million employee-related expenses, (ii) a decrease of $25 million in insurance and other fees and (iii) a decline of $11 million in professional fees and legal expenses mainly driven by our debt transaction in the first quarter of 2024 with no comparably-sized transaction in the first nine months of 2025, partially offset by increased professional fees associated with our transformation initiatives and other legal fees incurred in 2025. This decrease was offset by (i) $61 million related to a loss on the sale of operating assets in the first half of 2025 and recognition in the first quarter of 2024 of a deferred gain on the sale of select CDN contracts and (ii) by an increase of $49 million due to fees related to the voluntary relinquishment of our funding received under the FCC's Rural Digital Opportunity Fund (“RDOF”).

Net Loss on Sale of Business

For a discussion of the net loss on sale of business that we recognized during the nine months ended September 30, 2024, see Note 2—Divestitures of the Latin American, ILEC and EMEA Businesses to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Depreciation	$423	454	(7)%	1,324	1,396	(5)%
Amortization	251	253	(1)%	751	802	(6)%
Total depreciation and amortization	$674	707	(5)%	2,075	2,198	(6)%

Depreciation expense decreased by $31 million and $72 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. These decreases were primarily due to (i) a decrease of $40 million and $62 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, due to the discontinuation during the second quarter of 2025 of the depreciation of the tangible assets of our Mass Markets fiber-to-the-home business held for sale, (ii) a decrease of $18 million from accelerated depreciation of CDN assets in 2024 for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, and (iii) a decrease of $8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to decommissioned assets. These decreases were partially offset by an increase of $8 million and $17 million, respectively, associated with the net increase in depreciable assets.

Amortization expense decreased by $2 million and $51 million for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024. These decreases were due principally to a $1 million and $23 million decrease, respectively, associated with net reductions in amortizable assets and a $8 million and $34 million decrease, respectively, associated with the accelerated amortization of software assets.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairment

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The classification of our Mass Markets fiber-to-the-home business as held for sale, as described in Note 2—Planned Divestiture of the Mass Markets Fiber-to-the-Home Business was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025.

We report under two segments: Business and Mass Markets. As of September 30, 2025, we had three reporting units for goodwill impairment testing, which are (i) Mass Markets, (ii) North America Business ("NA Business") and (iii) Asia Pacific ("APAC") region.

When we performed our impairment tests during the second quarter of 2025, we concluded that the estimated fair value of our Mass Markets reporting unit was less than our carrying value of equity for this unit as of our testing date. As a result, we recorded non-cash, non-tax-deductible goodwill impairment charges aggregating to $628 million in the second quarter of 2025.

See Note 3—Goodwill, Customer Relationships and Other Intangible Assets to our consolidated financial statements in Item 1 of Part I of this report for further details.

Other Consolidated Results

The following table summarizes our total other (expense) income, net and income tax (benefit) expense:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(319)	(351)	(9)%	(1,004)	(1,015)	(1)%
Net (loss) gain on early retirement of debt	(395)	(1)	nm	(666)	277	nm
Other income, net	17	54	(69)%	75	321	(77)%
Total other expense, net	$(697)	(298)	134%	(1,595)	(417)	nm
Income tax (benefit) expense	$(192)	(24)	nm	(470)	29	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased by $32 million and $11 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. The decrease for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was due to the decrease in the average interest rate from 7.85% to 6.80% and a decrease of approximately $1 billion in average outstanding long-term debt for the period. The decrease for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was due to a decrease of approximately $1 billion in average outstanding long-term debt for the period, which was partially offset by an increase in the average interest rate from 7.09% to 7.16% for the period.

Net (Loss) Gain on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net loss on debt we recognized for the three and nine months ended September 30, 2025, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report Form 10-K for the year ended December 31, 2024 for discussion of the 2024 transactions that resulted in the net gain on debt recognized for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(46)	(38)	(138)	(114)
Foreign currency (loss) gain	(5)	11	8	(3)
Gain on sale of investment	—	—	—	205
Loss on investment in limited partnership	—	(7)	—	(10)
Transition and separation services	37	37	114	107
Interest income	18	18	59	90
Other	13	33	32	46
Total other income, net	$17	54	75	321

Income Tax Expense

For the three and nine months ended September 30, 2025, our effective income tax rate was 23.6% and 21.3%, respectively. The nine months ended September 30, 2025 includes a $42 million unfavorable impact from our goodwill impairment. For the three and nine months ended September 30, 2024, our effective income tax rate was 14.0% and (26.1)%, respectively, including an unfavorable impact of interest on our uncertain tax position reserves.

Segment Results

General

Reconciliation of segment revenue to total operating revenue is below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating revenue
Business	$2,456	2,537	7,470	7,706
Mass Markets	631	684	1,891	2,073
Total operating revenue	$3,087	3,221	9,361	9,779

For additional information on our reportable segments and product and services categories, see Note 4—Revenue Recognition and Note 11—Segment Information to our consolidated financial statements in Item 1 of Part I of this report.

Business Segment

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Business Segment Product Categories:
Grow	$1,160	1,077	8%	3,423	3,199	7%
Nurture	611	729	(16)%	1,911	2,255	(15)%
Harvest	497	550	(10)%	1,585	1,700	(7)%
Other	188	181	4%	551	552	(—)%
Total segment revenue	2,456	2,537	(3)%	7,470	7,706	(3)%
Expenses:
Total segment expense	1,348	1,437	(6)%	4,044	4,274	(5)%
Total segment adjusted EBITDA	$1,108	1,100	1%	3,426	3,432	(—)%

Three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

Business segment revenue decreased $81 million and $236 million, respectively, for the three and nine months ended September 30, 2025, as compared to the comparable periods ended September 30, 2024. Within each product category for the three and nine months ended September 30, 2025 as compared to the comparable periods ended September 30, 2024:

•Grow increased by $83 million and $224 million, respectively, primarily due to an increase of revenue from dark fiber and conduit of $49 million and $137 million and growth in IP services of $20 million and $56 million, respectively;

•Nurture decreased by $118 million and $344 million, respectively, primarily due to declines in traditional VPN services of $85 million and $264 million and declines in Ethernet services of $30 million and $82 million, respectively;

•Harvest decreased by $53 million and $115 million, respectively, primarily due to a $44 million and $125 million decline in legacy voice services and a $12 million and $41 million decline in other legacy products and services, respectively, partially offset by an increase in private line revenue of $6 million and $64 million attributable primarily to temporary rate increases; and

•Other increased by $7 million and decreased by $1 million, respectively, primarily due to an increase in equipment sales revenue of approximately $15 million and $7 million, respectively.

Business segment expense decreased by $89 million and $230 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, primarily driven by a decrease of $75 million and $145 million, respectively, in overall network expense and a decrease of $6 million and $74 million, respectively, in employee-related costs due to lower headcount.

Business segment adjusted EBITDA as a percentage of segment revenue was 45% and 46% for the three and nine months ended September 30, 2025 and 43% and 45% for the three and nine months ended September 30, 2024.

Mass Markets Segment

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(Dollars in millions)			(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$225	190	18%	651	541	20%
Other Broadband	230	283	(19)%	732	896	(18)%
Voice and Other	176	211	(17)%	508	636	(20)%
Total segment revenue	631	684	(8)%	1,891	2,073	(9)%
Expenses:
Total segment expense	284	327	(13)%	846	957	(12)%
Total segment adjusted EBITDA	$347	357	(3)%	1,045	1,116	(6)%

Three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024

Mass Markets segment revenue decreased $53 million and $182 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024. More specifically, within each product category:

•Fiber Broadband revenue increased $35 million and $110 million, respectively, primarily driven by growth in the number of fiber customers associated with our continued increase in enabled locations from our Quantum Fiber buildout;

•Other Broadband revenue decreased $53 million and $164 million, respectively, primarily due to fewer customers for our lower speed copper-based broadband services; and

•Voice and Other decreased $35 million and $128 million, respectively, principally due to the continued loss of copper-based voice customers and a decrease of $46 million due to the voluntary relinquishment of our funding received under the FCC's RDOF in the second quarter of 2025. See the "Liquidity and Capital Resources—Federal Broadband Support Programs" in Item 2 of Part I below for more information.

Mass Markets segment expense decreased $43 million and $111 million for the three and nine months ended September 30, 2025, respectively, as compared to the three and nine months ended September 30, 2024, primarily driven by decreases of (i) $20 million and $50 million, respectively, in employee-related costs due to lower headcount, (ii) $10 million and $21 million, respectively, in marketing and advertising expense, (iii) $5 million and $11 million, respectively, in professional fees, and (iv) $3 million and $14 million, respectively, in overall network expense.

Mass Markets segment adjusted EBITDA as a percentage of segment revenue was 55% for both the three and nine months ended September 30, 2025 and 52% and 54% for the three and nine months ended September 30, 2024, respectively.

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

At September 30, 2025, we held cash and cash equivalents of $2.4 billion. As of September 30, 2025 we had approximately $722 million of borrowing capacity available under our approximately $954 million of superpriority series A and series B Revolving Credit Facilities (respectively, the “Series A Revolving Credit Facility” and “Series B Revolving Credit Facility,” and, together, the “Revolving Credit Facilities”), net of undrawn letters of credit issued to us thereunder. We typically use our Revolving Credit Facilities as a source of liquidity for operating activities and our other cash requirements. We had approximately $67 million of cash and cash equivalents outside the United States at September 30, 2025. We currently believe that there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing U.S. taxes or significant foreign taxes. We do not currently intend to repatriate to the United States any material amounts of our foreign cash and cash equivalents from operating entities.

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

For the 12-month period ending September 30, 2026, we project that our fixed commitments will include $52 million of scheduled term loan amortization payments and $42 million of finance lease and other fixed payments.

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

We believe that our cash and cash equivalents as of September 30, 2025 and current sources of funding will provide sufficient liquidity to enable the Company to meet its cash requirements for at least the next 12 months. We will continue to monitor our future sources and uses of cash, and anticipate that we will make adjustments to our capital allocation strategies when, as and if determined by our senior leadership team and our Board. We may also draw on our Revolving Credit Facilities as a source of liquidity for operating activities and to give us additional flexibility to finance our capital investments, payments of debt, pension contributions, and other cash requirements.

On July 4, 2025, the U.S. enacted H.R.1, "A bill to provide for reconciliation pursuant to Title II of H. Con. Res. 14," commonly referred to as the One Big Beautiful Bill Act (the "OBBBA"). See "Income Tax Obligations" for further information about the expected impact of the OBBBA on the Company.

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

Our capital expenditures continue to be focused on enhancing network operating efficiencies, developing new services, and expanding our fiber network, including our Private Connectivity FabricSM and Quantum Fiber buildout plans. A portion of our capital expenditures are also expected to be focused on replacing aged network assets. For more information on our capital spending, see (i) "—Overview of Sources and Uses of Cash " above, (ii) "Cash Flow Activities—Investing Activities" below, and (iii) Item 1 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

Debt Instruments and Financing Arrangements

Debt Instruments

On September 30, 2025, Level 3 Financing fully redeemed in exchange for cash $350 million aggregate principal amount of its 10.000% Second Lien notes due 2032.

On September 29, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-3 facilities under its existing Credit Agreement, dated March 22, 2024 (the "Existing Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "Second Credit Facilities Transactions"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Second Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-4 facility.

On August 18, 2025, Level 3 Financing issued $2.0 billion of 7.000% First Lien notes due 2034. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem (i) all $1.4 billion aggregate principal amount of its then-outstanding First Lien 11.000% Senior Secured notes due 2029, and (ii) $305 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, in each case including the payment of redemption premium and accrued interest, as well as related fees and expenses. Additionally, on September 8, 2025, Level 3 Financing issued an additional $425 million aggregate principal amount of 7.000% First Lien notes due 2034. On September 14, 2025, Level 3 Financing used the net proceeds from the offering, together with cash on hand, to redeem the remaining $373 million aggregate principal amount of its outstanding 10.750% First Lien notes due 2030, including the payment of redemption premium and accrued interest, as well as related fees and expenses.

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

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its Existing Level 3 Credit Agreement, and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "First Credit Facilities Transactions"). This amendment revised the Original Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the First Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

On February 15, 2025, (i) Lumen Technologies redeemed approximately $132 million aggregate principal amount of its unsecured senior notes and (ii) Level 3 Financing redeemed approximately $70 million aggregate principal amount of its unsecured senior notes, both in exchange for cash.

At September 30, 2025, we had:

•$13.9 billion of outstanding consolidated secured indebtedness;

•$4.1 billion of outstanding consolidated unsecured indebtedness (excluding (i) finance lease obligations, (ii) unamortized discounts, net, and (iii) unamortized debt issuance costs); and

•approximately $722 million of unused borrowing capacity under our Revolving Credit Facilities, as discussed further below.

Under its credit agreements dated March 22, 2024, Lumen maintained at September 30, 2025 (i) approximately $954 million of superpriority Revolving Credit Facilities, under which no amounts were outstanding as of such date, and had approximately $232 million of letters of credit issued and undrawn as of such date, and (ii) approximately $3.5 billion of drawn superpriority term loan facilities. Under the Existing Level 3 Credit Agreement, Level 3 Financing maintained $2.4 billion of drawn secured term loan facilities at September 30, 2025.

At September 30, 2025, we had $234 million undrawn letters of credit outstanding, (i) $232 million of which were issued under our Revolving Credit Facilities and (ii) $2 million of which were issued under a separate facility maintained by Lumen subsidiaries (the majority of which is collateralized by cash).

In addition to indebtedness under their above-mentioned credit agreements, Lumen and Level 3 Financing are indebted under their respective outstanding senior notes, and certain of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

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

Tax legislation continues to evolve globally with new laws and regulations that create uncertainty in the global economy. On July 4, 2025, the U.S. enacted the OBBBA. The legislation, among other things, makes a favorable change to the business interest expense limitation and makes permanent 100% bonus depreciation for qualifying assets and immediate expensing for domestic research and experimentation expenses. We do not expect the tax provisions of the OBBBA to have a material impact on our 2025 effective tax rate. As a result of the OBBBA, we expect our 2025 federal income tax liability to be significantly reduced. Accordingly, in July 2025, we filed a refund claim for $400 million of federal estimated income taxes that we anticipate receiving later in 2025.

In December 2021, the Organization for Economic Co-operation and Development (OECD) issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. These global minimum tax rules have increased our administrative and compliance burdens, but we believe the impact to our financial statements is immaterial. We anticipate further legislative activity and administrative guidance throughout 2025 and continue to monitor evolving global tax legislation.

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

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see (i) the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024 and (ii) updated information on our debt arrangements above under the heading "—Debt Instruments and Financing Arrangements."

Federal Broadband Support Programs

The FCC's RDOF program aims to support broadband expansion in rural areas throughout America. Although we initially agreed to participate in the program in certain areas, as previously disclosed, we voluntarily relinquished a portion of our RDOF awards in the third quarter of 2024. In the second quarter of 2025, we voluntarily relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $46 million in our consolidated statements of operations in the second quarter of 2025. We will also incur fees in connection therewith. These fees are currently estimated to be $49 million and are reflected in our operating expenses within our consolidated statements of operations. We expect to remit the $95 million of revenue and fees summarized above, along with an additional $4 million relating to our 2024 relinquishment, in the first half of 2026.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		$ Change
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$4,176	3,645	531
Net cash used in investing activities	(2,669)	(1,999)	670
Net cash used in financing activities	(995)	(1,241)	(246)

Operating Activities

Net cash provided by operating activities increased by $531 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in deferred revenue related to receipt of advance cash payments pursuant to our recent sales of PCF solutions, which was partially offset by higher net loss adjusted for non-cash expenses and gains, and receipt of a federal income tax cash refund in the first quarter of 2024 which has not been replicated in 2025. Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased by $670 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to increased capital expenditures and lower proceeds from sales of property, plant and equipment, and other assets.

Financing Activities

Net cash used in financing activities decreased by $246 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to higher net proceeds from issuance of long-term debt during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. These decreases were partially offset by higher net payments of long-term debt and revolving debt during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 and higher debt extinguishment costs and fees, driven by the debt transactions in 2025 compared to those in 2024 described elsewhere herein.

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

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Recent media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries, and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of September 30, 2025, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 12—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report, and the risk factor disclosures included under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024.

We are also involved in various other legal proceedings that could substantially impact our financial position. See Note 12—Commitments, Contingencies and Other Items to our consolidated financial statements in Item 1 of Part I of this report for additional information.

Market Risk

As of September 30, 2025, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Our management periodically reviews our exposure to interest rate fluctuations and periodically implements strategies to manage the exposure. From time to time, we have used derivative instruments to swap our exposure to variable interest rates for fixed interest rates. We have established policies and procedures for risk assessment and the approval, reporting, and monitoring of derivative instrument activities. As of September 30, 2025, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of September 30, 2025, we had approximately $6.0 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our $6.0 billion of unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $60 million.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those disclosed by us from time to time if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at September 30, 2025.

Other Information

Our website is www.lumen.com. We routinely post important investor information in the "Investors" section of our website at ir.lumen.com. We also use our website to webcast our earnings calls and certain of our meetings with investors or other members of the investment community. The information contained on, or that may be accessed through, our website is not part of this quarterly report. You may obtain free electronic copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K filed by us or our affiliates Level 3 Parent, LLC and Qwest Corporation, and all amendments to those reports, in the "Investor Relations" section of our website (ir.lumen.com) under the headings "FINANCIALS" and "SEC Filings." These reports are available on our website as soon as reasonably practicable after they are electronically filed with the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Liquidity and Capital Resources—Market Risk" in Item 2 of Part I above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in providing reasonable assurance the information required to be disclosed by us in this report was accumulated and communicated in the manner provided above.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the third quarter of 2025 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
July 2025	25,068	$4.51
August 2025	160,589	$4.26
September 2025	364,509	$4.97
Total	550,166

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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
4.1
Indenture, dated August 18, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 7.000% First Lien notes due 2034 of Level 3 Financing, Inc.
		Registrant	8-K Exhibit No. 4.1	8/18/2025
4.2	Form of 7.000% First Lien notes due 2034 (included in Exhibit 4.1).	Registrant	8-K Exhibit No. 4.2	8/18/2025
10.1	Director Charitable Contribution Program.				Filed
10.2
Second Amendment Agreement, dated as of September 29, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as Borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
		Registrant	8-K Exhibit 10.1	9/29/2025
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended September 30, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' (Deficit) Equity and (vi) the Notes to Consolidated Financial Statements.
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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2025.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)