Form 10-K
period 2025-12-31
Lumen Technologies, Inc.
filed 2026-02-20
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒        No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐        No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒        No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐        No ☒
On February 17, 2026, 1,024,369,609 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2025 was $4.4 billion.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's annual report and proxy statement (the "Proxy Statement") to be furnished in connection with the 2026 annual meeting of shareholders are incorporated by reference in Part III of this report.

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

PART I

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements by us and our management may include "forward-looking" statements about our business, financial condition, operating results, or prospects within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows or financial position;

•statements concerning our completed, pending or proposed transactions, including with respect to the sale of our Mass Markets Fiber-to-the-Home business in 11 states (Arizona, Colorado, Florida, Idaho, Iowa, Minnesota, Nebraska, Nevada, Oregon, Utah, and Washington) (the "Territory") to a wholly owned subsidiary of AT&T Inc. ("AT&T"), investments, product development, Private Connectivity FabricSM ("PCF") and other network capacity buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

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

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include, but are not limited to, the "Risk Factors" section of this Annual Report on Form 10-K, other portions of this report or other of our filings with the U.S. Securities and Exchange Commission (the "SEC").

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

ITEM 1. BUSINESS

Business Overview

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our customers. As of December 31, 2025, we had two segments, comprised of our Business segment, serving domestic and global customers, and our Mass Markets segment, serving domestic customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed below under the heading “Products and Services.”

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets Fiber-to-the-Home business in 11 states (the "Territory") to AT&T. On February 2, 2026, we completed our sale of our Mass Markets Fiber-to-the-Home business in the Territory ("Mass Markets Fiber-to-the-Home business") to AT&T in exchange for gross cash proceeds of $5.75 billion, subject to post-closing adjustments (the "Mass Markets Fiber-to-the-Home divestiture").

Our Brands

We conduct our operations under the following brands:

•Lumen: Our flagship brand for serving the enterprise and wholesale markets, including our PCF network architecture, Lumen Digital products, and our priority services including Edge, Network-as-a-Service and cybersecurity;

•CenturyLink: Our long-standing brand for providing primarily mass-marketed copper-based communications services, which we manage for cash flow; and

•Black Lotus Labs: Our cyberthreat research and intelligence arm.

Prior to our Mass Markets Fiber-to-the-Home divestiture, we operated our fiber-based broadband services to residential and small business customers under Quantum Fiber.

Our Network

With approximately 163,000 fiber on-net buildings and over 340,000 route miles of fiber optic cable globally as of December 31, 2025, we are among the largest providers of communications services to domestic and global enterprise customers. Our terrestrial fiber optic long-haul network throughout North America and Asia Pacific connects to metropolitan fiber networks that we operate.

Acquisitions and Divestitures

Since being incorporated in Louisiana in 1968, we have grown principally through acquisitions, increasing our focus on providing more modern technology and communications services to our customers. Key acquisitions include:

•acquired Embarq Corporation in 2009;

•acquired Qwest Communications International Inc. in 2011; and

•acquired Level 3 Communications, Inc. in 2017.

Over the past few years we have also made strategic divestitures to position ourselves to grow as a leading digital network services company that delivers ubiquitous, universal connectivity to enterprises. Key divestitures include:

•divested Latin American business and a portion of our incumbent local exchange carrier ("ILEC") business primarily conducted in 20 states in 2022;

•divested our Europe, the Middle East and Africa ("EMEA") business in 2023; and

•Subsequent event — February 2, 2026: divested our Mass Markets Fiber-to-the-Home business in the Territory to AT&T.

See Note 2 — Divestitures in Item 8 for additional information on these transactions.

We continue to evaluate the possibility of acquiring or divesting assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding such possibilities. We generally do not announce our acquisitions or divestitures until we have entered into a preliminary or definitive agreement.

Strategy

Our strategic goal is to be the trusted provider of network services and to digitally connect people, data, and applications quickly, securely, and effortlessly. To attain this goal, we strive to, among other things:

•deliver best in class physical infrastructure to meet network, transport, data, and computing needs;

•optimize and innovate the way locations, data centers, and clouds connect;

•limit, detect, and mitigate network and data security vulnerabilities;

•expand our product offerings and strengthen our digital self-service ordering platforms;

•create a more adaptive and integrated network;

•continue to monetize our network-related assets, principally through the sale of PCF solutions;

•expand our network capacity through our artificial intelligence ("AI") backbone initiative;

•manage our non-core business for cash flow; and

•strengthen our financial position and performance through our modernization and simplification initiatives, resulting in lower costs and debt reduction.

Our Stakeholders

We believe that regular communications with our stakeholders is a vital component of Lumen's success. Our "North Star" strategy focuses on the operating principles of teamwork, trust, and transparency and infuses clarity into the communications we have with all of our stakeholders, including our investors, employees, customers, vendors, partners, and our local communities.

Employees and Human Capital Resources

To drive growth and success, we’ve strengthened our senior leadership team, modernized our business, and energized our culture. We strive to attract, develop, and retain a workforce that is inspired by strong leadership, engaged in meaningful work, and motivated by career growth opportunities. Our goal is to foster a culture where teamwork, trust, and transparency empower thriving employees to achieve both individual and collective success. We aim to attract broad talent to develop innovative ideas that transform industries worldwide.

As of December 31, 2025, we employed approximately 24,000 employees globally, including approximately 3,400 outside the U.S.

Attracting, Developing and Retaining Talent

We view talent as a key differentiator and a leading indicator of performance. Our goal is to hire and retain top talent, provide exceptional opportunities for career growth, and uphold fair, transparent hiring practices. To achieve this, we’ve implemented a rigorous hiring process supported by competency-based success profiles and ongoing career development programs. These initiatives empower employees to pursue their professional goals while strengthening engagement and retention.

We invest in broad-based development through:

•skills-building programs and on-demand learning options;

•tuition reimbursement;

•tailored internship and mentoring programs; and

•a suite of leadership development courses.

We also prioritize internal mobility and career visibility and advancement opportunities through enhanced communication platforms and a robust learning ecosystem. We support this culture of growth through a robust learning ecosystem, offering approximately 160,000 courses within our learning management system, including around 8,000 Lumen-specific courses, ensuring employees have the tools to grow and succeed. As we build the backbone for the AI economy, we are committed to making AI learning accessible for all employees through high-quality resources. Our AI Literacy program equips our employees with foundational knowledge of AI, its applications, and its ethical considerations. Developing strong leaders who can drive our company forward remains a top priority.

We gauge the efficacy of our programs, identify opportunities for improvement, and pursue solutions through tracking and analyzing data in a variety of ways, including conducting annual talent reviews and measuring our progress toward goals specified in our talent programs.

Positive Corporate Culture

At Lumen, our goal is to transform our business and deliver value to colleagues, customers, partners, and shareholders. Our employees are the foundation of Lumen's success, and we believe that fostering a winning culture built on diverse skills, perspectives, and experiences, is essential to attracting and retaining engaged talent. We are driving transformation from the ground up by promoting teamwork, trust, and transparency. Our focus remains on recruiting and retaining top talent based on individual merit, creating a respectful and inclusive workplace, and inspiring pride in our shared purpose to unleash the world's digital potential. Guided by our Code of Conduct, we strive to uphold the highest standards of integrity and comply fully with all applicable laws and regulations.

Health and Wellness

At Lumen, our focus is the health, safety, and well-being of our employees, partners, and communities. We continually invest in programs and training to exceed industry safety standards and create an environment where people can thrive. Our programs include:

•industry-leading safety initiatives that set a high benchmark for performance;

•comprehensive benefits supporting physical, mental, and emotional health;

•wellness programs designed to boost engagement, satisfaction, and retention; and

•progressive benefits tailored to the unique needs of employees and their families.

We regularly evaluate and enhance our offerings to ensure they meet evolving needs. By prioritizing well-being, we strengthen our culture, improve job satisfaction, and support recruiting and retention — helping every employee reach their full potential.

Labor Relations

As of December 31, 2025, approximately 20% of our U.S. workforce was represented by a union, either the Communications Workers of America or the International Brotherhood of Electrical Workers. A small number of our overseas employees are represented by unions or other representative bodies. We respect employees’ rights to organize and work collaboratively with unions, and we strive to maintain collaborative, constructive relationships with the unions, councils and associations that represent our workers. We encourage employees to collaborate directly with their supervisors whenever possible to resolve workplace concerns promptly and effectively.

Customer Success

At Lumen, every customer matters. Our growing base of enterprise customers relies on the quality and reliability of our solutions to achieve their business objectives. Understanding how they use our solutions helps us deliver experiences that support those outcomes.

Our commitment to staying abreast of our customers’ needs is evident through our:

•Lumen Advisory Board: A forum where our major customers meet twice a year to discuss emerging technology trends and shape strategy.

•Lumen Customer Community: An interactive online platform designed exclusively for Lumen customers to connect with each other and access valuable resources.

•Annual customer experience event: A collaborative platform where customers and Lumen engage directly to share feedback, explore emerging technologies, and co-create solutions for the future.

Our customer focus drives strong experiences that are designed to build loyalty and employee engagement. Engaged employees champion innovative solutions.

Feedback drives progress, and we highly value suggestions from both customers and employees. Our digital-first approach empowers customers to configure, order, and rapidly deploy services seamlessly through an all-digital, self-service set of tools.

Partners and Vendors

We leverage a digital connected ecosystem of trusted partners to help us innovate and grow. This ecosystem expands how we design, deliver, and scale solutions to best support our customers' success as the trusted network for AI.

We work with strategic partners to co-innovate and deliver customer-driven solutions that integrate leading technologies, support diverse business and technology needs, and ensure seamless connectivity and interoperability.

To support this model, we rely on a broad range of partners extending AI on ramps with hyperscalers, delivering secure network solutions, and providing essential services such as transmission capacity, software, hardware, and equipment. These relationships are foundational to how we serve customers.

We believe that by building and operating within a connected ecosystem, we accelerate improvement, reduce friction, and increase the value customers realize from our solutions.

Environmental Stewardship and Sustainability

We believe our sustainability efforts support and promote the financial health of our business and strengthen relationships with our employees, communities, customers, and investors. As we continue to expand digital connections globally, Lumen remains dedicated to minimizing our environmental footprint.

We collaborate cross-functionally to implement our sustainability strategy in partnership with our Board of Directors and senior leadership. We work together to help meet our sustainability goals and regulatory obligations.

Environmental Sustainability Key Focus Areas include:

•Environmental compliance and management: We assess and review our Company programs, operational facilities and waste management vendors. We monitor environmental legislative activity and collaborate with other internal groups to develop documented practices and procedures designed to support compliance with applicable laws and regulations.

•Energy and emissions: In an effort to reduce our carbon footprint, we continue to identify and implement energy efficiency and greenhouse gas ("GHG") emissions reduction initiatives. We recently announced achievement of our 2018-2025 science-based GHG emissions-reduction targets. To guide the next phase of our sustainability journey, we have set new science-based GHG emissions reduction targets and developed an Energy Efficiency and Innovation Plan. We remain focused on exploring ways to reduce GHG emissions through our operational, customer and employee initiatives.

•Water: Lumen uses the World Resource Institute’s Aqueduct Water Risk Atlas to assess susceptibility to future water stress across our areas of operation. We strive to reduce our water consumption, especially in water-stressed communities where we operate. We track our usage, monitor trends, and implement measures to enhance efficiency and reduce discharge.

•Waste: We aim to reuse and recycle products, carefully manage our waste and minimize material use throughout our operations. We encourage customers to return their equipment to us, which is then either reused or sent to a certified recycler. This and other programs enable us to divert electronic and communications equipment from landfills.

•Supplier environmental assessment: We expect our suppliers to embrace and share our focus on compliance and sustainability efforts. As reflected in our Supplier Code of Conduct, we expect our suppliers to use reasonable efforts to employ environmentally preferred and energy-efficient services, and to work with their own suppliers to assess and address environmental and sustainability issues within their supply chains.

•Climate preparedness: We evaluate various climate-related risks to our ongoing operations when we consider expanding our network or facilities. Our business continuity program focuses on prevention, collaboration, communication, response and recovery to assist us in quickly resolving disruptive events. Weather events such as severe flooding, wildfires and hurricanes can impact our ability to deliver services, so business resiliency and adaptability are key to the long-term success of our business.

•Occupational health and safety: We conduct risk assessments, review safety incident data and monitor health and safety legislation to develop policies and procedures designed to minimize safety hazards and support compliance with applicable laws and regulations. We continuously monitor safety performance to identify trends and evaluate opportunities reduce the risks of workplace hazards.

Reporting Segments

Our segments and customer-facing sales channels are structured to reflect how we support our customers. This approach enhances transparency into our performance against strategic priorities — driving growth opportunities while effectively managing legacy service declines.

As of December 31, 2025, we report our financial performance using two segments: Business and Mass Markets. Subsequent to the recently completed sale of our Mass Markets Fiber-to-the-Home business on February 2, 2026, we anticipate having one reporting segment.

Business Segment

Under our Business Segment, we provide products and services under five sales channels to meet the needs of our enterprise and commercial customers. The five sales channels, organized by customer focus, include:

•Large Enterprise: Large enterprise customers and carriers in North America.

•Mid-Market Enterprise: Medium-sized enterprises in North America, served directly and through indirect channel partners.

•Public Sector: U.S. Federal government, state and local governments, and research and education institutions.

•Wholesale: Other communication companies providing wireline, wireless, cable, voice and data center services.

•International and Other: Multinational and global enterprise customers and carriers, as well as customers under our remaining content delivery network ("CDN") contracts.

By organizing our offerings through these customer-focused sales channels, we streamline operations and deliver targeted solutions.

Mass Markets Segment

Under our Mass Markets segment, we provide products and services to domestic residential and small business customers.

Sales and Marketing

Our Business customers range from small business offices to the world’s largest global enterprise customers. Our enterprise sales and marketing approach focuses on delivering advanced technology and network solutions that address complex customer needs. We strive to make core network services compatible with digital tools and promote sales by leveraging call center teams and channel partners. To meet the needs of diverse customers, we offer both stand-alone and bundled services, including our PCF solutions, designed to provide a complete offering of integrated services.

Direct sales representatives generally market our business services to in-house IT departments or other highly-sophisticated customers with deep technological experience. We also market our products and services through inbound call centers, telemarketing, and third parties such as telecommunications agents, system integrators, value-added resellers, and other telecommunications firms. Marketing support includes digital advertising, events, television advertising, website promotions, and public relations. We maintain local offices in most major and secondary markets within the U.S. and many of the primary markets within other countries in which we provide services.

Products and Services

Business Products and Services

As of December 31, 2025, we categorized our products and services revenue among the following four product categories for the Business segment:

•Grow: Includes products and services that we anticipate will grow, including:

◦Dark Fiber and Conduit: We control an extensive array of unlit optical fiber known as “dark fiber” which has been laid but not yet been equipped with the equipment necessary for it to transmit data. We provide access to this unlit optical fiber to customers who are interested in building their networks with this high-bandwidth, highly secure optical technology. We also provide access to conduit, which are ducts installed underground to house and protect fiber optic cables. Additionally, we provide professional services to engineer these networks, and in some cases, manage them for customers;

◦Edge Cloud Services: We provide access to both public and private cloud solutions that allow our customers to optimize cost and performance by offloading workloads. Lumen’s cloud access products are designed to leverage our network edge to provide low-latency secure services for our customers. Additionally, we provide cloud orchestration tools that allow customers to shift work between cloud environments dynamically;

◦Internet Protocol ("IP"): Our IP services provide global internet access over a high performance, diverse network. Our fiber network spans over 340,000 route miles globally with extensive off-net access solutions across North America and Asia Pacific;

◦Communications (Voice over IP, "VoIP"): We offer a VoIP portfolio, including session initiation protocol ("SIP") trunking, and our Cloud Voice Solution, which combines hosted voice, SIP trunking, and branded collaboration. Our Cloud Communications platform moves voice communications to the cloud for seamless communication, operational efficiency, and reliable, cost-effective support for critical safety systems;

◦Managed Security Services: We provide enterprise security solutions that help our customers secure networks, mitigate malicious attacks, and identify potential security threats. These services include DDoS mitigation, remote and premise-based firewalls, professional consulting and management services, and threat intelligence services;

◦Software-Defined Wide Area Networks ("SD WAN"): We offer Lumen-managed and co-managed SD-WAN solutions to help reduce the complexity and business risk of network transformation on a single, automated platform that coordinates the full spectrum of connectivity types. Our tools, technology and hands-on expertise provide the ability to design, deploy and evolve with business needs while maintaining complete visibility, security and control;

◦Unified Communications and Collaboration ("UC&C"): We provide access to various unified communications platforms. This offering includes both individual, license-based service models and more robust enterprise-wide options that transform a customer’s various communication tools into a single platform; and

◦Optical Services: We deliver high bandwidth optical wavelength networks to customers requiring an end-to-end solution with ethernet technology for a scalable amount of bandwidth connecting sites or providing high-speed access to cloud computing resources.

•Nurture: Includes our more mature offerings, such as:

◦Ethernet: We deliver a robust array of networking services built on ethernet technology. Ethernet services include point-to-point and multi-point equipment configurations that facilitate data transmissions across metropolitan areas and larger enterprise-class wide area networks. Our ethernet technology is also used by wireless service providers for data transmission via our fiber-optic cables connected to their towers; and

◦VPN Data Networks: Leveraging our extensive fiber-optic network, we create private networks tailored to our customers’ needs. These technologies enable enterprises, government entities and service providers to streamline multiple networks into a cost-effective solution that simplifies the transmission of voice, video, and data over a single secure network.

•Harvest: Includes our legacy services managed for cash flow, including:

◦Voice Services: We offer our customers a complete portfolio of traditional Time Division Multiplexing voice services including primary rate interface service, local inbound service, switched one-plus, toll free, long distance and international services; and

◦Private Line: We deliver private line services, a direct circuit or channel specifically dedicated for connecting two or more organizational sites. Private line service offers a high-speed, secure solution for frequent transmission of large amounts of data between sites, including wireless backhaul transmissions.

•Other: Includes various other products and services, including:

◦Equipment: We sell and install certain communications equipment;

◦Managed and Professional Service Solutions: We craft technology solutions for our customers and often manage these solutions on an ongoing basis. These services frequently enhance equipment or networks owned, acquired, or controlled by the customer and often include our consulting or software development services; and

◦Other Legacy Services: We continue to provide certain services based on older platforms to support our customers as they transition to newer technology. These services include Synchronous Optical Network ("SONET") based ethernet, legacy data hosting services, and conferencing services.

Mass Markets Products and Services

As of December 31, 2025, we reported our products and services revenue among the following three categories for the Mass Markets segment:

•Fiber Broadband: Under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband: Under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other: Under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support programs.

From time to time, we may change the categorization of our products and services.

Our Network

We deliver most of our products and services through our network consisting of fiber-optic and copper cables, high-speed transport equipment, electronics, voice and data switches, routers, and various other equipment. Portions of our network use leased assets, and much of the equipment uses licensed software.

Connectivity and Coverage

As of December 31, 2025, our network included over 340,000 route miles of fiber optic plant, most of which consists of "long-haul" fiber connections between major metropolitan areas, with the remainder being "metro" fiber that connects buildings within the metropolitan markets we serve. We also maintain copper-based network infrastructure and multiple gateway and transmission facilities used to operate our network across North America.

As of December 31, 2025, our domestic network:

•connected to approximately 163,000 buildings, which we refer to as “fiber on-net” buildings, located in 226 metropolitan markets serving our enterprise customer base;

•connected to approximately 22.0 million broadband-enabled units capable of receiving our Mass Markets broadband services across 17 states;

•connected to approximately 4.6 million of our 22.0 million Mass Markets broadband-enabled units capable of receiving services from our fiber-based infrastructure, with the remainder connected to the copper-based infrastructure; and

•included central office infrastructure and supporting equipment that enables us to provide telephone service as an ILEC.

We sold portions of our network during 2023 and 2022 and recently completed an additional sale on February 2, 2026, as described above and discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 2 — Divestitures in Item 8.

We calculate certain operational metrics (e.g., route miles, fiber miles, broadband subscribers) using internal methodologies that may differ from other industry participants.

Strategic Investments and Modernization

We view our network as one of our most critical assets. We have devoted — and will continue to devote — significant resources to maintain, modernize, and expand it. Key efforts include:

•simplifying and modernizing our network and legacy systems;

•retiring aging and obsolete infrastructure and systems; and

•expanding our network to meet growing demand for enhanced and new products.

Leased Network Assets

Although we own most of our network, we lease a substantial portion of our fiber network from several other communication companies under arrangements that will periodically need to be renewed or replaced to support our current network operations.

Cybersecurity and Network Resilience

As a critical infrastructure provider, we and our customers face ongoing cyber threats, including advanced persistent threat actors. We experience occasional security incidents and service disruptions in the ordinary course of business and maintain robust systems to mitigate these risks. The development, maintenance, and operation of these systems and programs require significant investments and continuous updates to address evolving threats.

For additional information regarding our oversight of cybersecurity matters, see "Cybersecurity" in Item 1C, and regarding risks relating to our systems, network assets, network operations, capital expenditure requirements, and reliance upon third parties, see “Risk Factors” in Item 1A.

Competition

We compete in a dynamic and highly competitive market where demand for high-speed, secure data services continues to grow. Our competitors include global communications providers as well as systems integrators, hyperscalers, cloud service providers, software networking companies, infrastructure companies, cable companies, wireless service providers, device providers, resellers, and smaller niche providers. Intense competition is expected to continue across a wide range of industry participants amid the evolving market landscape.

Our Success

Our ability to compete and succeed in this competitive environment depends on:

•enhancing and integrating existing products;

•introducing new offerings quickly and cost-effectively;

•meeting changing customer needs;

•delivering robust information security to build trust and mitigate cyber threats;

•extending our core technologies into new applications; and

•anticipating industry and technology shifts.

Competitive pressures are particularly strong when rivals have network assets better suited to customer needs, faster transmission speeds, lower prices, or a longer track record in the market.

Business

Enterprise and Wholesale Customers

We compete for enterprise and wholesale customers based on factors such as:

•network reliability and comprehensive coverage;

•data transmission speed and latency;

•pricing and billing simplicity;

•integrated service offerings;

•IP network reach and peering capacity;

•digital ordering capabilities and ease of use; and

•customer service quality.

Pricing pressure remains significant as large communications companies and system integrators deliver high-speed fiber services, while other companies target price-sensitive customers with lower-cost, slower-speed non-fiber alternatives.

Mass Markets

Broadband Services

Competition to provide broadband services to our Mass Markets customers remains high. Market demand for our broadband services could be adversely affected by:

•advanced wireless data transmission technologies (e.g., fixed wireless and low-earth-orbit satellites services);

•continued enhancements to cable-based services; and

•newly established fiber-based networks built by competitors or municipalities, often supported by government subsidies.

Following the recent sale of our Mass Markets Fiber-to-the-Home business, we expect that broadband services will be a significantly smaller portion of our go-forward strategy.

Legacy Voice Services

Our legacy voice services face significant competition from wireless voice, social networking, videoconferencing, and messaging platforms as customers shift to these alternatives. Additional sources of competition include non-carrier systems capable of partially or fully bypassing our local networks through various methods. Software innovations have enabled low-cost networking alternatives, further reducing reliance on legacy voice networks. We anticipate that all these trends will continue to decrease use of our voice network.

Incumbent Local Exchange Carriers ("ILECs")

We operate various ILECs that are required under federal law to allow competitors to interconnect their facilities to the ILEC's network and to take other various steps designed to promote competition, including:

•negotiating interconnection agreements in good faith;

•providing nondiscriminatory “unbundled” access to portions of the ILEC’s network; and

•permitting competitors to collocate facilities on the ILEC’s property either physically or virtually.

Consequently, our ILECs face competition from competitive local exchange carriers (“CLECs”). These CLECs typically provide competing services through:

•reselling an ILEC’s local services;

•using an ILEC’s unbundled network elements;

•operating their own facilities; or

•utilizing hybrid approaches of the aforementioned.

Additional information about competitive pressures is located under the heading “Risk Factors — Business Risks” in Item 1A.

Research, Development and Intellectual Property

As of December 31, 2025, we held approximately 2,500 patents and patent applications in the U.S. and other countries. We have also received licenses to use patents held by others. We plan to continue to file new patent applications as we enhance and develop products and services, and we plan to continue to seek opportunities to expand our patent portfolio through strategic acquisitions and licensing.

In addition to our patent rights, we have rights in various trade names, trademarks, copyrights and other intellectual property that we use to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

For information on various litigation risks associated with owning and using intellectual property rights, see “Risk Factors — Business Risks” in Item 1A and Note 17 — Commitments, Contingencies and Other Items in Item 8.

Regulation of Our Business

Our domestic operations are regulated by the Federal Communications Commission (the "FCC"), state regulatory commissions, and occasionally local agencies. Our non-domestic operations are regulated by supranational groups such as the European Union ("EU"), national agencies and frequently state, provincial, or local bodies. In most areas where we offer regulated services, we must obtain and maintain operating licenses from these bodies.

Changes in the leadership or structure of these regulatory bodies can significantly affect our revenue, expenses, competitive position or prospects. Because such changes are often difficult to predict, long-term planning is challenging.

This section highlights certain regulations affecting our operations, though additional regulations could have a significant impact. For additional information, see “Risk Factors” in Item 1A.

Federal Regulation of Domestic Operations

We are subject to extensive regulation by the FCC and state commissions, including obligations under the Universal Service Fund programs. The FCC regulates our interstate services, including business data service charges for wholesale network transmission and intercarrier compensation — such as interstate access charges billed to other communications companies for originating and terminating interstate phone calls and voice services, such as compliance with rules designed to protect consumers against unlawful automated calls or robocalls.

The FCC also regulates several aspects of our business related to international communications services, privacy, public safety, and network infrastructure, including:

•our access to and use of telephone numbers;

•our provision of emergency 911 services; and

•our use or removal (potentially on a reimbursable basis) of equipment from vendors deemed to cause potential national security risks.

Failure to comply with FCC regulations can result in significant penalties. Many recently adopted FCC regulations remain under judicial review or subject to further rule-making, increasing the difficulty of determining the ultimate impact of these changes on us and our competitors.

Universal Service Fund

The federal government has introduced several programs to expand broadband access, including the Rural Digital Opportunity Fund (“RDOF”) program, an FCC initiative that provides federal financial support to fund broadband deployment in rural America. We were awarded RDOF funding in several of the states in which we operate and received payments for a period starting in 2022. In the third quarter of 2024, we relinquished rights to deploy services in RDOF census blocks in certain states, and in the second quarter of 2025, we voluntarily relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $46 million in our consolidated statements of operations in the second quarter of 2025. We also incurred fees of $49 million in connection therewith, which are reflected in our operating expenses within our consolidated statements of operations for the year ended December 31, 2025. In January 2026, we paid the $95 million of revenue and fees summarized above, along with an additional $4 million relating to our 2024 relinquishment as repayment of funds previously received and remittance of the fees incurred.

In 2024, a federal appellate court ruled that the FCC's universal service funding system, which levied fees against us and other telecommunication companies, was unlawful. The Supreme Court reversed that ruling, but the parties challenging the USF program have filed a renewed challenge asserting additional arguments. With judicial and legislative proceedings still pending, the ultimate impact of legal challenges and reform proposals on our operations remains uncertain.

Other Federal Regulation

Federal officials have proposed changes to existing programs and laws that could impact our business, including proposals designed to increase broadband access, promote competition among broadband providers, and lower broadband costs. In late 2021, the U.S. Congress enacted legislation that appropriated $65 billion to improve broadband affordability and access, primarily through federally funded state grants. As of the date of this report, state and federal agencies continue working to distribute these funds to eligible applicants. We anticipate that the release of this funding may intensify competition for broadband customers.

For additional information about these programs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 4 — Revenue Recognition in Item 8.

Broadband Regulation

The regulatory environment for broadband internet access service (“BIAS”) has shifted significantly in recent years, creating uncertainty about future requirements. Key developments include:

•FCC classified BIAS as a common carrier service under Title II of the Communications Act of 1934 and imposed net neutrality rules in 2015;

•FCC repealed the Title II classification and most of the net neutrality mandates in 2017;

•FCC adopted a new order reclassifying BIAS as a Title II utility service and re-imposing net neutrality rules in 2024; and

•a federal appeals court vacated the FCC's 2024 order, concluding that Congress did not authorize Title II regulations of BIAS in 2025.

Several states have proposed or enacted laws or orders focused on state-specific Internet service regulation. Certain members of Congress and consumer interest groups continue to advocate for classifying BIAS as a Title II utility service.

These developments create uncertainty regarding the future regulatory landscape for BIAS. Any increase in regulation could:

•hinder our ability to operate our data networks efficiently;

•restrict necessary network management practices to ensure quality service; and

•increase the cost of operating, maintaining, and upgrading our network.

Collectively, these developments and potential regulatory changes could materially impact our operations and increase compliance costs.

State Regulation of Domestic Operations

State regulation of ILECs, including ours, has evolved significantly in recent years. Historically, ILECs have been regulated as “common carriers”, with state regulatory commissions exercising jurisdiction over intrastate voice telecommunications services and related facilities. While most states have reduced regulation, state regulatory commissions generally continue to:

•set rates for traffic exchanged between telecommunications companies;

•exercise some control over rates charged to customers for regulated services;

•require ILECs to provide voice service throughout their territories, especially where alternative voice services are unavailable;

•administer support programs subsidizing service in high-cost rural areas;

•regulate the purchase and sale of ILECs;

•require ILECs to provide service under publicly-filed tariffs outlining terms, conditions, and prices of regulated services;

•regulate ILECs’ ability to borrow and pledge their assets;

•regulate transactions between ILECs and their affiliates; and

•impose various other service standards.

In some states, switched and business data services and interconnection services remain subject to price regulation, though the extent varies by service type and geographic region. State agencies also regulate certain aspects of non-ILEC communications businesses, including determining carrier eligibility for federal universal service fund support.

Data Privacy Laws and Regulations

We are subject to numerous foreign, federal, and state laws governing the storage, maintenance, and use of customer data, including consumer protection, data protection, privacy, intellectual property, and other similar laws. These requirements are complex and vary widely across jurisdictions.

International Regulations

As a global service provider, we must comply with various jurisdictional data privacy regulations, including the EU’s General Data Protection Regulation (“GDPR”) and similar data privacy laws adopted in other jurisdictions of our international markets.

Domestic Regulations

Domestically, the number of state privacy laws continues to increase. The application, interpretation, and enforcement of these laws are often uncertain, and may be interpreted and applied inconsistently from jurisdiction to jurisdiction. These regulations require careful handling of personal and customer data and could have a significant impact on our business, especially if we violate any of those regulations.

Anti-Bribery and Corruption Regulations

As a global service provider, we are subject to complex foreign and U.S. laws governing business ethics and practices, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other local laws prohibiting corrupt payments to government officials, as well as anti-competition regulations. To mitigate risk, we maintain compliance policies, programs, and training designed to prevent non-compliance with these anti-corruption and fair competition laws across all jurisdictions where we operate.

Regulation of International Operations

Our subsidiaries operating outside of the U.S. are subject to various regulations in the markets where we provide services. The scope and nature of these regulations vary by country and in some jurisdictions, communications regulatory frameworks are still developing and do not fully address many issues, including the pricing of services. Our overseas operations are also subject to various other domestic or non-domestic laws or regulations, including those governing:

•exports and imports of various goods or technologies;

•certain sanctioned business activities;

•competition; and

•cross-border data flows.

These requirements collectively shape our compliance obligations and influence how we conduct international operations.

Other Regulations

Our networks and properties are subject to numerous federal, state, and local laws and regulations, including those governing the use, storage, and disposal of hazardous materials, the release of pollutants into the environment, and the remediation of contamination. Our contingent liabilities under these laws are further described in Note 17 — Commitments, Contingencies and Other Items in Item 8.

Certain federal and state agencies, including attorneys general, monitor and exercise oversight related to consumer protection issues. We are also subject to codes that regulate our trenching and construction activities that require us to obtain permits, licenses, or franchises to operate. These regulations are enacted by municipalities, counties, states, federal government, or other regional governmental bodies and can vary widely across jurisdictions. In some cases, such regulations may require us to pay substantial fees or impose conditions that affect our network buildout initiatives.

Seasonality

Overall, our business is not materially impacted by seasonality. Our network-related operating expenses are, however, generally higher in the second and third quarters of the year. From time to time, weather-related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms, and tornadoes.

Website Access and Important Investor Information

Our website is www.lumen.com, and we routinely post important investor information in the “Investor” section of our website at ir.lumen.com. Our principal executive offices and telephone number are listed on the cover page of this report. Information on our website is provided for convenience only and is not part of this or any other SEC filing.

SEC Filings

Free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other information filed with the SEC are available on our website under “Investors” → “Financials” → “SEC Filings” or at https://www.sec.gov. Reports for certain subsidiaries are also available.

Governance

We have adopted a written Code of Conduct that serves as our code of ethics applicable to our directors, officers, and employees, including our principal executive and financial officers, as required by the SEC and the New York Stock Exchange. We intend to post on our website all disclosures that are required by the SEC or New York Stock Exchange listing rules concerning any amendments to, or waivers from, a provision of our Code of Ethics.

The Code of Conduct, as well as various other governance documents, are available on our website under “Investors” → “Governance” → “Board of Directors” → “Resources” or in print to any shareholder who sends a written request to our Corporate Secretary at Lumen Technologies, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.

We typically disclose material non-public information by disseminating press releases, making public filings with the SEC, or disclosing information during publicly accessible meetings or conference calls. Nonetheless, from time to time we have used, and intend to continue to use, our investor relations website (www.ir.lumen.com) and the following social media accounts to augment our disclosures:

•https://www.twitter.com/lumentechco;

•https://www.linkedin.com/company/lumentechnologies;

•https://www.facebook.com/lumentechnologies; and

•https://www.youtube.com/lumentechnologies

Please note that this list may be updated from time to time. Investors should subscribe to these social media accounts and our investor alerts, in addition to following our press releases, SEC filings, public conference calls and webcasts.

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

Business Risks

Challenges with integrating, modernizing, and digitally transforming our systems could adversely affect our business and financial results.

To achieve our operational and strategic goals and projected cost savings, we must integrate and modernize legacy systems, retire aging or obsolete platforms, deploy master data management, and complete our digital transformation to deliver a global digital platform with automated offerings and digital self-service. These initiatives require efficient resource allocation, advanced project management, adoption of emerging technologies (including AI), access to subject-matter experts, and cross-functional collaboration.

We cannot assure you these efforts will be completed on time, be within budget, or achieve intended benefits. Failure to execute could disrupt service delivery, delay repairs, reduce anticipated efficiencies, destabilize our network, and hinder compliance with regulatory or contractual obligations. These outcomes could result in customer loss, inability to attract new customers, and failure to meet financial objectives, any of which could materially and adversely affect our business and results of operations.

We may not realize the anticipated benefits of our strategic focus on PCF solutions.

We have prioritized sales from our PCF solutions in recent periods. PCF agreements involve delivery obligations and performance conditions that can affect timing and amounts of revenue recognition. Construction delays or cost overruns — from weather, supply chain, labor, permitting or other issues — could raise costs. Shifts in data center connectivity demand could reduce or even eliminate future PCF profitability. If anticipated benefits do not materialize or costs increase, our financial results may be adversely impacted.

Our attempts to capitalize on emerging market opportunities — especially AI — may fall short.

Growth in AI products and solutions, along with other recent industry changes have fueled demand for higher transmission speeds, greater bandwidth, lower latency and more advanced networking services. We are building a digital networking services ecosystem designed to deliver compelling products and services, including PCF solutions, that address market demand. Achieving this vision requires continuous system enhancements, seamless integration, and the ability to meet evolving customer needs amid rapid technological change and intense competition. If AI-related demand proves weaker, slower, or materially different from our assumptions in strategic plans or guidance, we risk misallocating resources and failing to meet growth objectives.

In connection with establishing our strategies and earnings guidance, we have assumed that the continued development of AI will continue to drive robust demand for our products and services, which subjects us to the risk of misallocating our resources if AI-related demand fails to meet current expectations.

The use of AI in internal operations may create governance, operational, cybersecurity, privacy, and regulatory risks that could adversely affect the Company's business and results of operations.

We operate in an intensely competitive industry, and existing and future competitive pressures could harm our performance.

Our Business and Mass Market offerings face intense competition from a broad range of providers under evolving market conditions that have increased both the number and diversity of competitors. Many of these competitors:

•offer products and services that substitute for our legacy wireline offerings, including wireless broadband and voice or non-voice communication services;

•provide a more comprehensive portfolio of communications products and services;

•operate newer, more integrated, or more advanced systems that enable faster and more efficient service delivery;

•possess greater financial, technical, engineering, research, development, marketing, and customer relationship resources;

•conduct operations or raise capital at lower costs;

•are subject to fewer regulatory constraints or costs;

•benefit from stronger brand recognition and deeper, long-standing customer relationships; or

•maintain larger-scale operations.

These advantages may allow competitors to compete more successfully for customers, strategic partners, and acquisition opportunities. In recent years, competitive pressures have commoditized pricing for certain products and reduced market prices for many others. We expect these pressures to continue, which could place further downward pressure on pricing and adversely impact our profitability.

Our ability to compete could be diminished if we fail to innovate and deliver advanced solutions timely.

The technology and communications industry is undergoing rapid technological change, increasing demand for digitally-integrated products and enabling an increasing variety of competitors to enter the market. These changes are reducing demand for certain services, enabling the development of competitive alternatives, allowing customers to bypass our networks, and compressing profit margins. Customers increasingly expect higher transmission speeds and advanced offerings, including traditional and generative AI services. Several competitors have committed substantial resources to developing these advanced services.

To remain competitive, we must:

•accurately predict and respond to technological developments;

•develop and offer attractive products and services that meet evolving customer needs;

•migrate customers from legacy offerings to newer products and services;

•provision our products and services quickly and reliably;

•maintain and expand our network to support significantly greater transmission capacity and speeds; and

•retire outdated services cost-effectively.

Our ability to achieve these objectives may be constrained by limitations in our network, technology, capital resources, or personnel. Failure to successfully execute these initiatives could result in resource misallocation and an inability to retain existing customers or attract new ones, which may adversely affect our business, financial condition, and results of operations.

Talent constraints and evolving work models could significantly impede our ability to attract, develop and retain qualified personnel and may impair execution of our transformation and strategic initiatives.

As we continue transforming to primarily serve Business customers and deliver advanced products, we face intense competition for skilled leaders and employees and may be unable to attract and retain the technical, operational, sales, and managerial expertise needed to execute our strategy. Competitors with greater resources may offer compensation and benefits exceeding ours, and remote work arrangements have broadened the pool of employers competing for talent. The relatively low trading price of our common stock has reduced the perceived value of our equity-based compensation programs, further hindering our ability to recruit and retain critical talent. Moreover, our significant remote and hybrid workforce could impair collaboration, innovation, and productivity, and weaken the collegial relationships that support our corporate culture. These factors could materially and adversely affect our ability to execute our strategic plans and achieve our business objectives.

Declining revenues and financial uncertainty could adversely affect our business.

Primarily due to competitive and technological changes discussed throughout this report, we have experienced prolonged systemic declines in several of our legacy services, including local voice, long-distance voice, network access, and private line revenues. More recently, pricing pressure and other factors have contributed to revenue declines across a broader array of products and services, including offerings marketed to our Business customers. Although we have implemented operating and strategic plans to address these challenges, we may not succeed in achieving future revenue growth within projected time frames, or at all. Many of our newer offerings generate lower margins and may displace higher-margin legacy services, further impacting profitability.

These revenue declines or failure to hit our revenue growth goals, combined with elevated debt levels and a relatively low trading price for our common stock, may create uncertainty about our future prospects and ability to meet obligations. Concerns about our financial condition may adversely affect employee morale and customers, vendors, landlords, lenders, and other third parties may be reluctant to transact with us or impose unfavorable terms if they believe our future is uncertain. Our relatively low stock price may also restrict our ability to raise capital through equity offerings and reduce analyst coverage. Any of these factors could materially and adversely affect our business, financial condition, results of operations, and prospects.

Damage to our reputation or brands could have a material adverse effect on our business.

Our Lumen and other brand names, together with our corporate reputation, are critical assets that support our ability to attract and retain customers and employees. These assets are vulnerable to significant harm from events such as customer or competitor disputes, cyber-attacks, service outages, data breaches, internal control deficiencies, performance failures, compliance violations, employee misconduct, government investigations, or litigation. Similar incidents involving competitors could also generate negative publicity for the entire industry, indirectly impacting our business.

Our reputation may further be impaired by criticism from customers, vendors, employees, advocacy groups, regulators, investors, the media, social media influencers, or others regarding our services, operations, or public positions. For example, unfavorable trends in customer experience scores — such as Net Promoter Score (“NPS”) or Customer Health Score (“CHS”) — relative to competitors could adversely affect us. Additionally, the risk of reputational harm associated with unauthorized disclosure of confidential information or customer data may increase if employees misuse social networking platforms or emerging technologies, including generative AI tools. Negative or inaccurate information about Lumen, even if based on rumor or misunderstanding, could also cause reputational harm.

Damage to our reputation or brands may be difficult, costly, and time-consuming to remediate. Any such harm could diminish the value and effectiveness of our brands, reduce investor confidence, and erode customer and employee loyalty, ultimately having a material adverse impact on the value of our securities.

We could be materially impacted by cyber-attacks.

As a critical infrastructure provider, our operations rely heavily on a broad range of hardware, software, networks and other products and services that are owned and managed by us or by third parties, including systems used to transmit and store large volumes of sensitive data (collectively, “IT systems”). We and our third-party partners and customers are frequent targets of increasingly sophisticated cyber-attacks, including distributed denial-of-service, ransomware, malware, viruses, credential harvesting, man-in-the-middle, software vulnerability exploitation, and social engineering. Our efforts to implement sound information security and business continuity programs cannot ensure the integrity of our systems and successful attacks could materially disrupt operations, compromise data, damage our reputation, trigger regulatory investigations or litigation, or result in significant costs. We have acquired and will continue to acquire companies that may have cybersecurity vulnerabilities or unsophisticated controls, which exposes us to significant risk.

We and certain of our third-party providers have previously experienced cyberattacks and security incidents. Future attacks could have a material adverse effect on our business, operations, or financial results.

As further described in Item 1C “Cybersecurity” of this annual report, cyber-attacks originate from multiple sources and manifest in diverse ways, potentially exposing personally identifiable information, customer data, or protected health information, subjecting us to stringent domestic and foreign data protection laws. These threats may also arise from failure or intrusions of unaffiliated third-party systems on which we materially rely to operate our business. Risks are heightened by factors such as:

•our storage of digital information on Internet-connected servers;

•use of open and software-defined networks;

•complexity of our global network infrastructure, including harder-to-secure legacy systems;

•rising demand for data services;

•increasing customer scale and complexity of service requirements;

•our large remote workforce;

•our IT support obligations tied to divested businesses; and

•escalating sophistication of threat actors.

Consequences of a successful attack could include operational disruption, data loss or exposure, regulatory penalties, reputational harm, customer attrition, service credits or costly retention incentives, costly remediation, litigation, and loss of certifications. Any of these outcomes could require us to notify customers, regulatory agencies or the public of data incidents and have a material adverse impact on our business, operations, or financial results.

Our role in global internet traffic makes us a continuing target for advanced persistent threats, including nation-state actors and other sophisticated threat actors. Risks are amplified by AI-driven attacks, widely available evasion and anti-forensic tools that make it increasingly challenging to detect, respond to, and recover from cyber attacks. Escalating geopolitical tensions and rivalries increase the likelihood of state-sponsored cyber-attacks against us. No defenses can guarantee prevention. Consequently, we expect to experience cyber incidents in the future. While past incidents have not had a material adverse effect on our business strategy, results of operations, or financial condition, we cannot guarantee that material incidents will not occur in the future. We continue to take steps designed to limit our cyber risks, and although we maintain cyber insurance, coverage may be limited by deductibles, exclusions, and caps, and may not fully offset losses.

Moreover, as a contractor to the Department of Defense (“DoD”), we are contractually required to protect “controlled unclassified information” and comply with the DoD’s cybersecurity requirements, including the security controls specified in the National Institute of Standards and Technology Special Publication 800-171 (“NIST SP 800-171”). The DoD has also begun phased implementation of the Cybersecurity Maturity Model Certification (“CMMC”) into its contracts. CMMC incorporates the requirements of NIST SP 800-171 and will require all contractors to, depending on the level of security required, perform a self-assessment or receive specific third-party certifications. If we are unable to protect controlled unclassified information or to achieve or maintain the required CMMC level, we may be deemed ineligible to bid on or perform certain government contracts. Noncompliance could also result in contract termination, reduced revenue, reputational harm, and increased costs associated with remediation and reassessment, any of which could materially harm our business.

Network, platform, or service failures could materially impact us.

From time to time, we experience outages in our network, hosting, cloud, or IT platforms, or failures of our products and services — including basic and enhanced 911 emergency services — to perform as intended. These disruptions expose us to many of the same risks described above for cyber-attacks and may lead to lost revenue, issuance of customer credits or refunds, complete customer loss, regulatory fines, and reputational harm.

We remain vulnerable due to factors such as aging infrastructure, human error, continuous changes in our network, introduction of new products and technologies, vendor and supply chain weaknesses, rogue employees, and hardware or software limitations. Remediation efforts may be more costly, time-consuming, disruptive, and resource intensive than anticipated. Future disruptions could lead to delayed sales, lower margins, fines, or customer attrition, any of which could have a material adverse impact on our business, reputation, results of operations, financial condition, cash flows, and stock price.

Our ability to conduct our operations is materially reliant on key suppliers, vendors, customers, and other third parties.

Our operations, financial performance, and liquidity rely significantly on key suppliers, vendors, licensors, customers, and other third parties. Disruptions or terminations of these relationships could have a material adverse effect on our business, financial condition, or results of operations.

Reliance on other communications providers: To deliver certain services within certain markets, we purchase services, lease network capacity, or interconnect with infrastructure owned by other communications carriers or cloud companies, some of which compete with us. These arrangements limit our control over service availability, delivery, and quality. We face risks that these providers may decline to renew agreements, impose unfavorable terms, or experience financial distress, including bankruptcy, that could impair ability to provide services. These risks are heightened when contracting with competitors, who may terminate agreements, increase prices, or prioritize their own traffic. In addition, some communications providers rely on our network to transmit their data or voice traffic. If these companies shift all or part of this traffic to alternative networks they own, build, or lease, our revenue could decline. For example, certain hyperscaler customers have developed infrastructure that has reduced their reliance on our network.

Reliance on key suppliers and vendors: We rely on a limited number of suppliers and vendors for critical equipment and services, including fiber optic cable, software, optronics, transmission electronics, digital switches, routing equipment, customer premise equipment and components, and operational support to assist with operating, maintaining and administering our business, including billing, security, provisioning and general operations. Our business could be adversely affected if these parties fail to deliver products or services on acceptable terms due to operational disruptions, increased pricing, security incidents, litigation, financial distress, bankruptcy, or strategic changes.

Reliance on key licensors: We license essential technologies from third parties to deliver certain products and services. These agreements may expire or be terminated, and future licenses may not be available on acceptable terms or at all. If a licensor faces intellectual property disputes or other challenges, our ability to use licensed technology could be impaired. Incorporating licensed technology into our network may also limit flexibility to deploy different technologies from alternative licensors.

Reliance on key customer contracts. We maintain several complex, high-value contracts with national and global customers. These contracts are subject to factors that may reduce or eliminate profitability. Failure to renew significant contracts upon expiration would adversely affect our results.

Reliance on landowners: We require rights-of-way, colocation agreements, franchises, licenses, and other authorizations from governmental bodies, railway companies, utilities, carriers, and other third-party landowners to locate a portion of our network equipment over, on or under their respective properties, or to conduct operations within their jurisdictions. Many of these authorizations will expire within the next five to ten years unless renewed. Our operations could be adversely affected if authorizations lapse, are cancelled, terminated, allowed to expire, or become subject to material price increases. Network expansion may also be delayed if we cannot secure necessary permits or approvals. We cannot assure successful renewal or replacement of these arrangements.

Extreme weather and climate change could disrupt operations and increase costs.

Many of our domestic facilities are located in regions susceptible to severe weather and natural disasters, including tropical storms, hurricanes, tornadoes, earthquakes, floods, wildfires, or other casualty events. These events have disrupted operations in the past and may occur again, potentially causing significant damage such as downed transmission lines, flooded facilities, power outages, fuel shortages, network delays or failures, property and equipment loss, and business interruptions. Due to substantial deductibles, coverage limits and exclusions, and limited availability, we have typically recovered only a portion of our losses through insurance. Our system redundancy and other measures we implement to protect infrastructure and maintain operations may prove inadequate to sustain our operations following such events. Any such occurrence could result in lost revenue, litigation risks, reputational harm, and reduced profitability.

In addition, climate change may increase the frequency or severity of these events, heightening our exposure to operational disruptions and supply chain risks. Climate change could also require increased investment in network resilience and lead to additional regulatory requirements that may adversely affect our operations or financial results.

Our environmental, social, and governance programs and disclosures may expose us to legal, operational, and reputational risks.

We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters, such as environmental sustainability and climate change, both in the United States and internationally. Our environmental and sustainability initiatives, goals, and targets may be difficult to achieve and costly to implement. Increased required or voluntary disclosures regarding these efforts could subject us to scrutiny or criticism concerning their accuracy, adequacy, or completeness. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Failure — or perceived failure — to meet our environmental commitments or evolving stakeholder expectations could result in regulatory or legal proceedings, loss of customers or employees, reputational harm, or other adverse impacts on our business. Conversely, we may lose stakeholders who oppose such initiatives or face claims alleging these efforts caused harm.

We face other business risks.

We face additional business risks, including:

•challenges in managing a global organization that offers a complex portfolio of products to a diverse customer base;

•potential supply constraints, labor shortages, construction delays, or other factors that could impede our infrastructure buildout plans;

•risk that sustained high vacancy rates in fiber on-net buildings we serve could reduce demand for our services; and

•uncertainties and risks associated with acquiring or disposing of businesses or pursuing other strategic transactions.

Legal and Regulatory Risks

Complex and evolving regulations could increase operational and compliance costs.

As explained in greater detail elsewhere in this annual report, we are subject to numerous, often complex and occasionally conflicting laws and regulations at the international, federal, state, and local levels. We cannot assure that we will successfully obtain or maintain all authorization licenses necessary to operate in our markets, and full compliance cannot be guaranteed at all times. Even when authorizations are secured, the service standards and conditions imposed under these authorizations and related laws may increase costs, restrict operational flexibility, or expose us to third-party claims.

Governmental agencies, including state attorneys general, have routinely investigated our business practices in the past and are expected to continue doing so. These investigations have resulted in substantial fines and, in some cases, consent decrees that restrict future conduct and carry judicial enforcement risks. Breaching a consent decree could subject us to contractual remedies and contempt of court proceedings, any of which could have material adverse consequences. Future investigations could lead to litigation, penalties, operational changes, or reputational harm.

Our former or current participation in FCC buildout programs, such as RDOF, exposes us to significant financial risk. Noncompliance could result in significant penalties, forfeitures, or disqualification from future programs, materially affecting our financial condition. New subsidy programs, such as the $65 billion broadband fund established in 2021, may also increase competition in certain markets.

We provide services to various federal, state and local agencies. Failure to comply with complex regulations, laws, or contractual terms could result in penalties, negative publicity, suspension or debarment from future programs, or revocation of FCC licenses. Government agencies reserve the right to terminate contracts for convenience or lack of funding, which could materially impact our results of operations.

We are subject to numerous data privacy and security laws, including recently enacted or strengthened requirements in the EU and certain U.S. states. These laws are complex, frequently change, and often conflict across jurisdictions. Customers may impose additional requirements. Noncompliance could result in substantial penalties and reputational damage.

Due to the nature of our operations, we have been, and expect to continue to be impacted by regulatory developments related to climate change, including, for example, the direct regulation of greenhouse gas emissions or carbon policies that could result in a tax on such emissions. In addition, policy-driven changes in the prices of fuel or energy in geographies in which we operate could make it more expensive for us to purchase energy to power our networks and data centers.

Laws governing our operations have long been unsettled, limiting our ability to plan effectively. Regulatory uncertainty has increased following a 2024 U.S. Supreme Court decision eliminating judicial deference to agency interpretations of ambiguous federal laws. Future legislation or court rulings could impose burdensome requirements or liabilities. For example, our business could be materially impacted if U.S. Congress amends or repeals current federal limitations on the liability of private network providers, such as us, for third-party content stored or transmitted on private networks, as proposed by certain officials and consumer groups. We could also be significantly affected by initiatives to expand regulation of internet service providers or strengthen data privacy laws. Additionally, federal and state agencies that regulate support program payments and service fees may reduce the amounts we receive or can charge. Expanded regulation of 911 services is expected to increase costs and potential fines.

Finally, as a carrier of last resort for certain Mass Market customers, we may be required to provide services under economically disadvantageous conditions, diverting resources from other business priorities.

We may face legal and reputational risks related to third-party content on our network.

Although our service contracts generally disclaim liability for third-party content, as a private network provider we could be subject to claims arising from content stored or transmitted on our systems. These claims may include allegations of defamation, invasion of privacy, copyright infringement, or facilitating prohibited activities such as online gambling or pornography. While we believe our liability is limited under current law, similar claims against other carriers have succeeded, and we cannot assure that our defenses would prevail. In addition, such content could result in negative publicity and harm our reputation. Furthermore, proposed changes to applicable laws could significantly increase our exposure and require us to implement measures to mitigate these risks.

Our pending legal proceedings could have a material adverse impact on us.

We are involved in several potentially material proceedings, including derivative and class action lawsuits. The outcome of these matters is inherently uncertain, and we may incur losses that exceed our recorded liabilities or insurance coverage. Any of the proceedings described in Note 17 — Commitments, Contingencies and Other Items in Item 8, as well as other current or future litigation, could have a material adverse effect on our business, reputation, financial position, operating results, the market price of our securities, and our ability to access capital. We cannot provide assurance regarding the ultimate impact of these matters.

We may not be successful in protecting and enforcing our intellectual property rights.

We rely on patents, copyrights, trade names, trademarks, service marks, trade secrets, and other intellectual property rights, as well as confidentiality agreements and procedures, to safeguard our proprietary assets. However, these protections may not be fully effective, including due to legal limitations and enforcement challenges. If we are unable to protect or enforce our intellectual property rights, our business, competitive position, operating results, and financial condition could be adversely affected.

Our use of AI technology may create operational, legal, and reputational risks.

We incorporate AI technology into certain products, services, and business processes. AI’s complexity and reliance on algorithms present risks that could lead to operational disruptions or other unintended consequences. Although we strive to use AI responsibly and attempt to identify and mitigate ethical and legal concerns, we may not identify or resolve issues before they occur. Risks associated with our use of AI include harmful or inaccurate outputs, bias, intellectual property infringement or misappropriation, defamation, privacy incidents, and cybersecurity vulnerabilities. In addition, emerging regulations in the United States, the European Union, and other jurisdictions could increase legal exposure or limit AI’s utility. For these reasons, our use of AI could materially harm our business, operations, or reputation.

Intellectual property claims could result in significant costs and operational disruptions.

We have in the past and may in the future receive notices or be named in lawsuits alleging infringement of third-party intellectual property rights. We have responded or will respond to these notices and claims when appropriate and expect this industry-wide trend to continue. If any of these claims are successful, we could be required to pay substantial damages, discontinue use of certain technology, or pay royalties to continue using it. These outcomes could reduce revenues or profit margins, impair operations, or require us to stop selling or redesign products or services, any of which could materially adversely affect our business. In addition, we may need to obtain rights to use third-party intellectual property to develop new products or services. If we cannot secure these rights on reasonable terms, our ability to introduce new offerings could be restricted, delayed, or made more costly.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could materially impact our business.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals or constitutes “personal information,” “personal data,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”). We are therefore subject to a variety of federal, state and foreign laws, regulations and other requirements relating to the privacy, security and processing of Personal Information.

The application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process Personal Information across our business or across country borders.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and processing of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Labor disputes or failure to renew collective bargaining agreements could materially affect our operations.

Many of our employees are represented by labor unions under collective bargaining agreements. While we maintain agreements with these unions, we cannot predict the outcome of future negotiations. Failure to reach new agreements could result in strikes, work slowdowns, or other labor actions that materially disrupt our services and increase costs. Even if new or replacement agreements are reached, they may impose significant additional costs that adversely affect our competitive position.

International operations expose us to regulatory, economic, and political risks.

Our international operations are subject to a wide range of U.S. and non-U.S. laws, regulations, treaties, tariffs, and governing our operations in international jurisdictions, either directly or indirectly through our contractual arrangements with other carriers. Many of these laws or directives are complex, frequently change, and may conflict across jurisdictions in which we provide services. These requirements could materially restrict our ability to provide services internationally or expose us to penalties, license revocations, or contract terminations if violated. In addition, increases in U.S. tariffs could result in additional costs that we may not recover from customers.

Beyond regulatory risks, conducting business internationally involves other challenges, including: economic, social and political instability, with the attendant risks of terrorism, kidnapping, extortion, civic unrest, potential seizure or nationalization of assets; currency and exchange controls, repatriation restrictions and fluctuations in currency exchange rates, problems collecting accounts receivable; the difficulty or inability in certain jurisdictions to enforce contract or intellectual property rights; reliance on certain third parties with whom we lack extensive experience; supply chain challenges; and challenges in securing and maintaining the necessary physical and telecommunications infrastructure. Any of these factors could materially adversely affect our operations and financial condition.

Allegations regarding lead-sheathed cables could result in regulatory or governmental actions, litigation, significant costs, and reputational harm.

Media reports in 2023 alleged that certain lead-sheathed cables in our copper-based network infrastructure pose public health and environmental risks. These allegations have led to regulatory inquiries and lawsuits and could result in legislative or regulatory actions, removal or compliance costs, or penalties. Accordingly, we may incur substantial expenses that could materially adversely affect our financial condition or results of operations. In addition, negative assertions about the health or environmental impact of our lead-sheathed cables — even if ultimately unfounded — could damage our reputation. Reputational harm may be difficult, costly, and time-consuming to repair and could negatively affect our business and the value of our securities.

Financial Risks

Our significant debt levels expose us to a broad range of risks.

We carry significant levels of debt and related debt service obligations, which could adversely affect us in several ways, including:

•requiring us to allocate a large portion of operating cash flow to interest and principal payments, reducing funds available for other purposes, including acquisitions, capital expenditures, and strategic initiatives;

•limiting our ability to capitalize on business opportunities or adequately respond to changing market, industry, or economic conditions;

•increasing vulnerability to economic or industry downturns and interest rate fluctuations — particularly on variable-rate debt;

•placing us at a competitive disadvantage compared to less leveraged companies;

•negatively affecting perceptions of our company among customers, vendors, employees, creditors, and investors;

•making it more difficult or costly to obtain future financing or refinancing, potentially forcing asset sales or other unfavorable actions to raise capital; and

•heightening the risk of covenant breaches or missed payments, which could trigger acceleration of some or all of our outstanding debt.

These risks could be exacerbated by changes in economic conditions, additional borrowings, or credit rating downgrades. Subject to certain limitations, our existing debt agreements permit us and our subsidiaries to incur additional indebtedness.

Our ability to obtain future financing may be limited, and failure to refinance debt could adversely affect us.

We expect to periodically seek financing to refinance existing indebtedness and fund other needs. Our ability to secure additional financing depends on factors such as our financial position, performance, credit ratings, and debt covenants, and market conditions. Market conditions could be negatively affected by disruptions in global or domestic debt markets, geopolitical instability, trade restrictions, pandemics, weak economic conditions, or adverse developments in the communications industry. Periodic volatility and disruptions in capital markets have historically limited the ability of leveraged companies like ours to obtain debt financing. We cannot assure that additional financing will be available on acceptable terms, or at all.

If we are unable to make required debt payments or refinance our debt, we may need to consider alternatives such as selling assets, issuing additional securities, reducing or delaying expenditures, or negotiating debt restructurings. However, our debt agreements and market conditions may restrict or limit our ability to implement these actions on favorable terms, or at all. Even if implemented, these measures could negatively affect our operations, financial performance, or future prospects.

We have a highly complex debt structure, which could impact the rights of our investors.

Lumen Technologies, Inc. and certain of its subsidiaries owe substantial amounts under various debt and financing arrangements, some of which are guaranteed or secured by principal domestic subsidiaries that have pledged substantially all of their assets. Other debt is neither secured nor guaranteed. For example, most of Level 3 Financing, Inc.’s debt is secured by substantially all of its assets and guaranteed on a secured basis by affiliates, while other portions are guaranteed on an unsecured basis. Certain subsidiaries of Qwest Communications International Inc. also carry debt. Most of the subsidiaries of Lumen Technologies, Inc. have neither borrowed funds nor guaranteed any of our debt. As a result, determining the priority of rights among holders of our consolidated debt instruments is complex and depends on the assets and earnings of the issuing or guaranteeing entities. In addition, our debt is structurally subordinated to all liabilities of non-guarantor subsidiaries to the extent of the value of those subsidiaries that are obligors.

As disclosed in the periodic reports for our subsidiaries, Level 3 Parent, LLC and Qwest Corporation, Lumen Technologies Inc. has intercompany debt arrangements with certain subsidiaries, including a revolving promissory note with Qwest Corporation that provides borrowing capacity up to a specified limit, and revolving loan agreements with Level 3 Financing, Inc., which include both secured and unsecured components. These arrangements are eliminated in consolidation under U.S. generally accepted accounting principles ("GAAP") and therefore do not appear on our consolidated balance sheet. These intercompany arrangements may be revised over time, including changes to borrowing limits.

Restrictive covenants and potential defaults under our debt agreements could materially affect our operations and liquidity.

Under our consolidated debt and financing arrangements, the issuer of the debt is subject to various covenants and restrictions, with the most restrictive applying to Lumen Technologies, Inc. and Level 3 Financing, Inc. These covenants limit our ability to incur additional debt or guarantees, pay dividends or other distributions to shareholders, make loans, create liens, sell assets, transact with affiliates, or engage in mergers and other strategic transactions. These restrictions could materially impair our ability to operate, restructure our business, issue priority debt, or pursue acquisitions and other strategic initiatives.

Lumen Technologies, Inc.’s senior secured credit facilities and secured notes also include financial maintenance covenants, as described in Note 7 — Long-Term Debt and Credit Facilities in Item 8. Level 3 Financing, Inc.’s agreements contain substantially similar limitations and treat it as a separate restricted group, which may significantly restrict transactions with Level 3 Parent, LLC, including cash transfers among affiliated entities. These restrictive covenants could have a material adverse impact on our ability to operate or reconfigure our business, to issue additional priority debt, to pursue acquisitions, divestitures or strategic transactions, or to otherwise pursue our plans and strategies.

We cannot assure you that we will be able to comply with these covenants. Failure to do so may result in an event of default, which could lead to the acceleration of substantial indebtedness, severely constrain our liquidity, and potentially force us to seek bankruptcy protection. Because certain instruments include cross-default and cross-acceleration provisions, a single default could trigger defaults across multiple agreements, significantly magnifying liquidity pressures.

Due to the complexity of our debt structure, covenants and operations, we have encountered, and may in the future encounter, disputes regarding our covenant compliance which, if not resolved in our favor, may cause a material adverse effect.

Our cash flows may not adequately fund all of our cash requirements.

Each segment of our business is very capital intensive. We expect to fulfill obligations under certain PCF agreements, and maintain, upgrade, and expand our network infrastructure and product offerings. These capital needs are influenced by factors such as:

•evolving customer service requirements;

•the need to maintain aging or obsolete infrastructure until replacement;

•ongoing investments to enhance our network to remain competitive and meet demand; and

•regulatory and contractual commitments.

Failure to make necessary capital expenditures could adversely affect our financial performance and prospects. In addition, we will require significant cash to meet fixed commitments and other objectives, including debt repayments, interest expense, operating costs, maintenance expenses, tax obligations, pension contributions, and other benefit payments. While recent PCF agreements have improved near-term liquidity, we cannot assure that future operating cash flows will be sufficient to fund capital investments, debt obligations, or other long-term cash requirements.

Our ability to meet our obligations depends on cash flows from our subsidiaries.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate cash flows in amounts sufficient to fund our obligations, including the payment of our long-term debt. Our subsidiaries are separate and distinct legal entities and, except where they have provided guarantees, have no obligation to pay amounts owed by us or to make funds available for our use. Subject to limited exceptions for tax or cash management purposes, non-guarantor subsidiaries are not required to provide us with cash through dividends, loans, or other transfers.

As discussed in greater detail elsewhere herein, restrictions under credit agreements, other contractual arrangements, and applicable laws limit the ability of certain subsidiaries to transfer funds to us, including Level 3 Parent, LLC and others. These restrictions include limitations on dividend payments. In addition, our rights to receive assets upon a subsidiary’s liquidation or reorganization are effectively subordinated to the claims of that subsidiary’s creditors, including trade creditors. Laws governing our subsidiaries generally restrict the amount of dividends they may pay, and future limitations could arise under tax laws, regulatory orders, or other regulations. For these reasons, you should not assume that our subsidiaries will be able to generate and distribute sufficient cash to meet our obligations.

We may not be able to fully utilize our NOLs.

We have substantial federal and state net operating loss ("NOL") carryforwards. Federal and state tax attributes, including NOLs, can be subject to annual limitations under the provisions of Section 382 of the Internal Revenue Code and similar state tax laws. If a corporation undergoes an “ownership change” within the meaning of Section 382, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income may be limited. We have experienced ownership changes in the past and we may experience ownership changes in the future as a result of future transactions in our common stock, some of which may be outside of our control. In an effort to safeguard our NOLs, we have maintained a Section 382 Rights Agreement (discussed in more detail below) which is scheduled to lapse in late 2026. Our state NOLs are subject to legal and practical limitations on our ability to realize their full benefit. We cannot assure you we will be able to utilize our federal or state NOLs as projected or at all.

Funding obligations for employee benefit plans could negatively impact profitability

Our company-sponsored benefit plans cover current and former U.S.-based employees, including active employees, retirees, and surviving spouses eligible for post-retirement healthcare benefits, as well as pension retirees and former employees with vested pension benefits. Currently, our domestic pension plans and other domestic post-retirement benefit plans are substantially underfunded from an accounting standpoint. We also maintain benefit plans for a much smaller base of our non-U.S. employees.

The cost to fund these pension and healthcare benefit plans for our active and retired employees has a significant impact on our profitability. Our costs of maintaining these plans, and the future funding requirements, are affected by several factors, including:

•investment returns on funds held by our applicable plan trusts;

•changes in prevailing interest rates and discount rates or other factors used to calculate the funding status of our plans;

•increases in healthcare costs generally or claims submitted under our healthcare plans specifically;

•the longevity and payment elections of our plan participants;

•changes in plan benefits; and

•the impact of the continuing implementation and modification of current federal healthcare and pension funding laws and related regulations.

Increased costs under these plans could reduce our profitability and increase our funding commitments to our pension plans. See Note 11 — Employee Benefits in Item 8 for additional information regarding the funded status of our pension plans and our other post-retirement benefit plans.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and internal control over financial reporting designed to provide reasonable assurance regarding the reliability of our financial statements and their compliance with GAAP. We cannot assure you these measures will be effective. Any failure or deficiency in these controls could result in inaccurate disclosures, financial reporting errors, or noncompliance with SEC requirements, which could materially and adversely affect our reputation, financial condition, or results of operations.

We face other financial risks.

We face other financial risks, including among others the risk that:

•future intangible asset impairments could result in significant non-cash charges, reducing earnings and stockholders’ (deficit) equity and adversely affecting our financial condition;

•persistent or rising inflation could adversely affect our business, potentially leading to lower customer demand, reduced profit margins, increased interest costs, and challenges in retaining personnel if wage expectations are not met;

•downgrades in our credit ratings or unfavorable financial analyst reports regarding us or our industry could adversely impact the liquidity or market prices of our outstanding debt or equity securities;

•higher prevailing interest rates would increase interest expense under our floating-rate debt;

•a change of control of us or certain of our affiliates could accelerate a substantial portion of our outstanding indebtedness in an amount that we might not be able to repay; and

•ongoing attempts of the U.S. Federal government, U.S. state and local governments, various foreign countries, and supranational or international organizations to reform taxes or identify new tax sources could materially impact our tax positions, and one or more of our ongoing tax audits or examinations could result in tax liabilities that differ materially from those recognized in our consolidated financial statements.

Divestiture Risks

We may not realize the anticipated benefits of prior completed divestitures, including the 2026 sale of our Mass Markets Fiber-to-the-Home business and our 2023 EMEA divestiture.

On May 21, 2025, we and certain of our affiliates agreed to sell our Mass Markets Fiber-to-the-Home business in the Territory. The transaction closed on February 2, 2026. In connection with the closing, we entered into various post-closing commercial agreements with the purchaser designed to ensure the continuity of customer services. In connection with divesting our EMEA business in 2023, we completed internal restructurings and entered into multi-year agreements with the purchasers to provide certain transitional services and to provide or receive certain commercial services. It can be and has been challenging and time-consuming to provide transition services, and we expect this will continue to be the case. Consequently, we may:

•face disputes with purchasers regarding the scope or adequacy of transition services or the terms of our commercial agreements;

•incur greater costs or fewer benefits than anticipated under post-closing agreements, including tax or other expenses;

•experience increased vendor costs due to reduced economies of scale and other dis-synergies;

•encounter operational distractions as segregation and support of divested businesses divert resources from the operation, digitization, and transformation our retained business;

•sustain losses or inefficiencies from stranded or underutilized assets;

•lose customers dissatisfied with post-closing services;

•face talent challenges, including difficulty retaining or attracting personnel; and

•experience operational challenges separating divested assets from retained assets.

Divestitures may not yield the expected benefits. We could incur greater tax or other costs, realize fewer benefits under the purchase agreement and related post-closing arrangements, or face operational challenges separating divested assets from retained assets. We may experience losses from stranded or underutilized assets, reduced future cash flows, and dis-synergies. We may not realize the expected proceeds, cash flows, or strategic benefits on the anticipated timeline or in the amounts projected. In addition, we remain subject to ongoing obligations and liabilities, including indemnification obligations, which could continue to divert resources and adversely affect our financial condition and results of operations.

These divestitures have reduced or will reduce our cash flows. If our remaining business underperforms, these effects could exacerbate other financial risks described elsewhere in this section, including our ability to meet cash requirements.

General Risks

Changes in government trade policies could adversely affect our business.

Changes in U.S. or foreign government policies may result in modifications to existing trade agreements, the imposition of new tariffs, or significant increases in existing tariffs on goods imported into the U.S., as well as retaliatory measures by foreign governments. The U.S. presidential administration has implemented or increased tariffs and signaled its intent to impose additional tariffs, but future actions by U.S. or foreign governments remain uncertain. A trade war or other governmental actions related to tariffs or trade agreements, as well as changes in social, political, regulatory, or economic conditions or laws governing foreign trade, manufacturing, development, and investment in countries where we operate, could negatively impact our business. In addition, any resulting negative sentiment toward the U.S. could further harm our operations, financial condition, or results of operations.

Unfavorable general economic, societal, health, or environmental conditions could negatively impact us.

Unfavorable general economic, societal, health or environmental conditions, including unstable economic and credit markets, or depressed economic activity caused by trade wars, epidemics, pandemics, wars, societal unrest, rioting, civic disturbances, natural disasters, terrorist attacks, environmental disasters, government shutdowns, political instability or other factors, could negatively affect our business or operations in a variety of ways.

We currently do not pay dividends to our common shareholders.

We discontinued paying dividends to our holders of common stock in 2022 and have no current plans to pay dividends in respect of our common stock for the foreseeable future. Not paying dividends could make the stock less attractive to certain investors, potentially impacting demand and share price.

Shareholder or debtholder activism efforts could cause a material disruption to our business.

While we value constructive input and regularly engage with our shareholders, activist shareholders may at times pursue proxy solicitations, submit shareholder proposals, or otherwise seek to influence our strategy or gain control over us. Responding to such actions can be costly, time-consuming, and disruptive to operations, diverting the attention of our Board of Directors and management from day-to-day operations. These impacts may be heightened if activist shareholders advocate actions that lack broad shareholder, Board, or management support. In addition, the recent rise in debtholders could increase the risk of claims under our debt agreements.

Our agreements, organizational documents, and applicable law could restrict another party’s ability to acquire us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

As a technology and communications company that globally transmits large amounts of information over our networks, we recognize the critical importance of maintaining the confidentiality, integrity and availability of information and systems under our control. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise program to other key risk areas. We dedicate significant resources towards programs designed to identify, assess, manage, mitigate and respond to cybersecurity threats.

To identify, assess and mitigate cybersecurity risk, we have implemented a global information security management program that includes administrative, technical, and physical safeguards. This program seeks to identify, detect, protect against, and respond to threats to our information systems. Our security operations center provides advanced threat detection and response capabilities. We maintain an insider threat program to detect, investigate and mitigate insider threat risks to Lumen assets, data, services and personnel globally.

Our cybersecurity and privacy policies encompass information security, incident response procedures, and vendor management. Our risk management team works closely with our information technology, privacy, product, and operations departments to continuously evaluate emerging cyber risk as part of our overall risk management program. We monitor existing or proposed cybersecurity and privacy laws, regulations and guidance that are or may be applicable to us in the regions where we operate, including in the European Union and the United Kingdom where we are subject to the GDPR, as well as various other laws governing privacy rights, data protection and cybersecurity in other regions. As a U.S. government contractor, we are required to comply with extensive governmental regulations and standards regarding cyber security.

We periodically engage both internal and external auditors and consultants to assess and enhance our program and to assist in responding to cybersecurity incidents. Many of these independent external auditors and consultants are accredited under various information security standards, including those administered by the International Organization for Standardization and the PCI Security Standards Council. These engagements typically include penetration testing, third-party certifications, compliance assessments, audits, and assessments of vulnerabilities and emerging threats, as well as digital forensics and related work. We also periodically deploy our Internal Audit processes to conduct additional reviews and assessments. We also mutually exchange threat intelligence with government agencies, cyber analysis centers and cybersecurity associations.

As noted elsewhere in this annual report, we are materially reliant on a variety of third-party service providers to operate our business, which exposes us to the risk of cyber incidents impacting those providers’ systems. We have a vendor risk management program that assesses, manages and oversees risks associated with third-party service providers who have access to our data and systems. We engage in diligence, contracting or maintain ongoing monitoring for compliance with our cybersecurity standards, depending on our assessment of each provider's operational criticality and risk profile.

Despite our efforts to manage cybersecurity risks and prevent security incidents, (i) some of these attacks have resulted in security incidents (although thus far we do not believe that any of these incidents has resulted in or is reasonably likely to result in a material adverse effect on our business strategy, operating results, or financial condition) and (ii) future security incidents are likely (some of which could have a material adverse effect on our operating results or financial condition). See “Risk Factors” in Item 1A for a further discussion of cybersecurity risks and how they have affected or may affect us.

We maintain an Incident Response Playbook that provides a set of guidelines for our stakeholders to follow when handling any data incident. This playbook describes how we assess incidents and how our security team shares information about such incidents with others at Lumen, including senior leadership and, if warranted, with some or all members of our Board of Directors. These escalation provisions, together with our disclosure controls and procedures, are designed to facilitate appropriate representatives throughout the Company in their assessment of relevant incidents and any necessary public notifications.

Our Cybersecurity Incident Response Team (“CIRT”) is responsible for detecting and coordinating responses to appropriate security incidents. This team regularly assesses its internal communication plan and meet as a team to discuss response options. The CIRT also addresses each incident, unless it determines that an incident is sufficiently serious. In those instances, it notifies our Cyber Security Watch Team (“CSWAT”), which is responsible for addressing cybersecurity incidents that raise more significant risks.

Our CSWAT comprises senior IT, operations, risk, legal and compliance leaders across business segments. In addition to addressing our more significant cyber incidents, the CSWAT manages risks from matters related to business continuity, including risks posed by cybersecurity threats, and implements controls to mitigate such operational risks. Among other processes, this team reviews our programs and processes related to information security, third-party risk, vendor management, facilities, unplanned downtime, business disruption, business continuity and disaster recovery.

Governance

As part of our overall risk management approach, we prioritize the identification and management of cybersecurity risk at several levels, including oversight by our Board of Directors, executive commitment, and employee training. Our Risk and Security Committee, comprising independent directors from our Board, assists the Board in overseeing our cybersecurity and data privacy risk. Specifically, our Risk and Security Committee, which meets quarterly, (i) receives periodic reports from our Chief Security Officer (“CSO”) on security programs, including incident reports, (ii) reviews cybersecurity risk assessments from information security, privacy, and internal audit management teams, including the adequacy and effectiveness of the Company’s internal controls regarding cybersecurity; (iii) reviews emerging cybersecurity developments and threats; (iv) reviews compliance with applicable laws and industry standards; and (v) periodically reviews our strategy to mitigate cybersecurity risks, such as our cyber insurance coverage and contingency plans in the event of security incidents or other system disruptions. At least quarterly, our Risk and Security Committee provides reports to the full Board of Directors regarding matters recently discussed by the Committee, which enables the full Board to provide additional oversight of our cyber risks and cyber processes. The full Board also reviews our cybersecurity risks in connection with its annual review of our enterprise risk mitigation programs.

Our CSO has extensive experience working in the public and private sectors leading security organizations, managing risk functions, and driving large information technology deployments. He has an Engineering degree, a Master of Business Administration, a Chief Information Security Officer Certification, and a Global Information Assurance Certification Security Leadership Certification. He oversees the implementation and compliance of our information security standards and is primarily responsible for managing our processes to assess and mitigate information security related risks.

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

ITEM 2. PROPERTIES

Our property, plant and equipment consists principally of fiber-optic and metallic cables, high-speed transport equipment, electronics, switches, routers, gateway and transmission facilities, central office equipment, land and buildings related to our operations. Our gross property, plant and equipment consisted of the following components as of the dates below:

	December 31,
	2025(5)	2024
Land	1%	1%
Fiber, conduit and other outside plant(1)	39%	40%
Central office and other network electronics(2)	38%	38%
Support assets(3)	16%	16%
Construction in progress(4)	6%	5%
Gross property, plant and equipment	100%	100%
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
(5)These values exclude assets classified as held for sale as of December 31, 2025.

We own a substantial portion of our telecommunications equipment essential to our operations, but, we also lease certain facilities, network capacity, and equipment from third parties under various agreements. We also own or lease administrative offices in major U.S. and international metropolitan areas. Substantially all of our network electronics equipment is housed in buildings or on land we own or lease within our local service area. Outside our local service area, our assets are generally located on real property under agreements with the property owner or another person with rights to the property. These agreements may expire, terminate, or be legally challenged, which could result in the loss of our rights.

The carrying amount of our net property, plant and equipment was approximately $19.6 billion and $20.4 billion as of December 31, 2025 and 2024, respectively, excluding assets held for sale. Substantial portions of our property, plant and equipment are pledged to secure the long-term debt of our subsidiaries or the guarantee obligations of our subsidiary guarantors. For additional information, see Note 9 — Property, Plant and Equipment in Item 8.

We have entered into various agreements regarding our unused office and technical space to reduce our ongoing operating expenses regarding such space.

ITEM 3. LEGAL PROCEEDINGS

The information contained under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 17 — Commitments, Contingencies and Other Items in Item 8 is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the New York Stock Exchange ("NYSE") and the Berlin Stock Exchange and is traded under the symbol LUMN and CYTH, respectively.

Holders

At February 17, 2026, there were approximately 70,542 stockholders of record, although there were significantly more beneficial holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their stock-based awards during the fourth quarter of 2025 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share
Period
October 2025	18,661	$6.60
November 2025	53,795	10.27
December 2025	26,442	7.89
Total	98,898

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) provides an overview of our financial performance, liquidity, and the business environment in which we operate. This discussion is intended to help readers understand our results and key factors influencing our operations. The MD&A should be read together with our audited consolidated financial statements and accompanying notes included in Item 8. All references to “Notes” in this section refer to the Notes to Consolidated Financial Statements in Item 8.

This section includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied. For a discussion of these risks, see “Special Note Regarding Forward-Looking Statements” immediately prior to Item 1 and “Risk Factors” in Item 1A.

The MD&A generally discusses results for the years ended December 31, 2025 and 2024, including year-over-year comparisons between these periods. For discussions of 2023 results and comparisons between 2024 and 2023 that are not in this document, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024. We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category and sales channel in our segment reporting for 2024 and 2023.

OVERVIEW

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We operate in a rapidly evolving landscape with growing demand for secure, high-speed connectivity. Our strategy focuses on growing and transforming our network and business to deliver next-generation solutions that meet these needs and build the backbone of the AI economy.

Reporting Segments

Our reporting segments are currently organized by customer focus.

•Business segment: Serves enterprise and wholesale customers through five distinct sales channels: Large Enterprise, Mid-Market Enterprise, Public Sector, Wholesale, and International and Other. Revenue is reported under four product categories: Grow, Nurture, Harvest, and Other.

•Mass Markets segment: Serves residential and small business customers. Revenue is reported under three product categories: Fiber Broadband, Other Broadband, and Voice and Other.

From time to time, we may change the categorization of our products and services. For additional information see Note 16 — Segment Information and Note 4 — Revenue Recognition in Item 8.

As of December 31, 2025, we served 2.4 million broadband subscribers under our Mass Markets segment. Our methodology for counting broadband subscribers may be different than the methodologies used by other companies.

2026 Divestiture

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets Fiber-to-the-Home business in the Territory to AT&T (the "Mass Markets Fiber-to-the-Home divestiture"). On February 2, 2026, we completed the Mass Markets Fiber-to-the-Home divestiture in exchange for pre-tax cash proceeds of $5.75 billion, subject to post-closing adjustments. In connection with the sale, we have entered into a transition services agreement under which we will provide to AT&T various support services and certain long-term agreements under which we and AT&T will provide to each other various network and other commercial services.

Current Business Environment and Macroeconomic Factors

The macroeconomic environment in which we operate remains dynamic and continues to affect our business. Key factors that have impacted us and our customers include:

•Revenue mix: Shifts in technology and economic conditions have driven us to continuously review our strategy and as such, we expect to see continued reduction in legacy voice, broadband, and other legacy services, while fueling growth in our strategic products.

•Inflationary pressures and build costs: Rising costs for labor, materials, and energy have increased operating expenses and capital expenditures, particularly to support our continued PCF buildout and other network transformations.

•Supply constraints: Shortages of critical components and other materials have slowed certain network expansion efforts.

•Customer behavior: Certain customers have delayed purchasing decisions, which has occasionally impacted sales cycles.

To date, we do not believe these factors have materially impacted our financial performance or position. However, ongoing economic and geopolitical uncertainty, tariffs, inflation, and supply constraints could increase costs, reduce revenues, delay network expansion, or disrupt service delivery, which could materially impact our results. If these conditions persist, our projected cash flows and market capitalization could decline. For further information relating to these matters, see “— Trends Impacting Our Operations” below and "Risk Factors" in Item 1A.

We are actively managing these challenges through disciplined capital allocation, cost optimization, and strategic investments in network infrastructure. We believe these actions position us to navigate current macroeconomic conditions while pursuing long-term growth opportunities.

We expect continued demand for high-capacity, low-latency connectivity solutions, supported by enterprise digital transformation and government broadband programs. While macroeconomic uncertainty and competitive pressures present risks, we believe our transformation initiatives position us to deliver long-term value.

Trends Impacting Our Operations

Our operations are shaped by evolving technology, customer expectations, and market dynamics. Key trends that impact us, and will continue to impact us, include:

•Automation and digital innovation: Growing demand for automated experiences and advanced technologies like AI and multi-cloud platforms requires ongoing investment in technology and infrastructure to enhance service quality and reduce costs.

•Legacy decline and margin pressure: Legacy wireline services continue to shrink, while newer offerings often deliver lower margins — especially those involving third-party connectivity — necessitating cost optimization and pricing discipline.

•Globalization and network expansion amid cost pressures: Distributed business models drive demand for high-capacity, low-latency networks. We are expanding our network capacity to capture growth, while managing vendor cost increases and dis-synergies from recent divestitures.

•Monetizing network assets with execution risk: We aim to generate revenue through custom connectivity solutions, including PCF, by leveraging excess conduit and fiber assets. These opportunities can be significant but depend on market demand, regulatory conditions, and timely execution.

These and other developments and trends impacting our operations are discussed in "Risk Factors" in Item 1A and elsewhere throughout MD&A.

RESULTS OF OPERATIONS

In this section, we discuss our overall results of operations and highlight special items that are not included in "SEGMENT RESULTS", which covers the performance of our two reporting segments in more detail.

Operating Revenue

The following table summarizes our consolidated operating revenue by segment and sales channels within the Business segment as described in Note 4 — Revenue Recognition in Item 8:

	Years Ended December 31,			2025 vs 2024 % Change	2024 vs 2023 % Change
	2025	2024	2023
	(Dollars in millions)
Business Segment:
Large Enterprise	$2,979	3,039	3,171	(2)%	(4)%
Mid-Market Enterprise	1,973	2,212	2,490	(11)%	(11)%
Public Sector	1,904	1,856	1,791	3%	4%
Wholesale	2,714	2,886	3,152	(6)%	(8)%
International and Other	325	373	982	(13)%	(62)%
Business Segment Revenue	9,895	10,366	11,586	(5)%	(11)%
Mass Markets Segment Revenue	2,507	2,742	2,971	(9)%	(8)%
Total operating revenue	$12,402	13,108	14,557	(5)%	(10)%

Operating revenue decreased $706 million in 2025 compared to 2024. See our segment results below for information on the drivers of revenue.

Operating revenue decreased $1.4 billion in 2024 compared to 2023, primarily due to $547 million from the sale of the EMEA business and the sale of select CDN contracts in the fourth quarter of 2023.

Operating Expenses

The following table summarizes our operating expenses; however, these expense categories may not be comparable to those of other companies:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$6,638	6,703	(1)%
Selling, general and administrative	3,199	2,972	8%
Net loss on sale of businesses	—	17	nm
Depreciation and amortization	2,749	2,956	(7)%
Goodwill impairment	628	—	nm
Total operating expenses	$13,214	12,648	4%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $65 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $114 million in equipment and maintenance expense;

•an offsetting increase of $26 million in professional fees; and

•an offsetting increase of $17 million in employee-related expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased $227 million in 2025 compared to 2024. This was primarily as a result of:

•an increase of $72 million in hardware and software expenses;

•an increase of $56 million in employee-related expenses;

•an increase of $49 million in fees related to our voluntary relinquishment of FCC Rural Digital Opportunity Fund (“RDOF”) funding in the second quarter of 2025; and

•an increase of $40 million related to a loss on the sale of operating assets in the first half of 2025 and recognition in the first quarter of 2024 of a deferred gain on the sale of select CDN contracts.

Net Loss on Sale of Businesses

For a discussion of the net loss on the sale of businesses that we recognized for 2025 and 2024, see Note 2 — Divestitures in Item 8.

Depreciation and Amortization

The following table provides detail of our depreciation and amortization expense:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Depreciation	$1,746	1,890	(8)%
Amortization	1,003	1,066	(6)%
Total depreciation and amortization	$2,749	2,956	(7)%

Depreciation decreased $144 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $104 million due to the discontinuation of the depreciation of the tangible assets of our Mass Markets Fiber-to-the-Home business held for sale during the second quarter of 2025;

•a decrease of $18 million from accelerated depreciation of CDN assets in 2024; and

•a decrease of $8 million due to decommissioned assets.

Amortization decreased $63 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $45 million from accelerated amortization of software assets in 2024; and

•a decrease of $24 million associated with a net reduction in amortizable assets.

Further analysis of our segment operating expenses by segment is provided below in "Segment Results."

Goodwill Impairments

We are required to perform impairment tests related to our goodwill annually, which we perform as of October 31, or sooner if an indicator of impairment occurs. The classification of our Mass Markets Fiber-to-the-Home business as held for sale, as described in Note 2 — Divestitures in Item 8, was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025.

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

For a discussion of the goodwill impairment we recognized in 2025, see Note 3 — Goodwill and Intangible Assets in Item 8.

Other Consolidated Results

The following tables summarize our total other expense, net and income tax expense:

	Years Ended December 31,		% Change
	2025	2024
	(Dollars in millions)
Interest expense	$(1,284)	(1,372)	(6)%
Net (loss) gain on early retirement of debt	(740)	348	nm
Other income, net	120	334	(64)%
Total other expense, net	$(1,904)	(690)	176%
Income tax benefit	$(977)	(175)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased $88 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease in average outstanding long-term debt of $1.0 billion; and

•a decrease in average interest rate from 7.50% to 7.12%.

Net (Loss) Gain on Early Retirement of Debt

For a discussion of the debt transactions that resulted in the net (loss) gain on debt that we recognized in 2025 and 2024, see Note 7 — Long-Term Debt and Credit Facilities in Item 8.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(184)	(152)
Foreign currency gain (loss)	14	(25)
Gain on sale of investment	—	205
Loss on investment in limited partnership	—	(10)
Transition and separation services	156	157
Interest income	75	119
Other	59	40
Other income, net	$120	334

Income Tax Expense

For 2025 and 2024, our effective income tax rate was 36.0% and 76.1%, respectively. The effective tax rate for 2025 includes a $333 million favorable impact driven by statute of limitations releases on uncertain tax positions previously disclosed and for 2024 includes a $135 million favorable impact of the exclusion of cancellation of debt income under Section 108 of the Internal Revenue Code in 2024.

For additional information, see Note 15 — Income Taxes in Item 8 and "CRITICAL ACCOUNTING ESTIMATES — Income Taxes" below.

SEGMENT RESULTS

In this section we provide a reconciliation of segment revenue to total operating revenue and discuss the performance of our two reporting segments. Our segment performance measurement is segment adjusted earnings before interest, tax, depreciation and amortization ("EBITDA").

Results in this section include results of our EMEA business prior to its sale on November 1, 2023:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating revenue:
Business	$9,895	10,366	11,586
Mass Markets	2,507	2,742	2,971
Total operating revenue	$12,402	13,108	14,557

For additional information on our product and services categories and our reportable segments, see Note 4 — Revenue Recognition and Note 16 — Segment Information in Item 8.

Business Segment

	Years Ended December 31,			Percent Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(Dollars in millions)
Business Segment Product Categories:
Grow	$4,595	4,376	4,491	5%	(3)%
Nurture	2,501	2,959	3,487	(15)%	(15)%
Harvest	2,064	2,275	2,683	(9)%	(15)%
Other	735	756	925	(3)%	(18)%
Total Business Segment Revenue	9,895	10,366	11,586	(5)%	(11)%
Expenses:
Total expense	5,372	5,749	6,329	(7)%	(9)%
Total adjusted EBITDA	$4,523	4,617	5,257	(2)%	(12)%

Business Segment Revenue

Business segment revenue decreased $471 million in 2025 compared to 2024. Business segment revenue decreased $1.2 billion in 2024 compared to 2023 driven by a $547 million decrease from the sale of the EMEA business and the sale of select CDN contracts in the fourth quarter of 2023.

Business Segment Product Categories

For 2025 compared to 2024, and for 2024 compared to 2023, the following were the primary drivers within each product category:

•Grow increased $219 million in 2025. This was primarily as a result of:

◦an increase of $112 million in revenue from dark fiber and conduit; and

◦an increase of $74 million from growth in IP services.

•Grow decreased $115 million in 2024. This was primarily as a result of:

◦a decrease of $272 million from the sale of the divested business in 2023;

◦a decrease of $42 million in revenue from wavelength services;

◦an offsetting increase of $112 million in revenue from dark fiber and conduit; and

◦an offsetting increase of $107 million from growth in IP services.

•Nurture decreased $458 million in 2025. This was primarily as a result of:

◦a decrease of $344 million principally attributable to declines in traditional VPN services; and

◦a decrease of $116 million from declines in Ethernet services.

•Nurture decreased $528 million in 2024. This was primarily as a result of:

◦a decrease of $88 million from the sale of the divested business in 2023;

◦a decrease of $314 million principally attributable to declines in traditional VPN services; and

◦a decrease of $117 million from declines in Ethernet services.

•Harvest decreased $211 million in 2025. This was primarily as a result of:

◦a decrease of $162 million principally attributable to declines in legacy voice services;

◦a decrease of $67 million from declines in other legacy products and services; and

◦an offsetting increase of $17 million in private line revenue attributable primarily to temporary rate increases.

•Harvest decreased $408 million in 2024. This was primarily as a result of:

◦a decrease of $70 million from the sale of the divested business in 2023; and

◦a decrease of $252 million from declines in legacy voice services and private line services.

•Other decreased $21 million in 2025. This was primarily as a result of:

◦a decrease of $11 million in SAP solutions consulting services; and

◦a decrease of $7 million in equipment sales revenue.

•Other decreased $169 million in 2024. This was primarily as a result of:

◦a decrease of $93 million from the sale of select CDN contracts in 2023; and

◦a decrease of $29 million in equipment sales revenue.

Business Segment Expense

Business segment expense decreased $377 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $277 million in overall network expense; and

•a decrease of $86 million in employee-related costs due to lower headcount.

Business segment expense decreased $580 million in 2024 compared to 2023. This was primarily as a result of:

•a decrease of $209 million from the sale of the EMEA business and select CDN contracts in 2023;

•a decrease of $166 million in overall network expense; and

•a decrease of $138 million in employee-related costs.

Business Segment Adjusted EBITDA

As a percentage of revenue, Business segment adjusted EBITDA was:

	Years Ended December 31,
	2025	2024	2023
Segment adjusted EBITDA as a percent of segment revenue	46%	45%	45%

Mass Markets Segment

	Years Ended December 31,			Percent Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
	(Dollars in millions)
Mass Markets Product Categories:
Fiber Broadband	$883	735	637	20%	15%
Other Broadband	950	1,168	1,394	(19)%	(16)%
Voice and Other	674	839	940	(20)%	(11)%
Total Mass Markets Segment Revenue	2,507	2,742	2,971	(9)%	(8)%
Expenses:
Total expense	1,111	1,246	1,415	(11)%	(12)%
Total adjusted EBITDA	$1,396	1,496	1,556	(7)%	(4)%

Mass Markets Segment Revenue

Mass Markets segment revenue decreased $235 million in 2025 compared to 2024 and decreased by $229 million in 2024 compared to 2023.

Mass Markets Product Categories

For 2025 compared to 2024, and for 2024 compared to 2023, the following were the primary drivers within each product category:

•Fiber Broadband increased $148 million in 2025 and increased $98 million in 2024. This was primarily as a result of growth in fiber customers, primarily driven by our increase in enabled locations from our Quantum Fiber buildout, prior to our divestiture of Mass Markets Fiber-to-the-Home, as discussed further in Note 2 — Divestitures in Item 8.

•Other Broadband decreased $218 million in 2025 and decreased $226 million in 2024. This was primarily as a result of fewer customers for lower speed copper-based broadband services.

•Voice and Other decreased $165 million in 2025 and decreased $101 million in 2024. This was primarily as a result of continued loss of copper-based voice customers. 2025 additionally decreased $46 million due to the voluntary relinquishment of our funding received under the FCC's RDOF in the second quarter of 2025. See the Liquidity and Capital Resources—Federal Broadband Support Programs in this Part II Item 7 for more information.

Mass Markets Segment Expense

Mass Markets segment expense decreased $135 million in 2025 compared to 2024. This was primarily as a result of:

•a decrease of $62 million in employee-related costs due to lower headcount;

•a decrease of $20 million in overall network expense;

•a decrease of $18 million in marketing and advertising expense; and

•a decrease of $15 million decrease in professional fees.

Mass Markets segment expense decreased $169 million in 2024 compared to 2023. This was primarily as a result of:

•a decrease of $60 million in employee-related costs;

•a decrease of $36 million in other network related costs;

•a decrease of $33 million in professional fees; and

•a decrease of $10 million decrease in overall network expenses.

Mass Markets Segment Adjusted EBITDA

As a percentage of revenue, Mass Markets segment adjusted EBITDA was:

	Years Ended December 31,
	2025	2024	2023
Segment adjusted EBITDA as a percent of segment revenue	56%	55%	52%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Sources and Uses of Cash

As a holding company, we rely on cash flows and capital resources from our subsidiaries to meet our parent-level liquidity needs. Access to subsidiary cash may be limited by debt terms, tax considerations, legal restrictions or other limitations; see "— Debt Instruments and Financing Arrangements" below and Note 7 — Long-Term Debt and Credit Facilities in Item 8.

Our primary source of liquidity is cash from operating activities. We also use our revolving credit facilities as a source of liquidity for operating activities and our other cash requirements. In addition, our recently completed Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, has generated significant cash proceeds subsequent to December 31, 2025, which have been primarily used to pay down debt as described below, but will also reduce our base of income-generating assets that generate our recurring cash from operating activities. Key uses of cash include operating expenses, capital expenditures, debt service, income taxes, share repurchases, pension contributions, and other benefit payments.

Key balances as of December 31, 2025 included:

•Cash and cash equivalents: $1.0 billion

•Revolving credit availability: $722 million

•Total consolidated indebtedness: $17.8 billion

As of December 31, 2025, $76 million of our cash and cash equivalents was held outside the U.S. Certain subsidiary debt covenants may limit upstreaming of cash. We currently believe there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing significant U.S. or foreign taxes. Other than excess foreign cash held in India, we do not currently intend to repatriate to the United States material amounts of our foreign cash and cash equivalents. See Note 15 — Income Taxes for additional information.

We regularly review liquidity and capital allocation strategies with senior management and the Board of Directors, adjusting as strategies and conditions change.

Based on current assumptions, we believe our liquidity sources — operating cash flows, available cash, and credit capacity — will be sufficient to fund near-term requirements and strategic investments. For additional information on risks that could affect liquidity, see “Risk Factors — Financial Risks” in Item 1A.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Years Ended December 31,		$ Change
	2025	2024
	(Dollars in millions)
Net cash provided by operating activities	$4,738	4,333	405
Net cash used in investing activities	(4,305)	(2,830)	1,475
Net cash used in financing activities	(1,319)	(1,851)	(532)

Operating Activities

Net cash provided by operating activities increased $405 million in 2025 compared to 2024. This was primarily as a result of:

•an increase in working capital due to general timing variability, as described below;

•an increase in deferred revenue related to receipt of advance cash payments pursuant to our recent sales of PCF solutions;

•an offsetting decrease due to higher net loss adjusted for non-cash expenses and gains; and

•an offsetting decrease due to the receipt of a federal income tax cash refund in the first quarter of 2024 which was not replicated in 2025.

Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

For additional information about our operating results, see "Results of Operations" above.

Investing Activities

Net cash used in investing activities increased $1.5 billion in 2025 compared to 2024. This was primarily as a result of:

•an increase of $1.1 billion in capital expenditures; and

•an increase due to $319 million lower proceeds from sales of property, plant and equipment, and other assets.

Financing Activities

Net cash used in financing activities decreased $532 million in 2025 compared to 2024.This was primarily as a result of:

•an increase in net proceeds from issuance of long-term debt in 2025;

•an offsetting increase in net payments of long-term debt and revolving debt in 2025 compared to 2024; and

•an offsetting increase in debt extinguishment costs and fees, driven by the debt transactions in 2025 compared to those in 2024 described elsewhere herein.

See Note 7 — Long-Term Debt and Credit Facilities in Item 8 for additional information on our outstanding debt securities.

Short-term Liquidity Needs

As of December 31, 2025, we held cash and cash equivalents of $1.0 billion and had approximately $722 million of borrowing capacity available under our $954 million revolving credit facilities, net of undrawn letters of credit. These resources, together with cash generated from operating activities and any remaining proceeds from the Mass Markets Fiber-to-the Home divestiture, which closed February 2, 2026, represent our primary sources of liquidity for the next 12 months.

As of December 31, 2025, based on our current capital allocation objectives, we project expenditures for the next 12 months to include, among others, the following:

•Capital expenditures: $3.2 to $3.4 billion, primarily for network modernization and fiber expansion.

•Debt service: $51 million in scheduled term loan amortization and $37 million of finance lease obligations.

•RDOF relinquishment: $99 million for remittance of awards and associated fees — see "Federal Broadband Support Programs" below for further details.

We expect to fund these expenditures primarily through operating cash flows, supplemented by available cash and borrowing capacity as needed. Based on current assumptions, we believe our liquidity sources will be sufficient to fund near-term requirements and strategic investments.

For additional information on short-term liquidity needs, see “Future Contractual Obligations” below.

Long-term Liquidity Needs

Beyond the next 12 months, we plan to refinance a substantial portion of maturing debt through future debt issuances, subject to market conditions and covenant restrictions. Our ability to access capital markets depends on credit ratings and prevailing interest rates, and we cannot assure favorable terms for future borrowings. We may also consider other sources of liquidity, such as equity offerings or asset dispositions, depending on market conditions.

For additional information on our credit ratings and factors that may affect our access to capital markets, see “— Future Debt Transactions” below.

For additional information on long-term liquidity needs, see “Future Contractual Obligations” below.

Impact of Strategic Transactions on Liquidity

Our liquidity and capital resources have been influenced by several strategic actions aimed at optimizing our financial position, enhancing flexibility, and supporting long-term transformation initiatives. Key actions include:

•Recent divestitures: The 2023 sale of our EMEA business and the 2026 sale of our Mass Markets Fiber-to-the-Home divestiture generated significant cash proceeds but reduced recurring operating cash flows. The Mass Markets Fiber-to-the-Home divestiture is also expected to reduce our Mass Markets fiber-related capital expenditures by approximately $1 billion annually. While this transaction is expected to reduce recurring revenue and operating cash flows, we believe it will sharpen our focus on enterprise and fiber growth and deliver significant cash proceeds to strengthen our financial position.

•PCF agreements: Advance payments under PCF agreements increased operating cash flow and deferred revenue. These payments vary by quarter and fund network expansion and simplification projects, which will increase capital expenditures. We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions but cannot provide any assurances as to these additional agreements or the anticipated benefits thereof. See "Risk Factors" in Item 1A.

We expect these and future transactions to influence cash flows, leverage, and investment capacity. While divestitures provide immediate liquidity and PCF agreements support network expansion, they also introduce variability in operating cash flows. We will continue to pursue opportunities aligned with our capital allocation priorities and market conditions.

Capital Expenditures

We regularly invest in capital projects to expand and improve services, enhance and modernize networks, fulfill contractual obligations, and strengthen our competitive position. Discretionary projects are evaluated based on strategic impact such as revenue growth, productivity, service levels, customer retention, and expected return on investment. Capital spending is influenced by demand, contractual and regulatory requirements, cash flow, and resource availability. We expect capital spending to be focused on:

•expanding our fiber network, including our other network capacity buildout plan;

•modernizing and enhancing network efficiency and reliability;

•developing new services; and

•replacing aging network assets.

These investments aim to improve service quality, drive innovation, and position us to meet future demand.

For additional details on our capital spending, see "Risk Factors" in Item 1A and “Cash Flow Activities — Investing Activities” and “Impact of Strategic Transactions on Liquidity,” above.

Debt Instruments and Financing Arrangements

Debt Instruments

In 2025, we actively managed our capital structure through a series of transactions designed to enhance financial flexibility and optimize our debt profile to address upcoming maturities and support ongoing transformation initiatives. These transactions reduced consolidated indebtedness and extended our weighted-average debt maturity profile.

Key debt balances as of December 31, 2025 included:

•Secured debt outstanding: $12.3 billion

•Unsecured debt outstanding: $5.3 billion

•Revolving credit availability: $722 million

For additional details on our debt and financing instruments and the debt activity below, see Note 7 — Long-Term Debt and Credit Facilities in Item 8.

2025 Debt Activity

Key transactions in 2025 included:

•Second Lien Notes Refinancing and Cash Tender Offers — Fourth Quarter: Level 3 Financing, Inc. issued $1.25 billion of 8.500% Senior Notes due 2036. Net proceeds, along with cash on hand, were used to retire the following of Level 3 Financing, Inc.'s Second Lien notes pursuant to cash tender offers:

◦$434 million 3.875% Second Lien Notes due 2030;

◦$703 million 4.500% Second Lien Notes due 2030; and

◦$432 million 4.000% Second Lien Notes due 2031.

•Term Loan Repayments — Fourth Quarter: We and Level 3 Financing, Inc. repaid all $68 million of the outstanding former Term Loan B facilities due 2027.

•Second Credit Facilities Refinancing — Third Quarter: Level 3 Financing, Inc. amended and repriced its Term Loan B‑3 credit facility, replacing its Term Loan B‑3 with its Term Loan B‑4, maintaining $2.4 billion outstanding immediately following the transactions.

•First Lien Note Refinancings — Third Quarter: Level 3 Financing, Inc. issued $2.425 billion of 7.000% First Lien Notes due 2034. Net proceeds, and cash on hand, were used to redeem Level 3 Financing, Inc.'s then outstanding First Lien notes totaling approximately $2.1 billion, including:

◦$1.4 billion First Lien 11.000% Senior Secured Notes due 2029; and

◦$678 million 10.750% First Lien Notes due 2030.

•Cash Redemption — Third Quarter: Level 3 Financing, Inc. redeemed $350 million of its 10.000% Second Lien Notes due 2032 in exchange for cash.

•First Lien Note Refinancing — Second Quarter: Level 3 Financing, Inc. issued $2.0 billion of 6.875% First Lien Notes due 2033. Net proceeds, and cash on hand, were used to redeem Level 3 Financing, Inc.'s then outstanding higher-coupon notes totaling $1.8 billion, including:

◦$925 million First Lien 10.500% Senior Secured Notes due 2030;

◦$668 million 10.500% First Lien Notes due 2029; and

◦$167 million 11.000% First Lien Notes due 2029.

•First Credit Facilities Refinancing — First Quarter: Level 3 Financing, Inc. amended and repriced its Term Loan B‑1 and Term Loan B-2 credit facilities, replacing its Term Loan B-1 and B-2 with its Term Loan B-3, maintaining $2.4 billion outstanding immediately following the transaction, and extending maturity to 2032.

•Cash Redemptions — First Quarter: Lumen and Level 3 Financing, Inc. redeemed $202 million of unsecured Senior notes in exchange for cash.

For more details on the 2025 debt activity, see Note 7 — Long-Term Debt and Credit Facilities in Item 8.

2026 Debt Activity, to date:

Key transactions to date in 2026 included:

•Senior Secured Notes: Level 3 Financing, Inc. issued an additional $650 million of its 8.500% Senior Notes due 2036. Net proceeds from this offering were used to fund the purchase of $607 million of its Second Lien notes, including:

◦$595 million 4.875% Second Lien Notes due 2029;

◦$8 million 4.500% Second Lien Notes due 2030; and

◦$4 million 3.875% Second Lien Notes due 2030

•Repurchases of Debt Instruments: Lumen applied $4.8 billion of the pre-tax proceeds from the Mass Markets Fiber-to-the-Home divestiture, along with cash on hand, to complete the following transactions:

◦Redeem the following outstanding notes in full:

▪$439 million 10.000% Secured Notes due 2032;

▪$477 million 4.125% Superpriority Senior Secured Notes due 2030; and

▪$331 million 4.125% Superpriority Senior Secured Notes due 2029

◦Repay all of the outstanding term loans due under our Superpriority Revolving/Term Loan A Credit Agreement; and

◦Repay all of the outstanding amounts due under our Superpriority Term B Credit Agreement in full satisfaction and discharge of its obligations thereunder.

Liquidity and Credit Facilities Availability

As of December 31, 2025, we maintained $954 million of superpriority revolving credit facilities capacity, with none outstanding and $232 million in undrawn letters of credit, and $3.5 billion of drawn superpriority term loan facilities.

As of December 31, 2025, we had $234 million of total undrawn letters of credit, including $232 million issued under our revolving credit facilities and $2 million issued under a separate facility maintained by Lumen subsidiaries, the majority of which is collateralized by cash.

In addition to indebtedness under their above-mentioned credit agreements, Lumen and Level 3 Financing are indebted under their respective outstanding senior notes, and certain of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

For detailed terms, maturities, covenants, and outstanding balances, see Note 7 — Long-Term Debt and Credit Facilities in Item 8 and "— Other Matters" below.

Future Debt Transactions

Subject to market conditions, we expect to continue issuing debt securities as needed to refinance maturing obligations, including subsidiary debt, consistent with our capital allocation strategies and covenants. Availability, interest rates, and other terms of new borrowings will depend on credit ratings and market conditions, among other factors.

As of the filing date of this report, credit ratings for our and our subsidiaries' senior secured and unsecured debt were:

Borrower	Moody's Investors Service, Inc.	Standard & Poor's	Fitch Ratings(1)
Lumen Technologies, Inc.:
Unsecured	Caa1	B	BB
Secured	B3/Caa1	B+	BB
Level 3 Financing, Inc.:
Unsecured	B3	B-	B-
Secured	Ba3	B+	BB
Qwest Corporation:
Unsecured	Caa1	B	BB
_______________________________________________________________________________
(1) In February 2026, both Moody's and Fitch upgraded our corporate family ratings to B2 and B, representing a one-notch and two-notch upgrade, respectively.

Future changes in these ratings could impact our access to capital and borrowing costs. We cannot be certain that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors — Financial Risks" in Item 1A.

Income Tax Obligations

Net Operating Loss Carryforwards

As of December 31, 2025, we had approximately $982 million of U.S. federal NOLs that may be used to offset future federal taxable income. A portion of the NOLs are subject to annual usage limits under Section 382 of the Internal Revenue Code. We have a Section 382 Rights Agreement in place through late 2026 to help preserve our ability to use these NOLs. We expect to use substantially all remaining NOLs in future years, but we cannot assure you we will be able to utilize these federal NOLs as projected or at all.

See Note 15 — Income Taxes in Item 8 and "Risk Factors — Financial Risks — We may not be able to fully utilize our NOLs" in Item 1A.

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the “One, Big Beautiful Bill Act” (the “OBBBA”), which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. These provisions did not have a material impact on our 2025 effective tax rate but are expected to significantly reduce our federal income tax liability. We filed a refund claim for approximately $400 million of federal estimated income taxes in July 2025 that we anticipate receiving in the first half of 2026.

The Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance and modifying the operation of Pillar Two rules that would fully exempt U.S.-parented groups from the application of certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting ("CbCR") Safe Harbor by one year, through the end of fiscal year of 2027.The Pillar Two rules have increased our compliance requirements but did not materially impact our 2025 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

Tax Payments and Refunds

In addition to the expected refund described above, in January 2024, Lumen received a $729 million federal income tax refund, including interest. Future tax payments will depend on many factors, including our future earnings, tax law changes, and any taxable transactions.

Pension and Post-Retirement Benefit Obligations

We maintain significant pension and post-retirement benefit plans that require ongoing cash outflows and could affect our liquidity and financial flexibility. These obligations are sensitive to market conditions and actuarial assumptions, and adverse changes could increase funding requirements and reduce cash available for other uses.

Current Status

As of December 31, 2025, our unfunded obligations were:

•Pension plans: $588 million

•Post-retirement plans: $1.7 billion

The expected long-term rate of return on pension assets, net of administrative expenses, was 6.5% for 2025 and is 6.5% for 2026. Actual investment performance may differ substantially from these assumptions, which could influence future funding needs. Lower asset returns or interest rates could increase our obligations and may require additional contributions, reducing cash available for other uses. For additional details, see “CRITICAL ACCOUNTING ESTIMATES — Pension and Post-retirement Benefits” in Item 7 and Note 11 — Employee Benefits in Item 8.

Funding and Contributions

Benefits under the Combined Pension Plan are paid from its trust. Based on current laws and circumstances, we do not expect required contributions in 2026. Future contribution requirements will depend on factors such as investment performance, interest rates, demographics, plan changes, and funding regulations.

We may make voluntary contributions; none were made in 2025. We made a voluntary contribution to the trust for the Combined Pension Plan of $101 million in January 2026 and $170 million in 2024. Any required or voluntary contributions could reduce available cash and impact liquidity.

Settlements

We occasionally offer lump-sum settlements to certain former employees. Settlement accounting applies only when the total lump-sum payments exceed the settlement threshold, which equals the combined annual service cost and interest cost of the net periodic pension benefit expense. This threshold was not exceeded in 2025, 2024, or 2023. Future workforce reductions could result in annual lump-sum payments that trigger settlement accounting, potentially increasing earnings volatility.

Post-Retirement Benefits

Substantially all post-retirement health care and life insurance benefits are unfunded and paid from operating cash. Aggregate benefits paid under these plans, net of participant contributions and subsidies, were $172 million, $185 million, and $194 million for 2025, 2024, and 2023, respectively. In 2026, we currently expect to pay directly $181 million of post-retirement benefits, net of participant contributions and direct subsidies. See Note 11 — Employee Benefits in Item 8 for further discussion of expected future payments.

Future Contractual Obligations

We maintain obligations related to debt, leases, purchase commitments, and asset retirement, among others. Our estimated future obligations as of December 31, 2025 include:

	Footnote Reference	Current Obligation (within next 12 months)	Long-term Obligation (beyond next 12 months)	Total
		(Dollars in millions)
Long-term debt (excluding unamortized premiums, net and unamortized debt issuance costs)	Note 7 — Long-Term Debt and Credit Facilities	$88	17,727	17,815
Operating leases	Note 5 — Leases	366	1,551	1,917
Right-of-way agreements and purchase commitments	Note 17 — Commitments, Contingencies and Other Items	1,215	1,922	3,137
Asset retirement obligations	Note 9 — Property, Plant and Equipment	20	127	147
Pension and post-retirement benefit plans unfunded obligations	Note 11 — Employee Benefits	184	2,102	2,286
Total		$1,873	23,429	25,302

Federal Broadband Support Programs

The FCC's RDOF program aims to support broadband expansion in rural areas throughout America. Although we initially agreed to participate in the program in certain areas, as previously disclosed, we voluntarily relinquished the entirety of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $46 million in our consolidated statements of operations in the second quarter of 2025. We also incurred fees totaling $49 million in connection therewith, which are reflected in our operating expenses within our consolidated statements of operations. In January 2026, we paid the $95 million of revenue and fees summarized above, along with an additional $4 million relating to our 2024 relinquishment as repayment of funds previously received and remittance of the fees incurred.

Federal officials continue to advance broadband‑related proposals, and Congress has authorized a $65 billion program to expand broadband affordability and access. State and federal agencies are in the process of implementing these initiatives, and we expect that the release of associated funding may increase competition in newly served markets.

For additional information on these programs, see Note 4 — Revenue Recognition in Item 8, "Business — Regulation of Our Business" in Item 1, and "Risk Factors — Legal and Regulatory Risks" in Item 1A.

Other Matters

We maintain cash management and intercompany loan arrangements with most of our income-generating subsidiaries. Under these arrangements, a significant portion of subsidiary cash is periodically advanced or loaned to us or our service company affiliate. We repay these advances as needed to meet subsidiary cash requirements; however, at any point in time, we may owe a substantial amount to our subsidiaries. In accordance with GAAP, these balances are reflected on the subsidiaries’ balance sheets but eliminated in consolidation and therefore do not appear on our consolidated balance sheet. For additional information, see “Risk Factors” in Item 1A.

Our network includes a limited number of legacy lead-sheathed copper cables. Previous media reports regarding potential health and environmental risks associated with these cables have led to regulatory inquiries and lawsuits, and may result in legislative or regulatory actions, removal costs, compliance costs, or penalties. As of December 31, 2025, we have not recorded any accruals for such costs and will only accrue such costs when they become probable and reasonably estimable. For more information on related litigation and risks, see Note 17 — Commitments, Contingencies and Other Items in Item 8 and “Risk Factors” in Item 1A.

We are also involved in other legal proceedings that could materially affect our financial position. See Note 17 — Commitments, Contingencies and Other Items in Item 8.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, and expenses. Certain policies and estimates are considered critical because they involve significant judgments and assumptions and could materially impact our financial statements. These include:

•goodwill and intangible assets;

•pension and post-retirement benefits;

•loss contingencies; and

•income taxes.

While we believe our estimates are reasonable based on information available at the time they were made, actual results may differ and could be material.

Goodwill and Intangible Assets

Historically, we had a significant amount of goodwill and have intangible assets that are assessed at least annually for impairment. As of December 31, 2025, intangible assets totaled $4.5 billion (excluding goodwill and intangible assets classified as held for sale), representing 13% of our total assets. Our remaining goodwill was fully impaired or reclassified as held for sale as of December 31, 2025. The impairment analyses of these assets are considered critical because of their significance to us and our segments, the subjective nature of certain assumptions used to estimate fair value, and because it can materially impact reported results and future expense.

Allocation and Amortization

Goodwill was allocated to our reporting units within the Business and Mass Markets segments when there is a change in composition. Intangible assets acquired in business combinations — such as goodwill, customer relationships, capitalized software, trademarks, and trade names — are recorded at estimated fair value at acquisition. Other intangible assets, primarily capitalized software, not arising from business combinations are initially recorded at cost.

Intangible assets without legal, regulatory, contractual, or other limiting factors are classified as indefinite-lived and are not amortized. For finite-lived intangible assets, we amortize using the straight-line method over the following estimated lives:

•Customer relationships: 7 - 14 years

•Capitalized software: 3 - 7 years

•Other intangible assets: 9 - 20 years

The amount of future amortization expense may differ materially from current amounts, depending on the results of our annual reviews.

Impairment Testing

Goodwill

Goodwill is tested annually as of October 31, or more frequently if events or changes in circumstances indicate potential impairment. We first consider qualitative factors. If necessary, we perform a quantitative test comparing the reporting unit’s estimated fair value to its carrying amount. If fair value is lower, we record a non-cash impairment charge for the difference.

Prior to the Mass Markets Fiber-to-the-Home business divestiture, we had three reporting units for goodwill testing: Mass Markets, NA Business, and APAC. Prior to the divestiture in 2023, the EMEA region was considered its own reporting unit. Our reporting units are not discrete legal entities with discrete full financial statements. Reporting units share assets and liabilities, which are allocated based on relative revenue or EBITDA. These allocations can materially affect fair value estimates. For each reporting unit, we compare its estimated fair value of equity to the carrying value of equity that we assign to the reporting unit.

Intangible Assets

Finite-lived intangible assets are evaluated for impairment when triggering events or changes in circumstances occur.

Fair Value Estimation

Depending on the facts and circumstances, we typically estimate the fair value of our reporting units by considering either or both of (i) a discounted cash flow method and (ii) a market approach.

Discounted Cash Flow Method

Under the discounted cash flow method, we estimate fair value by calculating the present value of projected cash flows over a discrete period plus a terminal value based on normalized future cash flows.

•Cash flow projections: Derived from estimates developed from our long-range plan, informed by industry trends — including wireline-specific factors — competitive landscape, product lifecycles, operational initiatives, and capital allocation strategies. These projections consider recent historical results and are consistent with our short-term financial forecasts and long-term business strategies.

•Discount rate: Determined using a weighted average cost of capital, reflecting market participant assumptions for cost of equity and after-tax cost of debt, and incorporating risks inherent in the projections.

•Terminal value: Represents expected normalized cash flows beyond the discrete projection period.

•Uncertainty: Actual cash flows may differ significantly from projections due to inherent uncertainties.

Market Approach

Under the market approach, we estimate fair value of a reporting unit based upon market multiples applied to the reporting unit’s revenue and EBITDA, adjusted for an appropriate control premium based on recent market transactions.

•Market multiples: Derived using publicly traded companies whose services and operating characteristics are comparable to ours.

•Revenue and EBITDA: Derived using actual results and estimates and assumptions related to the forecasted results for the remainder of the year, including revenues, expenses, and the achievement of certain strategic initiatives.

•Weighting: Revenue and EBITDA multiples are weighted based on the characteristics of each reporting unit.

•Control premium: Our implied control premium is a factor used to evaluate our fair value assessment and is evaluated for reasonableness, as described in the "Reconciliation" bullet below.

Our development of fair value estimates under both the discounted cash flow method and the market approach method are subject to inherent uncertainties and rely on assumptions about industry trends, competitive conditions, product lifecycles, and capital allocation.

•Reconciliation: Estimated fair values are reconciled to our market capitalization to ensure reasonableness compared to market transactions.

Sensitivity and Risk Factors

Changes in assumptions used in the discounted cash flow method or market approach — such as asset and liability allocations — can materially affect fair value estimates, and actual results could vary significantly from our estimates and assumptions.

We perform sensitivity analyses using a range of discount rates and EBITDA multiples and believe our methods and assumptions are reasonable. However, any changes to these inputs can significantly impact whether impairment charges are required and the magnitude of those charges.

For additional information on our goodwill balances by segment and results of our impairment analyses, see Note 3 — Goodwill and Intangible Assets in Item 8.

Pension and Post-retirement Benefits

We sponsor a noncontributory qualified defined benefit pension plan (the “Combined Pension Plan”), and several non-qualified pension plans for certain eligible highly compensated employees. Non-qualified plans are excluded from the disclosures below due to their immaterial impact on consolidated results. We also provide post-retirement health care and life insurance benefits to certain eligible retirees. See Note 11 — Employee Benefits in Item 8 for detailed plan descriptions, funding status, and investment strategies.

Our obligations are based on actuarial valuations requiring significant judgment and assumptions, including discount rate, mortality rates, and expected rate of return on plan assets. We consider these estimates critical because they involve complex actuarial models and significant judgment, and small changes can materially impact our financial condition and results of operations.

Key Assumptions

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

Discount rate: The discount rate reflects the rate at which obligations could be settled at year-end, determined based on a cash flow matching analysis using hypothetical yield curves from high-quality U.S. corporate bonds and projected benefit payments. This process ensures a uniform rate that produces the same present value of the estimated future benefit payments as is generated by discounting each year’s benefit payments by spot rates derived from yields on the 60th–90th percentile of high-quality bonds.

Mortality rates: Mortality assumptions help predict the expected life of plan participants and are based on published tables from the Society of Actuaries (“SOA”), which update life expectancy projections for North America. We adopt new tables immediately upon release. No updates were issued in 2025, 2024, or 2023.

Expected rate of return: The expected return on plan assets is the long-term return we anticipate earning on the plans’ assets, net of administrative expenses. The rate is determined based on the strategic allocation of plan assets and long-term risk and return forecasts for each asset class. These forecasts are primarily derived from third-party investment management organizations, to which we add a factor of 50 basis points to reflect the benefit we expect to result from our active management of the assets. The rate is reviewed annually by management and our Board of Directors and adjusted as needed for market or investment strategy changes.

These assumptions are based on future events and are inherently uncertain, actual results may differ materially from estimates. Management monitors these assumptions regularly and updates them based on market conditions, plan experience, and other relevant factors.

Actuarial Losses and Gains

Actuarial gains and losses arise when actual experience differs from these assumptions or when assumptions are updated. These gains and losses are recorded in Other Comprehensive Income and amortized into earnings over time.

As of January 1, 2025, the Combined Pension Plan net actuarial loss balance was $1.4 billion with 65% subject to amortization over an average remaining service period of 9 years and 35% indefinitely deferred. As of January 1, 2025 the post-retirement benefit plans net actuarial gain balance was $404 million with 75% subject to amortization and 25% indefinitely deferred.

As of January 1, 2024 the Combined Pension Plan net actuarial loss balance was $1.4 billion with 64% subject to amortization over an average remaining service period of 13 years and 36% indefinitely deferred. As of January 1, 2024 the post-retirement benefit plans net actuarial gain balance was $337 million with 75% subject to amortization and 25% indefinitely deferred.

As of the January 1, 2023 the Combined Pension Plan net actuarial loss balance of $1.4 billion, 62% was subject to amortization over an average remaining service period of 14 years and 38% indefinitely deferred during 2023. As of January 1, 2023 the post-retirement benefit plans net actuarial gain balance was $371 million with 56% subject to amortization and 44% indefinitely deferred.

Sensitivity Analysis

Changes in any of the assumptions used could significantly affect benefit obligations and expenses. The following table illustrates the estimated impact on benefit obligations assuming a hypothetical one percentage point change in the discount rate.

	Percentage point change	Increase/(decrease) in Benefit Obligation as of December 31, 2025
		(Dollars in millions)
Combined Pension Plan discount rate	1%	$(316)
	(1)%	362
Post-retirement benefit plans discount rate	1%	(125)
	(1)%	125

Similarly, changes in mortality assumptions or asset return expectations could significantly affect net periodic benefit cost and other comprehensive income. Because these assumptions are inherently uncertain and based on future events, actual results may differ materially from estimates.

Loss Contingencies

We are involved in several potentially material legal proceedings, as described in Note 17 — Commitments, Contingencies and Other Items in Item 8. Accounting for these matters requires significant judgment due to inherent uncertainty, complex legal interpretations, and evolving circumstances. We recognize an expense when a loss is probable and reasonably estimable. Determining whether a loss is probable and reasonably estimable involves significant judgment and assumptions about future events. These assumptions include legal interpretations, regulatory developments, and estimates of potential exposure. Actual outcomes may differ from these estimates, and such differences could materially affect our consolidated financial statements. Changes in assumptions or new developments could significantly increase or decrease earnings.

We evaluate these and other pending or threatened tax and legal matters on a quarterly basis.

Income Taxes

Given the significant judgment, inherent complexity, uncertainty of outcomes, varying internal and external factors, and overall potential to materially impact our financial results, we consider various aspects related to income taxes to be critical accounting estimates.

Uncertain Tax Positions

We apply the “more-likely-than-not” threshold when determining uncertain tax positions. This involves significant uncertainty because it requires management to apply judgment and make assumptions when estimating exposures related to various tax positions. We do not recognize any portion of an uncertain tax position if, in our judgment, the position has less than a 50% likelihood of being sustained. The validity of any tax position is ultimately a matter of tax law; the body of statutory, regulatory, and interpretive guidance on the application of the law is complex and often ambiguous, particularly in certain non-U.S. jurisdictions in which we operate. As such, our judgments may not be upheld, which could materially affect our consolidated financial statements. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be adverse to Lumen and exceed the amount reserved. We evaluate these tax matters on a quarterly basis.

Deferred Taxes

Our provision for income taxes includes amounts for current and deferred tax consequences. Deferred tax assets and liabilities reflect future tax effects of:

•tax credit carryforwards;

•differences between financial statement carrying values of assets and liabilities and tax basis of those assets and liabilities; and

•NOLs and other tax attribute carryforwards.

Deferred taxes are computed using enacted tax rates expected to apply in the year in which the temporary differences are expected to affect taxable income. Changes in tax rates impacting deferred income tax assets and liabilities are recognized in earnings in the period of enactment.

The measurement of deferred taxes requires significant judgment related to the realization of tax basis. We evaluate whether tax positions taken in filed returns are more likely than not to be sustained upon audit. Determining applicable tax rates and timing of reversals involves judgment about future income apportionment among jurisdictions. Changes in our practices or these judgments could materially affect our financial condition and results of operations.

Valuation Allowances

We establish valuation allowances when it is more likely than not that some or all deferred tax assets will not be realized. This assessment considers recent pre-tax earnings, forecasts of future earnings, and the timing and nature of deductions and benefits, all of which involve the exercise of significant judgment. We review valuation allowances quarterly and adjust as needed for changes in tax law, interactions with taxing authorities, developments in case law, or other relevant factors.

As of December 31, 2025, we had a valuation allowance of $328 million, primarily related to state NOLs expected to expire unused. Future changes in earnings forecasts or the nature and estimated timing of future deductions and benefits may require adjustments to valuation allowances, which could materially impact our financial condition or results of operations.

We evaluate tax matters on a quarterly basis; see Note 15 — Income Taxes in Item 8 for additional details.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, we are exposed to market risk primarily from changes in interest rates on our variable-rate long-term debt obligations and from fluctuations in certain foreign currencies.

Interest Rate Risk

Our management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage this risk. From time to time, we have used derivative instruments to convert variable interest rates to fixed rates. We maintain policies and procedures governing risk assessment, approval, reporting, and monitoring of derivative activities. As of December 31, 2025, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of December 31, 2025, we had approximately $5.9 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our unhedged floating rate debt would, among other things, decrease our annual pre-tax earnings by approximately $59 million.

Foreign Currency Risk

We conduct a small portion of our business in currencies other than the U.S. dollar, the currency in which our consolidated financial statements are reported. Prior to the November 1, 2023 divestiture of our EMEA business, certain former European subsidiaries used local currencies as their functional currency. Although we continue to evaluate strategies to mitigate risks related to fluctuations in currency exchange rates, we expect to continue recognizing gains or losses from international transactions. Accordingly, changes in foreign currency rates relative to the U.S. dollar could positively or negatively impact our operating results.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Lumen Technologies, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lumen Technologies, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ (deficit) equity for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Testing of revenue
As discussed in Note 4 to the consolidated financial statements, the Company recorded $12.4 billion of operating revenues for the year ended December 31, 2025. The processing and recording of revenue are reliant upon multiple information technology (IT) systems.

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

Sufficiency of audit evidence over the implementation of enterprise resource planning system
The Company implemented the first phase of a new enterprise resource planning system (the ERP implementation) during the fourth quarter of 2025. The ERP implementation impacted a high volume of transactions, substantially all financial statement account balances, and certain disclosures.

We identified the evaluation of the sufficiency of audit evidence over the ERP implementation as a critical audit matter. Complex auditor judgment and the involvement of information technology (IT) professionals with specialized skills and knowledge were required to evaluate general IT controls and IT application controls of certain IT applications.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over the ERP implementation. We involved IT professionals with specialized skills and knowledge, who assisted in:
•obtaining an understanding of the relevant IT applications
•evaluating the design and testing the operating effectiveness of certain general IT controls, including controls related to program development, change management, and logical access
•evaluating the design and testing the operating effectiveness of certain IT application controls, including inspecting and evaluating configurations and interfaces.
We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of the audit effort.

/s/ KPMG LLP
We have served as the Company’s auditor since 1977.
Denver, Colorado
February 20, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors Lumen Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lumen Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ (deficit) equity, for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Denver, Colorado
February 20, 2026

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$12,402	13,108	14,557
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	6,638	6,703	7,144
Selling, general and administrative	3,199	2,972	3,198
Net loss on sale of businesses	—	17	121
Depreciation and amortization	2,749	2,956	2,985
Goodwill impairment	628	—	10,693
Total operating expenses	13,214	12,648	24,141
OPERATING (LOSS) INCOME	(812)	460	(9,584)
OTHER EXPENSE
Interest expense	(1,284)	(1,372)	(1,158)
Net (loss) gain on early retirement of debt (Note 7)	(740)	348	618
Other income (expense), net	120	334	(113)
Total other expense, net	(1,904)	(690)	(653)
LOSS BEFORE INCOME TAXES	(2,716)	(230)	(10,237)
Income tax (benefit) expense	(977)	(175)	61
NET LOSS	$(1,739)	(55)	(10,298)
BASIC AND DILUTED LOSS PER SHARE OF COMMON STOCK
BASIC	$(1.75)	(0.06)	(10.48)
DILUTED	$(1.75)	(0.06)	(10.48)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING
BASIC	994,548	987,680	983,081
DILUTED	994,548	987,680	983,081
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
NET LOSS	$(1,739)	(55)	(10,298)
OTHER COMPREHENSIVE INCOME:
Items related to employee benefit plans:
Change in net actuarial loss (gain), net of $(38), $(30) and $20 tax	113	97	(59)
Reclassification of net actuarial loss to (loss) gain on the sale of businesses, net of $—, $— and $— tax	—	—	(22)
Change in net prior service cost, net of $2, $4 and $4 tax	(7)	(11)	(11)
Reclassification of realized loss on foreign currency translation to (loss) gain on the sale of businesses, net of $—, $— and $— tax	—	—	382
Foreign currency translation adjustment, net of $—, $— and $(3) tax	16	1	(1)
Other comprehensive income	122	87	289
COMPREHENSIVE (LOSS) INCOME	$(1,617)	32	(10,009)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,003	1,889
Accounts receivable, less allowance of $67 and $59	1,314	1,231
Assets held for sale	4,285	24
Other current assets, net	1,307	1,250
Total current assets	7,909	4,394
Property, plant and equipment, net of accumulated depreciation of $23,744 and $23,121	19,575	20,421
GOODWILL AND OTHER ASSETS
Goodwill	—	1,964
Intangible assets, net	4,463	4,806
Other assets, net	2,395	1,911
Total goodwill and other assets	6,858	8,681
TOTAL ASSETS	$34,342	33,496
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$88	412
Accounts payable	1,508	749
Accrued expenses and other liabilities
Salaries and benefits	854	716
Income and other taxes	279	272
Current operating lease liabilities	266	253
Interest	149	197
Other current liabilities	203	179
Liabilities held for sale	38	—
Current portion of deferred revenue	1,005	861
Total current liabilities	4,390	3,639
LONG-TERM DEBT	17,353	17,494
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	2,270	2,890
Benefit plan obligations, net	2,103	2,205
Deferred revenue	6,406	3,733
Other liabilities	2,937	3,071
Total deferred credits and other liabilities	13,716	11,899
COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock — non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,025,446 and 1,014,768 shares	19,185	19,149
Accumulated other comprehensive loss	(601)	(723)
Accumulated deficit	(19,701)	(17,962)
Total stockholders' (deficit) equity	(1,117)	464
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$34,342	33,496
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(1,739)	(55)	(10,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,749	2,956	2,985
Net loss on sale of businesses	—	17	121
Goodwill impairment	628	—	10,693
Impairment of long-lived assets	109	83	27
Deferred income taxes	(705)	(209)	8
Provision for uncollectible accounts	70	72	100
Net loss (gain) on early retirement and modification of debt	740	(348)	(618)
Debt modification costs and related fees	—	(79)	—
Gain on sale of investment	—	(205)	—
Unrealized loss on investments	—	10	97
Stock-based compensation	48	29	52
Changes in current assets and liabilities:
Accounts receivable	(168)	19	102
Accounts payable	632	(202)	(97)
Accrued income and other taxes	20	(189)	(1,185)
Other current assets and liabilities, net	98	304	(549)
Retirement benefits	30	(181)	(1)
Change in deferred revenue	2,673	1,763	230
Changes in other noncurrent assets and liabilities, net	(525)	655	500
Other, net	78	(107)	(7)
Net cash provided by operating activities	4,738	4,333	2,160
INVESTING ACTIVITIES
Capital expenditures	(4,367)	(3,231)	(3,100)
Proceeds from sale of businesses	—	15	1,746
Proceeds from sale of property, plant and equipment, and other assets	47	366	165
Other, net	15	20	(12)
Net cash used in investing activities	(4,305)	(2,830)	(1,201)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	8,158	1,325	—
Payments of long-term debt	(8,818)	(2,678)	(185)
Net proceeds from (payments on) revolving line of credit	—	(200)	200
Dividends paid	(1)	(3)	(11)
Debt issuance and extinguishment costs and related fees	(645)	(283)	(14)
Other, net	(13)	(12)	(8)
Net cash used in financing activities	(1,319)	(1,851)	(18)
Net (decrease) increase in cash, cash equivalents and restricted cash	(886)	(348)	941
Cash, cash equivalents and restricted cash at beginning of period	1,900	2,248	1,307
Cash, cash equivalents and restricted cash at end of period	$1,014	1,900	2,248

Supplemental cash flow information:
Income taxes (paid) refunded, net	$(18)	242	(1,303)
Interest paid (net of capitalized interest of $154, $176 and $111)	(1,219)	(1,245)	(1,138)
Supplemental non-cash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 7)	$(2,267)	—	—
Issuance of term loans as part of refinancings (Note 7)	$2,267	—	—
Cancellation of senior unsecured notes as part of exchange offers (Note 7)	$—	—	(1,554)
Issuance of senior secured notes as part of exchange offers (Note 7)	—	—	924
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,003	1,889	2,234
Restricted cash included in Other current assets	3	2	4
Restricted cash included in Other, net noncurrent assets	8	9	10
Total	$1,014	1,900	2,248
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,149	1,008	1,002
Issuance of common stock through dividend reinvestment, incentive and benefit plans	—	8	6
Shares withheld to satisfy tax withholdings	(15)	—	—
Stock-based compensation	48	—	—
Conversion to no-par stock value (Note 1)	—	18,133	—
Other	3	—	—
Balance at end of period	19,185	19,149	1,008
ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	—	18,126	18,080
Shares withheld to satisfy tax withholdings	—	(6)	(5)
Stock-based compensation and other, net	—	27	50
Dividends declared	—	—	1
Conversion to no-par stock value (Note 1)	—	(18,133)	—
Other	—	(14)	—
Balance at end of period	—	—	18,126
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(723)	(810)	(1,099)
Other comprehensive income	122	87	289
Balance at end of period	(601)	(723)	(810)
ACCUMULATED DEFICIT
Balance at beginning of period	(17,962)	(17,907)	(7,609)
Net loss	(1,739)	(55)	(10,298)
Balance at end of period	(19,701)	(17,962)	(17,907)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	$(1,117)	464	417
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1 — Background and Summary of Significant Accounting Policies

General

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4 — Revenue Recognition.

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

To simplify the overall presentation of our consolidated financial statements, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows:

•income attributable to noncontrolling interests in other income (expense), net;

•equity attributable to noncontrolling interests in common stock; and

•cash flows attributable to noncontrolling interests in other, net financing activities.

As of December 31, 2025, we no longer have any noncontrolling interests. We reclassified certain prior period amounts to conform to the current period presentation, including the recategorization of our Business revenue by product category and sales channel in our segment reporting for 2024 and 2023. See Note 16 — Segment Information for additional information. These changes had no impact on total operating revenue, total operating expenses, or net loss for any period.

Operating Expenses

Our current definitions of operating expenses are as follows:

Cost of services and products (exclusive of depreciation and amortization): Expenses incurred in providing products and services to our customers. These expenses include:

•employee-related expenses directly attributable to operating and maintaining our network (e.g., salaries, wages, benefits, and professional fees);

•network and facilities expenses (e.g., third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers);

•rents and utilities expenses;

•equipment sales expenses (e.g., modem expenses); and

•other expenses directly related to our operations.

Selling, general and administrative expenses: Corporate overhead and other operating expenses. These expenses include:

•employee-related expenses directly attributable to selling products or services and employee-related expenses for administrative functions (e.g., salaries, wages, internal commissions, benefits and professional fees);

•marketing and advertising;

•property and other operating taxes and fees;

•external commissions;

•legal expenses associated with general matters;

•bad debt expense; and

•other selling, general, and administrative expenses.

These expense classifications may not be comparable to those of other companies.

Summary of Significant Accounting Policies

Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and require management to make estimates and assumptions that affect reported amounts of assets, liabilities, equity, revenue, expenses, and cash flows and related disclosures. These estimates are based on information available at the time, including historical and forward-looking factors, that we believe are reasonable; however, these estimates may differ materially from actual results.

We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 15 — Income Taxes and Note 17 — Commitments, Contingencies and Other Items for additional information.

For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third-party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

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

Assets Held for Sale

Assets and related liabilities are classified as held for sale when:

•management commits to a plan to sell the assets;

•the assets are available for immediate sale;

•an active program to locate a buyer is initiated; and

•the sale is probable within one year.

Assets and related liabilities held for sale are presented separately at the lower of (i) carrying amount or (ii) fair value less costs to sell. If the carrying amount exceeds fair value less cost to sell, a loss is recognized. Depreciation and amortization cease once assets are classified as held for sale. Assets classified as held for sale are remeasured each reporting period to ensure they are stated at the lower of (i) carrying amount or (ii) fair value less costs to sell.

Unless otherwise specified, the amounts and information presented in the notes do not include assets and liabilities that were classified as held for sale. See Note 2 — Divestitures for details on our recently completed divestitures.

Revenue Recognition

We recognize revenue primarily from contracts with customers for communications and related services in accordance with Accounting Standards Codification Topic 606, "Revenue from Contracts with Customers" (“ASC 606”). Revenue is measured based on the consideration we expect to receive and is recognized when control of goods or services transfers to the customer. We also earn revenue from leasing arrangements (e.g., fiber capacity and conduit leases and colocation agreements) and governmental subsidies, which are outside the scope of ASC 606.

Under ASC 606, revenue is recognized using the following five-step model:

•identification of the contract with a customer;

•identification of the performance obligations in the contract;

•determination of the transaction price;

•allocation of the transaction price to the performance obligations in the contract; and

•recognition of revenue when, or as, we satisfy a performance obligation.

Service and Equipment Revenue

We provide a broad range of communications services to business and residential customers — including global, enterprise, wholesale, government, and small and medium business customers. Certain contracts include equipment sales, which are not significant to our operations. We recognize revenue for services when we provide the applicable service or when control of a product is transferred.

For arrangements using third-party vendors, we assess whether we act as a principal or agent to determine whether revenue is reported on a gross or net basis.

Performance Obligations

Customer contracts are evaluated to determine whether the performance obligations are separable. If the performance obligations are deemed separable and separate earnings processes exist, the transaction price is allocated to each performance obligation based on its relative standalone selling price. The revenue associated with each performance obligation is then recognized as when, or as, the performance obligation is satisfied.

Deferred Revenue and Fees

Payments received in advance — such as design, planning, engineering, activation, or installation fees — are deferred unless they represent separate performance obligations. When these payments are not separate obligations, we recognize them over the contract term or estimated useful life, typically one to five years, based on historical experience. Termination fees or other charges negotiated with new contracts are also deferred and recognized over the new contract term.

Billing Practices

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

Contract Costs

We defer (or capitalize) incremental contract acquisition and fulfillment costs and recognize (or amortize) such costs over the average contract life. Our deferred contract costs for our customers have average amortization periods of approximately 47 months for Mass Markets customers and 34 months for Business customers. These deferred costs are periodically monitored to reflect any significant change in assumptions.

Contract Modifications

In certain cases, customers may be permitted to modify their contracts. We evaluate the change in scope or price to identify whether the modification should be treated as a separate contract, as a termination of the existing contract and creation of a new contract, or as a change to the existing contract.

Indefeasible Rights of Use and Leases

We periodically sell transmission capacity on our network through indefeasible rights of use (“IRU”s), which grant the exclusive right to use a specified amount of capacity or fiber for a typical term of 20 years. Cash consideration received on transfers of transmission capacity is recognized as ASC 606 revenue, adjusted for time value of money and recognized ratably over the term. Cash consideration received on transfers of dark fiber is treated as non-ASC 606 lease revenue, which we also recognized ratably over the lease term. We treat contemporaneous exchanges of transmission capacity assets as non-revenue generating activities and therefore do not recognize revenue for these exchanges.

Service Level Commitments

We have service level commitments pursuant to contracts with certain of our customers. To the extent that we determine that such service levels were not achieved or may not have been achieved, we estimate the amount of credits to be issued and record a corresponding reduction to revenue in the period that the service level commitment was not met or may not be met.

See Note 4 — Revenue Recognition for additional information.

Advertising Costs

Costs related to advertising are expensed as incurred and recorded as selling, general and administrative expenses in our consolidated statements of operations. Our advertising expenses were:

	Years Ended December 31,
	2025	2024	2023
Advertising costs	$84	94	87

Legal Costs

In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on finance, regulatory, litigation, and other matters. Subject to certain exceptions, we expense these costs as the related services are received.

Income Taxes

We file a consolidated federal income tax return with our eligible subsidiaries. The provision for income taxes reflects taxes currently payable, tax consequences deferred to future periods and adjustments to our liabilities for uncertain tax positions. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax attributes carryforwards, including NOL carryforwards and tax credit carryforwards, and differences between the financial statement carrying value of assets and liabilities and the tax basis of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. Each quarter we evaluate the need to retain or adjust each valuation allowance on our deferred tax assets. See Note 15 — Income Taxes for additional information.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables, less an allowance for credit losses. We use a loss rate method to estimate our allowance for credit losses. For more information on our methodology for estimating our allowance for credit losses, see Note 6 — Credit Losses on Financial Instruments.

We generally consider our accounts past due if they are outstanding over 30 days. Our past due accounts are written off against our allowance for credit losses and any recoveries are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for credit losses approximates fair value. Accounts receivable balances acquired in a business combination are recorded at fair value for all balances receivable at the acquisition date and at the invoiced amount for those amounts invoiced after the acquisition date.

Property, Plant and Equipment

Purchased and constructed property, plant, and equipment are recorded at cost and assets acquired through business combinations are recorded at their estimated fair value as of the acquisition date. In both instances we include the estimated value of any associated legally or contractually required retirement obligations.

Expenditures for maintenance and repairs are expensed as incurred. Supplies used internally are carried at average cost, except for significant individual items which are carried at actual cost.

Depreciation Methods

•Prior to January 1, 2024: Most assets were depreciated using the straight-line group method. Under this approach, assets with similar characteristics and useful lives were pooled together and depreciated over the group’s average remaining useful life. When assets were sold or retired in the normal course of business, their cost was removed from both the asset and accumulated depreciation accounts, with no gain or loss recognized.

•Effective January 1, 2024: We re-established all of our assets individually, including accumulated depreciation, and transitioned to depreciating all assets individually using the straight-line method over each asset’s estimated useful life. When assets are sold in the normal course of business, a gain or loss is recognized in our consolidated statements of operations.

Leasehold Improvements and Capital Projects

Leasehold improvements are amortized over the shorter of the assets’ useful lives or the expected lease term. During the construction phase of network and other internal-use capital projects, we capitalize related employee and interest costs.

Useful Lives

We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution. Our remaining useful life assessments evaluate the possible loss in service value of assets that may precede the physical retirement. Assets shared among many customers may lose service value as those customers reduce their use of the asset. However, the asset is not retired until all customers no longer utilize the asset and we determine there is no alternative use for the asset.

Impairment Testing

We review long-lived tangible assets for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For assessment purposes, long-lived assets are grouped with other assets and liabilities at the lowest identifiable level for which we generate cash flows independently of other groups of assets and liabilities. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its estimated fair value. Recoverability of the asset group to be held and used is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, we recognize an impairment charge for the amount by which the carrying amount of the asset group exceeds its estimated fair value.

Asset Retirement Obligations

We recognize asset retirement obligations (“ARO”s) for the legally or contractually required removal of certain property, plant, and equipment from leased properties, as well as for the disposal of hazardous materials in owned facilities. When an ARO is identified — typically at the time an asset is acquired — we record the fair value of the obligation as a liability and capitalize a corresponding amount as part of the asset’s cost. Our fair value estimates were determined using the discounted cash flow method. In subsequent periods, we increase the ARO liability for the passage of time (accretion expense) and adjust the liability and related asset for changes in the timing or amount of expected future cash flows. The capitalized amount is then amortized over the asset’s estimated remaining useful life. If a removal obligation is not legally binding, we expense the related removal costs as incurred, rather than capitalizing them.

Goodwill and Intangible Assets

Intangible assets acquired in business combinations — including goodwill, customer relationships, capitalized software, trademarks, and trade names — are recorded at estimated fair value at the acquisition date. Other intangible assets not arising from business combinations are initially recorded at cost.

We are required to reassign goodwill to reporting units whenever reorganizations of our internal reporting structure change the composition of our reporting units. Goodwill is reassigned to the reporting units using a relative fair value approach. As our remaining goodwill was fully impaired or reclassified as held for sale as of December 31, 2025, no further reassignment is required as the goodwill balance has been reduced to zero. When the fair value of a reporting unit is available, we allocate goodwill based on the relative fair value of the reporting units. When fair value is not available, we utilize an alternative allocation methodology that we believe represents a reasonable approximation of the fair value of the operations being reorganized.

Amortization

Intangible assets without legal, regulatory, contractual, or other limiting factors are classified as indefinite-lived and are not amortized. For finite-lived intangible assets, we amortize using the straight-line method over the following estimated lives:

•Customer relationships: 7 - 14 years, depending on customer type

•Capitalized software: 3 - 7 years

•Other intangible assets: 9 - 20 years

Internal Use Software

Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line method over its estimated useful life. We capitalized costs of employees devoted to software development and external direct costs for materials and services. Costs are expensed until the project reaches the development stage. Subsequent additions, modifications, or upgrades are capitalized only if they add new functionality. Software maintenance, data conversion, and training costs are expensed as incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

Impairment Testing

Finite-lived intangible assets are evaluated for impairment when triggering events or changes in circumstances occur. If fair value is less than the carrying amount, we record an impairment charge for the difference.

We test goodwill for impairment annually as of October 31, or more frequently if events suggest a reporting unit’s fair value may fall below its carrying value. If the carrying value of a reporting unit exceeds its fair value of equity, we write-down goodwill. Because reporting units are not separate legal entities with full financial statements, we determine equity carrying value and future cash flows during each impairment assessment we perform on a reporting unit. This involves allocating assets, liabilities, and cash flows to reporting units using reasonable, consistent methodologies. This process requires significant estimates, judgments, and assumptions.

For more information, see Note 3 — Goodwill and Intangible Assets.

Pension and Post-Retirement Benefits

We recognize the funded status of our defined benefit and post-retirement plans as an asset or a liability on our consolidated balance sheets. Each year's actuarial gains or losses are a component of our other comprehensive income (loss), which is then included in our accumulated other comprehensive loss on our consolidated balance sheets. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets, mortality and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 11 — Employee Benefits for additional information.

Foreign Currency

Local currencies of our foreign subsidiaries are the functional currencies for financial reporting purposes except for certain foreign subsidiaries. For operations with functional currencies other than the U.S. dollar, assets and liabilities are translated at period-end exchange rates, while revenue, expenses and cash flows use average monthly rates. Foreign currency translation gains and losses are recorded in accumulated other comprehensive loss in stockholders' (deficit) equity and in our consolidated statements of comprehensive (loss) income.

Before the November 1, 2023 sale of our EMEA business, many of our non-United States subsidiaries used the British pound or Euro as their functional currency, both of which fluctuated significantly against the U.S. dollar during the periods covered in this report when we operated the divested business. Prior to the divestiture, most investments in foreign subsidiaries were considered long-term. We continue to have immaterial operations transacted in foreign currencies. Foreign currency transaction gains and losses, including those not deemed long-term, are reported in other income (expense), net on our consolidated statements of operations.

For additional details on the sale of our EMEA business, see Note 2 — Divestitures.

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

As of December 31, 2025, we had 24 million shares authorized for future issuance under our equity incentive plans.

Preferred Stock

Holders of outstanding Lumen Technologies preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon Lumen's liquidation and vote as a single class with the holders of common stock.

Section 382 Rights Agreement

We maintain a Section 382 Rights Agreement to protect our U.S. federal net operating loss carryforwards ("NOLs") from certain Internal Revenue Code Section 382 limitations. Under the agreement, one preferred stock purchase right was distributed for each share of our outstanding common stock as of the close of business on February 25, 2019, and those rights currently trade in tandem with the common stock until they expire or detach under the agreement. This agreement was designed to deter trading that would result in a change of control (as defined in Internal Revenue Code Section 382), and therefore protect our ability to use our historical federal NOLs in the future. The agreement is scheduled to lapse in late 2026.

Dividends

The declaration and payment of dividends is at the discretion of our Board of Directors. We do not currently pay a dividend on our common stock.

Recently Adopted Accounting Pronouncements

Segments

On January 1, 2024, we adopted Accounting Standards Update ("ASU") 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies quantitative thresholds to determine reportable segments. Refer to Note 16 — Segment Information for more information.

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

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires that public business entities must annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). This ASU became effective for us in the annual period of fiscal 2025. Refer to Note 15 — Income Taxes for more information.

Business Combinations

In August 2023, the FASB issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture). The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. This ASU became effective for us in the first quarter of fiscal 2025. The adoption of this ASU did not have any impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-12 “Codification Improvements.” The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, "Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities." This ASU establishes authoritative guidance on the accounting for government grants received by business entities. The amendments in ASU 2025-10 are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU can be applied using a modified prospective approach, a modified retrospective approach, or a retrospective approach. The Company is currently evaluating ASU 2025-10 to determine the impact it may have on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and should be applied on a prospective basis for all hedging relationships. The Company intends to early adopt ASU 2025-09 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company intends to early adopt ASU 2025-08 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. This ASU is permitted to be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company intends to early adopt ASU 2025-07 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which amends the guidance in ASC 350-40, "Intangibles — Goodwill and Other — Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company intends to early adopt ASU 2025-06 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04 "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”)." This ASU clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company intends to early adopt ASU 2025-04 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03 "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in ASU 2025-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company intends to early adopt ASU 2025-03 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, "Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." This ASU clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. The amendments in ASU 2024-04 are effective for the annual period of fiscal 2026, and early adoption is permitted. This ASU is permitted to be applied on either a prospective or retrospective basis. As of December 31, 2025, we do not hold convertible debt instruments and do not expect this ASU will have any impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." This ASU requires additional footnote disclosure of the details of certain income statement expense line items as well as additional disclosure about selling expenses. The amendments in ASU 2024-03 are effective for the annual period of fiscal 2027, and early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company is currently evaluating ASU 2024-03 and the impact the adoption of this standard will have on our disclosures.

Note 2 — Divestitures

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

The classification of the EMEA business as held for sale was considered an event or change in circumstance which requires an assessment of the goodwill of the disposal group for impairment each reporting period until disposal. We performed a pre-classification and post-classification goodwill impairment test of the disposal group as described further in Note 3 — Goodwill and Intangible Assets. As a result of our impairment tests, we determined the EMEA business disposal group was impaired, resulting in a non-cash, non-tax-deductible goodwill impairment charge of $43 million in the fourth quarter of 2022. We evaluated the recoverability of the carrying value of the assets and liabilities held for sale relative to the agreed upon sales price, adjusted for costs to sell, and recorded an estimated loss on disposal of $660 million during the year ended December 31, 2022 in the consolidated statement of operations and a valuation allowance included in assets held for sale on the consolidated balance sheet as of December 31, 2022. For the year ended December 31, 2023, we recorded a $102 million net loss on disposal associated with the sale of our EMEA business. This loss is reflected as operating expense within the consolidated statements of operations.

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

Mass Markets Fiber-to-the-Home Business

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets Fiber-to-the-Home business in 11 states (the "Territory") to AT&T for $5.75 billion in cash, subject to working capital and other negotiated purchase price adjustments.

The actual amount of our net after-tax proceeds from this divestiture could vary substantially from the amounts we currently estimate, including if there are changes in other assumptions that impact our estimates.

As of December 31, 2025 in the accompanying consolidated balance sheet, the assets and liabilities of the disposal group are classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets are classified as held for sale. We estimate that we would have recorded an additional $104 million of depreciation for the year ended December 31, 2025 if the disposal group did not meet the held for sale criteria.

Under the terms of the purchase agreement related to the sale of the Mass Market Fiber-to-the-Home business in the Territory, Lumen agreed to grant the purchaser an indefeasible right to use (“IRU”) certain Lumen retained fiber assets following the closing of the transaction in order to service the transferred customer contracts. The value of these retained Lumen assets subject to the IRU is excluded from assets held for sale in the table below.

The principal components of the held for sale assets and liabilities of the disposal group as of December 31, 2025 are as follows:

December 31, 2025
(Dollars in millions)
Assets held for sale
Accounts receivable, less allowance of $1	$13
Other current assets, net	30
Property, plant and equipment, net of accumulated depreciation of $773	2,841
Goodwill	1,336
Other assets, net	51
Total assets held for sale	$4,271

Liabilities held for sale
Other current liabilities	$6
Current portion of deferred revenue	32
Total liabilities held for sale	$38

Subsequent Event

On February 2, 2026, we and certain of our affiliates completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T in exchange for pre-tax cash proceeds of approximately $5.75 billion, subject to working capital and other negotiated post-closing adjustments. In connection with the sale, Lumen has entered into a transition services agreement under which it will provide to the purchaser various support services and certain long-term agreements under which Lumen and the purchaser will provide to each other various network and other commercial services.

Treatment of Consolidated Operating Results of Divested Businesses

We do not believe the divestiture of the EMEA business or the recently completed divestiture of the Mass Markets Fiber-to-the-Home business represent a strategic shift for Lumen, and therefore do not qualify as discontinued operations. As a result, we continued to report our operating results for the EMEA business and the Mass Markets Fiber-to-the-Home business in our consolidated operating results through their respective disposal dates of November 1, 2023 and February 2, 2026.

Note 3 — Goodwill and Intangible Assets

Goodwill and Intangible assets, net on our consolidated balance sheets consisted of the following:

	December 31,
	2025	2024
	(Dollars in millions)
Goodwill(1)(2)	$—	1,964
Indefinite-lived intangible assets	$—	9
Other intangible assets subject to amortization:
Customer relationships, less accumulated amortization of $4,945 and $4,504	2,602	3,196
Capitalized software, less accumulated amortization of $3,940 and $4,067(3)	1,803	1,529
Patents and other, less accumulated amortization of $100 and $86(3)	58	72
Total other intangible assets, net	$4,463	4,806
______________________________________________________________________
(1)We recorded cumulative non-cash, non-tax-deductible goodwill impairment charges of $628 million during the year ended December 31, 2025.
(2)As of December 31, 2025, this amount excluded goodwill classified as held for sale of approximately $1.3 billion. See Note 2 — Divestitures.
(3)Certain capitalized software with a gross carrying value of $161 million and $352 million and trade names with a gross carrying value of $211 million and $153 million became fully amortized during 2024 and 2023, respectively, and were retired during the first quarter of 2025 and 2024, respectively.

As of December 31, 2025 and December 31, 2024, the gross carrying amount of goodwill and intangible assets was $13.4 billion and $15.4 billion, respectively, excluding the amounts classified as held for sale.

We are required to assess our goodwill and other indefinite-lived intangible assets for impairment annually, or, under certain circumstances, more frequently, such as when events or changes in circumstances indicate there may be impairment. As of December 31, 2025, we had no indefinite-lived intangible assets and our remaining goodwill was classified as held for sale. As such, we did not perform any annual impairment assessment for the year ended December 31, 2025 and the only impairment testing performed on our goodwill for the year-ended December 31, 2025 was performed on April 30, 2025 due to a triggering event as described below. Our annual impairment assessment date for indefinite-lived intangible assets other than goodwill was historically December 31. We completed our qualitative assessment of our indefinite-lived intangible assets other than goodwill as of December 31, 2024 and 2023 and concluded it is more likely than not that our indefinite-lived intangible assets were not impaired; thus, no impairment charge for these assets was recorded in 2024 or 2023.

Our goodwill was historically derived from numerous acquisitions where the purchase price exceeded the fair value of the net assets acquired. We are required to write down the value of goodwill only when our assessment determines the carrying value of equity of any of our reporting units exceeds its fair value. Our annual impairment assessment date for goodwill was October 31, at which date we assessed our reporting units.

We report our results within two segments: Business and Mass Markets. See Note 16 — Segment Information for more information on these segments and the underlying sales channels. As of April 30, 2025, we had three reporting units for goodwill impairment testing, which were:

•Mass Markets;

•North America Business ("NA Business"); and

•Asia Pacific ("APAC") region.

Prior to the divestiture of the EMEA business in November 2023, the EMEA region was also a reporting unit and was tested for impairment.

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

Goodwill Impairment Analysis

2025 Goodwill Impairment Analysis

During the second quarter of 2025, we determined that the classification of the Mass Markets Fiber-to-the-Home business in the Territory as held for sale as described in Note 2 — Divestitures was considered an event or change in circumstance which required an assessment of our goodwill for impairment as of April 30, 2025. We performed a pre-classification goodwill impairment assessment, as of April 30, 2025, using the market approach to test for impairment prior to the classification of these assets as held for sale and to determine the fair value of our Mass Markets reporting unit for the assignment of goodwill held for sale. Applying this approach, we utilized company comparisons and analyst reports within the telecommunications industry which supported a range of fair values derived from annualized revenue and earnings before interest, tax, depreciation and amortization ("EBITDA") multiples between 1.8x and 3.1x and 5.8x and 8.0x, respectively. We reconciled the estimated fair values of the reporting units to our market capitalization as of April 30, 2025 and concluded that the indicated control premium of approximately 42% was reasonable based on recent market transactions. We concluded no impairment existed at any of our reporting units as of our April 30, 2025 assessment date.

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

Subsequent to this impairment analysis and as of December 31, 2025, our only remaining goodwill was classified as held for sale.

2024 Goodwill Impairment Analysis

As of October 31, 2024, we performed our annual impairment analysis of the goodwill in our Mass Markets reporting unit by using a qualitative assessment to determine whether it was more likely than not that the fair value of the reporting unit was less than its carrying value. Factors considered in the qualitative assessment included, among other things, macroeconomic conditions, industry and market conditions, financial performance of the reporting unit and other relevant entity and reporting unit considerations. We concluded the estimated fair value of our reporting unit was greater than our carrying value of equity as of our testing date. Therefore, we concluded no impairment existed as of our annual assessment date in the fourth quarter of 2024.

2023 Goodwill Impairment Analyses

During 2023, we recorded non-cash and non-tax-deductible goodwill impairment charges totaling $10.7 billion related to certain reporting units. In the second quarter of 2023, we determined circumstances existed indicating it was more likely than not that the carrying value of our reporting units exceeded their fair value, resulting in an impairment charge of $8.8 billion. An additional $1.9 billion was recorded as part of our annual goodwill impairment analysis of our three reporting units performed on October 31, 2023

Given the continued erosion in our market capitalization, both quantitative impairment analyses were performed using the market approach, which relied on company comparisons and analyst reports within the telecommunications industry to develop fair value ranges based on annualized revenue and EBITDA multiples. For each of our assessments, we used revenue and EBITDA multiples below these comparable market multiples. Estimated fair values were reconciled to market capitalization, and any implied control premium was determined to be reasonable based on recent market transactions at that time. Significant judgment was required in developing assumptions, and alternative interpretations could have resulted in different conclusions regarding the size of our impairments.

The following table shows the rollforward of goodwill assigned to our reportable segments.

	Business	Mass Markets	Total
	(Dollars in millions)
As of December 31, 2023(1)	$—	1,964	1,964
As of December 31, 2024(1)	—	1,964	1,964
Impairment	—	(628)	(628)
Reclassified as held for sale(2)	—	(1,336)	(1,336)
As of December 31, 2025(1)	$—	—	—
______________________________________________________________________
(1)Goodwill as of December 31, 2025, December 31, 2024 and December 31, 2023 is net of accumulated impairment losses of $22.3 billion, $21.7 billion, and $21.7 billion, respectively.
(2)Reflects the goodwill, net of accumulated impairment loss, reclassified as held for sale related to our recently completed divestiture. See Note 2 — Divestitures.

For additional information on our segments, see Note 16 — Segment Information.

As of December 31, 2025, the weighted average remaining useful lives of our finite-lived intangible assets were approximately five years in total, approximately five years for customer relationships and four years for capitalized software.

Total amortization expense for finite-lived intangible assets for the years ended December 31, 2025, 2024, and 2023 was $1.0 billion, $1.1 billion, and $1.1 billion, respectively.

We estimate that future total amortization expense for finite-lived intangible assets will be as follows:

(Dollars in millions)
2026	$942
2027	855
2028	785
2029	556
2030	497
2031 and thereafter	828
Total finite-lived intangible assets future amortization expense	$4,463

Note 4 — Revenue Recognition

Product and Service Categories

Business

As of December 31, 2025, we categorize our products and services revenue among the following categories for the Business segment:

•Grow: Includes existing and emerging products and services in which we are significantly investing, including our dark fiber and conduit, Edge Cloud, IP, managed security, software-defined wide area networks, Unified Communications and Collaboration, and wavelengths services;

•Nurture: Includes our more mature offerings, including ethernet, and VPN data networks services;

•Harvest: Includes our legacy services managed for cash flow, including Time Division Multiplexing voice, and private line services; and

•Other: Includes equipment sales, managed and professional service solutions and other services.

Mass Markets

As of December 31, 2025, we categorize our products and services revenue among the following categories for the Mass Markets segment:

•Fiber Broadband: Under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure;

•Other Broadband: Under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other: Under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support programs.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by segment, sales channel and product category. They also provide the amount of revenue that is not subject to ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), but is instead governed by other accounting standards. The amounts in the tables below include revenue for the EMEA business prior to its sale on November 1, 2023:

	Year Ended December 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$1,769	(401)	1,368
Nurture	769	—	769
Harvest	298	—	298
Other	143	—	143
Total Large Enterprise Revenue	2,979	(401)	2,578
Mid-Market Enterprise
Grow	1,040	(26)	1,014

Nurture	603	—	603
Harvest	293	(4)	289
Other	37	—	37
Total Mid-Market Enterprise Revenue	1,973	(30)	1,943
Public Sector
Grow	588	(105)	483
Nurture	324	—	324
Harvest	453	(1)	452
Other	539	—	539
Total Public Sector Revenue	1,904	(106)	1,798
Wholesale
Grow	1,049	(290)	759
Nurture	667	(24)	643
Harvest	993	(137)	856
Other	5	—	5
Total Wholesale Revenue	2,714	(451)	2,263
International and Other
Grow	149	(3)	146
Nurture	138	—	138
Harvest	27	—	27
Other	11	—	11
Total International and Other	325	(3)	322
Business Segment by Product Category
Grow	4,595	(825)	3,770
Nurture	2,501	(24)	2,477
Harvest	2,064	(142)	1,922
Other	735	—	735
Total Business Segment Revenue	9,895	(991)	8,904
Mass Markets Segment by Product Category
Fiber Broadband	883	(13)	870
Other Broadband	950	(90)	860
Voice and Other	674	23	697
Total Mass Markets Revenue	2,507	(80)	2,427
Total Revenue	$12,402	(1,071)	11,331
Timing of revenue
Goods and services transferred at a point in time			$137
Services performed over time			11,194
Total revenue from contracts with customers			$11,331

	Year Ended December 31, 2024
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$1,544	(256)	1,288
Nurture	927	—	927
Harvest	383	—	383
Other	185	(1)	184

Total Large Enterprise Revenue	3,039	(257)	2,782
Mid-Market Enterprise
Grow	1,031	(25)	1,006
Nurture	775	—	775
Harvest	366	(4)	362
Other	40	(5)	35
Total Mid-Market Enterprise Revenue	2,212	(34)	2,178
Public Sector
Grow	600	(85)	515
Nurture	357	—	357
Harvest	390	(4)	386
Other	509	—	509
Total Public Sector Revenue	1,856	(89)	1,767
Wholesale
Grow	1,047	(287)	760
Nurture	738	(19)	719
Harvest	1,093	(140)	953
Other	8	—	8
Total Wholesale Revenue	2,886	(446)	2,440
International and Other
Grow	154	(4)	150
Nurture	162	—	162
Harvest	43	—	43
Other	14	—	14
Total International and Other	373	(4)	369
Business Segment by Product Category
Grow	4,376	(657)	3,719
Nurture	2,959	(19)	2,940
Harvest	2,275	(148)	2,127
Other	756	(6)	750
Total Business Segment Revenue	10,366	(830)	9,536
Mass Markets Segment by Product Category
Fiber Broadband	735	(13)	722
Other Broadband	1,168	(105)	1,063
Voice and Other	839	(31)	808
Total Mass Markets Revenue	2,742	(149)	2,593
Total Revenue	$13,108	(979)	12,129
Timing of revenue
Goods and services transferred at a point in time			$136
Services performed over time			11,993
Total revenue from contracts with customers			$12,129

	Year Ended December 31, 2023
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Business Segment by Sales Channel and Product Category
Large Enterprise
Grow	$1,494	(179)	1,315

Nurture	1,034	—	1,034
Harvest	462	—	462
Other	181	(5)	176
Total Large Enterprise Revenue	3,171	(184)	2,987
Mid-Market Enterprise
Grow	1,021	(28)	993
Nurture	968	—	968
Harvest	448	(4)	444
Other	53	(4)	49
Total Mid-Market Enterprise Revenue	2,490	(36)	2,454
Public Sector
Grow	473	(81)	392
Nurture	393	—	393
Harvest	383	(1)	382
Other	542	—	542
Total Public Sector Revenue	1,791	(82)	1,709
Wholesale
Grow	1,050	(251)	799
Nurture	826	(25)	801
Harvest	1,264	(165)	1,099
Other	12	—	12
Total Wholesale Revenue	3,152	(441)	2,711
International and Other
Grow	453	(115)	338
Nurture	266	—	266
Harvest	126	—	126
Other	137	—	137
Total International and Other	982	(115)	867
Business Segment by Product Category
Grow	4,491	(654)	3,837
Nurture	3,487	(25)	3,462
Harvest	2,683	(170)	2,513
Other	925	(9)	916
Total Business Segment Revenue	11,586	(858)	10,728
Mass Markets Segment by Product Category
Fiber Broadband	637	(16)	621
Other Broadband	1,394	(126)	1,268
Voice and Other	940	(36)	904
Total Mass Markets Revenue	2,971	(178)	2,793
Total Revenue	$14,557	(1,036)	13,521
Timing of revenue
Goods and services transferred at a point in time			$178
Services performed over time			13,343
Total revenue from contracts with customers			$13,521
______________________________________________________________________
(1)Includes regulatory revenue and lease revenue not within the scope of ASC 606.

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets and contract liabilities, net of amounts classified as held for sale:

	December 31,
	2025	2024
	(Dollars in millions)
Customer receivables, less allowance of $57 and $50(1)	$1,316	1,193
Contract assets	33	19
Contract liabilities(2)	647	733
______________________________________________________________________
(1)    As of December 31, 2025, this amount excluded $13 million of customer receivables, net associated with the disposal group classified as held for sale.
(2)     As of December 31, 2025, this amount excluded $32 million of contract liabilities associated with the disposal group classified as held for sale.

Contract liabilities are consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation, and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service. Contract liabilities are included within Deferred revenue on our consolidated balance sheets. During the years ended December 31, 2025 and December 31, 2024, we recognized $478 million and $443 million, respectively, of revenue that was included in contract liabilities of $733 million and $698 million as of January 1, 2025 and 2024, respectively, including contract liabilities that were classified as held for sale.

Performance Obligations

As of December 31, 2025, we expect to recognize approximately $6.0 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of December 31, 2025, the transaction price related to unsatisfied performance obligation that are expected to be recognized in 2026, 2027, and thereafter was $2.8 billion, $1.6 billion and $1.6 billion, respectively.

These amounts exclude:

•the value of unsatisfied performance obligations for contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed);

•contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606; and

• the value of unsatisfied performance obligations for contracts which relate to the disposal group classified as held for sale.

Contract Costs

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance	$203	222	182	184
Costs incurred	143	225	151	176
Amortization	(126)	(162)	(130)	(138)
Change in contract costs held for sale	(24)	(21)	—	—
End of period balance(1)	$196	264	203	222
______________________________________________________________________
(1)    The ending balance for the year ended December 31, 2025 excluded $24 million and $21 million of acquisition costs and fulfillment costs, respectively, associated with the disposal group classified as held for sale.

Acquisition costs include commission fees paid to employees as a result of obtaining contracts. Fulfillment costs include third-party and internal costs associated with the provision, installation and activation of services to customers, including labor and materials consumed for these activities.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 47 months for Mass Markets customers and 34 months for Business customers. We include amortized fulfillment costs in Cost of services and products and amortized acquisition costs in Selling, general and administrative in our consolidated statements of operations. We include the amount of these deferred costs that are anticipated to be amortized in the next 12 months in Other current assets, net and the deferred costs expected to be amortized beyond the next 12 months in Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

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

For both the years ended December 31, 2025 and 2024, Lumen recorded non-customer revenue of $67 million and $83 million, respectively, under government assistance programs, of which 28% and 18%, respectively, was associated with state universal service fund support programs.

The federal government has introduced several programs expand broadband access, including the Rural Digital Opportunity Fund (“RDOF”) program, an FCC initiative that provides federal financial support to fund broadband deployment in rural America. We were awarded RDOF funding in several of the states in which we operate and received payments for a period starting in 2022. We received approximately $17 million in annual RDOF Phase I support payments for the year ended December 31, 2023. In the third quarter of 2024, we relinquished rights to develop certain RDOF census blocks in four states, which resulted in a reduction of the anticipated RDOF Phase I support payments to approximately $16 million for the year ending December 31, 2024. In the second quarter of 2025, we voluntarily relinquished the remainder of our RDOF awards. As a result, we will no longer receive funding through the RDOF program and recognized a reduction to revenue of $46 million in our consolidated statements of operations in the second quarter of 2025. We also incurred fees of $49 million in connection therewith, which are reflected in our operating expenses within our consolidated statements of operations. In January 2026, we paid the $95 million of revenue and fees summarized above, along with an additional $4 million relating to our 2024 relinquishment as repayment of funds previously received and remittance of the fees incurred.

Lumen participates in two state sponsored programs for broadband deployment in unserved and underserved areas for which the states have state universal service funds sourced from fees levied on telecommunications providers and passed on to consumers. During the years ending December 31, 2025 and 2024, Lumen participated in these types of programs in the states of Nebraska and New Mexico.

Note 5 — Leases

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

Lessee

Lease expense consisted of the following:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating and short-term lease cost	$415	446	459
Finance lease cost:
Amortization of right-of-use assets	26	25	32
Interest on lease liability	10	11	12
Total finance lease cost	36	36	44
Total lease cost	$451	482	503

Supplemental consolidated balance sheet information and other information related to leases is included below:

		December 31,
Leases (Dollars in millions)	Balance Sheet Classification	2025	2024
Assets
Operating lease assets	Other assets, net	$1,291	1,119
Finance lease assets	Property, plant and equipment, net of accumulated depreciation	216	236
Total leased assets		$1,507	1,355

Liabilities
Current
Operating	Current operating lease liabilities	$266	253
Finance	Current maturities of long-term debt	19	17
Noncurrent
Operating	Other liabilities	1,113	959
Finance	Long-term debt	183	198
Total lease liabilities		$1,581	1,427

Weighted-average remaining lease term (years)
Operating leases		7.4	7.7
Finance leases		9.6	11.4
Weighted-average discount rate
Operating leases		8.74%	8.90%
Finance leases		4.45%	4.40%

Supplemental consolidated cash flow statement information related to leases is included below:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$412	427
Operating cash flows for finance leases	10	11
Financing cash flows for finance leases	18	17
Supplemental lease cash flow disclosures:
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$406	191
Right-of-use assets obtained in exchange for new finance lease liabilities	6	2

As of December 31, 2025, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
	(Dollars in millions)
2026	$366	28
2027	298	29
2028	254	28
2029	214	26
2030	137	27
Thereafter	648	117
Total lease payments	1,917	255
Less: interest	(538)	(53)
Total	1,379	202
Less: current portion	(266)	(19)
Long-term portion	$1,113	183

As of December 31, 2025, we had no material operating or finance leases that had not yet commenced.

Lessor

We lease various dark fiber and conduit, office facilities, colocation facilities, switching facilities, other network sites, and service equipment to third parties under operating leases. Lease and sublease revenue are included in operating revenue in the consolidated statements of operations. See "Revenue Recognition" in Note 1 — Background and Summary of Significant Accounting Policies.

For the years ended December 31, 2025, 2024, and 2023, our gross operating lease revenue was $1.1 billion, $1.0 billion and $1.0 billion, respectively, which represents 9%, 7%, and 7% of our operating revenue for the years ended December 31, 2025, 2024, and 2023.

Included in our operating lease revenue is sublease revenue of $23 million, $25 million, and $25 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 6 — Credit Losses on Financial Instruments

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

The following table presents the activity of our allowance for credit losses by accounts receivable portfolio:

	Business	Mass Markets	Total
	(Dollars in millions)
Balance as of December 31, 2022(1)	$57	28	85
Provision for expected losses	35	65	100
Write-offs charged against the allowance	(62)	(65)	(127)
Recoveries collected	6	3	9
Balance as of December 31, 2023	36	31	67
Provision for expected losses	26	46	72
Write-offs charged against the allowance	(32)	(58)	(90)
Recoveries collected	6	4	10
Balance as of December 31, 2024	36	23	59
Provision for expected losses	32	38	70
Write-offs charged against the allowance	(37)	(31)	(68)
Recoveries collected	4	3	7
Change in allowance in assets held for sale(2)	—	(1)	(1)
Balance as of December 31, 2025	$35	32	67
______________________________________________________________________
(1)Includes $5 million allowance for credit losses classified as held for sale as of December 31, 2022 related to the divestiture of the EMEA business in 2023. See Note 2 — Divestitures.
(2)Represents changes in amounts classified as held for sale associated with the disposal group related to the recently completed divestiture of the Mass Markets Fiber-to-the-Home business in the Territory. See Note 2 — Divestitures.

Note 7 — Long-Term Debt and Credit Facilities

As of December 31, 2025, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3 Financing"), including its parent guarantor Level 3 Parent, LLC ("Level 3 Parent"), and certain subsidiary guarantors;

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

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

			December 31,
	Interest Rates(1)	Maturities(1)	2025	2024
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	SOFR + 6.00%	2028	$338	357
Term Loan B-1(4)	SOFR + 2.35%	2029	1,590	1,606
Term Loan B-2(4)	SOFR + 2.35%	2030	1,590	1,606
Term Loan B(5)	N/A	N/A	—	56
Superpriority notes	4.125% - 10.000%	2029 - 2032	1,247	1,247
Subsidiaries:
Level 3 Financing, Inc.
Term Loan B-1(6)	N/A	N/A	—	1,199
Term Loan B-2(6)	N/A	N/A	—	1,199
Term Loan B-4(7)	SOFR + 3.25%	2032	2,400	—
Former Facility Tranche B Term Loan(8)	N/A	N/A	—	12
First Lien notes	6.875% - 7.000%	2033 - 2034	4,425	3,846
Second Lien notes	3.875% - 4.875%	2029 - 2031	660	2,579
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,296	1,428
Subsidiaries:
Level 3 Financing, Inc.
Senior notes	3.625% - 8.500%	2028 - 2036	2,144	964
Qwest Corporation
Senior notes	6.500% - 7.750%	2030 - 2057	1,736	1,973
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	169	192
Finance lease and other obligations	Various	Various	220	254
Unamortized discounts, net			(223)	(395)
Unamortized debt issuance costs			(151)	(217)
Total long-term debt			17,441	17,906
Less current maturities			(88)	(412)
Long-term debt, excluding current maturities			$17,353	17,494
_______________________________________________________________________________
N/A - Not applicable
(1)As of December 31, 2025. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” was either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Lumen's Term Loan A had an interest rate of 9.916% and 10.573% as of December 31, 2025 and December 31, 2024, respectively.
(4)Lumen's Term Loan B-1 and B-2 each had an interest rate of 6.380% and 7.037% as of December 31, 2025 and December 31, 2024, respectively.
(5)Lumen's Term Loan B had an interest rate composition of SOFR + 2.25%, which was 6.937% as of December 31, 2024.

(6)Level 3 Financing's Term Loan B-1 and B-2 each had an interest rate composition of SOFR + 6.56%, which was 11.133% as of December 31, 2024. As described below, this indebtedness was refinanced during the first quarter of 2025.
(7)Level 3 Financing's Term Loan B-4 has an interest rate composition of SOFR + 3.25%, which was 7.166% as of December 31, 2025.
(8)Level 3 Financing's Former Facility Tranche B 2027 Term Loan had an interest rate composition of SOFR + 1.75%., which was 6.437% as of December 31, 2024.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of December 31, 2025 (excluding unamortized discounts, net, and unamortized debt issuance costs) maturing during the following years:

(Dollars in millions)
2026	$88
2027	72
2028	716
2029	3,761
2030	2,155
2031 and thereafter	11,023
Total long-term debt	$17,815

2025 Debt Transactions

During 2025, we have completed various debt refinancing, term loan repricing, and further debt reduction transactions described below, which resulted in a $740 million net loss on early retirement of debt, recognized in our Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2025. Additionally, certain of these transactions resulted in early call premiums which were funded by proceeds from our debt issuances and are reflected as Debt issuance and extinguishment costs and related fees within our financing activities in our consolidated statements of cash flow.

Second Lien Notes Refinancing — Fourth Quarter 2025

On December 23, 2025, Level 3 Financing issued $1.25 billion of 8.500% Senior Notes due 2036. On such date, Level 3 Financing used the net proceeds from the offering, together with cash on hand for the 2025 Early Settlement Cash Tender Offers (as defined herein) noted below.

Cash Tender Offers — Fourth Quarter 2025

Pursuant to cash tender offers that commenced on December 8, 2025 (the "2025 Early Settlement Cash Tender Offers"), in December 2025 we reduced the aggregate principal amount of our consolidated indebtedness by $1.6 billion as described in the table below. The Company determined that the Second Lien Notes Refinancing constituted a debt extinguishment and recorded a loss of $74 million in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2025.

The following table sets forth the aggregate principal amount of each series of second lien notes of Level 3 Financing retired in exchange for cash in December 2025 in connection with the 2025 Early Settlement Cash Tender Offers:

Debt	Aggregate Principal Amount (in millions)
Level 3 Financing, Inc.
3.875% Second Lien Notes due 2030	$434
4.500% Second Lien Notes due 2030	703
4.000% Second Lien Notes due 2031	432
Total	$1,569

Term Loan Repayments — Fourth Quarter 2025

During the fourth quarter of 2025, we and Level 3 Financing, Inc. repaid all $68 million of the outstanding Term Loan B and Former Facility Tranche B Term Loan due 2027.

Second Credit Facilities Refinancing — Third Quarter 2025

On September 29, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-3 facilities under its Existing Credit Agreement (as defined below) and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (collectively, the "Second Credit Facilities Transactions") and the Existing Level 3 Credit Agreement as amended in connection with the Second Credit Facilities Transactions, the ("Level 3 Credit Agreement"). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Second Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-4 facility.

The Company determined that the Second Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $56 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2025.

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

The Company determined that these refinancings constituted debt extinguishments and recorded a loss of $344 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statements of operations for the year ended December 31, 2025.

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

The Company determined this refinancing constituted a debt extinguishment and recorded a loss of $236 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statements of operations for the year ended December 31, 2025.

First Credit Facilities Refinancing — First Quarter 2025

On March 27, 2025, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under its Credit Agreement dated March 22, 2024 (the "Original Level 3 Credit Agreement") by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Original Level 3 Credit Agreement (collectively, the "First Credit Facilities Transactions"; the Original Credit Agreement as amended in connection with the First Credit Facilities Transactions, the "Existing Level 3 Credit Agreement"). This amendment revised the Original Level 3 Credit Agreement to, among other things, (i) reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing and (ii) extend the maturity of Level 3 Financing's term loan facility to 2032. Immediately following the First Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-3 facility.

The Company determined that the First Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $35 million, which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statements of operations for the year ended December 31, 2025.

Cash Redemption — Third Quarter 2025

On September 30, 2025, Level 3 Financing fully redeemed $350 million in aggregate principal amount of its 10.000% Second Lien notes due 2032 in exchange for cash. Transaction fees related to this redemption were not significant.

Cash Redemptions — First Quarter 2025

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

2024 Debt Transactions

Cash Tender Offers

Pursuant to cash tender offers that commenced on November 12, 2024 (the "Cash Tender Offers"), in November 2024 we reduced the aggregate principal amount of our consolidated indebtedness by $393 million. In conjunction with the Cash Tender Offers, we recorded a gain of $33 million including an offset of immaterial third-party fees in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2024.

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

Exchange Offers

Pursuant to exchange offers that commenced on September 3, 2024 (the "Exchange Offers"), on September 24, 2024:

•Lumen Technologies issued $438 million aggregate principal amount of its newly-issued 10.000% Secured Notes due 2032 (the "New Lumen Notes") and paid approximately $14 million cash (excluding accrued and unpaid interest payable with respect to the exchange) in exchange for approximately $491 million aggregate principal amount of four series of its outstanding senior unsecured notes, maturing between 2026 and 2029 (which were concurrently cancelled), and

•Level 3 Financing issued $350 million aggregate principal amount of its newly-issued 10.000% Second Lien Notes due 2032 in exchange for $357 million aggregate principal amount of two series of its outstanding senior unsecured notes maturing in 2027 (which were concurrently cancelled).

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
______________________________________________________________________
(1)Except for Lumen's Term Loan A and $1.375 billion of Level 3 Financing's 11.000% First Lien Notes due 2029, all of the debt listed in this table was issued in the first quarter of 2024 in exchange for previously-issued debt of Lumen or Level 3 Financing in connection with the TSA Transactions.
(2)Reflects approximately $66 million of term loan installment payments and paydowns made between the TSA Effective Date and December 31, 2024.

In evaluating the terms of the TSA Transactions, we determined that for certain of our creditors the new debt instruments were substantially different than pre-existing debt and therefore constituted a non-cash extinguishment of old debt for Lumen Technologies and Level 3 Financing of $744 million and $2.6 billion, respectively, and the establishment of new debt for which we recorded a $275 million gain on extinguishment in the first quarter of 2024. This new debt was recorded at fair value generating a reduction to debt of $492 million which was included in our aggregate Net (loss) gain on early retirement of debt of $348 million, recognized in Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2024. The remaining creditors’ newly-issued debt was not substantially different under the terms of the TSA Transactions and was treated under modification accounting rules. In conjunction with the TSA Transactions, we paid $209 million in lender fees and $174 million in additional third-party costs. Of these amounts, we offset $157 million of lender fees against the gain on extinguishment and recorded $112 million in third-party costs to Selling, general and administrative expense in our consolidated statement of operations for the year ended December 31, 2024. In accordance with GAAP provisions for modification and extinguishment accounting, $52 million in lender fees and $62 million in third-party costs, respectively, were capitalized and will be amortized over the terms of the newly-issued indebtedness.

Repurchases of Debt Instruments

During 2024, we repurchased various debt instruments on the open market. These repurchases resulted in an aggregate net gain of $40 million which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the year ended December 31, 2024. The following table sets forth the aggregate principal amount of each series of notes and term loans repurchased during the year ended December 31, 2024:

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

2023 Credit Facility Borrowings and Repayments

During 2023, Lumen borrowed $925 million from, and made repayments of $725 million to, the Former Lumen Facilities.

Interest Expense

Interest expense includes interest on total long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Interest expense:
Gross interest expense	$1,438	1,548	1,269
Capitalized interest	(154)	(176)	(111)
Total interest expense	$1,284	1,372	1,158

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

As of December 31, 2025, no borrowings were outstanding under Lumen’s (i) Series A Revolving Credit Facility, with commitments of approximately $489 million, or (ii) Series B Revolving Credit Facility, with commitments of approximately $465 million.

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

Lumen Former Facilities

In connection with entering into the RCF/TLA Credit Agreement, all revolving commitments under Lumen’s amended and restated credit agreement dated January 31, 2020 (the “Former Parent Facilities”) were terminated and all of the debt issued thereunder was repaid as of December 31, 2025.

Level 3 Credit Agreements

Credit Agreement dated March 22, 2024

On the TSA Effective Date, Level 3 Financing, as borrower, Level 3 Parent, LLC. the lenders party thereto and WTNA, as administrative agent and collateral agent, entered into the Original Level 3 Credit Agreement, providing for:

•a secured term B-1 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2029; and

•a secured term B-2 loan facility in the principal amount of approximately $1.2 billion maturing April 15, 2030.

Pursuant to the First Credit Facilities Transactions, Level 3 Financing refinanced all of the outstanding secured Term Loan B-1 facilities and secured Term Loan B-2 facilities under the Original Level 3 Credit Agreement under its new secured Term Loan B-3 facility. Pursuant to the Second Credit Facilities Transactions, Level 3 Financing refinanced all of the outstanding secured Term Loan B-3 facilities under the Existing Level 3 Credit Agreement under its new secured Term Loan B-4 facility.

As of December 31, 2025, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-4 outstanding under the term loan facility established by the Level 3 Credit Agreement.

Borrowings under the Term Loan B-4 facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the Term Loan B-4 will be 3.25%. The Term Loan B-4 is subject to a SOFR floor of 0.00%.

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

Level 3 Former Facility

In connection with entering into the Original Level 3 Credit Agreement, all of the indebtedness issued under Level 3 Financing’s amended and restated credit agreement dated as of November 29, 2019 (the “Former Level 3 Facility”) was repaid as of December 31, 2025.

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness related to the senior notes of Lumen and its subsidiaries as of December 31, 2025 included:

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

As of December 31, 2025, we had $234 million of undrawn letters of credit outstanding, (i) $232 million of which were issued under the Lumen Revolving Credit Facilities and (ii) $2 million of which were issued under a separate facility maintained by Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

Certain Guarantees and Security Interests

Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement are unsecured, but certain of Lumen’s subsidiaries have provided an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees are secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, Level 3 Financing and certain of Level 3 Financing’s subsidiaries have provided an unconditional guarantee of payment of Lumen’s obligations under each of its Series A Revolving Credit Facility of up to $150 million and its Series B Revolving Credit Facility of up to $150 million, in each case secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries have provided an unsecured guarantee of collection of Lumen’s obligations under the Revolving Credit Facilities and Lumen TLA (such entities, the “Qwest Guarantors”).

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

Lumen’s superpriority secured senior notes are guaranteed by the Lumen Guarantors and the Qwest Guarantors on the same basis as those entities guarantee Lumen’s obligations under its Superpriority Revolving/Term Loan A Credit Agreement (subject, in certain cases, to receipt of necessary regulatory approvals). Level 3 Financing’s obligations under its first priority lien notes are secured by a first lien on substantially all of its assets (subject, in certain cases, to receipt of necessary regulatory approvals), and are guaranteed by the other Level 3 Collateral Guarantors (or, for certain such guarantors, for certain notes, will be guaranteed upon the receipt of required regulatory approvals) on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement. Level 3 Financing’s obligations under its second lien notes are secured by a second lien on substantially all of its assets, and are guaranteed by the other Level 3 Collateral Guarantors on the same basis as the guarantees provided by such entities under the Level 3 Credit Agreement, except the lien securing such guarantees is a second lien.

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

Covenants

Lumen

Under its Superpriority Revolving/Term Loan A Credit Agreement, Lumen may not permit:

•its maximum total net leverage ratio to exceed 5.50 to 1.00 with respect to each fiscal quarter ending after December 31, 2024 and further stepping down to 5.25 to 1.00 with respect to each fiscal quarter ending after December 31, 2025; or

•its interest coverage ratio as of the last day of any test period to be less than 2.00 to 1.00.

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

Level 3 Financing

The Level 3 Credit Agreement and Level 3 Financing's first and second lien secured notes and unsecured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

Qwest Corporation and Qwest Capital Funding, Inc.

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

Compliance

As of December 31, 2025, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of December 31, 2025, certain of its key subsidiaries have guaranteed on either a secured or unsecured basis (i) Lumen's debt outstanding under its superpriority credit agreements, its superpriority senior secured notes and unsecured senior notes issued by certain other subsidiaries and its $225 million letter of credit facility and (ii) the outstanding term loans, senior secured notes and senior unsecured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

Subsequent Events

Senior Secured Notes

On January 9, 2026, Level 3 Financing, Inc. issued an additional $650 million aggregate principal amount of its 8.500% Senior Notes due 2036. Level 3 Financing used the net proceeds from this offering, to fund the repurchase of its outstanding Second Lien Notes.

The following table sets forth the aggregate principal amount of each series of Second Lien Notes repurchased as part of this transaction:

Debt	Principal Amount Repurchased (in millions)
Level 3 Financing, Inc.
4.875% Second Lien Notes due 2029	$595
4.500% Second Lien Notes due 2030	8
3.875% Second Lien Notes due 2030	4
Total	$607

Repurchases of Debt Instruments

On February 2, 2026 we applied approximately $4.8 billion of the proceeds from the Mass Markets Fiber-to-the-Home divestiture and cash on hand to fund the repurchase of the following:

Debt	Principal Amount Repurchased (in millions)
Lumen Technologies, Inc.
4.125% Senior Secured Notes due 2029	$331
4.125% Senior Secured Notes due 2030	477
10.000% Secured Notes due 2032	439
Term Loan A	338
Term Loan B-1	1,590
Term Loan B-2	1,590
Total	$4,765

Note 8 — Accounts Receivable

The following table presents details of our accounts receivable balances:

	December 31,
	2025(1)	2024
	(Dollars in millions)
Trade and purchased receivables	$1,306	1,181
Earned and unbilled receivables	32	63
Other	43	46
Total accounts receivable	1,381	1,290
Less: allowance for credit losses	(67)	(59)
Accounts receivable, less allowance	$1,314	1,231
_______________________________________________________________________________
(1)These values exclude assets classified as held for sale as of December 31, 2025.

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

Note 9 — Property, Plant and Equipment

Net property, plant and equipment is composed of the following:

	Depreciable Lives	December 31,
		2025(5)	2024
		(Dollars in millions)
Land	N/A	$629	630
Fiber, conduit and other outside plant (1)	15-45 years	16,760	17,348
Central office and other network electronics(2)	3-10 years	16,449	16,616
Support assets(3)	3-30 years	7,014	6,804
Construction in progress(4)	N/A	2,467	2,144
Gross property, plant and equipment		43,319	43,542
Accumulated depreciation		(23,744)	(23,121)
Net property, plant and equipment		$19,575	20,421
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
(5)These values exclude assets classified as held for sale as of December 31, 2025.

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

As of December 31, 2025, we classified certain property, plant and equipment, net as held for sale and discontinued recording depreciation on the disposal group. See Note 2 — Divestitures.

We recorded depreciation expense of $1.7 billion, $1.9 billion and $1.9 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

Asset Retirement Obligations

As of December 31, 2025 and 2024, our asset retirement obligations consisted primarily of estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Balance at beginning of period	$157	157
Accretion expense	10	12
Liabilities settled	(13)	(12)
Change in estimate	(7)	—
Balance at end of period	$147	157

The changes in estimate referred to in the table above were offset against gross property, plant and equipment.

Note 10 — Severance

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

We report severance liabilities within accrued expenses and other liabilities - salaries and benefits in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses in our consolidated statements of operations. As described in Note 16 — Segment Information, we do not allocate these severance expenses to our segments.

Changes in our accrued liabilities for severance expenses were as follows:

	Years Ended December 31,
	2025	2024
	(Dollars in millions)
Balance at beginning of period	$12	18
Accrued to expense	64	130
Payments, net	(42)	(136)
Balance at end of period	$34	12

Note 11 — Employee Benefits

Pension, Post-Retirement, and Other Post-Employment Benefits

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

Pension Benefits

United States funding laws require a company with a pension shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for our Combined Pension Plan is to make contributions with the objective of accumulating ample assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of the Combined Pension Plan was $559 million and $615 million as of December 31, 2025 and 2024, respectively.

We made no voluntary cash contributions to the trust for the Combined Pension Plan in 2025. In 2024, we made a voluntary cash contribution of $170 million to the trust for the Combined Pension Plan. We paid $4 million of benefits directly to participants of our non-qualified pension plans in both 2025 and 2024.

Benefits paid by the Combined Pension Plan are paid through a trust that holds all the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2026 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits and changes in funding laws and regulations. Based on current laws and circumstances, we do not believe we are required to make any contributions to the Combined Pension Plan in 2026. We estimate that in 2026 we will pay approximately $4 million of benefits directly to participants of our non-qualified pension plans.

We recognize in our consolidated balance sheets the funded status of the legacy Level 3 Parent, LLC qualified defined benefit post-retirement plan. This plan was fully funded as of December 31, 2025 and 2024. Additionally, as previously mentioned, we sponsor unfunded non-qualified pension plans for certain current and former highly-compensated employees. The net unfunded status of our non-qualified pension plans was $29 million and $30 million for the years ended December 31, 2025 and 2024, respectively. Due to the insignificant impact of these pension plans on our consolidated financial statements, we have predominantly excluded them from the remaining employee benefit disclosures in this Note, unless otherwise specifically stated.

Post-Retirement Benefits

Our post-retirement benefit plans provide post-retirement benefits to qualified retirees and allow certain participants to receive benefits at no or reduced cost and other participants to receive benefits on a shared cost basis. The post-retirement benefits not paid by the trusts are funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. The accounting unfunded status of our qualified post-retirement benefit plan was $1.7 billion as of both December 31, 2025 and 2024.

Assets in the post-retirement trusts were substantially depleted as of December 31, 2016; as of December 31, 2019 the Company ceased to pay certain post-retirement benefits through the trusts. No contributions were made to the post-retirement trusts in 2025, nor 2024. Benefits are paid directly by us with available cash. In 2025, we paid $172 million of post-retirement benefits, net of participant contributions and direct subsidies. In 2026, we currently expect to pay directly $181 million of post-retirement benefits, net of participant contributions and direct subsidies.

We anticipate our expected health care cost trend to range from 6.70% to 8.20% in 2026 and grading to 4.50% by 2032. Our post-retirement benefit cost, for certain eligible legacy Qwest retirees and certain eligible legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

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

	Combined Pension Plan	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2026	$568	183	(2)
2027	475	179	(2)
2028	451	174	(2)
2029	434	170	(2)
2030	416	163	(1)
2031 - 2035	1,825	676	(5)

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

	Combined Pension Plan			Post-Retirement Benefit Plans
	2025	2024	2023	2025	2024	2023
Actuarial assumptions at beginning of year:
Discount rate	5.32% - 5.84%	5.16% - 5.35%	5.45% - 5.69%	5.28% - 5.88%	5.17% - 5.42%	5.43% - 5.75%
Rate of compensation increase	3.25%	3.25%	3.25%	N/A	N/A	N/A
Expected long-term rate of return on plan assets(1)	6.50%	6.50%	6.50%	3.50%	3.00%	3.00%
Initial health care cost trend rate	N/A	N/A	N/A	7.90% / 6.20%	7.50% / 5.40%	7.20% / 5.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	N/A	2031	2031	2030
_______________________________________________________________________________
N/A - Not applicable
(1)Rates are presented net of projected fees and administrative costs.

Net periodic benefit expense for our Combined Pension Plan includes the following components:

	Pension Plans Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Service cost	$22	24	25
Interest cost	240	251	270
Expected return on plan assets	(254)	(272)	(287)
Special termination benefits charge	—	—	2
Recognition of prior service credit	(1)	(7)	(7)
Recognition of actuarial loss	145	108	104
Net periodic pension expense	$152	104	107

Net periodic benefit expense for our post-retirement benefit plans includes the following components:

	Post-Retirement Plans Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Service cost	$3	4	5
Interest cost	88	94	103
Recognition of prior service cost	(8)	(8)	(8)
Recognition of actuarial loss	(26)	(17)	(20)
Special termination benefits	—	2	—
Net periodic post-retirement benefit expense	$57	75	80

Service costs for our Combined Pension Plan and post-retirement benefit plans are included in the cost of services and products and selling, general and administrative line items on our consolidated statements of operations and all other costs listed above are included in other income (expense), net on our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023. Additionally, a portion of the service cost is also allocated to certain assets under construction, which are capitalized and reflected as part of property, plant and equipment in our consolidated balance sheets. As a result of ongoing efforts to reduce our workforce, we recognized a one-time charge in our net periodic post-retirement benefit expense in 2024 of $2 million and in our net periodic pension expense in 2023 of $2 million, both for special termination benefit enhancements paid to certain eligible employees upon voluntary retirement.

Our pension plan contains provisions that allow us, from time to time, to offer lump sum payment options to certain former employees in settlement of their future retirement benefits. We record an accounting settlement charge, consisting of the recognition of certain deferred costs of the pension plan associated with these lump sum payments only if, in the aggregate, they exceed or are probable to exceed the sum of the annual service and interest costs for the plan’s net periodic pension benefit cost, which represents the settlement accounting threshold. As of December 31, 2025, the settlement threshold was not reached. In the event of workforce reductions in the future, the annual lump sum payments may trigger settlement accounting.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2025 and 2024 and are as follows:

	Combined Pension Plan		Post-Retirement Benefit Plans
	December 31,		December 31,
	2025	2024	2025	2024
Actuarial assumptions at end of year:
Discount rate	5.22%	5.62%	5.16%	5.60%
Rate of compensation increase	3.25%	3.25%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	8.20% / 6.70%	7.90% / 6.20%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate trend rate is reached	N/A	N/A	2032	2031
_______________________________________________________________________________
N/A - Not applicable

The Society of Actuaries did not release any revised mortality tables or projection scales in 2025, 2024, or 2023.

The short-term and long-term interest crediting rates during 2025 for cash balance components of the Combined Pension Plan were 4.75% and 3.50%, respectively.

The following tables summarize the change in the benefit obligations for the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of year	$4,816	5,212	5,295
Service cost	22	24	25
Interest cost	240	251	270
Special termination benefits charge	—	—	2
Actuarial loss (gain)	155	(119)	114
Benefits paid from plan assets	(485)	(552)	(494)
Benefit obligation at end of year	$4,748	4,816	5,212

	Post-Retirement Benefit Plans Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$1,750	1,919	1,995
Service cost	3	4	5
Interest cost	88	94	103
Participant contributions	26	27	32
Direct subsidy receipts	3	2	2
Actuarial loss (gain)	30	(84)	14
Benefits paid by company	(201)	(214)	(228)
Benefits paid from plan assets	—	—	(4)
Special termination benefits charge	—	2	—
Benefit obligation at end of year	$1,699	1,750	1,919

Plan Assets

We maintain plan assets for our Combined Pension Plan and certain post-retirement benefit plans. As previously noted, assets in the post-retirement benefit plan trusts were substantially depleted as of December 31, 2016. The fair value of post-retirement benefit plan assets was $1 million as of December 31, 2025, 2024 and 2023. Due to the insignificance of these assets on our consolidated financial statements, we have predominantly excluded them from the disclosures of plan assets in this Note, unless otherwise indicated.

The following table summarizes the change in the fair value of plan assets for the Combined Pension Plan:

	Combined Pension Plan Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$4,201	4,476	4,715
Return on plan assets	473	107	255
Benefits paid from plan assets	(485)	(552)	(494)
Contributions	—	170	—
Fair value of plan assets at end of year	$4,189	4,201	4,476

The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plan's assets, net of administrative expenses paid from plan assets. It is determined annually based on the strategic asset allocation and the long-term risk and return forecast for each asset class.

Our investment objective for the Combined Pension Plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits while minimizing the risk of large losses in funded status. We employ a liability-aware investment strategy designed to reduce the volatility of pension assets relative to pension liabilities. This strategy is evaluated frequently and is expected to evolve over time with changes in the funded status and other factors. Approximately 40% of plan assets is targeted to long-duration investment grade bonds and interest rate sensitive derivatives and 60% is targeted to diversified equity, fixed income and private market investments that are expected to outperform the liability with moderate funded status risk. At the beginning of 2026, our expected annual long-term rate of return on pension assets before consideration of administrative expenses is assumed to be 7.0%. Administrative expenses, including projected Pension Benefit Guaranty Corporation premiums, reduce the annual long-term expected return, net of administrative expenses, to 6.5%.

Permitted investments: Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended.

Fair value measurements: Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We measure plan assets at fair value using a hierarchy that prioritizes observable inputs. For additional information on the fair value hierarchy, see Note 14 — Fair Value of Financial Instruments.

As of December 31, 2025, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2025:

•Level 1 — Assets were valued using the closing price reported in the active market in which the individual security was traded. U.S. Treasury securities are valued at the bid price reported in an active market in which the security is traded. Variation margin due from/(to) brokers is valued at the expected next day cash settlement amount.

•Level 2 — Assets were valued using quoted prices in markets that are not active, broker dealer quotations, and other methods by which all significant inputs were observable at the measurement date. Fixed income securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings, the new issue market for similar securities, secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate fixed income securities that have early redemption features. Derivative securities traded over the counter are valued based on gains or losses due to fluctuations in indices, interest rates, foreign currency exchange rates, security prices or other underlying factors. Repurchase agreements are valued based on expected settlement per the contract terms.

•Level 3 — Assets were valued using unobservable inputs where little or no market data exists at the measurement date. Valuation methods may consider a range of factors, including estimates provided by the investment entity.

The Combined Pension Plan's assets are invested in various asset categories utilizing multiple strategies and investment managers. Interests in commingled funds are fair valued using a practical expedient to the net asset value ("NAV") per unit (or its equivalent) of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds can be redeemed at NAV, with a frequency that includes daily, monthly, quarterly, semi-annually and annually. These commingled funds include redemption notice periods between same day and 95 days. Investments in private funds, primarily limited partnerships, represent long-term commitments with a fixed maturity date and are also valued at NAV. The plan has unfunded commitments related to certain private fund investments, which in aggregate are not material to the plan. Valuation inputs for these private fund interests are generally based on assumptions and other information not observable in the market. Underlying investments held in funds are aggregated and are classified based on the fund mandate. Investments held in separate accounts are individually classified.

The table below presents the fair value of plan assets by category and the input levels used to determine those fair values as of December 31, 2025. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivables, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets As of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$410	1,404	—	1,814
High yield bonds (b)	—	28	—	28
Emerging market bonds (c)	98	26	—	124
U.S. stocks (d)	371	—	—	371
Non-U.S. stocks (e)	27	—	1	28
Cash equivalents and short-term investments (n)	—	1	—	1
Derivatives (l)	—	5	—	5
Total investments, excluding investments valued at NAV	$906	1,464	1	2,371
Other receivables				16
Investments valued at NAV				2,170
Liabilities
Repurchase agreements & other obligations (m)	$—	(368)	—	(368)
Total pension plan assets				$4,189

The table below presents the fair value of plan assets by category and the input levels used to determine those fair values as of December 31, 2024. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades and accrued expenses.

	Fair Value of Combined Pension Plan Assets As of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Assets
Investment grade bonds (a)	$372	1,391	—	1,763
High yield bonds (b)	—	26	4	30
Emerging market bonds (c)	70	34	—	104
U.S. stocks (d)	260	2	1	263
Non-U.S. stocks (e)	14	—	1	15
Cash equivalents and short-term investments (n)	6	2	—	8
Total investments, excluding investments valued at NAV	$722	1,455	6	2,183
Other receivables				27
Investments valued at NAV				2,359
Liabilities
Repurchase agreements (m)	$—	(361)	—	(361)
Derivatives (l)	(1)	(6)	—	(7)
Total pension plan assets				$4,201

The table below presents the fair value of plan assets valued at NAV by category for our Combined Pension Plan as of December 31, 2025 and 2024.

	Fair Value of Plan Assets Valued at NAV
	Combined Pension Plan As of December 31,
	2025	2024
	(Dollars in millions)
Investment grade bonds (a)	$25	72
High yield bonds (b)	397	340
Emerging market bonds (c)	70	69
U.S. stocks (d)	—	6
Non-U.S. stocks (e)	674	529
Emerging market stocks (f)	—	4
Private equity (g)	229	253
Private debt (h)	357	398
Market neutral hedge funds (i)	44	85
Directional hedge funds (j)	71	108
Real estate (k)	215	218
Cash equivalents and short-term investments (n)	88	277
Total investments valued at NAV	$2,170	2,359

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

(l) Derivatives include exchange traded futures contracts as well as privately negotiated over the counter contracts. The market values represent gains or losses that occur due to differences between stated contract terms and fluctuations in underlying market instruments.

(m) Repurchase agreements and other obligations includes contracts where the security owner sells a security with the agreement to buy it back at a future date and price. Other obligations include obligations to repay cash collateral held by a plan, net liability for investment purchases pending settlement, and accrued plan expenses.

(n) Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes.

Derivative instruments: The plan uses exchange‑traded futures and centrally cleared/OTC swaps primarily to align interest‑rate exposure with liabilities and to efficiently maintain equity exposure. Fair values of these instruments are included within the fair value hierarchy.

Concentrations of risk: Investments, in general, are exposed to various risks, such as significant world events, interest rate, credit, foreign currency and overall market volatility risk. These risks are managed by broadly diversifying assets across numerous asset classes and strategies with differing expected returns, volatilities and correlations. Risk is also broadly diversified across numerous market sectors and individual companies. Financial instruments that potentially subject the plans to concentrations of counterparty risk consist principally of investment contracts with high quality financial institutions. These investment contracts are typically collateralized obligations or are actively managed, limiting the amount of counterparty exposure to any one financial institution. Although the investments are well diversified, the value of plan assets could change materially depending upon the overall market volatility, which could affect the funded status of the plan.

The table below presents a rollforward of the Combined Pension Plan assets valued using Level 3 inputs:

	Combined Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	U.S. Stocks	Non-U.S. Stocks	Total
	(Dollars in millions)
Balance as of December 31, 2023	$4	1	—	5
Acquisition	—	—	1	1
Balance as of December 31, 2024	4	1	1	6
Acquisition	—	—	—	—
Actual return on plan assets	(4)	(1)	—	(5)
Balance as of December 31, 2025	$—	—	1	1

Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

For the year ended December 31, 2025, the investment program produced actual gains on Combined Pension Plan assets of $473 million as compared to expected returns of $254 million, for a difference of $219 million. For the year ended December 31, 2024, the investment program produced actual gains on Combined Pension Plan assets of $107 million as compared to the expected returns of $272 million, for a difference of $165 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

The following table presents the unfunded status of the Combined Pension Plan and post-retirement benefit plans:

	Combined Pension Plan		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2025	2024	2025	2024
	(Dollars in millions)
Benefit obligation	$(4,748)	(4,816)	(1,699)	(1,750)
Fair value of plan assets	4,189	4,201	1	1
Unfunded status	(559)	(615)	(1,698)	(1,749)
Current portion of unfunded status	—	—	(181)	(186)
Non-current portion of unfunded status	$(559)	(615)	(1,517)	(1,563)

The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities-salaries and benefits.

Accumulated Other Comprehensive Loss - Recognition and Deferrals

The following table presents cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2024, items recognized as a component of net periodic benefits expense in 2025, additional items deferred during 2025 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2025. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2024	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCL	2025
	(Dollars in millions)
Accumulated other comprehensive (loss) income
Pension plans:
Net actuarial (loss) gain	$(1,759)	145	62	207	(1,552)
Settlement charge	383	—	—	—	383
Prior service benefit (cost)	3	(1)	—	(1)	2
Deferred income tax benefit (expense)	370	(36)	(15)	(51)	319
Total pension plans	(1,003)	108	47	155	(848)
Post-retirement benefit plans:
Net actuarial gain (loss)	404	(26)	(30)	(56)	348
Prior service benefit (cost)	21	(8)	—	(8)	13
Curtailment loss	4	—	—	—	4
Deferred income tax (expense) benefit	(109)	8	7	15	(94)
Total post-retirement benefit plans	320	(26)	(23)	(49)	271
Total accumulated other comprehensive (loss) income	$(683)	82	24	106	(577)

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

Other Benefit Plans

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

Health Care and Life Insurance

We provide health care and life insurance benefits to essentially all our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expense for current employees was $336 million, $281 million and $288 million for the years ended December 31, 2025, 2024 and 2023, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees contributed $71 million, $79 million, $89 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our group basic life insurance plans are fully insured and the premiums are paid by us.

401(k) Plans

We sponsor a qualified defined contribution plan covering substantially all our U.S. employees. Under this plan, employees may contribute a percentage of their annual compensation up to certain maximums, as defined by the plan and by the Internal Revenue Service. Currently, we match a percentage of employee contributions in cash. As of December 31, 2025 and 2024, the assets of the plan included approximately 7 million and 8 million shares of our common stock, all of which were the result of the combination of previous employer match and participant directed contributions. We recognized expenses related to this plan of $80 million, $82 million and $87 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Compensation Plans

We sponsor non-qualified deferred compensation plans for various groups that included certain of our current and former highly compensated employees. The value of liabilities related to these plans was not significant.

Subsequent Event

In January 2026, we made a voluntary contribution of $101 million to the trust for the Combined Pension Plan.

Note 12 — Stock-Based Compensation

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

The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested as of December 31, 2024	28,160	$3.18
Granted	18,950	5.10
Vested	(9,159)	3.32
Forfeited	(5,740)	6.15
Non-vested as of December 31, 2025	32,211	3.74

During 2025, we granted 19.0 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $5.10. During 2024, we granted 14.3 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $1.69. During 2023, we granted 14.8 million shares of restricted stock and restricted stock unit awards at a weighted-average price of $1.85. The total fair value of restricted stock and restricted stock unit awards that vested during 2025, 2024 and 2023, was $44 million, $27 million and $21 million, respectively. We do not estimate forfeitures but recognize them as they occur.

Compensation Expense and Tax Benefit

For Service Awards that vest ratably over the service period, we recognize compensation expense on a straight-line basis over the requisite service period for the entire award. For Service Awards that vest at the end of the service period and for Market Awards, we recognize compensation expense over the service period. For our Performance Awards, we recognize compensation expense over the service period and based upon the expected performance outcome, until the final performance outcome is determined. Total compensation expense for all stock-based payment arrangements for the years ended December 31, 2025, 2024 and 2023, was $48 million, $29 million and $52 million, respectively. Our tax benefit recognized in the consolidated statements of operations for our stock-based payment arrangements for the years ended December 31, 2025, 2024 and 2023, was $12 million, $7 million and $12 million, respectively. As of December 31, 2025, there was $83 million of total unrecognized compensation expense related to our stock-based payment arrangements, which we expect to recognize over a weighted-average period of 1.5 years.

Note 13 — Loss Per Share Of Common Stock

Basic and diluted loss per share of common stock for the years ended December 31, 2025, 2024 and 2023 were calculated as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (numerator)
Net loss	$(1,739)	(55)	(10,298)
Net loss applicable to common stock for computing basic loss per share of common stock	(1,739)	(55)	(10,298)
Net loss as adjusted for purposes of computing diluted loss per share of common stock	$(1,739)	(55)	(10,298)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,024,193	1,014,554	1,006,787
Non-vested restricted stock	(29,645)	(26,874)	(23,706)
Weighted average shares outstanding for computing basic loss per share of common stock	994,548	987,680	983,081
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—
Shares issuable under incentive compensation plans	—	—	—
Number of shares as adjusted for purposes of computing diluted loss per share of common stock	994,548	987,680	983,081
Basic loss per share of common stock	$(1.75)	(0.06)	(10.48)
Diluted loss per common share(1)	$(1.75)	(0.06)	(10.48)
______________________________________________________________________________
(1)For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we excluded from the calculation of diluted loss per share of common stock 11.9 million shares, 7.3 million shares and 0.3 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted loss per share of common stock excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 11.9 million, 16.0 million and 22.5 million for 2025, 2024 and 2023, respectively.

Note 14 — Fair Value of Financial Instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, long-term debt (excluding finance lease and other obligations), certain equity investments and certain indemnification obligations. Due primarily to their short-term nature, the carrying amounts of our cash, cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values.

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

The following table presents the carrying amounts and estimated fair values of our following liabilities as of December 31, 2025 and 2024, as well as the input level used to determine the fair values indicated below:

		December 31, 2025		December 31, 2024
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$17,221	17,101	17,652	17,127
Indemnifications related to the sale of the Latin American business(1)	3	86	82	87	84
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.

Note 15 — Income Taxes

The components of the income tax (benefit) expense are as follows:

Year Ended December 31,
2025
(Dollars in millions)
Loss before income taxes
Domestic	$(2,698)
Foreign	(18)
Total pre-tax book loss	$(2,716)
Income tax (benefit) expense
Current tax (benefit) expense
Federal	$(309)
State and Local	32
Foreign	5
Total current tax benefit	(272)
Deferred tax (benefit) expenses
Federal	(546)
State and Local	(160)
Foreign	1
Total deferred tax benefit	(705)
Income tax (benefit) expense
Federal	(855)
State and Local	(128)
Foreign	6
Total income tax benefit	$(977)

	Years Ended December 31,
	2024	2023
	(Dollars in millions)
Income tax (benefit) expense
Federal
Current	$87	7
Deferred	(251)	(2)
State
Current	(29)	(6)
Deferred	15	55
Foreign
Current	2	—
Deferred	1	7
Total income tax benefit	$(175)	61

Income tax (benefit) expense was allocated as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Income tax (benefit) expense in the consolidated statements of operations:
Attributable to income	$(977)	(175)	61
Stockholders' (deficit) equity:
Tax effect of the change in accumulated other comprehensive loss	36	26	(21)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Year Ended December 31,
	2025
	(Dollars in millions)	(Percentage of pre-tax loss)
Statutory federal income tax rate	$(573)	21.0%
Federal
Effect of cross-border tax laws
Other	(2)	0.1%
Tax Credits
Research and development credits	(4)	0.2%
Other	(1)	0.1%
Changes in valuation allowance	—	—%
Nontaxable or nondeductible items
Goodwill impairment	32	(1.2)%
Other	(20)	0.7%
State income taxes, net of federal income tax benefit(1)	(110)	4.1%
Change in liability for unrecognized tax position	(322)	11.8%
Foreign tax effect
Other Jurisdictions	23	(0.8)%
Effective income tax rate	$(977)	36.0%
_______________________________________________________________________________
(1)During the year ended December 31, 2025, state taxes in California, Minnesota, Arizona, Florida, Colorado, and Illinois comprised greater than 50% of the tax effect in this category.

	Years Ended December 31,
	2024	2023
	(Percentage of pre-tax loss)
Statutory federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	4.1%	(0.2)%
Goodwill impairment	—%	(21.9)%
Change in liability for unrecognized tax position	(16.8)%	(0.1)%
Legislative changes to Global Intangible Low-Taxes Income ("GILTI")	(1.2)%	—%
Nondeductible executive stock compensation	(4.9)%	—%
Change in valuation allowance	2.3%	1.3%
Net foreign income taxes	(2.3)%	—%
Research and development credits	6.5%	0.1%
Divestiture of business	—%	(0.4)%
Indemnification refunds	11.2%	—%
Cancellation of debt income	59.3%	—%
Other, net	(3.1)%	(0.4)%
Effective income tax rate	76.1%	(0.6)%

The effective tax rate for the year ended December 31, 2025 includes a $333 million favorable impact from statute of limitation releases on uncertain tax positions previously disclosed. The effective tax rate for December 31, 2024 includes a $135 million favorable impact from the exclusion of cancellation of debt income ("CODI") under Section 108 of the Internal Revenue Code. The effective tax rate for the year ended December 31, 2023 includes a $2.2 billion unfavorable impact of a non-deductible goodwill impairment and a $137 million favorable impact as a result of utilizing available capital losses generated by the sale of our Latin American business in 2022.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$554	583
Net operating loss carryforwards	725	649
Other employee benefits	57	22
Deferred revenue	796	271
Interest expense limitation carryforwards	484	261
Other	234	212
Gross deferred tax assets	2,850	1,998
Less valuation allowance	(328)	(343)
Net deferred tax assets	2,522	1,655
Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,723)	(3,447)
Goodwill and other intangible assets	(900)	(1,002)
Other	(24)	—
Gross deferred tax liabilities	(4,647)	(4,449)
Net deferred tax liability	$(2,125)	(2,794)

As of December 31, 2025, we have determined that a portion of our undistributed earnings in India are no longer permanently reinvested, resulting in the recognition of an immaterial deferred tax liability. We continue to assert that undistributed earnings of our subsidiaries in all other foreign jurisdictions are indefinitely reinvested.

Of the $2.1 billion and $2.8 billion net deferred tax liability as of December 31, 2025 and 2024, respectively, $2.3 billion and $2.9 billion is reflected as a long-term liability and $145 million and $96 million is reflected as a net noncurrent deferred tax asset, in other, net on our consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Income taxes receivable as of December 31, 2025 and 2024, were $468 million and $483 million, respectively.

Income taxes paid (refunded), net are as follows:

Year Ended December 31,
2025
(Dollars in millions)
State
Texas	$3
Virginia	2
Alabama	2
Oregon	2
Illinois	2
Pennsylvania	1
Massachusetts	(1)
Foreign
India	6
Other	1
Total income taxes paid (refunded), net	$18

As of December 31, 2025, we had federal NOLs of approximately $982 million, net of expirations from limitations under Section 382 of the Internal Revenue Code and uncertain tax positions, for U.S. federal income tax purposes. We expect to use substantially all of these NOLs to reduce our future federal tax liabilities, although the timing of that use will depend upon our future earnings and future tax circumstances. Our ability to use these NOLs is subject to annual limits imposed by Section 382. If unused, approximately $570 million of pre-2018 NOLs will expire between 2027 and 2031.

As of December 31, 2025, we had state NOLs of $11 billion (net of uncertain tax positions). Our ability to use these NOLs is subject to annual limits under state law.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2025, we established a valuation allowance of $328 million as it is more likely than not that this amount of NOLs will not be utilized prior to expiration. Our valuation allowance as of December 31, 2025 and 2024 is primarily related to NOLs. This valuation allowance decreased by $15 million during 2025, primarily due to changes in our state NOL carryforwards.

A reconciliation of the change in our gross unrecognized tax benefits (excluding both interest and any related federal benefit) for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
	(Dollars in millions)
Unrecognized tax benefits at beginning of year	$1,263	1,424
Increase (decrease) in tax positions of prior periods netted against deferred tax assets	1	(4)
Decrease in tax positions taken in the current year	(7)	(64)
Increase in tax positions taken in the prior year	4	65
Decrease due to payments/settlements	(1)	—
Decrease from the lapse of statute of limitations	(394)	(158)
Unrecognized tax benefits at end of year	$866	1,263

As of December 31, 2025, the total amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate was $653 million. The unrecognized tax benefits also include tax positions that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes, which would not impact the effective tax rate but could impact cash tax amounts payable to taxing authorities.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax (benefit) expense. We had accrued interest (presented before related tax benefits) of approximately $306 million and $217 million as of December 31, 2025 and 2024, respectively.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $287 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

In July 2025, the U.S. enacted the “One, Big Beautiful Bill Act” (the “OBBBA”), which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. These provisions did not have a material impact on our 2025 effective tax rate but significantly reduced our federal income tax liability. The Company filed a refund claim for $400 million of federal estimated income taxes in July 2025 that it anticipates receiving in the first half of 2026.

The OECD has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance modifying the operation of Pillar Two rules, which would fully exempt U.S.-parented groups from the application certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting ("CbCR") Safe Harbor by one year, through the end of fiscal year of 2027. The Pillar Two rules have increased our compliance requirements but did not materially impact our 2025 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

Note 16 — Segment Information

Our business is managed based on customer-facing sales channels to align with how we support our customers. Our chief operating decision maker ("CODM"), who is our CEO, makes decisions and assesses the performance of the Company reviewing two segments: Business and Mass Markets. Our reportable segments have not been aggregated.

Under our Business segment, we provide products and services to meet the needs of our enterprise and wholesale customers under five distinct sales channels — Large Enterprise, Mid-Market Enterprise, Public Sector, Wholesale and International and Other. For Business segment revenue, we report the following product categories: Grow, Nurture, Harvest and Other, in each case through the sales channels outlined above. The Business segment included the results of our EMEA business prior to the sale on November 1, 2023.

Under our Mass Markets segment, we provide products and services to residential and small business customers. We report the following product categories: Fiber Broadband, Other Broadband, and Voice and Other.

See detailed descriptions of these product and service categories in Note 4 — Revenue Recognition.

As described in more detail below, our segments are managed based on the direct costs of providing services to their customers and directly associated headcount and non-headcount operating expenses. Shared costs are managed separately and included in "other unallocated expense" in the table included below under the heading "— Revenue and Expenses." As referenced above, we reclassified certain prior period amounts to conform to the current period presentation. See Note 1 — Background and Summary of Significant Accounting Policies for additional detail on these changes. The CODM uses adjusted EBITDA as the key indicator in assessing performance and allocating resources for both the Business segment and Mass Markets segment.

The following tables summarize our segment results for 2025, 2024 and 2023 based on the segment categorization we were operating under as of December 31, 2025.

	Year Ended December 31, 2025
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$9,895	2,507
Segment expense
Cost of services and products	2,786	49
Headcount costs	1,172	573
Non-headcount costs	1,414	489
Total expense	5,372	1,111
Total segment adjusted EBITDA	$4,523	1,396

	Year Ended December 31, 2024
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$10,366	2,742
Segment expense
Cost of services and products	3,062	69
Headcount costs	1,258	636
Non-headcount costs	1,429	541
Total expense	5,749	1,246
Total segment adjusted EBITDA	$4,617	1,496

	Year Ended December 31, 2023
	Business	Mass Markets
	(Dollars in millions)
Segment revenue	$11,586	2,971
Segment expense
Cost of services and products	3,247	79
Headcount costs	1,489	744
Non-headcount costs	1,593	592
Total expense	6,329	1,415
Total segment adjusted EBITDA	$5,257	1,556

Revenue and Expenses

Our segment revenue includes all revenue from our two segments as described in more detail above. Our segment revenue is based upon each customer's classification. We report our segment revenue based upon all services provided to that segment's customers. Our segment expenses include (i) specific cost of service expenses incurred as a direct result of providing services and products to segment customers, (ii) headcount costs, which primarily includes salaries, commissions, and group insurance, and (iii) non-headcount costs, which primarily include legal and other professional fees, marketing and advertising expenses, other network-related expenses, and external commissions. We have not allocated assets or debt to specific segments.

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

•depreciation and amortization expense;

•goodwill or other impairments;

•interest expense;

•stock-based compensation;

•other income and expense items; and

•income tax expense.

The following table reconciles total segment adjusted EBITDA to net loss for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Total segment adjusted EBITDA	$5,919	6,113	6,813
Depreciation and amortization	(2,749)	(2,956)	(2,985)
Goodwill impairment	(628)	—	(10,693)
Other unallocated expense	(3,306)	(2,668)	(2,667)
Stock-based compensation	(48)	(29)	(52)
Operating (loss) income	(812)	460	(9,584)
Total other expense, net	(1,904)	(690)	(653)
Loss before income taxes	(2,716)	(230)	(10,237)
Income tax (benefit) expense	(977)	(175)	61
Net loss	$(1,739)	(55)	(10,298)

We do not have any single customer that comprises more than 10% of our consolidated total operating revenue.

The assets we hold outside of the U.S. represent less than 10% of our total assets. Revenue from sources outside of the U.S. comprises less than 10% of our total operating revenue.

Note 17 — Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of December 31, 2025 and December 31, 2024, we had accrued $71 million and $78 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $71 million accrual as of December 31, 2025 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

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

Lead-Sheathed Cable Litigation

Disclosure Litigation

On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Glauber, et al. v. Lumen Technologies (now captioned In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290), in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief. On March 31, 2025, the court granted Lumen's motion to dismiss plaintiffs' claims with prejudice. On April 30, 2025, the plaintiffs filed an appeal which is captioned McLemore v. Lumen Technologies, Case 25-30264, in the U.S. Court of Appeals for the Fifth Circuit. On January 30, 2026, the Fifth Circuit reversed on prejudice only and modified the dismissal to be without prejudice.

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

Parish of St. Mary

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

Blum

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

FCRA Litigation

In November 2014, a putative class action complaint captioned Bultemeyer v. CenturyLink, Inc. was filed in the United States District Court for the District of Arizona, Case CV-14-02530-PHX-SPL, alleging violations of the Fair Credit Reporting Act (the "FCRA"). In February 2017, the case was dismissed for lack of standing. The plaintiff appealed and the Ninth Circuit reversed and remanded. Class certification was contested and ultimately granted in 2023. The Ninth Circuit denied Lumen’s request to appeal the class certification ruling. A jury trial was conducted in September 2024. The jury found that CenturyLink willfully violated the FCRA and awarded each class member $500 for statutory damages and $2,000 for punitive damages. The district court denied Lumen's post-trial motions for relief, and on October 16, 2024, Lumen filed an appeal which is captioned Bultemeyer v. CenturyLink, Inc., Case 24-6413, in the U.S. Court of Appeals for the Ninth Circuit. We have not accrued a contingent liability for this matter. While liability is possible, we have not determined it to be probable, and damages exposure, if any, is uncertain.

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

In December 2020, the Staff of the Washington Utilities and Transportation Commission ("WUTC") filed a complaint against us based on the December 2018 outage, seeking penalties of approximately $7 million for alleged violations of Washington regulations and laws. The Washington Attorney General's office sought penalties of $27 million. Following trial, the WUTC issued an order imposing a penalty of approximately $1 million. On April 15, 2024, we appealed that decision to the Washington State Court of Appeals. In August 2025, the Court of Appeals denied the appeal. In September 2025, we filed a petition for review with the Washington State Supreme Court. In January 2026, the Washington State Supreme Court denied our petition for review.

Latin American Tax Indemnification Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. However, we agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 14 — Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $82 million in excess of the amount accrued as of December 31, 2025.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants our affiliate Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195 pending in Colorado District Court, Boulder, Colorado. In September 2025, the court vacated the trial date because the defendants reached agreements in principle to settle with virtually all of the plaintiffs, subject to final documentation. The court has held periodic status conferences and set a further status conference for February 26, 2026.

Minnesota State Income Tax Appeal

In May 2025, the Minnesota Department of Revenue issued an order (the "Order") denying the Company's petition for a separate allocation or separate apportionment of the taxable gain resulting from the 2022 divestiture of a portion of our incumbent local exchange carrier ("ILEC") business and making other minor adjustments. The Order seeks to assess additional income tax, penalties, and interest for the 2021 and 2022 tax years. On August 4, 2025, Lumen filed an appeal of the Order disputing this assessment, which is captioned Lumen Technologies, Inc. v. Commissioner of Revenue, Docket No. 9744-R., in the Minnesota Tax Court. The Company previously established an uncertain tax position for this item.

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

Contractual Commitments

Right-of-Way

As of December 31, 2025, our future rental commitments and Right-of-Way ("ROW") agreements were as follows:

(Dollars in millions)
2026	$212
2027	83
2028	82
2029	70
2030	68
2031 and thereafter	769
Total future minimum payments	$1,284

Purchase Commitments

We have several commitments to a variety of vendors for services to be used in the ordinary course of business. As of December 31, 2025, we and our subsidiaries expect to purchase the following amounts under these commitments:

(Dollars in millions)
2026	$1,003
2027 through 2028	563
2029 through 2030	192
2031 and thereafter	95
Total purchase commitments	$1,853

These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we were contractually committed as of December 31, 2025.

Amounts included in the ROW and in the purchase commitments tables above are inclusive of contractual obligations related to our Mass Markets Fiber-to-the-Home business as of December 31, 2025 that were subsequently transferred to the buyer upon the close of the divestiture in February 2026.

Note 18 — Other Financial Information

Other Current Assets

The following table presents details of other current assets reflected in our consolidated balance sheets:

	December 31,
	2025	2024
	(Dollars in millions)
Prepaid expenses	$404	372
Income tax receivable	468	483
Materials, supplies and inventory	165	146
Contract assets	18	16
Contract acquisition costs	98	102
Contract fulfillment costs	136	109
Other	18	22
Total other current assets(1)	$1,307	1,250
______________________________________________________________________
(1)    As of December 31, 2025, this amount excludes $30 million of other current assets associated with the disposal group classified as held for sale.

Current Liabilities

Included in accounts payable as of December 31, 2025 and 2024 were $463 million and $248 million, respectively, associated with capital expenditures.

Other Income (Expense), Net

Other income (expense), net reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions. For the year ended December 31, 2024, Other income (expense), net included a gain on sale of investment of $205 million.

Note 19 — Accumulated Other Comprehensive Loss

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2025:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive (loss) income before reclassifications	47	(23)	16	40
Amounts reclassified from accumulated other comprehensive income (loss)	108	(26)	—	82
Net current-period other comprehensive income	155	(49)	16	122
Balance as of December 31, 2025	$(848)	271	(24)	(601)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component for the year ended December 31, 2025:

Year Ended December 31, 2025	(Decrease) Increase in Net Loss	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans (1)
Net actuarial loss	$119	Other income (expense), net
Prior service cost	(9)	Other income (expense), net
Total before tax	110
Income tax benefit	(28)	Income tax (benefit) expense
Net of tax	$82
________________________________________________________________________
(1)See Note 11 — Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

Information Relating to 2024

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component for the year ended December 31, 2024:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2023	$(1,045)	276	(41)	(810)
Other comprehensive loss before reclassifications	(34)	63	1	30
Amounts reclassified from accumulated other comprehensive income (loss)	76	(19)	—	57
Net current-period other comprehensive (loss) income	42	44	1	87
Balance as of December 31, 2024	$(1,003)	320	(40)	(723)

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
________________________________________________________________________
(1)See Note 11 — Employee Benefits for additional information on our net periodic benefit (expense) income related to our pension and post-retirement plans.

Note 20 — Labor Union Contracts

As of December 31, 2025, approximately 20% of our employees were represented by the Communications Workers of America ("CWA") or the International Brotherhood of Electrical Workers ("IBEW"). Approximately 87% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12 month period ending December 31, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or furnish under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our President and Chief Executive Officer, Kate Johnson, and our Executive Vice President and Chief Financial Officer, Chris Stansbury, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, as stated in their report entitled "Opinion on Internal Control Over Financial Reporting" appearing in Item 8, which is incorporated into this item by reference.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, the Company implemented the first phase of a new enterprise resource planning (“ERP”) system. The remaining phase of the ERP implementation is expected to be completed in 2026. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. The Company will continue to monitor further changes during subsequent periods to evaluate the effectiveness of internal controls over financial reporting.

Except for changes in controls related to the ERP implementation noted above, there have not been any other changes in the Company’s internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)As previously disclosed, at the Company’s 2025 annual meeting of shareholders, shareholders approved a shareholder proposal that requested the Company to remove all voting standards greater than a “simple majority” and replace them with a majority of votes cast standard, or the closest standard consistent with applicable laws. On February 18, 2026, the Company’s Board of Directors adopted the Amended and Restated Bylaws of the Company (the “2026 A&R Bylaws”), which revised the Company’s Amended and Restated Bylaws as previously in effect to change the voting standard for (a) the approval by shareholders of adjournments to shareholder meetings and (b) the approval by shareholders of changes to the agenda or order of business for a meeting of shareholders to a majority of votes cast standard. The foregoing description of the changes included in the 2026 A&R Bylaws is not complete and is qualified in its entirety by reference to the 2026 A&R Bylaws. The 2026 A&R Bylaws, along with a copy marked to show the changes from the Company’s Amended and Restated Bylaws as previously in effect, are filed herewith as Exhibits 3.2 and 3.3, respectively, and incorporated herein by reference.

(b)During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408(a) of Regulation S-K).

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits filed or furnished as part of this report are listed below.

Incorporated by Reference
Exhibit No. (1)(2)	Description	Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
2.1	Agreement, dated as of February 8, 2023, by and among certain affiliates of Registrant, and Colt Technology Services Group Limited.	Registrant	10-K	12/31/22
2.2
Purchase Agreement, dated as of May 21, 2025, by and among Lumen Technologies, Inc., the Sellers named therein, Forged Fiber 37, LLC, and, solely for purposes of Section 11.16 thereof, AT&T DW Holdings, Inc.
		Registrant	8-K	5/21/25
3.1	Composite Articles of Incorporation of the Registrant, as amended and restated through May 13, 2025.	Registrant	8-K	5/15/25
3.2	Amended and Restated Bylaws of Registrant, as of February 18, 2026.				Filed
3.3	Amended and Restated Bylaws of Registrant, as of February 18, 2026, marked to show amendments.				Filed
4.1	Description of Registrant's securities registered under Section 12 of the Securities Exchange Act of 1934, as amended.				Filed
4.2	Form of Registrant's common stock certificate.	Registrant	8-K	1/26/21
4.3	Second Amended and Restated Section 382 Rights Agreement by and between Registrant and Computershare Trust Company, N.A., dated as of November 15, 2023.	Registrant	10-K	12/31/23
4.4	Instruments relating to Registrant's Senior Secured Credit Facilities.
a.
Superpriority Revolving/Term A Credit Agreement, dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent and collateral agent.
		Registrant	8-K	3/28/24
i
Limited Waiver and Amendment No. 1 to Superpriority Revolving/Term A Credit Agreement, dated as of December 16, 2025, among Lumen Technologies, Inc., as borrower, the lenders party thereto and Bank of America, N.A. as administrative agent.
Filed
b.
Superpriority Term B Credit Agreement, dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the lenders party thereto, Wilmington Trust, National Association, as administrative agent, and Bank of America, N.A., as collateral agent.
		Registrant	8-K	3/28/24

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
i.
Amendment No. 1, dated as of August 26, 2024, to the Superpriority Term B Credit Agreement dated as of March 22, 2024, among Lumen Technologies, Inc., as borrower, the lenders party thereto, Wilmington Trust, National Association, as administrative agent, and Bank of America, N.A., as collateral agent.
			Registrant	10-Q	9/30/24
4.5	Instruments relating to Registrant’s Predecessor Credit Facilities
	a.	Restatement Agreement, dated as of January 31, 2020, by and among Registrant, as Borrower, Bank of America, N.A., as Administrative Agent and Collateral Agent, and the other lenders named therein.	Registrant	8-K	2/03/20
b.
Amended and Restated Credit Agreement, dated as of January 31, 2020, by and among Registrant, as Borrower, Bank of America, N.A. as Administrative Agent and Collateral Agent, and the other lenders, agents, arrangers and bookrunners named therein.
			Registrant	8-K	2/03/20
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
			Registrant	8-K	3/28/24

Incorporated by Reference
Exhibit No. (1)(2)	Description			Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
f
Second Amendment Agreement, dated as of September 29, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as Borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
				Registrant	8-K	9/29/25
4.6	Instruments relating to Registrant's senior debt securities.
	a.	Indenture, dated as of March 31, 1994, by and between Registrant and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana), as Trustee.		Registrant	10-K	12/31/14
		(i)	Form of 7.2% Senior Notes, Series D, due 2025.	Registrant	10-K	12/31/95
		(ii)	Form of 6.875% Debentures, Series G, due 2028.	Registrant	10-K	12/31/97
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
				Registrant	8-K	3/19/15
	b.	Indenture, dated December 16, 2019, between Registrant and Regions Bank, as Trustee.		Registrant	8-K	12/16/19
		(i)	First Supplemental Indenture, dated December 16, 2019, between Registrant and Regions Bank, as Trustee, designating and outlining the terms and conditions of Registrant’s 5.125% Senior Notes due 2026.	Registrant	8-K	12/16/19

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Registrant	10-K	12/31/24
g.
Indenture, dated as of March 22, 2024, among Lumen Technologies, Inc., the guarantors party thereto, Wilmington Trust, National Association, as trustee, registrar and paying agent, and Bank of America, N.A., as collateral agent, relating to the Registrant’s 4.125% Superpriority Secured Notes due 2030.
			Registrant	8-K	3/28/24

Incorporated by Reference
Exhibit No. (1)(2)	Description			Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
				Registrant	10-K	12/31/24
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
				Registrant	10-K	12/31/24
4.7	Instruments relating to indebtedness of subsidiaries of Qwest Communications International, Inc.
a.
Indenture, dated as of April 15, 1990, by and between The Mountain States Telephone and Telegraph Company (currently named Qwest Corporation) and The First National Bank of Chicago, under which Qwest Corporation's 7.375% Notes due 2030 were issued.
				Qwest	10-K	12/31/02
		(i)	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. (currently named Qwest Corporation) and The First National Bank of Chicago.	Qwest	10-K	12/31/02

Incorporated by Reference
Exhibit No. (1)(2)	Description			Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
				Qwest	8-A	4/27/17
4.8	Instruments relating to indebtedness of the financing subsidiary of Level 3 Parent, LLC.

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
a.
Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as trustee, relating to the 8.5% Senior Notes due 2036 of Level 3 Financing, Inc.
			Level 3	8-K	12/23/25
b.
Indenture, dated August 18, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 7.000% First Lien notes due 2034 of Level 3 Financing, Inc.
			Level 3	8-K	8/18/25
c.
Indenture, dated June 30, 2025, among Level 3 Parent, LLC, as Guarantor, Level 3 Financing, Inc., as Issuer, U.S. Bank Trust Company, National Association, as Trustee, and Wilmington Trust, National Association, as Collateral Agent, relating to the 6.875% First Lien Notes due 2033 of Level 3 Financing, Inc.
			Level 3	8-K	6/30/25
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
			Level 3	10-K	12/31/20

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	10-Q	9/30/23

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	10-K	12/31/20

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	8-K	6/15/20

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	8-K	8/12/20

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	8-K	1/13/21

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	8-K	3/31/23

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	10-Q	9/30/24

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
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
			Level 3	10-Q	9/30/24

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
o.
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
(ii)
Second Supplemental Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.500% Second Lien Notes due 2030 of Level 3 Financing, Inc.
			Level 3	8-K	12/23/25
p.
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
(ii)
Second Supplemental Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 3.875% Second Lien Notes due 2030 of Level 3 Financing, Inc.
			Level 3	8-K	12/23/25

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
q.
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
(ii)
Second Supplemental Indenture, dated as of December 23, 2025, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.000% Second Lien Notes due 2031 of Level 3 Financing, Inc.
			Level 3	8-K	12/23/25
r.
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
s.
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
			Level 3	8-K	3/28/24

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
t.
Credit Agreement, dated as of March 22, 2024, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
			Level 3	8-K	3/28/24
(i)
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
			Level 3	10-Q	3/31/25
(ii)
Second Amendment Agreement, dated as of September 29, 2025, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent.
			Level 3	8-K	9/29/25
10.1	Second Amended and Restated 2018 Equity Incentive Plan, as amended and restated through May 17, 2023.		Registrant	8-K	5/17/23
10.2	2024 Equity Incentive Plan of Lumen Technologies, Inc.		Registrant	S-8	5/16/24
	a.	Form of Restricted Stock Agreement for annual equity grants to non-management directors beginning in 2018.	Registrant	10-Q	6/30/18
	b.	Form of Restricted Stock Agreement for annual time-based equity grants to certain executive officers.	Registrant	10-K	12/31/21
	c.	Form of Restricted Stock Agreement for annual performance-based equity grants to certain executive officers.	Registrant	10-K	12/31/21
	d.	Form of Restricted Stock Agreement for annual time-based equity grants to Kate Johnson.	Registrant	10-K	12/31/22
10.3	Supplemental Defined Benefit Pension Plan, effective as of January 1, 2012.		Registrant	10-K	12/31/11
10.4	Short-Term Incentive Plan (effective January 1, 2025).		Registrant	10-K	12/31/24
10.5	Form of Indemnification Agreement entered into between Registrant and each of its directors on or after February 24, 2016.		Registrant	8-K	2/29/16

Incorporated by Reference
Exhibit No. (1)(2)	Description		Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
10.6	Form of Indemnification Agreement entered into between Registrant and each of its officers on or after February 24, 2016.		Registrant	8-K	2/29/16
10.7	Change of Control Agreement, by and between Kate Johnson and Registrant.		Registrant	10-K	12/31/22
10.8	Form of Change of Control Agreement, on or after January 1, 2011, between Registrant and each of its other executive officers.		Registrant	10-K	12/31/10
10.9	Form of Change of Control Agreement between Registrant and its non-CEO California-based executive officers.		Registrant	10-Q	6/30/24
10.10	Lumen Executive Severance Plan, as amended and restated effective January 1, 2025.		Registrant	10-K	12/31/24
10.11	Retirement Benefit Plan		Registrant	10-K	12/31/24
10.12	Amended and Restated CenturyLink, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008.		Registrant	10-Q	3/31/08
	a.	First Amendment to Plan.	Registrant	10-Q	9/30/10
10.13	Registrant's Supplemental Savings Plan, as amended and restated.		Registrant	10-Q	3/31/22
10.14	Non-Employee Director Compensation Plan, effective August 16, 2023.		Registrant	10-K	12/31/24
10.15	Non-Employee Director Deferred Compensation Plan, effective April 18, 2019 (updated for branding as of October 2020).		Registrant	10-K	12/31/21
10.16	Offer Letter dated September 12, 2022, between Registrant and Kate Johnson.(5)		Registrant	8-K	9/13/22
10.17	Amended and Restated Transaction Support Agreement by and among Registrant, Level 3 Financing, Inc., Qwest Corporation, and the Consenting Parties identified therein, dated January 22, 2024.		Registrant	8-K	1/25/24
10.18	Director Charitable Contribution Program		Registrant	10-Q	9/30/25
19	Insider Trading Policy of Registrant.		Registrant	10-K	12/31/24
21	Subsidiaries of Registrant.					Filed
23	Independent Registered Public Accounting Firm Consent.					Filed
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. furnished pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					Filed
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished

Incorporated by Reference
Exhibit No. (1)(2)	Description	Filer and File No.(3)	Form	Date(4)	Filed or Furnished with this Form 10-K
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
97	Registrant’s Policy Relating to Recovery of Erroneously Awarded Compensation, adopted August 16, 2023.	Registrant	10-K	12/31/24
101
Financial statements from the annual report on Form 10-K of Registrant for the period ended December 31, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' (Deficit) Equity and (vi) the Notes to Consolidated Financial Statements.
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
(2) Exhibits 10.1 to 10.18 are management contracts or compensatory plans or arrangements.
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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

Lumen Technologies, Inc.
Date: February 20, 2026	By:	/s/ Donald Holt
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

Signature	Title	Date
/s/ Kate Johnson	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2026
Kate Johnson
/s/ Chris Stansbury	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2026
Chris Stansbury
/s/ Donald Holt	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2026
Donald Holt
/s/ T. Michael Glenn	Non-Executive Chairman of the Board	February 20, 2026
T. Michael Glenn
/s/ Quincy L. Allen	Director	February 20, 2026
Quincy L. Allen
/s/ Martha Helena Bejar	Director	February 20, 2026
Martha Helena Bejar
/s/ Michelle J. Goldberg	Director	February 20, 2026
Michelle J. Goldberg
/s/ Chris Capossela	Director	February 20, 2026
Chris Capossela
/s/ Kevin P. Chilton	Director	February 20, 2026
Kevin P. Chilton
/s/ Steve McMillan	Director	February 20, 2026
Steve McMillan
/s/ Hal Stanley Jones	Director	February 20, 2026
Hal Stanley Jones
/s/ Diankha Linear	Director	February 20, 2026
Diankha Linear