Form 10-Q
period 2026-03-31
Lumen Technologies, Inc.
filed 2026-05-05
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On May 1, 2026, 1,030,311,070 shares of common stock were outstanding.

Special Note Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements by us and our management may include, "forward-looking" statements about our business, financial condition, operating results, or prospects within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve substantial risks and uncertainties. These statements include, among others:

•forecasts of our anticipated future results of operations, cash flows, or financial position;

•statements concerning our completed, pending, or proposed transactions, including with respect to the completed sale of our Mass Markets Fiber-to-the-Home business in 11 states (Arizona, Colorado, Florida, Idaho, Iowa, Minnesota, Nebraska, Nevada, Oregon, Utah, and Washington) (the "Territory") to a wholly owned subsidiary of AT&T Inc. ("AT&T"), investments, product development, statements regarding federal and state broadband support programs, including their expected impact on competition in our markets, implementation of the new enterprise resource planning system, Private Connectivity FabricSM ("PCF"), initiatives related to artificial intelligence, other network capacity buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, anticipated tax refunds, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, leverage, capital allocation plans, financing or refinancing alternatives and sources, and our ability to manage the effects of ongoing geopolitical instability, including armed conflicts, tariffs, inflation, sanctions, supply constraints on our costs, revenues, network expansion plans, and service delivery, and the expected closing and benefits of acquisitions; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which incorporate words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to:

•the effects of intense competition from a wide variety of competitive providers, including increased pricing pressures;

•decreased demand for our more mature service offerings;

•the effects of new, emerging, or competing technologies, including those that could make our products less desirable or obsolete;

•our ability to successfully and timely attain our key operating imperatives, including simplifying and consolidating our network, simplifying and automating our service support systems, replacing aging or obsolete plant and equipment, strengthening our relationships with customers, and attaining projected cost savings;

•our ability to successfully and timely monetize our network-related assets through leases, commercial service arrangements or similar transactions (including as part of our PCF solutions), including the possibility that the benefits of or demand for these transactions may be less than anticipated, that the costs thereof may be more than anticipated, or that we may be unable to satisfy any conditions of any such transactions in a timely manner, or at all;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks, security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the effects of ongoing changes in the regulation of the communications industry, including the outcome of legislative, regulatory, or judicial proceedings relating to content liability standards, intercarrier compensation, universal service, service standards and obligations, data protection, network security, privacy, net neutrality, and artificial intelligence ("AI");

•our ability to generate cash flows sufficient to fund our financial commitments and objectives, including our capital expenditures, operating costs, debt obligations, taxes, and pension contributions and other benefits payments, and our dependence on cash flows from our subsidiaries;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to successfully adjust to changes in customer demand for our products and services, including increased demand for high-speed data transmission services, low-latency connectivity, and scalable infrastructure driven by the growth of AI applications and workloads, and the risk that we may misjudge the timing, scale, or nature of such demand, leading to potential misalignment of our investments or strategic priorities;

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

•our ability to fully realize, sustain, and achieve the anticipated benefits from the completed sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T;

•our ability to successfully close, integrate, and fully realize the anticipated benefits of the pending acquisition of Alkira, Inc. ("Alkira") and manage associated risk;

•our ability to successfully and timely realize the anticipated benefits from our 2022 and 2023 divestitures, our 2024 debt modification and extinguishment transactions, our 2025 debt refinancing transactions, our 2026 exchange offers, consent solicitations and refinancing transactions, in each case as described in our prior reports filed with the U.S. Securities and Exchange Commission (the "SEC");

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

•our complex debt structure and our ability to meet the terms and conditions of our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our ability to obtain future financing;

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

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, trade policy changes, or other natural or man-made disasters or disturbances;

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

•our exposure to cybersecurity threats, including state-sponsored attacks targeting telecommunications infrastructure;

•the potential for disruption to our network infrastructure, arising from geopolitical instability or conflicts, including the current conflict in the Middle East;

•our dependence on third-party suppliers and service providers whose operations and ability to deliver products and services may be affected by international conflicts or sanctions; and

•other risks and uncertainties identified under the "Risk Factors" section or other portions of this report or other of our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025.

Additional factors or risks that we currently deem immaterial, that are not presently known to us, or that arise in the future could also cause our actual results to differ materially from our expected results. Given these uncertainties, investors are cautioned not to unduly rely upon our forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Furthermore, any information about our intentions contained in any of our forward-looking statements reflects our intentions as of the date of such forward-looking statement, and is based upon, among other things, our assessment of regulatory, technological, industry, competitive, economic, or market conditions as of such date. We may change our intentions, strategies, or plans (including our capital allocation plans) at any time and without notice, based upon any changes in such factors or otherwise, and we undertake no obligation to make any public announcement of such changed intentions, except to the extent required by applicable law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$2,899	3,182
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,435	1,687
Selling, general and administrative	794	675
Net gain on sale of business	(596)	—
Depreciation and amortization	664	713
Total operating expenses	2,297	3,075
OPERATING INCOME	602	107
OTHER (EXPENSE) INCOME
Interest expense	(225)	(347)
Net loss on early retirement of debt (Note 5)	(226)	(35)
Other income, net	26	30
Total other expense, net	(425)	(352)
INCOME (LOSS) BEFORE INCOME TAXES	177	(245)
Income tax expense (benefit)	377	(44)
NET LOSS	$(200)	(201)
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC	$(0.20)	(0.20)
DILUTED	$(0.20)	(0.20)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	998,891	991,269
DILUTED	998,891	991,269
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
NET LOSS	$(200)	(201)
OTHER COMPREHENSIVE INCOME
Items related to employee benefit plans:
Change in net actuarial loss, net of $(8) and $(7) tax	23	22
Change in net prior service cost, net of $2 and $— tax	(6)	(2)
Foreign currency translation adjustment, net of $— and $— tax	3	3
Other comprehensive income	20	23
COMPREHENSIVE LOSS	$(180)	(178)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,625	1,003
Accounts receivable, net of allowance of $74 and $67	1,603	1,314
Assets held for sale	—	4,285
Other current assets, net	893	1,307
Total current assets	4,121	7,909
Property, plant and equipment, net of accumulated depreciation of $24,042 and $23,744	19,926	19,575
OTHER ASSETS
Intangible assets, net	4,240	4,463
Other assets, net	2,335	2,395
Total other assets	6,575	6,858
TOTAL ASSETS	$30,622	34,342
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$35	88
Accounts payable	1,227	1,508
Accrued expenses and other liabilities
Salaries and benefits	635	854
Income and other taxes	587	279
Current operating lease liabilities	290	266
Interest	113	149
Other current liabilities	229	203
Liabilities held for sale	—	38
Current portion of deferred revenue	1,055	1,005
Total current liabilities	4,171	4,390
LONG-TERM DEBT	12,925	17,353
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,887	2,270
Benefit plan obligations, net	1,966	2,103
Deferred revenue	8,008	6,406
Other liabilities	2,982	2,937
Total deferred credits and other liabilities	14,843	13,716
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' DEFICIT
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,029,980 and 1,025,446 shares	19,165	19,185
Accumulated other comprehensive loss	(581)	(601)
Accumulated deficit	(19,901)	(19,701)
Total stockholders' deficit	(1,317)	(1,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,622	34,342
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(200)	(201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	664	713
Net gain on sale of business	(596)	—
Deferred income taxes	(383)	(168)
Provision for uncollectible accounts	12	13
Net loss on early retirement of debt	226	35
Stock-based compensation	13	10
Changes in current assets and liabilities:
Accounts receivable	(298)	38
Accounts payable	(172)	101
Accrued income and other taxes	769	133
Other current assets and liabilities, net	(264)	(138)
Retirement benefits	(114)	(2)
Change in deferred revenue	1,602	493
Changes in other assets and liabilities, net	70	30
Other, net	(6)	38
Net cash provided by operating activities	1,323	1,095
INVESTING ACTIVITIES
Capital expenditures	(943)	(791)
Proceeds from sale of business	4,977	—
Proceeds from sale of property, plant and equipment, and other assets	16	14
Other, net	—	8
Net cash provided by (used in) investing activities	4,050	(769)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	656	2,279
Payments of long-term debt	(5,375)	(2,502)
Debt issuance and extinguishment costs and related fees	—	(80)
Other, net	(32)	(11)
Net cash used in financing activities	(4,751)	(314)
Net increase in cash, cash equivalents and restricted cash	622	12
Cash, cash equivalents and restricted cash at beginning of period	1,014	1,900
Cash, cash equivalents and restricted cash at end of period	$1,636	1,912
Supplemental cash flow information:
Income taxes paid, net	$(3)	(1)
Interest paid (net of capitalized interest of $39 and $37)	(249)	(280)
Supplemental noncash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 5)	$—	(121)
Issuance of term loans as part of refinancings (Note 5)	—	121
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,625	1,900
Restricted cash included in Other current assets, net	3	2
Restricted cash included in Other assets, net	8	10
Total	$1,636	1,912
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,185	19,149
Shares withheld to satisfy tax withholdings	(32)	(10)
Stock-based compensation	13	10
Other	(1)	3
Balance at end of period	19,165	19,152
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(601)	(723)
Other comprehensive income	20	23
Balance at end of period	(581)	(700)
ACCUMULATED DEFICIT
Balance at beginning of period	(19,701)	(17,962)
Net loss	(200)	(201)
Balance at end of period	(19,901)	(18,163)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	$(1,317)	289
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1— Background

General

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. On February 2, 2026, we completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T, which impacted our Mass Markets customer base. For more information on the divestiture, see Note 2—Divestiture. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial reporting. Certain information and disclosures normally included in our audited annual financial statements have been condensed or omitted. We believe these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. Interim results are not necessarily indicative of results for the entire year. These consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries in which we have a controlling interest. Intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

Noncontrolling Interests

To simplify the overall presentation of our consolidated financial statements, when noncontrolling interests are present, we report immaterial amounts attributable to noncontrolling interests in certain of our subsidiaries as follows:

•income attributable to noncontrolling interests in other income, net,

•equity attributable to noncontrolling interests in common stock, and

•cash flows attributable to noncontrolling interests in other, net financing activities.

As of March 31, 2026 and December 31, 2025, we no longer had any noncontrolling interests.

Reclassifications

In the first quarter of 2026, we updated our product category framework for Business revenue, eliminating the previously disclosed Grow, Nurture, Harvest, and Other categories and replacing them with Strategic and Legacy categories. Certain prior period amounts have been reclassified to conform to the current period presentation.

These changes had no impact on total operating revenue, total operating expenses, or net loss for any period. See Note 4—Revenue Recognition for additional information.

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements and accompanying notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-12 “Codification Improvements.” The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

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

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements." This ASU introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The amendments in ASU 2025-09 are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted and should be applied on a prospective basis for all hedging relationships. The Company early adopted ASU 2025-09 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company early adopted ASU 2025-08 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, "Derivatives and Hedging (Topic 815)" and "Revenue from Contracts with Customers (Topic 606)." The guidance refines the scope of Topic 815 to clarify which contracts are subject to derivative accounting. This ASU also provides clarification under Topic 606 for share-based payments from a customer in a revenue contract. The amendments in ASU 2025-07 are effective for fiscal years beginning after December 15, 2026, and interim reporting periods, with early adoption permitted. This ASU is permitted to be applied either prospectively to new contracts entered into on or after the date of adoption or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company early adopted ASU 2025-07 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which amends the guidance in ASC 350-40, "Intangibles — Goodwill and Other — Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company early adopted ASU 2025-06 prospectively, effective January 1, 2026. The adoption of ASU 2025-06 did not have a material impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company adopted ASU 2025-05 effective January 1, 2026. The adoption of ASU 2025-05 did not have a material impact on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04 "Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”)." This ASU clarifies the guidance on the accounting for share-based payment awards that are granted by an entity as consideration payable to its customer, with the intent to reduce diversity in practice and improve existing guidance by revising the definition of a “performance condition” and eliminating a forfeiture policy election for service conditions associated with share-based consideration payable to a customer. It also clarifies the guidance in Topic 606 on the variable consideration constraint does not apply to share-based consideration payable to a customer “regardless of whether an award’s grant date has occurred”. ASU 2025-04 will be effective for the annual periods beginning after December 15, 2026 with early adoption permitted. The Company early adopted ASU 2025-04 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03 "Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity." This ASU revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require an entity to consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The amendments in ASU 2025-03 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company early adopted ASU 2025-03 prospectively, effective January 1, 2026. The adoption did not have an impact on our consolidated financial statements.

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

Note 2—Divestiture

On February 2, 2026, we and certain of our affiliates completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T in exchange for pre-tax cash proceeds of $5.72 billion, which are subject to post-closing adjustments. During the three months ended March 31, 2026, we recorded a $596 million net pre-tax gain on the disposal associated with the sale of our Mass Markets Fiber-to-the-Home business. This gain is reflected as operating income within the consolidated statements of operations.

In connection with the sale, Lumen entered into a transition services agreement under which it will provide to the purchaser various support services. Lumen and the purchaser also executed long-term agreements under which Lumen and the purchaser will provide to each other various network and other commercial services. In certain of these arrangements, Lumen identified contractual terms that are unfavorable compared to prevailing market terms. These agreements include an indefeasible right to use (“IRU”) arrangement under which Lumen granted the purchaser an IRU for specified Lumen retained fiber assets for an initial term of 20 years at no incremental charge.

Lumen recorded $729 million of liabilities initially measured at fair value, with an offset to the net gain on disposal, for contractual credits and commercial agreements. We estimated the initial fair value of the commercial agreements in the amount of $497 million using the income approach that considered the differential in revenue attributable to contractual and market pricing assumptions. The resulting cash flows were calculated on an after-tax basis and discounted using an estimated weighted average cost of capital. We also recorded an initial fair value liability of $232 million for contractual credits based on the expected use and resulting discounted cash flows. In addition, we agreed to reimburse the purchaser for certain matters for which future cash payments by Lumen could be required. Lumen has estimated the fair value of these payments to be $36 million, which is included in Other liabilities on our consolidated balance sheet and has reduced our net gain on the sale accordingly.

We determined that of the cash proceeds of $5.72 billion received, $729 million associated with the fair value of the contractual credits and commercial agreements described above should be classified as cash provided by operating activities within the consolidated statements of cash flows, based on the nature of those cash flows. The remaining proceeds are treated as cash flows from investing activities within the consolidated statements of cash flows.

These liabilities were recorded on our consolidated balance sheet at the fair value as of the transaction close date of February 2, 2026 as follows:

Balance Sheet Classification	Initial Fair Value Liabilities
(Dollars in millions)
Other current liabilities	$58
Current portion of deferred revenue	88
Deferred revenue	525
Other liabilities	94
Total liabilities	$765

We do not believe this divestiture transaction represents a strategic shift for Lumen and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Mass Markets Fiber-to-the-Home business in the Territory (the "disposal group") in our consolidated operating results through the disposal date. As a result of closing the transaction on February 2, 2026, we derecognized net assets of $4.3 billion, primarily comprised of (i) property, plant and equipment, net of accumulated depreciation, of $2.8 billion, (ii) goodwill of $1.3 billion, and (iii) other net assets of $162 million.

As of May 21, 2025, the assets and liabilities of the disposal group were classified as held for sale and measured at the lower of (i) the carrying value when we classified the disposal group as held for sale or (ii) the fair value of the disposal group, less costs to sell. Effective with the designation of the disposal group as held for sale on May 21, 2025, we suspended recording depreciation of property, plant and equipment while these assets were classified as held for sale. We estimate that we would have recorded an additional $15 million of depreciation and amortization for the three months ended March 31, 2026 if the disposal group did not meet the held for sale criteria.

Note 3—Intangible Assets

Intangible assets, net is composed of the following:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$7,547	$5,094	2,453	7,547	4,945	2,602
Capitalized software(1)	5,422	3,689	1,733	5,743	3,940	1,803
Patents and other	158	104	54	158	100	58
Total	$13,127	8,887	4,240	13,448	8,985	4,463
______________________________________________________________________
(1)     Certain capitalized software with a gross carrying value of $259 million became fully amortized during 2025 and were retired during the first quarter of 2026.

Total amortization expense for intangible assets was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Amortization expense	$251	252

Note 4—Revenue Recognition

We categorize revenue from our operations within the products and services listed below based on the customers we serve, as follows: (i) revenue from Business customers is primarily reflected in the 'Strategic' and 'Legacy' categories, and (ii) revenue from Mass Markets customers is primarily reflected in 'Fiber Broadband', 'Other Broadband', and 'Voice and Other' categories.

Product and Service Categories

•Strategic: Includes existing and emerging products and services in which we are significantly investing, including offerings that leverage modernized infrastructure, higher-capacity technologies, and scalable or on-demand delivery models, such as dark fiber and conduit, IP, higher speed wavelength services, colocation facilities, certain Ethernet and VPN data network services, and digital services, such as Edge Fabric and Network-as-a-Service ("NaaS");

•Legacy: Includes our services that are generally provided over legacy platforms or lower-capacity configurations, such as traditional Ethernet, IP, and VPN data network services, delivered in locations or with technologies not currently suited for scalable or on-demand models, lower-speed wavelength services, voice and private line services, as well as managed and professional services and equipment sales;

•Fiber Broadband: Under which we provide high speed broadband services to residential and small business customers utilizing our fiber-based network infrastructure, representing the fiber-based business-to-customer products and services that remain following the Mass Markets Fiber-to-the-Home divestiture;

•Other Broadband: Under which we provide primarily lower speed broadband services to residential and small business customers utilizing our copper-based network infrastructure; and

•Voice and Other: Under which we derive revenues from (i) providing local and long-distance voice services, professional services, and other ancillary services, and (ii) federal broadband and state support programs.

Sales Channels

Under our Business customer revenue, we provide products and services under five sales channels to meet the needs of our enterprise and commercial customers. The five sales channels, organized by customer focus, include:

•Large Enterprise: Large enterprise customers and carriers in North America.

•Mid-Market Enterprise: Medium-sized enterprises in North America, served directly and through indirect     channel partners.

•Public Sector: U.S. Federal government, state and local governments, and research and education institutions.

•Wholesale: Other communication companies providing wireline, wireless, cable, voice, and data center services.

•International and Other: Multinational and global enterprise customers and carriers, as well as customers under our remaining content delivery network ("CDN") contracts.

By organizing our offerings through these customer-focused sales channels, we streamline operations and deliver targeted solutions.

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by sales channel and product category. They also provide the amount of revenue that is not subject to Topic 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Mass Markets Fiber-to-the-Home business prior to its sale on February 2, 2026:

	Three Months Ended March 31, 2026
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Sales Channel and Product Category
Large Enterprise
Strategic	$535	(131)	404
Legacy	243	—	243
Total Large Enterprise Revenue	778	(131)	647
Mid-Market Enterprise
Strategic	239	(6)	233
Legacy	200	(1)	199
Total Mid-Market Enterprise Revenue	439	(7)	432
Public Sector
Strategic	179	(26)	153
Legacy	327	(1)	326
Total Public Sector Revenue	506	(27)	479
Wholesale
Strategic	259	(76)	183
Legacy	389	(39)	350
Total Wholesale Revenue	648	(115)	533
International and Other
Strategic	34	(1)	33
Legacy	39	—	39
Total International and Other	73	(1)	72
Business Revenue by Product Category
Strategic	1,246	(240)	1,006
Legacy	1,198	(41)	1,157
Total Business Revenue	2,444	(281)	2,163
Mass Markets by Product Category
Fiber Broadband	92	(17)	75
Other Broadband	205	(2)	203
Voice and Other	158	(1)	157
Total Mass Markets Revenue	455	(20)	435
Total Revenue	$2,899	(301)	2,598

	Three Months Ended March 31, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total revenue from Contracts with Customers
	(Dollars in millions)
Sales Channel and Product Category
Large Enterprise
Strategic	$463	(87)	376
Legacy	306	—	306
Total Large Enterprise Revenue	769	(87)	682
Mid-Market Enterprise
Strategic	232	(6)	226
Legacy	255	(2)	253
Total Mid-Market Enterprise Revenue	487	(8)	479
Public Sector
Strategic	143	(24)	119
Legacy	338	—	338
Total Public Sector Revenue	481	(24)	457
Wholesale
Strategic	268	(75)	193
Legacy	435	(40)	395
Total Wholesale Revenue	703	(115)	588
International and Other
Strategic	33	(1)	32
Legacy	51	—	51
Total International and Other	84	(1)	83
Business Revenue by Product Category
Strategic	1,139	(193)	946
Legacy	1,385	(42)	1,343
Total Business Revenue	2,524	(235)	2,289
Mass Markets by Product Category
Fiber Broadband	209	(3)	206
Other Broadband	257	(24)	233
Voice and Other	192	(9)	183
Total Mass Markets Revenue	658	(36)	622
Total Revenue	$3,182	(271)	2,911
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

The following table provides details of our gross operating lease revenue:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Operating lease revenue	$300	262
Percentage of Operating revenue	10%	8%

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities, net of amounts classified as held for sale:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Customer receivables, less allowance of $65 and $57(1)	$1,597	1,316
Contract assets	31	33
Contract liabilities(2)	699	647
______________________________________________________________________
(1)    As of December 31, 2025, this amount excluded $13 million of customer receivables, net associated with the disposal group classified as held for sale.
(2)     As of December 31, 2025, this amount excluded $32 million of contract liabilities associated with the disposal group classified as held for sale.

Contract liabilities are included within Deferred revenue on our consolidated balance sheets and consist of consideration we have received from our customers or billed in advance of providing goods or services promised in the future. We defer recognizing this consideration as revenue until we have satisfied the related performance obligation to the customer. Contract liabilities include recurring services billed one month in advance and installation, and maintenance charges that are deferred and recognized over the actual or expected contract term, which typically ranges from one to five years depending on the service.

During the three months ended March 31, 2026, we recognized $255 million of revenue that was included in contract liabilities of $647 million as of January 1, 2026, including contract liabilities that were classified as held for sale. During the three months ended March 31, 2025, we recognized $294 million of revenue that was included in contract liabilities of $733 million as of January 1, 2025.

Performance Obligations

As of March 31, 2026, we expect to recognize $5.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of March 31, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2026, 2027, and thereafter was $2.2 billion, $1.9 billion and $1.8 billion, respectively.

These amounts exclude:

•the value of unsatisfied performance obligations for contracts for which we recognize revenue in amounts for which we have the right to invoice for services performed (for example, uncommitted usage or non-recurring charges associated with professional or technical services to be completed); and

•contracts that are classified as leasing arrangements or government assistance that are not subject to ASC 606.

Contract Costs

Acquisition Costs

•Includes commission fees paid to employees as a result of obtaining contracts.

•Amortized acquisition costs are included in Selling, general and administrative expenses in our consolidated statements of operations.

Fulfillment Costs

•Includes third-party and internal costs associated with the provision, installation, and activation of services to customers, including labor and materials consumed for these activities.

•Amortized fulfillment costs are included in Cost of services and products in our consolidated statements of operations.

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of approximately 50 months for Mass Markets customers and 38 months for Business customers.

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended March 31, 2026
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance(1)	$196	264
Costs incurred	34	52
Amortization	(31)	(42)
Change in contract costs held for sale	(2)	—
End of period balance	$197	274
______________________________________________________________________
(1)    The beginning balance for the three months ended March 31, 2026 excluded $24 million and $21 million of acquisition costs and fulfillment costs, respectively, associated with the disposal group classified as held for sale.

	Three Months Ended March 31, 2025
	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)
Beginning of period balance	$203	222
Costs incurred	40	51
Amortization	(33)	(37)
End of period balance	$210	236

We include deferred acquisition and fulfillment costs in Other current assets, net and Other assets, net on our consolidated balance sheets. We assess deferred acquisition and fulfillment costs for impairment on a quarterly basis.

Note 5—Long-Term Debt and Credit Facilities

As of March 31, 2026, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

•Level 3 Financing, Inc. ("Level 3 Financing"), including its parent guarantor Level 3 Parent, LLC ("Level 3 Parent") and certain subsidiary guarantors;

•Qwest Corporation ("Qwest"); and

•Qwest Capital Funding, Inc., including its parent guarantor, Qwest Communications International Inc.

Each of these borrowers or borrowing groups has entered into a credit agreement with certain financial institutions or other institutional lenders or issued senior notes. Certain of these debt instruments are described further below or in Note 7—Long-Term Debt and Credit Facilities to the consolidated financial statements included in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	March 31, 2026	December 31, 2025
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Series A Revolving Credit Facility	SOFR + 4.00%	2028	$—	—
Series B Revolving Credit Facility	SOFR + 6.00%	2028	—	—
Term Loan A(3)	N/A	N/A	—	338
Term Loan B-1(4)	N/A	N/A	—	1,590
Term Loan B-2(4)	N/A	N/A	—	1,590
Superpriority notes	N/A	N/A	—	1,247
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-4(5)	SOFR + 3.25%	2032	2,400	2,400
First Lien notes(6)	6.875% - 7.000%	2033 - 2034	4,425	4,425
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,296	1,296
Subsidiaries
Level 3 Financing, Inc.
Senior notes	3.625% - 8.500%	2028 - 2036	2,794	2,144
Second Lien notes (formerly secured)	3.875% - 4.875%	2029 - 2031	52	660
Qwest Corporation
Senior notes	6.500% - 7.750%	2030 - 2057	1,736	1,736
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	165	169
Finance lease and other obligations	Various	Various	223	220
Unamortized premiums (discounts), net			3	(223)
Unamortized debt issuance costs			(134)	(151)
Total long-term debt			12,960	17,441
Less current maturities			(35)	(88)
Long-term debt, excluding current maturities			$12,925	17,353
______________________________________________________________________
(1)As of March 31, 2026. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” was either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Lumen's Term Loan A had an interest rate of 9.916% as of December 31, 2025.
(4)Lumen's Term Loan B-1 and B-2 each had an interest rate of 6.380% as of December 31, 2025.
(5)Level 3 Financing's Term Loan B-4 had an interest rate of 6.923% and 7.166% as of March 31, 2026 and December 31, 2025, respectively.
(6)Reflects Level 3 Financing's (i) Senior Secured notes issued on March 31, 2023 and (ii) First Lien notes issued on March 22, 2024, June 30, 2025, August 18, 2025, and September 8, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of March 31, 2026 (excluding unamortized premiums (discounts), net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2026 (remaining nine months)	$31
2027	20
2028	380
2029	1,277
2030	141
2031 and thereafter	11,242
Total long-term debt	$13,091

2026 Debt Transactions

Senior Secured Notes Issuance and Second Lien Tender Offers — First Quarter 2026

On January 9, 2026, Level 3 Financing, Inc. issued an additional $650 million aggregate principal amount of its 8.500% Senior Notes due 2036. Level 3 Financing, Inc. used the net proceeds from this offering primarily to fund the purchase of its outstanding Second Lien notes.

The following table sets forth the aggregate principal amount of each series of Second Lien notes purchased as part of this transaction:

Debt	Principal Amount Purchased
(Dollars in millions)
Level 3 Financing, Inc.
4.875% Second Lien Notes due 2029	$595
4.500% Second Lien Notes due 2030	8
3.875% Second Lien Notes due 2030	4
Total	$607

Repurchases of Debt Instruments — First Quarter 2026

On February 2, 2026, we applied $4.8 billion of the proceeds from the Mass Markets Fiber-to-the-Home divestiture and cash on hand to fund the repurchase of the following debt:

Debt	Principal Amount Repurchased
(Dollars in millions)
Lumen Technologies, Inc.
4.125% Superpriority Senior Secured Notes due 2029	$331
4.125% Superpriority Senior Secured Notes due 2030	477
10.000% Secured Notes due 2032	439
Superpriority Term Loan A	338
Superpriority Term Loan B-1	1,590
Superpriority Term Loan B-2	1,590
Total	$4,765

In March 2026, we repurchased the following debt instruments on the open market. These repurchases resulted in an immaterial loss which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the three months ended March 31, 2026.

The following table sets forth the aggregate principal amount of each repurchase:

Debt	Principal Amount Repurchased
(Dollars in millions)
Level 3 Financing, Inc.
4.875% Second Lien Notes due 2029	$1
Qwest Capital Funding, Inc.
6.875% Senior Notes due 2028	4
Total	$5

2025 Debt Transactions

For information on various debt transactions during 2025, see Note 7—Long-Term Debt and Credit Facilities in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Lumen Credit Agreements

As of March 31, 2026, no borrowings were outstanding under Lumen’s (i) Series A Revolving Credit Facility, with commitments of $489 million, or (ii) Series B Revolving Credit Facility, with commitments of $465 million, and we had $769 million of borrowing capacity available (net of undrawn letters of credit).

Level 3 Financing Credit Agreement

As of March 31, 2026, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-4 outstanding under the term loan facility established by the Level 3 Credit Agreement.

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

Level 3 Financing may voluntarily prepay loans or reduce commitments under the Level 3 Credit Agreement, in whole or in part, subject to minimum amounts, with prior notice, but without premium or penalty. Level 3 Financing is required to prepay borrowings under the term loan facility with 100% of the net cash proceeds of certain asset sales and 100% of the net cash proceeds of certain debt issuances, in each case subject to certain exceptions.

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness related to the senior notes of Lumen and its subsidiaries as of March 31, 2026 included:

•first lien secured notes issued by Level 3 Financing; and

•senior unsecured notes issued by Lumen, Level 3 Financing, Qwest, and Qwest Capital Funding, Inc. and second lien notes (unsecured) issued by Level 3 Financing.

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

As of March 31, 2026, we had $188 million of undrawn letters of credit outstanding, (i) $185 million of which were issued under the Lumen Revolving Credit Facilities and (ii) $3 million of which were issued under a separate facility maintained by Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

Certain Guarantees and Security Interests

Credit Agreements

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

Level 3 Financing’s obligations under the Level 3 Credit Agreement are secured by a first priority lien on substantially all of its assets. In addition, the other Level 3 Collateral Guarantors have provided an unconditional guarantee of Level 3 Financing’s obligations under the Level 3 Credit Agreement secured by a lien on substantially all of their assets.

Secured Senior Debt

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

Unsecured Senior Notes

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

Lumen’s superpriority credit agreements contain various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with our affiliates, dispose of assets, and merge or consolidate with other persons.

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

Level 3 Financing

The Level 3 Credit Agreement and Level 3 Financing's first lien notes, second lien (unsecured) notes, and unsecured notes contain various representations and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on their ability to declare or pay dividends, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, dispose of assets, and merge or consolidate with other persons. Also, under certain circumstances in connection with a “change of control” of Level 3 Parent or Level 3 Financing, Level 3 Financing will be required to make an offer to repurchase each series of its outstanding senior notes at a price of 101% of the principal amount redeemed, plus accrued and unpaid interest.

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

Compliance

As of March 31, 2026, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of March 31, 2026, certain of its key subsidiaries have guaranteed on either a secured or unsecured basis (i) Lumen's debt outstanding under its superpriority credit agreements, its superpriority senior secured notes and unsecured senior notes issued by certain other subsidiaries and its $225 million letter of credit facility and (ii) the outstanding term loans, senior secured notes and senior unsecured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

Subsequent Events

Revolving Credit Agreement

On April 14, 2026, Lumen Technologies, Inc. entered into the Revolving Credit Agreement (the “Credit Agreement”) providing for a revolving credit facility with commitments of $825 million. In connection with entry into the Credit Agreement, the revolving commitments outstanding under our Superpriority Revolving/Term A Credit Agreement were permanently reduced to zero and terminated.

Borrowings under the Credit Agreement bear interest at a rate equal to, at Lumen’s option, for the Credit Agreement, Term SOFR (subject to a 0.00% floor) plus 2.75% for Term SOFR loans or a base rate plus 1.75% for base rate loans. The foregoing interest rates are subject to adjustment based on Lumen’s total net leverage ratio in accordance with the pricing grid in the Credit Agreement. Interest is payable at the end of each interest period. Lumen may prepay amounts outstanding under the Credit Agreement at any time without premium or penalty. The revolving credit facility established under the Credit Agreement matures on April 14, 2029 (subject to a springing maturity in certain circumstances). Under the Credit Agreement and commencing with the fiscal quarter ended June 30, 2026, Lumen may not permit (i) its maximum total net leverage ratio to exceed 5.25 to 1.00 as of the last day of each fiscal quarter or (ii) its interest coverage ratio as of the last day of any test period to be less than
2.00 to 1.00.

Lumen does not provide security under the Credit Agreement but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, LLC, Level 3 Financing, and certain of Level 3’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide, an unconditional guarantee of payment of Lumen’s obligations under the Credit Agreement of up to $150 million, secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries will provide an unsecured guarantee of collection of Lumen’s obligations under the Credit Agreement.

Exchange Offers and Consent Solicitations

On April 20, 2026, Qwest Corporation (“Qwest”), Lumen’s indirect wholly-owned subsidiary, commenced offers to exchange (the “Exchange Offers”) $978 million aggregate principal amount of 6.500% Notes due 2056 (the “2056 Notes”) and $660 million aggregate principal amount of 6.750% Notes due 2057 (the “2057 Notes” and, together with the 2056 Notes, the “Old Qwest Notes”) issued by Qwest for 6.500% Notes due 2056 (the “New 2056 Notes”) and 6.750% Notes due 2057 (the “New 2057 Notes” and, together with the New 2056 Notes, the “New Qwest Notes”) to be issued by Qwest, respectively, and to be fully and unconditionally guaranteed on an unsecured basis by Lumen, in each case upon the terms and subject to the conditions set forth in a Registration Statement on Form S-4 filed with the SEC on April 16, 2026 and declared effective on April 20, 2026. Each New Qwest Note issued in exchange for an Old Qwest Note will have an interest rate, maturity, interest payment dates and redemption prices that are the same as the tendered Old Qwest Note, and will accrue interest from and including the most recent interest payment date of the tendered Old Qwest Note.

In connection with the Exchange Offers, Qwest and Lumen are also soliciting consents from holders of each series of the Old Qwest Notes to certain proposed amendments to the indentures governing the Old Qwest Notes (the “Proposed Amendments”). To adopt the Proposed Amendments related to a series of Old Qwest Notes, Qwest must receive consents from holders representing at least a majority of the outstanding aggregate principal amount of such series of Old Qwest Notes (the “Requisite Consents”). Receipt of the Requisite Consents is not a condition to the consummation of the Exchange Offers. The Proposed Amendments would, among other things, eliminate substantially all of the restrictive covenants in the applicable indenture governing such series of Old Qwest Notes. If the requisite consents are received, a supplemental indenture giving effect to the Proposed Amendments will be executed and become effective on the settlement date, and the Proposed Amendments will bind all holders of the applicable series of Old Qwest Notes, including holders who did not consent to such amendments.

As part of simplifying its reporting obligations, Lumen intends to delist the Old Qwest Notes from the New York Stock Exchange ("NYSE") and deregister the Old Qwest Notes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Qwest intends to cease filing reports with the SEC under the Exchange Act with respect to the New Qwest Notes, in reliance on Rule 12h-5 under the Exchange Act, subject to Lumen's periodic reports containing the disclosures required by Rule 13-01 of Regulation S-X. Lumen has applied to list the New Qwest Notes on the NYSE. On April 30, 2026, Qwest filed a Notification of Removal from Listing on Form 25 with the SEC in connection with the delisting of the Old Qwest Notes from the NYSE. The delisting of the Old Qwest Notes is expected to become effective on or about May 11, 2026, and Lumen intends to file a Certification and Notice of Termination on Form 15 with the SEC to deregister the Old Qwest Notes and suspend Qwest’s reporting obligations under Sections 13 and 15(d) of the Exchange Act.

Supplemental Indentures and Lumen Parent Guarantee

On April 30, 2026, Lumen and certain of its subsidiaries entered into supplemental indentures (the “Supplemental Indentures”) relating to (i) the indenture, dated June 30, 2025, governing the 6.875% first lien notes due 2033 issued by Level 3 Financing and (ii) the indenture, dated August 18, 2025, governing the 7.000% first lien notes due 2034 issued by Level 3 Financing (collectively, the “1L Indentures”). Pursuant to the Supplemental Indentures, Lumen provided unconditional guarantees on a senior unsecured basis of Level 3 Financing’s obligations under the 1L Indentures, in each case on the terms and conditions set forth in the 1L Indentures, subject to release as provided therein.

On April 30, 2026, Lumen also entered into a parent guarantee agreement pursuant to which Lumen provided an unconditional guarantee on a senior unsecured basis of Level 3 Financing’s obligations under the credit facilities under its credit agreement, dated March 22, 2024 (as amended, restated, amended and restated or otherwise modified, the “Level 3 Credit Agreement”).

The guarantees described above were entered into to simplify the reporting obligations of Lumen and its subsidiaries. As a result, Level 3 Parent will no longer file reports with the SEC and will instead satisfy its reporting obligations under the 1L Indentures, the indentures governing its senior unsecured notes, and the Level 3 Credit Agreement by furnishing Lumen’s Exchange Act filings. Lumen’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q will include certain summary financial information of Level 3 Parent on a consolidated basis.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance as of December 31, 2025	$34
Accrued to expense	29
Payments, net	(18)
Balance as of March 31, 2026	$45

Note 7—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plan, and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Service cost	$4	5
Interest cost	51	60
Expected return on plan assets	(64)	(63)
Settlement charges	9	—
Curtailment loss	5	—
Recognition of actuarial loss	28	35
Net periodic pension expense	$33	37

Net periodic benefit expense for our post-retirement benefit plan includes the following components:

	Post-Retirement Benefit Plan
	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Service cost	$1	1
Interest cost	19	22
Recognition of prior service credit	(1)	(2)
Recognition of actuarial gain	(7)	(6)
Curtailment gain	(10)	—
Net periodic post-retirement benefit expense	$2	15

Service costs for our pension and post-retirement benefit plan are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items in our consolidated statements of operations and all other costs listed above are included in Other income, net in our consolidated statements of operations for the three months ended March 31, 2026 and 2025.

In connection with the sale of our Mass Markets Fiber-to-the Home business described in Note 2—Divestiture, the pension liability for certain employees and an immaterial amount of pension assets was transferred to a pension plan sponsored by the purchaser. This transaction triggered a settlement charge for the Combined Pension Plan of $9 million that was recognized as part of the gain on the sale of the business, within our operating income in our consolidated statements of operations for the three months ended March 31, 2026. In addition, the transfer of employees as part of the sale and the related termination of other employees related to the sale resulted in a curtailment loss for the Combined Pension Plan of $5 million, including the recognition of $1 million in prior service costs and a curtailment gain of $10 million for our post-retirement benefit plan, including the recognition of $6 million of prior service credits. This net curtailment gain was also recognized as part of the gain on the sale of the business, reflected in our consolidated statements of operations as described above.

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

Benefits paid by the Combined Pension Plan are paid through a trust that holds the Plan's assets. The amount of required contributions to the Combined Pension Plan in 2026 and beyond will depend on a variety of factors, most of which are beyond our control, including earnings on plan investments, prevailing interest rates, demographic experience, changes in plan benefits, and changes in funding laws and regulations. We made a voluntary contribution of $101 million to the trust for the Combined Pension Plan during the first quarter of 2026. Based on current laws and circumstances, we do not expect to be required to make any additional contributions in 2026.

Note 8—Loss Per Common Share

Basic and diluted loss per common share for the three months ended March 31, 2026 and 2025 were calculated as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (numerator)
Net loss	$(200)	(201)
Net loss applicable to common stock for computing basic loss per common share	(200)	(201)
Net loss as adjusted for purposes of computing diluted loss per common share	(200)	(201)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,026,823	1,018,252
Non-vested restricted stock	(27,932)	(26,983)
Weighted average shares outstanding for computing basic loss per common share	998,891	991,269
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—
Shares issuable under incentive compensation plans	—	—
Number of shares as adjusted for purposes of computing diluted loss per common share	998,891	991,269
Basic loss per common share	$(0.20)	(0.20)
Diluted loss per common share(1)	$(0.20)	(0.20)
______________________________________________________________________
(1)For the three months ended March 31, 2026 and 2025, we excluded from the calculation of diluted loss per share 14 million and 12 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted loss per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 4.9 million and 13.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities, as well as the input level used to determine the fair values indicated below:

		March 31, 2026		December 31, 2025
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$12,737	12,406	17,221	17,101
Indemnifications related to the sale of the Latin American business(1)	3	85	82	86	82
Regulatory cost liability related to the sale of the Mass Markets Fiber-to-the-Home business(2)	3	36	36	—	—
______________________________________________________________________
(1)Nonrecurring fair value is measured as of August 1, 2022.
(2)Nonrecurring fair value is measured as of February 2, 2026.

Note 10—Segment Information

Historically, we disclosed two reportable segments, Business and Mass Markets, based on customer-facing sales channels, reflecting how the business was managed and how we supported our customers. In connection with the sale of the Mass Markets Fiber‑to‑the‑Home business in 11 states to AT&T, which closed on February 2, 2026, our Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), changed how the business is managed beginning in January 2026. The CODM now makes operating decisions and assesses performance and profitability on a consolidated basis and does not regularly review discrete financial information for individual business components.

As a result, we manage our business, make operating decisions, and evaluate financial performance based on one operating segment, which also represents our single reportable segment. The CODM primarily uses net income (loss), as well as a secondary non-GAAP financial measure of adjusted earnings before interest, tax, depreciation and amortization ("EBITDA"), to assess financial performance and allocate resources. These financial measures are used by the CODM to make key operating decisions.

Although our revenue is disaggregated by product and sales channel, which aligns with the customer markets in which the revenues are generated, we do not allocate significant operating expenses, assets, or debt to those sales channels. See Note 4—Revenue Recognition for additional information regarding revenue disaggregation.

The following tables present selected financial information with respect to our single operating segment:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Revenue	$2,899	3,182
Operating expenses
Cost of services and products related to network expenses	837	1,018
Headcount costs	643	619
Non-headcount costs	736	715
Net gain on sale of business	(596)	—
Stock-based compensation	13	10
Depreciation and amortization	664	713
Total operating expenses	2,297	3,075
Total operating income	602	107
Total other expense, net	(425)	(352)
Income (loss) before income taxes	177	(245)
Income tax expense (benefit)	377	(44)
Net loss	$(200)	(201)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Revenue	$2,899	3,182
Operating expenses
Cost of services and products related to network expenses	837	1,018
Headcount costs	643	619
Non-headcount costs	736	715
Net gain on sale of business	(596)	—
Adjusted EBITDA	$1,279	830

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net loss	$(200)	(201)
Stock-based compensation	13	10
Depreciation and amortization	664	713
Total other expense, net	(425)	(352)
Income tax expense (benefit)	377	(44)
Adjusted EBITDA	$1,279	830

Note 11—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings, and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of March 31, 2026 and December 31, 2025, we had accrued $57 million and $71 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $57 million accrual as of March 31, 2026 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Houser Shareholder Suit

Lumen and certain of its current and former officers and directors were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The original complaint asserted claims on behalf of a putative class of former Level 3 Communications, Inc. ("Level 3") shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The original complaint sought damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the original complaint. The plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. The plaintiffs filed an amended complaint asserting the same claims and prayer for relief, and we filed a motion to dismiss. The court granted our motion to dismiss in May 2023 and the plaintiffs appealed that dismissal. In August 2024, the appellate court set aside the trial court's dismissal. In October 2024, we filed a petition with the Colorado Supreme Court. In April 2026, the Colorado Supreme Court affirmed the decision of the appellate court.

Lead-Sheathed Cable Litigation

Disclosure Litigation

On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Glauber, et al. v. Lumen Technologies (now captioned In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290), in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief. On March 31, 2025, the court granted Lumen's motion to dismiss plaintiffs' claims with prejudice. On April 30, 2025, the plaintiffs filed an appeal which is captioned McLemore v. Lumen Technologies, Case 25-30264, in the U.S. Court of Appeals for the Fifth Circuit. On January 30, 2026, the Fifth Circuit reversed on prejudice only and modified the dismissal to be without prejudice. On April 23, 2026, the plaintiffs filed a second amended complaint.

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

Latin American Tax Indemnification Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. However, we agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 9—Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $83 million in excess of the amount accrued as of March 31, 2026.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants our affiliate Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195 pending in Colorado District Court, Boulder, Colorado. In September 2025, the court vacated the trial date because the defendants reached agreements in principle to settle with virtually all of the plaintiffs, which have been finalized. The court scheduled a trial involving the last remaining individual plaintiff for September 2026.

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

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 17—Commitments, Contingencies and Other Items to the consolidated financial statements and accompanying notes in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider insignificant may ultimately affect us materially.

Note 12—Other Financial Information

Other Current Assets, Net

The following table presents details of other current assets, net reflected on our consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$473	404
Income tax receivable	9	468
Materials, supplies and inventory	132	165
Contract assets	17	18
Contract acquisition costs	93	98
Contract fulfillment costs	141	136
Other	28	18
Total other current assets, net(1)	$893	1,307
______________________________________________________________________
(1)    As of December 31, 2025, this amount excludes $30 million of other current assets associated with the disposal group classified as held for sale.

Current Liabilities

Included in accounts payable as of March 31, 2026 and December 31, 2025 were $348 million and $463 million, respectively, associated with capital expenditures.

Note 13—Accumulated Other Comprehensive Loss

Information Relating to 2026

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2025	$(848)	271	(24)	(601)
Other comprehensive income (loss) before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss	27	(10)	—	17
Net current-period other comprehensive income (loss)	27	(10)	3	20
Balance as of March 31, 2026	$(821)	261	(21)	(581)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component:

Three Months Ended March 31, 2026	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$31	Other income, net
Prior service credit	(8)	Other income, net
Total before tax	23
Income tax benefit	(6)	Income tax expense (benefit)
Net of tax	$17
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive loss before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss	26	(6)	—	20
Net current-period other comprehensive income (loss)	26	(6)	3	23
Balance as of March 31, 2025	$(977)	314	(37)	(700)

The table below presents further information about our reclassifications out of accumulated other comprehensive loss by component:

Three Months Ended March 31, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$29	Other income, net
Prior service credit	(2)	Other income, net
Total before tax	27
Income tax benefit	(7)	Income tax expense (benefit)
Net of tax	$20
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Note 14—Labor Union Contracts

As of March 31, 2026, approximately 16% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). Approximately 8% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12-month period ending March 31, 2027.

Note 15—Subsequent Event

Pending Acquisition

On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, LLC ("Level 3 Communications"), entered into an agreement and plan of merger to acquire Alkira, Inc. ("Alkira"). Pursuant to the merger agreement, Apollo Sub, Inc., a wholly owned subsidiary of Level 3 Communications, will be merged with and into Alkira, with Alkira surviving the merger as a wholly-owned subsidiary of Level 3 Communications, for $475 million in cash subject to customary working capital and other post-closing adjustments. The transaction is subject to customary closing conditions and regulatory review. We currently expect the transaction to close in the third quarter of 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") provides an overview of our financial performance, liquidity, and the business environment in which we operate. This discussion is intended to help readers understand our results and key factors influencing our operations. The MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 and with the consolidated financial statements and accompanying notes in Item 1 of Part I of this report. Unless otherwise indicated, all references to “Notes” in this section refer to the Notes to Consolidated Financial Statements in Item 1 of Part I of this report.

This section includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those expressed or implied. For a discussion of these risks and uncertainties, see (i) "Special Note Regarding Forward-Looking Statements" immediately prior to Item 1 of Part I of this report, (ii) "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A in this report, and (iii) our other SEC filings.

Interim results are not necessarily indicative of results for the entire year, and actual results may differ materially from those expressed or implied.

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

As of March 31, 2026, we had approximately 21,000 employees.

Products and Services

We categorize revenue from our operations within the products and services listed below based on the customers we serve.

•Business customers: Serves enterprise and wholesale customers through five distinct sales channels: Large Enterprise, Mid-Market Enterprise, Public Sector, Wholesale, and International and Other. Revenue is reported under two product categories: Strategic and Legacy.

•Mass Markets customers: Serves residential and small business customers. Revenue is reported under three product categories: Fiber Broadband, Other Broadband, and Voice and Other.

From time to time, we may change the categorization of our products and services. For additional information see Note 4—Revenue Recognition.

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

•manage our non-core business for cash flow; and

•strengthen our financial position and performance through our modernization and simplification initiatives, designed to lower costs and reduce debt.

These strategic initiatives are intended to support our efforts to build the backbone of the AI economy, cloudify and agentify telecom, and scale a programmable, partner‑driven connectivity platform for hyperscalers and enterprises.

2026 Divestiture

On May 21, 2025, we entered into a definitive agreement to sell our Mass Markets Fiber-to-the-Home business in the Territory to AT&T (the "Mass Markets Fiber-to-the-Home divestiture"). On February 2, 2026, we completed the Mass Markets Fiber-to-the-Home divestiture in exchange for pre-tax cash proceeds of $5.72 billion, which are subject to working capital and other negotiated post-closing adjustments. In connection with the sale, we have entered into a transition services agreement under which we will provide to AT&T various support services and certain long-term agreements under which we and AT&T will provide to each other various network and other commercial services.

Current Business Environment and Macroeconomic Factors

The macroeconomic environment in which we operate remains dynamic and continues to affect our business. Key factors that have impacted us and our customers include:

•Revenue mix: Shifts in technology and economic conditions have driven us to continuously review our strategy. We expect to see continued reduction in legacy voice, broadband, and other legacy services, while fueling growth in our strategic products.

•Inflationary pressures and build costs: Rising costs for labor, materials, and energy have increased operating expenses and capital expenditures, particularly to support our continued PCF buildout and other network transformations.

•Supply constraints: Shortages of critical components and other materials have slowed certain network expansion efforts.

•Geopolitical instability: The conflict in the Middle East, including disruptions and heightened uncertainty regarding commercial transit through the Strait of Hormuz, has disrupted global shipping routes and increased cybersecurity threats targeting telecommunications infrastructure. While we have not experienced a direct material impact to date, prolonged instability could affect our supply chain, increase operating costs, and elevate risks to our network infrastructure.

•Customer behavior: Certain customers have delayed purchasing decisions, which has occasionally impacted sales cycles.

To date, we do not believe these factors have materially impacted our financial performance or position. However, ongoing economic and geopolitical uncertainty including risks arising from the conflict in the Middle East, tariffs, inflation, and supply constraints could increase costs, reduce revenues, delay network expansion, or disrupt service delivery, which could materially impact our results. If these conditions persist, our projected cash flows and market capitalization could decline. For further information relating to these matters, see “— Trends Impacting Our Operations” below and "Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

•Legacy decline and margin pressure: Legacy wireline services continue to shrink, while newer offerings often delivering lower margins — especially those involving third-party connectivity — necessitating cost optimization and pricing discipline.

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

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share amounts)
Operating revenue	$2,899	3,182
Operating expenses	2,297	3,075
Operating income	602	107
Total other expense, net	(425)	(352)
Income (loss) before income taxes	177	(245)
Income tax expense (benefit)	377	(44)
Net loss	$(200)	(201)
Basic loss per common share	$(0.20)	(0.20)
Diluted loss per common share	$(0.20)	(0.20)

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 4—Revenue Recognition:

	Three Months Ended March 31,		% Change
	2026	2025
	(Dollars in millions)
Business Revenue:
Strategic	$1,246	1,139	9%
Legacy	1,198	1,385	(14)%
Total Business Revenue	2,444	2,524	(3)%
Mass Markets Revenue
Fiber Broadband	92	209	(56)%
Other Broadband	205	257	(20)%
Voice and Other	158	192	(18)%
Total Mass Markets Revenue	455	658	(31)%
Total consolidated operating revenue	$2,899	3,182	(9)%

Operating revenue decreased $283 million. The following were primary drivers within each revenue category:

•Strategic revenue increased $107 million. This was primarily as a result of:

◦an increase of $71 million in revenue from dark fiber and conduit; and

◦an increase of $19 million from growth in IP services.

•Legacy revenue decreased $187 million. This was primarily as a result of:

◦a decrease of $80 million in VPN services; and

◦a decrease of $71 million in voice services and private line services.

•Fiber Broadband revenue decreased $117 million. This was primarily as a result of:

◦fewer Mass Market subscribers as a result of our divestiture of the Mass Markets Fiber-to-the-Home business, as further described above.

•Other Broadband revenue decreased $52 million. This was primarily as a result of:

◦fewer Mass Market customers for our low speed copper-based broadband services.

•Voice and Other revenue decreased $34 million. This was primarily as a result of:

◦the continued loss of copper-based Mass Market voice customers.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended March 31,		% Change
	2026	2025
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,435	1,687	(15)%
Selling, general and administrative	794	675	18%
Net gain on sale of business	(596)	—	nm
Depreciation and amortization	664	713	(7)%
Total operating expenses	$2,297	3,075	(25)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $252 million. This was primarily as a result of:

•a decrease of $182 million in network expense;

•a decrease of $91 million in employee-related expenses; and

•an offsetting increase of $24 million in professional fees.

Selling, General and Administrative

Selling, general and administrative expenses increased $119 million. This was primarily as a result of:

•an increase of $93 million in employee-related expenses; and

•an increase of $26 million in hardware and software expenses.

Net Gain on Sale of Business

For a discussion of the net gain on sale of business that we recognized during the three months ended March 31, 2026, see Note 2—Divestiture.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended March 31,		% Change
	2026	2025
	(Dollars in millions)
Depreciation	$413	461	(10)%
Amortization	251	252	—%
Total depreciation and amortization	$664	713	(7)%

Depreciation decreased $48 million. This was primarily as a result of:

•a decrease of $43 million due to the discontinuation of the depreciation of the tangible assets of our Mass Markets Fiber-to-the-Home business held for sale during the second quarter of 2025.

Amortization decreased $1 million. This was primarily as a result of:

•an increase of $8 million associated with a net increase in amortizable assets; and

•an offsetting decrease of $5 million from accelerated amortization of software assets in 2025.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax expense (benefit):

	Three Months Ended March 31,		% Change
	2026	2025
	(Dollars in millions)
Interest expense	$(225)	(347)	(35)%
Net loss on early retirement of debt	(226)	(35)	nm
Other income, net	26	30	(13)%
Total other expense, net	$(425)	(352)	21%
Income tax expense (benefit)	$377	(44)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased $122 million. This was primarily as a result of:

•a decrease in average outstanding long-term debt of $3 billion; and

•a decrease in average interest rate from 7.67% to 6.77%.

Net Loss on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net loss on debt we recognized for the three months ended March 31, 2026, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to our consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of the 2025 transactions that resulted in the net gain on debt recognized for the three months ended March 31, 2025.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(26)	(46)
Foreign currency (loss) gain	(4)	2
Transition and separation services	41	37
Interest income	14	21
Other	1	16
Total other income, net	$26	30

Income Tax Expense

Our effective tax rate was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Effective tax rate	213.0%	18.0%

Our effective tax rate for the three months ended March 31, 2026 was driven primarily by tax attributable to nondeductible goodwill from the Mass Markets Fiber-to-the-Home divestiture. Our effective tax rate for the three months ended March 31, 2025 includes an unfavorable impact of interest on our uncertain tax position reserves.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Sources and Uses of Cash

As a holding company, we rely on cash flows and capital resources from our subsidiaries to meet our parent-level liquidity needs. Access to subsidiary cash may be limited by debt terms, tax considerations, legal restrictions, or other limitations; see "— Debt Instruments and Financing Arrangements" below and Note 5—Long-Term Debt and Credit Facilities.

Our primary source of liquidity is cash from operating activities. We also use our revolving credit facilities as a source of liquidity for operating activities and our other cash requirements. In addition, our recently completed Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, generated significant cash proceeds, which have been primarily used to pay down debt as described below, but will also reduce our base of income-generating assets that generate our recurring cash from operating activities. Key uses of cash include operating expenses, capital expenditures, debt service, income taxes, share repurchases, pension contributions, and other benefit payments.

Key balances as of March 31, 2026 included:

•Cash and cash equivalents: $1.6 billion

•Revolving credit availability (net of undrawn letters of credit): $769 million

•Total consolidated indebtedness: $13.1 billion

As of March 31, 2026, $102 million of our cash and cash equivalents was held outside the U.S. Certain subsidiary debt covenants may limit upstreaming of cash. We currently believe there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing significant U.S. or foreign taxes. Other than excess foreign cash held in India, we do not currently intend to repatriate to the United States material amounts of our foreign cash and cash equivalents.

We regularly review liquidity and capital allocation strategies with senior management and the Board of Directors, adjusting as strategies and conditions change.

On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, LLC, entered into an agreement and plan of merger to acquire Alkira, Inc. for aggregate cash consideration of $475 million, subject to customary adjustments. We currently expect the transaction to close in the third quarter of 2026. For additional information, see Note 15 — Subsequent Event.

Based on current assumptions, we believe our liquidity sources — operating cash flows, available cash, and credit capacity — will be sufficient to fund liquidity requirements and strategic investments for at least the next 12 months. For additional information on risks that could affect liquidity, see “Risk Factors — Financial Risks” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Three Months Ended March 31,		$ Change
	2026	2025
	(Dollars in millions)
Net cash provided by operating activities	$1,323	1,095	228
Net cash provided by (used in) investing activities	4,050	(769)	(4,819)
Net cash used in financing activities	(4,751)	(314)	4,437

Operating Activities

Net cash provided by operating activities increased $228 million. This was primarily as a result of:

•cash allocated to operating activities received as part of the divestiture of our Mass Markets Fiber-to-the-Home business associated with the fair value of the contractual credits and commercial agreements described in Note 2—Divestiture;

•an offsetting increase in net loss adjusted for non-cash expenses and gains; and

•an offsetting decrease in working capital as a result of timing of payments and collections on payables and receivables. This decrease is partially offset by an increase in deferred revenue related to receipt of advance cash payments, partially pursuant to our recent sales of PCF solutions.

Cash provided by operating activities is subject to variability period over period as a result of timing differences, including with respect to the collection of receivables and payments of interest expense, accounts payable, and bonuses.

For additional information about our operating results, see "RESULTS OF OPERATIONS" above.

Investing Activities

Net cash provided by (used in) investing activities changed by $4.8 billion. This was primarily as a result of:

•an increase of $5.0 billion due to proceeds from the Mass Markets Fiber-to-the-Home divestiture discussed elsewhere herein.

Financing Activities

Net cash used in financing activities increased $4.4 billion. This was primarily as a result of:

•an increase in net payments of long-term debt and lower proceeds from issuance of long-term debt.

See Note 5—Long-Term Debt and Credit Facilities for additional information on our outstanding debt securities.

Short-term Liquidity

As of March 31, 2026, we held cash and cash equivalents of $1.6 billion and had $769 million of borrowing capacity available under our $954 million revolving credit facilities, net of undrawn letters of credit. These resources, together with cash generated from operating activities and any remaining proceeds from the Mass Markets Fiber-to-the Home divestiture, which closed February 2, 2026, represent our primary sources of liquidity for the next 12 months.

As of March 31, 2026, based on our current capital allocation objectives, we project expenditures for the next 12 months to include, among others, the following:

•Capital expenditures: $3.2 to $3.4 billion, primarily for network modernization and fiber expansion.

•Debt service: $35 million of finance lease obligations.

We expect to fund these expenditures primarily through operating cash flows, supplemented by available cash and borrowing capacity as needed. Based on current assumptions, we believe our liquidity sources will be sufficient to fund liquidity requirements and strategic investments for at least the next 12 months.

For additional information on short-term liquidity needs, see “Future Contractual Obligations” below.

Long-term Liquidity

Beyond the next 12 months, we plan to refinance a substantial portion of maturing debt through future debt issuances, subject to market conditions and covenant restrictions. Our ability to access capital markets depends on our credit ratings and prevailing interest rates and market conditions, and we cannot assure favorable terms for future borrowings. We may also consider other sources of liquidity, such as equity offerings or asset dispositions, depending on market conditions.

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

Impact of Strategic Transactions on Liquidity

Our liquidity and capital resources have been influenced by several strategic actions aimed at optimizing our financial position, enhancing flexibility, and supporting long-term transformation initiatives. Key actions include:

•Recent divestiture: The Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, generated significant cash proceeds to strengthen our financial position but is expected to reduce recurring operating cash flows. The Mass Markets Fiber-to-the-Home divestiture is also expected to reduce our Mass Markets fiber-related capital expenditures by approximately $1 billion annually. While this transaction is expected to reduce recurring revenue and operating cash flows, we believe it will sharpen our focus on enterprise. It has also delivered significant cash proceeds to strengthen our financial position.

•PCF agreements: Advance payments under PCF agreements increased operating cash flow and deferred revenue. These payments vary by quarter and are applied to fund network expansion and simplification projects, which increases capital expenditures. We expect to enter into additional agreements in the future to sell products and services as part of our PCF solutions but cannot provide any assurances as to whether and when we may enter into these additional agreements or the anticipated benefits thereof. See "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

•Rural Digital Opportunity Fund ("RDOF") relinquishment: In January 2026, we paid $99 million for remittance of awards and associated fees related to the voluntary relinquishment of our RDOF awards. As a result, we will no longer receive funding through the RDOF program.

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

•developing new services; and

•replacing aging network assets.

These investments are intended to support the execution of our strategy discussed above and aim to improve service quality, drive innovation, and position us to meet future demand.

For additional details on our capital spending, see "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025 and “Cash Flow Activities — Investing Activities” and “Impact of Strategic Transactions on Liquidity,” above.

Debt Instruments and Financing Arrangements

Debt Instruments

We actively manage our capital structure through a series of transactions designed to enhance financial flexibility and optimize our debt profile to address upcoming maturities and support ongoing transformation initiatives.

Key debt balances as of March 31, 2026 included:

•Secured debt outstanding: $6.8 billion

•Unsecured debt outstanding: $6.0 billion

•Revolving credit availability (net of undrawn letters of credit): $769 million

For additional details on our debt and financing instruments and the debt activity below, see Note 5—Long-Term Debt and Credit Facilities.

2026 Debt Activity, to date:

•Senior Secured Notes Issuance and Second Lien Tender Offers — First Quarter 2026: Level 3 Financing, Inc. issued an additional $650 million of its 8.500% Senior Notes due 2036. Net proceeds from this offering were used to fund the purchase of $607 million of its Second Lien notes, including:

◦$595 million 4.875% Second Lien Notes due 2029;

◦$8 million 4.500% Second Lien Notes due 2030; and

◦$4 million 3.875% Second Lien Notes due 2030

•Repurchases of Debt Instruments — First Quarter 2026: Lumen applied $4.8 billion of the pre-tax proceeds from the Mass Markets Fiber-to-the-Home divestiture, along with cash on hand, to complete the following transactions:

◦Redeem the following outstanding notes in full:

▪$331 million 4.125% Superpriority Senior Secured Notes due 2029;

▪$477 million 4.125% Superpriority Senior Secured Notes due 2030; and

▪$439 million 10.000% Secured Notes due 2032.

◦Repay all of the outstanding term loans due under our Superpriority Revolving/Term Loan A Credit Agreement; and

◦Repay all of the outstanding amounts due under our Superpriority Term B Credit Agreement in full satisfaction and discharge of its obligations thereunder.

◦The following debt instruments were also repurchased in the first quarter of 2026:

•Level 3 Financing Inc. repurchased on the open market $1 million aggregate principal amount of its 4.875% Second Lien Notes due 2029.

•Qwest Capital Funding, Inc. repurchased on the open market $4 million aggregate principal amount of its 6.875% Senior Notes due 2028.

•Revolving Credit Agreement — Second Quarter 2026: On April 14, 2026, we entered into the Revolving Credit Agreement (the “Credit Agreement”) providing for a revolving credit facility with commitments of $825 million. In connection with entry into the Credit Agreement, the revolving commitments outstanding under our Superpriority Revolving/Term A Credit Agreement were permanently reduced to zero and terminated. For additional information, see Note 5—Long-Term Debt and Credit Facilities—Subsequent Events.

•Exchange Offers and Consent Solicitations — Second Quarter 2026: On April 20, 2026, Qwest Corporation (“Qwest”), our indirect wholly-owned subsidiary, commenced offers to exchange (the "Exchange Offers") certain of its outstanding notes, consisting of $978 million aggregate principal amount of 6.500% Notes due 2056 and $660 million aggregate principal amount of 6.750% Notes due 2057 (collectively, the "Old Qwest Notes"), for newly issued 6.500% Notes due 2056 and 6.750% Notes due 2057 (collectively, the "New Qwest Notes") having the same aggregate principal amounts, interest rates, maturities and other key terms, but which will be fully and unconditionally guaranteed on an unsecured basis by us. In connection with the Exchange Offers, we are also soliciting consents from holders of each series of Old Qwest Notes to certain proposed amendments to the indentures (“Old Qwest Indentures”) governing the Old Qwest Notes, which would, among other things, eliminate substantially all of the restrictive covenants in the applicable indenture. In connection with the Exchange Offers, we intend to delist the Old Qwest Notes from the New York Stock Exchange (the "NYSE") and deregister the Old Qwest Notes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On April 30, 2026, Qwest filed a Notification of Removal from Listing on Form 25 with the SEC in connection with the delisting of the Old Qwest Notes from the NYSE. Qwest intends to cease filing reports with the SEC under the Exchange Act with respect to the New Qwest Notes, in reliance on Rule 12h-5 under the Exchange Act, subject to Lumen's periodic reports containing the disclosures required by Rule 13-01 of Regulation S-X. Lumen has applied to list the New Qwest Notes on the NYSE. As of the date of this filing, the Exchange Offers remain pending. For additional information, see Note 5—Long-Term Debt and Credit Facilities—Subsequent Events.

•Supplemental Indentures and Lumen Parent Guarantee — Second Quarter 2026: On April 30, 2026, Lumen entered into supplemental indentures in connection with Level 3 Financing’s first lien notes due 2033 and 2034 and entered into a parent guarantee agreement with respect to Level 3 Financing’s credit facilities. These arrangements provide for Lumen to unconditionally guarantee, on a senior unsecured basis and subject to release in accordance with their terms, certain obligations of Level 3 Financing and were implemented to simplify the reporting obligations of Level 3 Parent and its subsidiaries, including by permitting Level 3 Parent to satisfy certain reporting requirements under its debt agreements by furnishing Lumen’s Exchange Act reports. For additional information, see Note 5—Long-Term Debt and Credit Facilities—Subsequent Events.

Liquidity and Credit Facilities Availability

As of March 31, 2026, we maintained $954 million of superpriority revolving credit facilities capacity, with no amounts outstanding and $185 million in undrawn letters of credit.

As of March 31, 2026, we had $188 million undrawn letters of credit, including the aforementioned $185 million issued under our revolving credit facilities, and $3 million issued under a separate facility maintained by certain Lumen subsidiaries, the majority of which is collateralized by cash.

In addition to indebtedness under their above-mentioned credit agreements, Lumen and Level 3 Financing are indebted under their respective outstanding senior notes, and certain of Lumen's other subsidiaries are indebted under their respective outstanding senior notes.

For detailed terms, maturities, covenants, and outstanding balances, see Note 5—Long-Term Debt and Credit Facilities and "— Other Matters" below.

Future Debt Transactions

Subject to market conditions, we expect to continue issuing debt securities as needed to refinance maturing obligations, including subsidiary debt, consistent with our capital allocation strategies and covenants. Availability, interest rates, and other terms of new borrowings will depend on credit ratings and market conditions, among other factors.

As of the filing date of this report, credit ratings for our and our subsidiaries' senior secured and unsecured debt were:

Borrower	Moody's Investors Service, Inc.(1)	Standard & Poor's	Fitch Ratings(1)
Lumen Technologies, Inc.:
Secured	B3/Caa1	B+	BB
Unsecured	Caa1	B	BB

Level 3 Financing, Inc.:
Secured	Ba3	B+	BB
Unsecured	B3	B-	B-

Qwest Corporation:
Unsecured	Caa1	B	BB
_______________________________________________________________________________
(1) In February 2026, both Moody's and Fitch upgraded our corporate family ratings to B2 and B, representing a one-notch and two-notch upgrade, respectively.

Future changes in these ratings could impact our access to capital and borrowing costs. We cannot be certain that we will be able to borrow additional funds on favorable terms, or at all. See "Risk Factors — Financial Risks" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Income Tax Obligations

Net Operating Loss Carryforwards

As of December 31, 2025, we had $982 million of U.S. federal net operating loss carryforwards ("NOLs") that may be used to offset future federal taxable income. A portion of the NOLs are subject to annual usage limits under Section 382 of the Internal Revenue Code. We have a Section 382 Rights Agreement in place through late 2026 to help preserve our ability to use these NOLs. We expect to use substantially all remaining NOLs in future years, but we cannot assure you we will be able to utilize these federal NOLs as projected or at all.

See Note 15—Income Taxes, in Item 8 and "Risk Factors — Financial Risks — We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the One, Big Beautiful Bill Act, which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. We filed a refund claim for approximately $400 million of 2025 federal estimated income taxes that we anticipate receiving in the first half of 2026. We do not expect these provisions to have a material impact on our 2026 effective tax rate but they are expected to significantly reduce our overall 2026 federal income tax liability.

The Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules introducing a new global minimum corporate tax of 15% for tax years effective after December 31, 2023. While the U.S. has not adopted Pillar Two legislation, certain countries in which we operate have already adopted legislation to implement Pillar Two. On January 5, 2026, the OECD announced the Side-by-Side ("SbS") package, implemented as administrative guidance and modifying the operation of Pillar Two rules that would fully exempt U.S.-parented groups from the application of certain Pillar Two top-up taxes. The SbS package also extends the current Transitional Country-by-Country Reporting Safe Harbor by one year, through the end of fiscal year of 2027. The Pillar Two rules have increased our compliance requirements, but we do not expect them to materially impact our 2026 results. We continue to monitor evolving global and domestic tax legislation and administrative guidance.

Pension and Post-retirement Benefit Obligations

We maintain significant pension and post-retirement benefit plans that require ongoing cash outflows and may affect our liquidity and financial flexibility. These obligations are sensitive to market conditions and actuarial assumptions, and adverse changes could increase funding requirements and reduce cash available for other uses.

Funding and Contributions

Benefits paid by our qualified pension plan (the "Combined Pension Plan") are paid through a trust that holds the plan's assets. Based on current laws and circumstances, we do not expect required contributions in 2026.

We occasionally make voluntary contributions in excess of required amounts. During 2026, we made a voluntary contribution of $101 million to the Combined Pension Plan trust.

Any additional contributions could reduce available cash and impact liquidity.

Post-retirement Benefits

Substantially all post-retirement health care and life insurance benefits are unfunded, and benefits are paid directly by us with available cash. In 2026, we expect to pay $181 million of post-retirement benefits, net of participant contributions and direct subsidies.

For additional information on our expected future benefits payments for our post-retirement benefit plan, see Note 11—Employee Benefits, in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Future Contractual Obligations

For information regarding our estimated future contractual obligations, see the MD&A discussion included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

Other Matters

Cash Management and Loan Arrangements

We have cash management and loan arrangements with a majority of our income-generating subsidiaries, in which a substantial portion of the aggregate cash of those subsidiaries is periodically advanced or loaned to us or our service company affiliate. Although we periodically repay these advances to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these arrangements. In accordance with generally accepted accounting principles ("GAAP"), these arrangements are reflected in the balance sheets of our subsidiaries but are eliminated in consolidation and therefore not recognized on our consolidated balance sheets. For additional information, see "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Legal Proceedings and Other Contingent Liabilities

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of March 31, 2026, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 11—Commitments, Contingencies and Other Items and the risk factor disclosures included under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

We are also involved in various other legal proceedings that could substantially impact our financial position. See Note 11—Commitments, Contingencies and Other Items for additional information.

Critical Accounting Estimates

Our consolidated financial statements included in Item 1 of Part I of this report have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

Level 3 Parent, LLC

Level 3 Parent, LLC, our wholly owned subsidiary, had the following results of operations, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	Three Months Ended March 31,
	2026	2025
	Level 3 Parent, LLC
	(Dollars in millions)
Operating revenue	$1,595	1,575
Operating revenue-affiliates	78	72
Total operating revenue	1,673	1,647
Cost of services and products (exclusive of depreciation and amortization)	710	721
Selling, general and administrative	299	251
Operating expenses - affiliates	282	256
Depreciation and amortization	350	338
Total operating expenses	1,641	1,566
OPERATING INCOME	32	81
Interest expense	(149)	(215)
Interest income - affiliate	69	71
Net loss on early retirement of debt	(77)	(34)
Other income, net	6	16
Total other expense, net	(151)	(162)
Income tax benefit	(30)	(21)
NET LOSS	$(89)	(60)

The following table presents summarized financial information reflected in our consolidated balance sheets, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	March 31, 2026	December 31, 2025
	Level 3 Parent, LLC
	(Dollars in millions)
Cash and cash equivalents	$998	380
Note receivable - affiliate	2,668	2,668
Other current assets	1,366	1,070
Property, plant, and equipment, net of accumulated depreciation of $4,849 and $4,772	9,380	9,030
Operating lease assets - affiliates	133	159
Other noncurrent assets	4,141	4,346
Total assets	$18,686	17,653
Current maturities of long-term debt	$34	36
Accounts payable - affiliates	378	312
Current operating lease liabilities - affiliates	68	80
Other current liabilities	2,104	2,212
Long-term debt	9,763	9,627
Noncurrent deferred revenue	7,144	6,054
Noncurrent operating lease liabilities - affiliates	63	76
Other noncurrent liabilities	991	1,028
Total member’s deficit	(1,859)	(1,772)
Total liabilities and member’s deficit	$18,686	17,653

The following table presents summarized financial information reflected in our consolidated statements of cash flows, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	Three Months Ended March 31,
	2026	2025
	Level 3 Parent, LLC
	(Dollars in millions)
Net cash provided by operating activities	$1,136	804
Capital expenditures	(583)	(311)
Other investing activities, net	14	5
Net cash used in investing activities	(569)	(306)
Net cash provided by (used in) financing activities	51	(157)
Net increase in cash, cash equivalents and restricted cash	$618	341

Cash, cash equivalents and restricted cash at beginning of period	$382	602
Cash, cash equivalents and restricted cash at end of period	$1,000	943

Supplemental cash flow information:
Interest paid (net of capitalized interest of $24 and $12)	$(143)	(140)

Qwest Corporation

Qwest Corporation is our wholly owned subsidiary and has two series of currently outstanding Senior Notes, the Old Qwest Notes.

In connection with the registration, anticipated listing and proposed issuance of the New Qwest Notes, which would be fully and unconditionally guaranteed by us on an unsubordinated unsecured basis, we have presented below the accompanying summarized financial information pursuant to Rule 13-01 of Regulation S-X "Guarantors and issuers of guaranteed securities registered or being registered."

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X:

Three Months Ended March 31, 2026
Qwest Corporation
(Dollars in millions)
Operating revenue	$609
Operating revenue - affiliates	442
Operating expenses	779
Operating expenses - affiliates	225
OPERATING INCOME	47
NET LOSS	(226)

The following tables present summarized financial information reflected in our consolidated balance sheets:

	March 31, 2026	December 31, 2025
	Qwest Corporation
	(Dollars in millions)
Advances to affiliates	$2,626	666
Note receivable - affiliate	1,476	937
Other current assets	351	2,902
Other noncurrent assets	11,264	11,315
Other current liabilities	640	653
Affiliate obligations, net	388	399
Other noncurrent liabilities	3,999	3,852

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2026, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Interest Rate Risk

Our management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the risk. From time to time, we have used derivative instruments to convert variable interest rates to fixed rates. We maintain policies and procedures governing risk assessment, approval, reporting, and monitoring of derivative activities. As of March 31, 2026, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of March 31, 2026, we had $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our unhedged floating rate debt would, among other things, decrease our annual income (loss) before income taxes by $24 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, the Company continued to implement its new enterprise resource planning (“ERP”) system. The ERP system implementation is substantially complete, with the final phase live in the second quarter of 2026. The Company expects to continue post‑implementation refinements to processes and controls during 2026. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. The Company will continue to monitor further changes during subsequent periods to evaluate the effectiveness of internal control over financial reporting.

Except for changes in controls related to the ERP implementation noted above, there have been no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

The information required under this Part II, Item 1 is set forth under the subheadings "Principal Proceedings" and "Other Proceedings, Disputes and Contingencies" in Note 11—Commitments, Contingencies and Other Items in Item 1 of Part I of this report and is incorporated herein by reference. The ultimate outcome of the matters described in Note 11 may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing in such Note, and proceedings currently viewed as not significant by us may ultimately materially impact us. For more information, see “Risk Factors—Legal and Regulatory Risks—Our pending legal proceedings could have a material adverse impact on us” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the additional disclosure below.

Risks relating to the exchange offers and the consent solicitations, as described in Note 5—Long-Term Debt and Credit Facilities, are set forth in Lumen’s Registration Statement on Form S-4 (File No. 333-295091-01) and the related prospectus.

We may be unable to successfully identify, complete, integrate and realize the benefits of acquisitions or manage the associated risks, all of which could have a material adverse effect on our business, financial condition and results of operations.

We may opportunistically consider acquisitions or investments in order to, among other things, expand our products, services and technologies, and some of these acquisitions or investments may be material. There can be no assurance that we will successfully identify suitable candidates in the future for strategic transactions at acceptable prices or at all. Even if we do identify suitable candidates, we may not have sufficient capital resources or financing opportunities to finance potential acquisitions or be able to consummate any desired transactions. Financing acquisitions may require the incurrence of additional indebtedness, which may increase our interest expense and subject us to additional restrictive covenants, or the issuance of equity securities, which could be dilutive to our shareholders.

Failure to complete potential acquisitions in which we have invested time and resources, such as the acquisition of Alkira, whether as a result of failure to meet or waive closing conditions, receive necessary regulatory approvals, obtain financing (where applicable) or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Integration of acquired companies involves a number of risks and challenges, which may include, but are not limited to:
•diversion of management’s attention from operating our business;
•retaining and developing our relationships with key clients and seeking new revenue opportunities;
•failing to retain key personnel of acquired companies, particularly to competitors, or facing resultant labor disputes, strikes or similar disruptions;
•facing legal and other risks and liabilities relating to the acquisition or the acquired entity’s historic operations, which may be unanticipated or undisclosed and for which we may not be indemnified fully or at all;
•integration of our operations, including networks, products, services and technologies;

•completion of post-acquisition activities, such as alignment of employee cultures, corporate and accounting policies, controls and procedures, employee transfers and moves, information systems integration, optimization of product and service offerings and the establishment of control over new operations;
•information systems and other platform integration, including, where applicable, effective disclosure controls and procedures and internal control over financial reporting for the combined company;
•difficulty comparing and integrating financial reporting due to differing financial and/or internal reporting systems;
•making any necessary modifications to internal control over financial reporting to comply with applicable rules and regulations; and
•possible tax costs or inefficiencies associated with integrating the operations of the combined company.

These and other factors could cause us to not fully or timely integrate acquired companies, including Alkira, into our business and to fail to realize the anticipated growth, financial and/or strategic benefits, including but not limited to anticipated revenues and synergies of the acquisition, or cause the costs of achieving these benefits and synergies to be higher than expected, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, following the completion of acquisitions, we may be required to rely on the seller to provide administrative and other support, including financial reporting and internal control over financial reporting, and other transition services to the acquired business for a period of time. There can be no assurance that the seller will do so in a manner that is acceptable to us or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their restricted stock-based awards during the first quarter of 2026 to satisfy the related tax withholding obligations:

	Total Number of Shares Withheld for Taxes	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
January 1 - January 31, 2026	35,749	$7.91	—	—
February 1 - February 28, 2026	—	$—	—	—
March 1 - March 31, 2026	4,484,886	$7.09	—	—
Total	4,520,635

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits filed or furnished as part of this report are listed below.

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
3.1	Composite Articles of Incorporation of the Registrant, as amended and restated through May 13, 2025.	Registrant	8-K Exhibit No. 3.1	5/15/2025
3.2	Amended and Restated Bylaws of the Registrant, as amended and restated through February 18, 2026.	Registrant	10-K Exhibit No. 3.2	2/20/2026
4.1
Second Supplemental Indenture, dated as of January 9, 2026, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as issuer, and Wilmington Trust, National Association, as trustee and collateral agent, relating to the 4.875% Second Lien Notes due 2029 of Level 3 Financing, Inc.
		Registrant Level 3	8-K Exhibit No. 4.3	1/9/2026
10.1
Revolving Credit Agreement, dated as of April 14, 2026, among Lumen Technologies, Inc., as borrower, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent and collateral agent.
		Registrant	8-K Exhibit No. 10.1	4/16/2026
10.2
First Supplemental Indenture, dated as of April 30, 2026, among Lumen Technologies, Inc., Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee, and Wilmington Trust, National Association, as collateral agent, relating to the 6.875% First Lien Notes due 2033.
		Registrant Level 3	8-K Exhibit No. 10.1	4/30/2026
10.3
First Supplemental Indenture, dated as of April 30, 2026, among Lumen Technologies, Inc., Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as issuer, and U.S. Bank Trust Company, National Association, as trustee, and Wilmington Trust, National Association, as collateral agent, relating to the 7.000% First Lien Notes due 2034.
		Registrant Level 3	8-K Exhibit No. 10.2	4/30/2026
10.4
Lumen Parent Guarantee Agreement, dated as of April 29, 2026, by and among Lumen Technologies, Inc., Level 3 Financing, Inc., as borrower, and Wilmington Trust, National Association, as administrative agent.
		Registrant Level 3	8-K Exhibit No. 10.3	4/30/2026
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
101
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended March 31, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' (Deficit) Equity and (vi) the Notes to Consolidated Financial Statements.
Filed
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.				Filed
_______________________________________________________________________________
(1) For purposes of this column and when applicable, (i) "Registrant" means Lumen Technologies, Inc. (File No. 001-07784), formerly named Century Link, Inc., Century Tel, Inc. and Century Telephone Enterprises, Inc., (ii) “Qwest” means Qwest Corporation (File No. 001-03040), (iii) “Qwest Parent” means Qwest Communications International Inc. (File No. 001-15577), and (iv) “Level 3” means Level 3 Parent, LLC (File No. 001-35134), successor-in-interest to Level 3 Communications, Inc.
(2)Represents the date of filing the report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2026.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)