Form 10-Q
period 2026-06-30
Lumen Technologies, Inc.
filed 2026-08-04
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-7784

LUMEN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Louisiana		72-0651161
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
100 CenturyLink Drive,
Monroe,	Louisiana	71203
(Address of principal executive offices)		(Zip Code)
(318) 388-9000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, no par value per share	LUMN	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
Guarantees of Qwest Corporation's 6.500% Senior Notes due 2051, denominations of $25	CTGG	New York Stock Exchange
Guarantees of Qwest Corporation's 6.750% Senior Notes due 2052, denominations of $25	CTHH	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒
On July 31, 2026, 1,031,445,404 shares of common stock were outstanding.

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

•statements concerning our completed, pending, or proposed transactions, including with respect to the completed sale of our Mass Markets Fiber-to-the-Home business in 11 states (Arizona, Colorado, Florida, Idaho, Iowa, Minnesota, Nebraska, Nevada, Oregon, Utah, and Washington) (the "Territory") to a wholly owned subsidiary of AT&T Inc. ("AT&T") (the "Mass Markets Fiber-to-the-Home divestiture"), the acquisition of Alkira, Inc. ("Alkira"), including the integration and anticipated benefits and risks thereof, investments, product development, statements regarding federal and state broadband support programs, including their expected impact on competition in our markets, implementation of the new enterprise resource planning system, Private Connectivity FabricSM ("PCF"), initiatives related to artificial intelligence, other network capacity buildouts, transformation plans, deleveraging plans, modernization and simplification initiatives, participation in government programs, and other initiatives, including benefits or costs associated therewith;

•statements about our liquidity, profitability, profit margins, tax positions, tax assets, tax rates, asset values, contingent liabilities, growth opportunities, growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, product capabilities, impacts from regulatory and legislative developments, investment and expenditure plans, business strategies, leverage, capital allocation plans, financing or refinancing alternatives and sources, exchange offers, consent solicitations, debt issuances, debt guarantees, listings of debt securities, and our ability to manage the effects of ongoing geopolitical instability, including armed conflicts, tariffs, inflation, sanctions, supply constraints on our costs, revenues, network expansion plans, and service delivery, and the expected closing and benefits of acquisitions; and

•other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which incorporate words such as “may,” “will,” “would,” “could,” “should,” “plans,” “believes,” “expects,” “anticipates,” “estimates,” "forecasts," “projects,” "proposes," "targets," “intends,” “likely,” “seeks,” “hopes,” or variations or similar expressions with respect to the future.

These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are beyond our control. These forward-looking statements, and the assumptions upon which they are based, (i) are not guarantees of future results and are based on current expectations only, (ii) are inherently speculative, and (iii) are subject to a number of risks and uncertainties, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated, projected, or implied by us in those statements if one or more of these risks or uncertainties materialize, or if our underlying assumptions prove incorrect. All of our forward-looking statements are qualified in their entirety by reference to factors that could cause our actual results to differ materially from those anticipated, estimated, projected or implied by us in those forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to:

•our ability to successfully and timely implement our corporate strategies, including our transformation, modernization and simplification, buildout and deleveraging strategies and to successfully manage the decline of our legacy products;

•our ability to successfully respond to challenges with integrating, modernizing and digitally transforming our systems, capitalize on emerging market opportunities, especially artificial intelligence ("AI"), and innovate in response to new technologies and changing customer demands;

•our ability to fully realize, sustain, and achieve the anticipated benefits from the Mass Markets Fiber-to-the-Home divestiture and refinancing transactions, as well as any current or future acquisitions (including that of Alkira), divestitures and other material transactions, and to manage associated risks;

•the effects of intense competition from existing and future competitors, including increased pricing pressures;

•revenue and profitability declines associated with reduced pricing for legacy services and lower margins for many of our newer offerings;

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

•our ability to successfully and timely monetize our network-related assets through leases, commercial service arrangements or similar transactions (including as part of our PCF solutions);

•our ability to generate cash flows sufficient to fund our growth, interest payments on our substantial indebtedness, and other cash requirements;

•our dependence on cash flows from our subsidiaries;

•our complex debt structure and our ability to comply with our debt obligations and covenants, including our ability to make transfers of cash in compliance therewith;

•our obligations under the guarantees we have provided of indebtedness issued or incurred by our subsidiaries, including our unsecured guarantees of Qwest Corporation’s New Qwest Notes (as defined in Note 5 below) and of certain first lien notes and credit facility indebtedness of Level 3 Financing, Inc., the possibility that we may be required to perform under those guarantees, and the effects of the related simplification of our subsidiaries’ separate SEC reporting obligations;

•our ability to obtain future financing or refinancing on acceptable terms and the impact of changes in our debt ratings, our debt covenants, changes in interest rates, market conditions, and the macroeconomic environment on such ability;

•our ability to effectively retain and hire key personnel and to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•our ability to safeguard our network, and to avoid the adverse impact of cyber-attacks (including state-sponsored attacks targeting telecommunications infrastructure), security breaches, service outages, system failures, or similar events impacting our network or the availability and quality of our services;

•the negative impact of increases in the costs of our pension, healthcare, post-employment, or other benefits, including those caused by changes in capital markets, interest rates, mortality rates, demographics, or regulations;

•our reliance on other communications providers, key suppliers and vendors, key customer contracts and landowners and our ability to maintain positive relationships with key partners;

•our ability to timely obtain necessary hardware, software, equipment, services, governmental permits, and other items on favorable terms;

•the effects of, and our ability to comply with, complex and evolving regulations and judicial proceedings affecting our industry;

•the outcome of regulatory, governmental, or legislative actions relating to allegations regarding the potential environmental or public health impacts of lead-sheathed cables in our network infrastructure;

•any adverse developments in legal or regulatory proceedings involving us;

•our ability to protect and continue to use intellectual property necessary to conduct our operations;

•our ability to use our net operating loss carryforwards in the amounts projected and to fully realize any anticipated benefits from recently-enacted federal tax legislation;

•the effects of adverse weather, terrorism, epidemics, pandemics, war, rioting, vandalism, societal unrest, political discord, inflation, trade policy changes, trade wars and tensions, sanctions, armed conflicts (including the ongoing conflict in the Middle East) and other social, political, and economic factors; and

•other risks and uncertainties identified under the "Risk Factors" section or other portions of this report or in our other filings with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2025.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUE	$2,805	3,092	5,704	6,274
OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,415	1,624	2,850	3,311
Selling, general and administrative	779	755	1,573	1,430
Net loss (gain) on sale of business	31	—	(565)	—
Depreciation and amortization	668	688	1,332	1,401
Goodwill impairment	—	628	—	628
Total operating expenses	2,893	3,695	5,190	6,770
OPERATING (LOSS) INCOME	(88)	(603)	514	(496)
OTHER (EXPENSE) INCOME
Interest expense	(201)	(338)	(426)	(685)
Net gain (loss) on early retirement of debt (Note 5)	6	(236)	(220)	(271)
Other income, net	28	28	54	58
Total other expense, net	(167)	(546)	(592)	(898)
LOSS BEFORE INCOME TAXES	(255)	(1,149)	(78)	(1,394)
Income tax (benefit) expense	(54)	(234)	323	(278)
NET LOSS	$(201)	(915)	(401)	(1,116)
BASIC AND DILUTED LOSS PER COMMON SHARE
BASIC	$(0.20)	(0.92)	(0.40)	(1.12)
DILUTED	$(0.20)	(0.92)	(0.40)	(1.12)
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC	1,004,104	994,543	1,001,498	992,906
DILUTED	1,004,104	994,543	1,001,498	992,906
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
NET LOSS	$(201)	(915)	(401)	(1,116)
OTHER COMPREHENSIVE INCOME
Items related to employee benefit plans:
Change in net actuarial loss, net of tax of $(5), $(8), $(13) and $(15)	15	22	38	44
Change in net prior service cost, net of tax of $—, $1, $2 and $1	(1)	(1)	(7)	(3)
Foreign currency translation adjustment, net of tax of $—, $—, $— and $—	3	—	6	3
Other comprehensive income	17	21	37	44
COMPREHENSIVE LOSS	$(184)	(894)	(364)	(1,072)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	December 31, 2025
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,876	1,003
Accounts receivable, net of allowance of $45 and $67	1,377	1,314
Assets held for sale	—	4,285
Other current assets, net	856	1,307
Total current assets	4,109	7,909
Property, plant and equipment, net of accumulated depreciation of $24,377 and $23,744	20,300	19,575
OTHER ASSETS
Intangible assets, net	4,040	4,463
Other assets, net	2,333	2,395
Total other assets	6,373	6,858
TOTAL ASSETS	$30,782	34,342
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$56	88
Accounts payable	1,035	1,508
Accrued expenses and other liabilities
Salaries and benefits	654	854
Income and other taxes	755	279
Current operating lease liabilities	289	266
Interest	176	149
Other current liabilities	299	203
Liabilities held for sale	—	38
Current portion of deferred revenue	999	1,005
Total current liabilities	4,263	4,390
LONG-TERM DEBT	13,150	17,353
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	1,787	2,270
Benefit plan obligations, net	1,932	2,103
Deferred revenue	8,178	6,406
Other liabilities	2,960	2,937
Total deferred credits and other liabilities	14,857	13,716
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' DEFICIT
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 and 2,000 shares, issued and outstanding 7 and 7 shares	—	—
Common stock, no par value, authorized 2,200,000 and 2,200,000 shares, issued and outstanding 1,030,122 and 1,025,446 shares	19,178	19,185
Accumulated other comprehensive loss	(564)	(601)
Accumulated deficit	(20,102)	(19,701)
Total stockholders' deficit	(1,488)	(1,117)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,782	34,342
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
OPERATING ACTIVITIES
Net loss	$(401)	(1,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,332	1,401
Net gain on sale of business	(565)	—
Goodwill impairment	—	628
Deferred income taxes	(484)	(409)
Provision for uncollectible accounts	7	31
Net loss on early retirement of debt	220	271
Stock-based compensation	31	22
Changes in current assets and liabilities:
Accounts receivable	(68)	(80)
Accounts payable	(320)	172
Accrued income and other taxes	927	87
Other current assets and liabilities, net	(116)	(229)
Retirement benefits	(130)	(1)
Change in deferred revenue	1,772	718
Changes in other assets and liabilities, net	65	69
Other, net	24	101
Net cash provided by operating activities	2,294	1,665
INVESTING ACTIVITIES
Capital expenditures	(1,845)	(1,682)
Proceeds from sale of business	4,977	—
Proceeds from sale of property, plant and equipment, and other assets	21	31
Other, net	3	9
Net cash provided by (used in) investing activities	3,156	(1,642)
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	1,728	4,261
Payments of long-term debt	(6,253)	(4,284)
Debt issuance and extinguishment costs and related fees	(15)	(308)
Other, net	(37)	(13)
Net cash used in financing activities	(4,577)	(344)
Net increase (decrease) in cash, cash equivalents and restricted cash	873	(321)
Cash, cash equivalents and restricted cash at beginning of period	1,014	1,900
Cash, cash equivalents and restricted cash at end of period	$1,887	1,579
Supplemental cash flow information:
Income taxes refunded (paid), net	$136	(7)
Interest paid (net of capitalized interest of $83 and $72)	(371)	(676)
Supplemental noncash information regarding financing activities:
Cancellation of term loans as part of refinancings (Note 5)	$(2,318)	(121)
Issuance of term loans as part of refinancings (Note 5)	2,318	121
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,876	1,568
Restricted cash included in Other current assets, net	3	2
Restricted cash included in Other assets, net	8	9
Total	$1,887	1,579
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions except per share amounts)
COMMON STOCK
Balance at beginning of period	$19,165	19,152	19,185	19,149
Shares withheld to satisfy tax withholdings	(5)	(2)	(37)	(12)
Stock-based compensation	18	12	31	22
Other	—	—	(1)	3
Balance at end of period	19,178	19,162	19,178	19,162
ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(581)	(700)	(601)	(723)
Other comprehensive income	17	21	37	44
Balance at end of period	(564)	(679)	(564)	(679)
ACCUMULATED DEFICIT
Balance at beginning of period	(19,901)	(18,163)	(19,701)	(17,962)
Net loss	(201)	(915)	(401)	(1,116)
Balance at end of period	(20,102)	(19,078)	(20,102)	(19,078)
TOTAL STOCKHOLDERS' DEFICIT	$(1,488)	(595)	(1,488)	(595)
See accompanying notes to consolidated financial statements.

LUMEN TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

References in the Notes to "Lumen Technologies" or "Lumen," "we," "us," the "Company," and "our" refer to Lumen Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Note 1— Background

General

We are a leading digital networking services company, empowering enterprise businesses to fuel growth in a multi-cloud, AI-first marketplace by connecting people, data, and applications quickly, securely, and effortlessly. We are unleashing the world's digital potential by providing a broad array of integrated products and services to our domestic and global Business customers and our domestic Mass Markets customers. On February 2, 2026, we completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T, which impacted our Mass Markets customer base. For more information on the divestiture, see Note 2—Divestiture and Acquisition. We operate one of the world’s most interconnected communications networks. Our platform empowers our customers to swiftly adjust digital programs to meet immediate demands, create efficiencies, accelerate market access, and reduce costs, which allows our customers to rapidly evolve their IT programs to address dynamic changes. Our specific products and services are detailed in Note 4—Revenue Recognition.

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

Summary of Significant Accounting Policies

Refer to the significant accounting policies described in Note 1—Background and Summary of Significant Accounting Policies to the consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Note 2—Divestiture and Acquisition

Mass Markets Fiber-to-the-Home Divestiture

On February 2, 2026, we and certain of our affiliates completed the sale of our Mass Markets Fiber-to-the-Home business in 11 states to AT&T in exchange for pre-tax cash proceeds of $5.72 billion, which were subject to post-closing adjustments. During the six months ended June 30, 2026, we recorded a $565 million net pre-tax gain on the disposal associated with the sale of our Mass Markets Fiber-to-the-Home business. This gain is reflected as operating income within the consolidated statements of operations.

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

We do not believe this divestiture transaction represents a strategic shift for Lumen and therefore, does not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operating results for the Mass Markets Fiber-to-the-Home business in the Territory (the "disposal group") in our consolidated operating results through the disposal date. As a result of closing the transaction on February 2, 2026, we derecognized net assets of $4.4 billion, primarily comprised of (i) property, plant and equipment, net of accumulated depreciation, of $2.9 billion, (ii) goodwill of $1.3 billion, and (iii) other net assets of $195 million.

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

Alkira Acquisition

On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, LLC ("Level 3 Communications"), entered into an agreement and plan of merger to acquire Alkira, Inc. ("Alkira"), a provider of a cloud-native, carrier-agnostic networking platform that enables enterprises to design, deploy, and operate connectivity and network services across hybrid and multi-cloud environments. Pursuant to the merger agreement, Apollo Sub, Inc., a wholly owned subsidiary of Level 3 Communications, will be merged with and into Alkira, with Alkira surviving the merger as a wholly-owned subsidiary of Level 3 Communications, in exchange for $487 million in cash subject to customary working capital and other post-closing adjustments.

Subsequent Event

The transaction closed on July 1, 2026. Because the transaction closed subsequent to the reporting period ended June 30, 2026, no amounts related to the Alkira acquisition have been reflected in the accompanying consolidated financial statements. We are currently evaluating the purchase price allocation for the acquisition, including the valuation of identifiable intangible assets, goodwill, and tangible assets acquired, and expect to complete the preliminary purchase price allocation during the reporting period ending September 30, 2026.

Note 3—Intangible Assets

Intangible assets, net is composed of the following:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Customer relationships	$7,548	$5,242	2,306	7,547	4,945	2,602
Capitalized software(1)	5,471	3,788	1,683	5,743	3,940	1,803
Patents and other	158	107	51	158	100	58
Total	$13,177	9,137	4,040	13,448	8,985	4,463
______________________________________________________________________
(1)     Certain capitalized software with a gross carrying value of $259 million became fully amortized during 2025 and were retired during the first quarter of 2026.

Total amortization expense for intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Amortization expense	$248	248	499	500

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

Reconciliation of Total Revenue to Revenue from Contracts with Customers

The following tables provide total revenue by sales channel and product category. They also provide the amount of revenue that is not subject to Topic 606, but is instead governed by other accounting standards. The amounts in the tables below include revenue for the Mass Markets Fiber-to-the-Home business prior to its sale on February 2, 2026:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Sales Channel and Product Category
Large Enterprise
Strategic	$556	(138)	418	1,091	(267)	824
Legacy	238	—	238	481	—	481
Total Large Enterprise Revenue	794	(138)	656	1,572	(267)	1,305
Mid-Market Enterprise
Strategic	245	(6)	239	484	(12)	472
Legacy	190	(1)	189	390	(2)	388
Total Mid-Market Enterprise Revenue	435	(7)	428	874	(14)	860
Public Sector
Strategic	196	(28)	168	375	(54)	321
Legacy	294	—	294	621	(1)	620
Total Public Sector Revenue	490	(28)	462	996	(55)	941
Wholesale
Strategic	257	(71)	186	516	(141)	375
Legacy	396	(37)	359	785	(76)	709
Total Wholesale Revenue	653	(108)	545	1,301	(217)	1,084
International and Other
Strategic	35	—	35	69	(1)	68
Legacy	37	—	37	76	—	76
Total International and Other	72	—	72	145	(1)	144
Business Revenue by Product Category
Strategic	1,289	(243)	1,046	2,535	(475)	2,060
Legacy	1,155	(38)	1,117	2,353	(79)	2,274
Total Business Revenue	2,444	(281)	2,163	4,888	(554)	4,334
Mass Markets by Product Category
Fiber Broadband	17	—	17	109	(2)	107
Other Broadband	192	(16)	176	397	(33)	364
Voice and Other	152	(1)	151	310	(2)	308
Total Mass Markets Revenue	361	(17)	344	816	(37)	779
Total Revenue	$2,805	(298)	2,507	5,704	(591)	5,113

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers	Total Revenue	Adjustments for Non-ASC 606 Revenue (1)	Total Revenue from Contracts with Customers
	(Dollars in millions)
Sales Channel and Product Category
Large Enterprise
Strategic	$478	(91)	387	941	(178)	763
Legacy	288	—	288	594	—	594
Total Large Enterprise Revenue	766	(91)	675	1,535	(178)	1,357
Mid-Market Enterprise
Strategic	236	(5)	231	468	(11)	457
Legacy	237	(1)	236	492	(3)	489
Total Mid-Market Enterprise Revenue	473	(6)	467	960	(14)	946
Public Sector
Strategic	126	(24)	102	269	(48)	221
Legacy	357	—	357	695	—	695
Total Public Sector Revenue	483	(24)	459	964	(48)	916
Wholesale
Strategic	256	(69)	187	524	(144)	380
Legacy	432	(45)	387	867	(85)	782
Total Wholesale Revenue	688	(114)	574	1,391	(229)	1,162
International and Other
Strategic	34	(1)	33	67	(2)	65
Legacy	46	—	46	97	—	97
Total International and Other	80	(1)	79	164	(2)	162
Business Revenue by Product Category
Strategic	1,130	(190)	940	2,269	(383)	1,886
Legacy	1,360	(46)	1,314	2,745	(88)	2,657
Total Business Revenue	2,490	(236)	2,254	5,014	(471)	4,543
Mass Markets by Product Category
Fiber Broadband	217	(3)	214	426	(6)	420
Other Broadband	245	(24)	221	502	(48)	454
Voice and Other	140	40	180	332	31	363
Total Mass Markets Revenue	602	13	615	1,260	(23)	1,237
Total Revenue	$3,092	(223)	2,869	6,274	(494)	5,780
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

The following table provides details of our gross operating lease revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Operating lease revenue	$299	265	591	527
Percentage of Operating revenue	11%	9%	10%	8%

Customer Receivables and Contract Balances

The following table provides balances of customer receivables, contract assets, and contract liabilities, net of amounts classified as held for sale:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Customer receivables, net of allowance of $38 and $57(1)	$1,348	1,316
Contract assets	29	33
Contract liabilities(2)	623	647
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

During the three and six months ended June 30, 2026, we recognized $32 million and $287 million of revenue that was included in contract liabilities of $647 million as of January 1, 2026, including contract liabilities that were classified as held for sale. During the three and six months ended June 30, 2025, we recognized $71 million and $365 million of revenue that was included in contract liabilities of $733 million as of January 1, 2025.

Performance Obligations

As of June 30, 2026, we expect to recognize $5.9 billion of revenue in the future related to performance obligations associated with existing customer contracts that are partially or wholly unsatisfied. As of June 30, 2026, the transaction price related to unsatisfied performance obligations that are expected to be recognized for the remainder of 2026, 2027, and thereafter was $1.5 billion, $2.1 billion and $2.3 billion, respectively.

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

We amortize deferred acquisition and fulfillment costs based on the transfer of services on a straight-line basis over the average contract life of ap    proximately 50 months for Mass Markets customers and 38 months for Business customers.

The following tables provide changes in our contract acquisition costs and fulfillment costs:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Acquisition Costs	Fulfillment Costs	Acquisition Costs	Fulfillment Costs
	(Dollars in millions)		(Dollars in millions)
Beginning of period balance(1)	$197	274	196	264
Costs incurred	21	59	55	111
Amortization	(24)	(43)	(55)	(85)
Change in contract costs held for sale	(34)	—	(36)	—
End of period balance	$160	290	160	290
______________________________________________________________________
(1)    The beginning balance for the six months ended June 30, 2026 excluded $24 million and $21 million of acquisition costs and fulfillment costs, respectively, associated with the disposal group classified as held for sale.

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
______________________________________________________________________
(1)    The ending balance for the three and six months ended June 30, 2025 excluded $14 million of fulfillment costs associated with the disposal group classified as held for sale.

We include deferred acquisition and fulfillment costs in Other current assets, net and Other assets, net on our consolidated balance sheets and assess them for impairment on a quarterly basis.

Note 5—Long-Term Debt and Credit Facilities

As of June 30, 2026, substantially all of our outstanding consolidated debt had been incurred by us or one of the following three subsidiaries, each of which has borrowed funds either on a standalone basis or as part of a separate restricted group with certain of its subsidiaries:

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

The following table reflects the consolidated long-term debt of Lumen Technologies, Inc. and its subsidiaries as of the dates indicated below, including unamortized premiums (discounts) and unamortized debt issuance costs:

	Interest Rates(1)	Maturities(1)	June 30, 2026	December 31, 2025
			(Dollars in millions)
Senior Secured Debt: (2)
Lumen Technologies, Inc.
Revolving Credit Facility	SOFR + 2.75%	2029	—	—
Term Loan A(3)	N/A	N/A	—	338
Term Loan B-1(4)	N/A	N/A	—	1,590
Term Loan B-2(4)	N/A	N/A	—	1,590
Superpriority notes	N/A	N/A	—	1,247
Subsidiaries
Level 3 Financing, Inc.
Term Loan B-5(5)	SOFR + 2.75%	2032	2,400	2,400
First Lien notes	6.875% - 7.000%	2033 - 2034	4,425	4,425
Unsecured Senior Notes and Other Debt:
Lumen Technologies, Inc.
Senior notes	4.500% - 7.650%	2028 - 2042	1,289	1,296
Subsidiaries
Level 3 Financing, Inc.
Senior notes	3.625% - 8.500%	2028 - 2037	3,024	2,144
Second Lien notes (formerly secured)	3.875% - 4.875%	2029 - 2031	48	660
Qwest Corporation
Senior notes	6.500% - 7.750%	2030 - 2057	1,736	1,736
Qwest Capital Funding, Inc.
Senior notes	6.875% - 7.750%	2028 - 2031	166	169
Finance lease and other obligations	Various	Various	262	220
Unamortized premiums (discounts), net			3	(223)
Unamortized debt issuance costs			(147)	(151)
Total long-term debt			13,206	17,441
Less current maturities			(56)	(88)
Long-term debt, excluding current maturities			$13,150	17,353
______________________________________________________________________
(1)As of June 30, 2026. All references to "SOFR" refer to the Secured Overnight Financing Rate.
(2)The debt listed under the caption “Senior Secured Debt” was either secured by assets of the issuer, guaranteed on a secured or unsecured basis by certain affiliates of the issuer, or both.
(3)Lumen's Term Loan A had an interest rate of 9.916% as of December 31, 2025.
(4)Lumen's Term Loan B-1 and B-2 each had an interest rate of 6.380% as of December 31, 2025.
(5)Level 3 Financing's Term Loan B-5, formerly Term Loan B-4, had an interest rate of 6.381% as of June 30, 2026. Level 3 Financing's Term Loan B-4 had an interest rate of 7.166% as of December 31, 2025.

Long-Term Debt Maturities

Set forth below is the aggregate principal amount of our long-term debt as of June 30, 2026 (excluding unamortized premiums (discounts), net, and unamortized debt issuance costs), maturing during the following years:

(Dollars in millions)
2026 (remaining six months)	$46
2027	23
2028	209
2029	675
2030	144
2031 and thereafter	12,253
Total long-term debt	$13,350

2026 Debt Transactions

Repurchases of Debt Instruments — Second Quarter 2026

In June 2026, we repurchased the following debt instruments on the open market. These repurchases resulted in an immaterial gain which is included in our aggregate Net gain (loss) on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the three and six months ended June 30, 2026.

The following table sets forth the aggregate principal amount of each repurchase:

Debt	Principal Amount Repurchased
(Dollars in millions)
Lumen Technologies, Inc.
5.375% Senior Notes due 2029	$7
Level 3 Financing, Inc.
3.750% Senior Notes due 2029	3
4.000% Senior Notes due 2031	4
Total	$14

Exchange Offers and Consent Solicitations — Second Quarter 2026

New Qwest Notes

On June 11, 2026, Lumen Technologies, Inc. and its wholly‑owned subsidiary, Qwest Corporation, settled previously announced exchange offers (the “Exchange Offers”) pursuant to the Registration Statement on Form S‑4 filed with the Securities and Exchange Commission on April 16, 2026, as amended on May 20, 2026. In connection with the Exchange Offers, Qwest and Lumen also conducted consent solicitations (the “Consent Solicitations”) to amend the indentures governing certain outstanding Qwest notes (the “Old Qwest Notes”).

Upon settlement of the Exchange Offers and Consent Solicitations, Qwest issued two new series of senior unsecured notes (collectively, the “New Qwest Notes”), fully and unconditionally guaranteed by Lumen. The New Qwest Notes were issued under an indenture dated June 11, 2026 (the “New Base Indenture”), as supplemented by a first supplemental indenture (the “New Supplemental Indenture”), among Qwest, Lumen (as guarantor), and U.S. Bank Trust Company, National Association, as trustee. The Company has determined that the Exchange Offers and Consent Solicitations, constituted a debt modification. In conjunction with the Exchange Offers and Consent Solicitations we recorded $9 million of fees to Selling, general and administrative expense in our consolidated statements of operations for the three and six months ended June 30, 2026.

The following table summarizes the key terms of the New Qwest Notes:

Debt	Aggregate Principal Amount
(Dollars in millions)
Qwest Corporation
6.500% Notes due 2051	$1,002
6.750% Notes due 2052	382

Old Qwest Notes Indenture Amendments

In connection with the Consent Solicitations, Qwest entered into the eighteenth supplemental indenture and nineteenth supplemental indenture (the “Supplemental Indentures”) with U.S. Bank Trust Company, National Association, as trustee, relating to its 6.500% Notes due 2056 and 6.750% Notes due 2057, respectively. These Supplemental Indentures eliminate substantially all restrictive covenants contained in the original indentures governing the Old Qwest Notes.

The following table summarizes the remaining amount of the Old Qwest Notes:

Debt	Amount Remaining
(Dollars in millions)
Qwest Corporation
6.500% Notes due 2056	$146
6.750% Notes due 2057	108

As part of simplifying its reporting obligations, Qwest delisted the Old Qwest Notes from the New York Stock Exchange ("NYSE") and deregistered the Old Qwest Notes under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On April 30, 2026, Qwest filed a Notification of Removal from Listing on Form 25 with the SEC in connection with the delisting of the Old Qwest Notes from the NYSE, which became effective on May 11, 2026. On June 12, 2026, Qwest filed a Certification and Notice of Termination on Form 15 with the SEC to deregister the Old Qwest Notes and suspend Qwest’s reporting obligations under Sections 13 and 15(d) of the Exchange Act. Qwest has ceased filing reports with the SEC under the Exchange Act with respect to the New Qwest Notes, in reliance on Rule 12h-5 under the Exchange Act, subject to Lumen's periodic reports containing the disclosures required by Rule 13-01 of Regulation S-X. The New Qwest Notes are listed on the NYSE and are fully and unconditionally guaranteed by Lumen.

Senior Notes Issuance and Senior Notes Tender Offers — Second Quarter 2026

On May 21, 2026, Level 3 Financing, Inc. issued $1.0 billion aggregate principal amount of its 7.500% Senior Notes due 2037. Level 3 Financing, Inc. used the net proceeds from this offering primarily to fund the repurchase of its outstanding unsecured Senior notes.

The following table sets forth the aggregate principal amount of each series of unsecured Senior notes repurchased as part of this transaction:

Debt	Principal Amount Repurchased
(Dollars in millions)
Level 3 Financing, Inc.
4.250% Senior Notes due 2028	$172
3.625% Senior Notes due 2029	292
3.750% Senior Notes due 2029	302
Total	$766

Third Credit Agreement Refinancing — Second Quarter 2026

On May 13, 2026, Level 3 Financing (i) refinanced all of the outstanding secured Term Loan B-4 facilities under its existing Credit Agreement, dated March 22, 2024 (as amended, restated, amended and restated or otherwise modified prior to such date, the "Existing Level 3 Credit Agreement"), by and among Level 3 Financing, as borrower, Level 3 Parent, as guarantor, Wilmington Trust, National Association, as administrative agent and collateral agent, and the lenders from time to time party thereto and (ii) entered into an amendment to the Existing Level 3 Credit Agreement (the Existing Level 3 Credit Agreement as amended, the “Level 3 Credit Agreement”; such transactions, collectively, “Third Credit Facilities Transactions”). This amendment revised the Existing Level 3 Credit Agreement to, among other things, reduce the pricing on Level 3 Financing’s term loan facility and make related changes to effect such repricing. Immediately following the Third Credit Facilities Transactions, Level 3 Financing had $2.4 billion of outstanding borrowings under its new secured Term Loan B-5 facility.

The Company determined that the Third Credit Facilities Transactions constituted a debt extinguishment and recorded a loss of $4 million, which is included in our aggregate Net gain (loss) on early retirement of debt in Other income, net in our consolidated statements of operations for the three and six months ended June 30, 2026.

Supplemental Indentures and Lumen Parent Guarantee — Second Quarter 2026

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

On April 30, 2026, Lumen also entered into a parent guarantee agreement pursuant to which Lumen provided an unconditional guarantee on a senior unsecured basis of Level 3 Financing’s obligations under the Existing Level 3 Credit Agreement.

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

Revolving Credit Agreement — Second Quarter 2026

On April 14, 2026, Lumen Technologies, Inc. entered into the Revolving Credit Agreement (the “Lumen Credit Agreement”) providing for a revolving credit facility with commitments of $825 million. In connection with entry into the Lumen Credit Agreement, the revolving commitments outstanding under our Superpriority Revolving/Term A Credit Agreement were permanently reduced to zero and terminated.

Borrowings under the Lumen Credit Agreement bear interest at a rate equal to, at Lumen’s option, for the Lumen Credit Agreement, Term SOFR (subject to a 0.00% floor) plus 2.75% for Term SOFR loans or a base rate plus 1.75% for base rate loans. The foregoing interest rates are subject to adjustment based on Lumen’s total net leverage ratio in accordance with the pricing grid in the Lumen Credit Agreement. Interest is payable at the end of each interest period. Lumen may prepay amounts outstanding under the Lumen Credit Agreement at any time without premium or penalty. The revolving credit facility established under the Lumen Credit Agreement matures on April 14, 2029 (subject to a springing maturity in certain circumstances). Under the Lumen Credit Agreement and commencing with the fiscal quarter ended June 30, 2026, Lumen may not permit (i) its maximum total net leverage ratio to exceed 5.25 to 1.00 as of the last day of each fiscal quarter or (ii) its interest coverage ratio as of the last day of any test period to be less than 2.00 to 1.00.

Lumen does not provide security under the Lumen Credit Agreement but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, LLC, Level 3 Financing, and certain of Level 3’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide, an unconditional guarantee of payment of Lumen’s obligations under the Lumen Credit Agreement of up to $150 million, secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries will provide an unsecured guarantee of collection of Lumen’s obligations under the Lumen Credit Agreement.

Senior Secured Notes Issuance and Second Lien Tender Offers — First Quarter 2026

On January 9, 2026, Level 3 Financing, Inc. issued an additional $650 million aggregate principal amount of its 8.500% Senior Notes due 2036. Level 3 Financing, Inc. used the net proceeds from this offering primarily to fund the repurchase of its outstanding Second Lien notes.

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

In March 2026, we repurchased the following debt instruments on the open market. These repurchases resulted in an immaterial loss which is included in our aggregate Net (loss) gain on early retirement of debt in Other income (expense), net in our consolidated statement of operations for the six months ended June 30, 2026.

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

Lumen Credit Agreements

As of June 30, 2026, no borrowings were outstanding under Lumen's $825 million revolving credit facility established by the Lumen Credit Agreement, which had $660 million of borrowing capacity available (net of undrawn letters of credit).

Level 3 Financing Credit Agreement

As of June 30, 2026, Level 3 Financing had $2.4 billion of non-amortizing secured Term Loan B-5 outstanding under the term loan facility established by the Level 3 Credit Agreement.

Borrowings under the Term Loan B-5 facility will be, at Level 3 Financing’s option, either (i) the base rate (which is the highest of (x) the overnight federal funds rate, plus 0.50%, (y) the prime rate on such day, and (z) the one-month SOFR published on such date, plus 1.00%), plus an applicable margin, or (ii) one-, three- or six-month SOFR, plus an applicable margin. The applicable margin for SOFR loans under the Term Loan B-5 will be 2.75% and the applicable margin for base rate loans under the Term Loan Facility will be 1.75%. The Term Loan B-5 is subject to a SOFR floor of 0.00%.

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

Senior Notes of Lumen and its Subsidiaries

The Company’s consolidated indebtedness related to the senior notes of Lumen and its subsidiaries as of June 30, 2026 included:

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

Revolving Letters of Credit

We use various financial instruments in the normal course of business. These instruments include letters of credit, which are conditional commitments issued on our behalf in accordance with specified terms and conditions. Lumen may draw letters of credit under (i) an uncommitted $225 million revolving letter of credit facility and (ii) the Lumen Credit Agreement.

As of June 30, 2026, we had $167 million of undrawn letters of credit outstanding, (i) $165 million of which were issued under the Lumen Credit Agreement and (ii) $2 million of which were issued under a separate facility maintained by Lumen subsidiaries (the full amount of which is collateralized by cash that is reflected on our consolidated balance sheets as restricted cash within Other assets, net).

Certain Guarantees and Security Interests

Lumen Credit Agreement

Lumen does not provide security under the Lumen Credit Agreement but certain of Lumen’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide an unconditional guarantee of payment of Lumen’s obligations (such entities, the “Lumen Guarantors”) and certain of such guarantees will be secured by a lien on substantially all of the assets of the applicable Lumen Guarantors. Level 3 Parent, LLC, Level 3 Financing, and certain of Level 3’s subsidiaries have provided or, in certain cases after receiving necessary regulatory approvals, will provide, an unconditional guarantee of payment of Lumen’s obligations under the Lumen Credit Agreement of up to $150 million, secured by a lien on substantially all of their assets (such entities, the “Level 3 Collateral Guarantors”). The guarantee by the Level 3 Collateral Guarantors may be reduced or terminated under certain circumstances. Qwest Corporation and certain of its subsidiaries will provide an unsecured guarantee of collection of Lumen’s obligations under the Lumen Credit Agreement.

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

Lumen also entered into a parent guarantee agreement pursuant to which Lumen provided an unconditional guarantee on a senior unsecured basis of Level 3 Financing’s obligations under the Existing Level 3 Credit Agreement.

Unsecured Senior Notes

Level 3 Financing's obligations under its unsecured notes are guaranteed on an unsecured basis by the same affiliated entities that guarantee the Level 3 Credit Agreement and secured notes. The senior unsecured notes issued by Qwest Capital Funding, Inc. are guaranteed by its parent, Qwest Communications International Inc.

Covenants

Lumen

Under the Lumen Credit Agreement, Lumen may not permit:

•its maximum total net leverage ratio to exceed 5.25 to 1.00 as of the last day of each fiscal quarter; or

•its interest coverage ratio as of the last day of any test period to be less than 2.00 to 1.00.

The Lumen Credit Agreement contains various representations and warranties and extensive affirmative and negative covenants. Such covenants include, among other things and subject to certain significant exceptions, restrictions on our ability to declare or pay dividends, repurchase stock, repay certain other indebtedness, create liens, incur additional indebtedness, make investments, engage in transactions with our affiliates, dispose of assets, and merge or consolidate with other persons.

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

Compliance

As of June 30, 2026, Lumen Technologies, Inc. believes it and its subsidiaries were in compliance with the provisions and financial covenants in their respective material debt agreements in all material respects.

Guarantees

Lumen does not guarantee the debt of any unaffiliated parties, but, as noted above, as of June 30, 2026, certain of its key subsidiaries have guaranteed on either a secured or unsecured basis (i) Lumen's debt outstanding under its credit agreements, its senior secured notes and unsecured senior notes issued by certain other subsidiaries and its $225 million letter of credit facility and (ii) the outstanding term loans, senior secured notes and senior unsecured notes issued by certain other subsidiaries. As further noted above, several of the subsidiaries guaranteeing these obligations have pledged substantially all of their assets to secure certain of their respective guarantees.

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

Changes in our accrued liabilities for severance expenses were as follows:

Severance
(Dollars in millions)
Balance as of December 31, 2025	$34
Accrued to expense	51
Payments, net	(45)
Balance as of June 30, 2026	$40

Note 7—Employee Benefits

For detailed descriptions of the various defined benefit pension plans (qualified and non-qualified), post-retirement benefits plan, and defined contribution plan we sponsor, see Note 11—Employee Benefits to the consolidated financial statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Net periodic benefit expense for the Lumen Combined Pension Plan (the "Combined Pension Plan" or the "Plan") includes the following components:

	Combined Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$5	6	9	11
Interest cost	51	60	102	120
Expected return on plan assets	(64)	(64)	(128)	(127)
Settlement charges	—	—	9	—
Curtailment loss	—	—	5	—
Recognition of prior service credit	—	(1)	—	(1)
Recognition of actuarial loss	28	37	56	72
Net periodic pension expense	$20	38	53	75

Net periodic benefit expense for our post-retirement benefit plan includes the following components:

	Post-Retirement Benefit Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$—	1	1	2
Interest cost	18	22	37	44
Recognition of prior service credit	(1)	(1)	(2)	(3)
Recognition of actuarial gain	(8)	(7)	(15)	(13)
Curtailment gain	—	—	(10)	—
Net periodic post-retirement benefit expense	$9	15	11	30

Service costs for our pension and post-retirement benefit plan are included in the Cost of services and products (exclusive of depreciation and amortization) and Selling, general and administrative line items in our consolidated statements of operations and all other costs listed above are included in Other income, net in our consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

In connection with the sale of our Mass Markets Fiber-to-the-Home business described in Note 2—Divestiture and Acquisition, the pension liability for certain employees and an immaterial amount of pension assets were transferred to a pension plan sponsored by the purchaser. This transaction triggered a settlement charge for the Combined Pension Plan of $9 million that was recognized as part of the gain on the sale of the business, within our operating income in our consolidated statement of operations for the six months ended June 30, 2026. In addition, the transfer of employees as part of the sale and the related termination of other employees related to the sale resulted in a curtailment loss for the Combined Pension Plan of $5 million, including the recognition of $1 million in prior service costs and a curtailment gain of $10 million for our post-retirement benefit plan, including the recognition of $6 million of prior service credits. This net curtailment gain was also recognized as part of the gain on the sale of the business, reflected in our consolidated statement of operations as described above.

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

Note 8—Loss Per Common Share

Basic and diluted loss per common share for the three and six months ended June 30, 2026 and 2025 were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts, shares in thousands)
Loss (numerator)
Net loss	$(201)	(915)	(401)	(1,116)
Net loss applicable to common stock for computing basic loss per common share	(201)	(915)	(401)	(1,116)
Net loss as adjusted for purposes of computing diluted loss per common share	(201)	(915)	(401)	(1,116)
Shares (denominator):
Weighted-average number of shares:
Outstanding during period	1,030,242	1,026,486	1,028,533	1,022,369
Non-vested restricted stock	(26,138)	(31,943)	(27,035)	(29,463)
Weighted average shares outstanding for computing basic loss per common share	1,004,104	994,543	1,001,498	992,906
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	—	—	—	—
Shares issuable under incentive compensation plans	—	—	—	—
Number of shares as adjusted for purposes of computing diluted loss per common share	1,004,104	994,543	1,001,498	992,906
Basic loss per common share	$(0.20)	(0.92)	(0.40)	(1.12)
Diluted loss per common share(1)	$(0.20)	(0.92)	(0.40)	(1.12)
______________________________________________________________________
(1)For the three and six months ended June 30, 2026, we excluded from the calculation of diluted loss per share 11 million and 12 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position. For the three and six months ended June 30, 2025, we excluded from the calculation of diluted loss per share 7 million and 9 million shares, respectively, potentially issuable under incentive compensation plans or convertible securities, as their effect, if included, would have been anti-dilutive due to our net loss position.

Our calculation of diluted loss per common share excludes non-vested restricted stock awards that are anti-dilutive based upon the terms of the award. Such shares were 3.0 million and 22.9 million for the three months ended June 30, 2026 and 2025, respectively, and 3.9 million and 18.2 million for the six months ended June 30, 2026 and 2025.

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

The following table presents the carrying amounts and estimated fair values of our financial liabilities, as well as the input level used to determine the fair values indicated below:

		June 30, 2026		December 31, 2025
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Long-term debt, excluding finance lease and other obligations	2	$12,944	12,936	17,221	17,101
Indemnifications related to the sale of the Latin American business(1)	3	88	82	86	82
Regulatory cost liability related to the sale of the Mass Markets Fiber-to-the-Home business(2)	3	36	36	—	—
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

As a result, we manage our business, make operating decisions, and evaluate financial performance based on one operating segment, which also represents our single reportable segment. The CODM primarily uses net income (loss), as well as a secondary non-GAAP financial measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), to assess financial performance and allocate resources. These financial measures are used by the CODM to make key operating decisions.

Although our revenue is disaggregated by product and sales channel, which aligns with the customer markets in which the revenues are generated, we do not allocate significant operating expenses, assets, or debt to those sales channels. See Note 4—Revenue Recognition for additional information regarding revenue disaggregation.

The following tables present selected financial information with respect to our single operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue	$2,805	3,092	5,704	6,274
Operating expenses
Cost of services and products related to network expenses	813	899	1,650	1,917
Headcount costs	591	649	1,234	1,268
Non-headcount costs	772	819	1,508	1,534
Net loss (gain) on sale of business	31	—	(565)	—
Stock-based compensation	18	12	31	22
Depreciation and amortization	668	688	1,332	1,401
Goodwill impairment	—	628	—	628
Total operating expenses	2,893	3,695	5,190	6,770
Total operating (loss) income	(88)	(603)	514	(496)
Total other expense, net	(167)	(546)	(592)	(898)
Loss before income taxes	(255)	(1,149)	(78)	(1,394)
Income tax (benefit) expense	(54)	(234)	323	(278)
Net loss	$(201)	(915)	(401)	(1,116)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Revenue	$2,805	3,092	5,704	6,274
Operating expenses
Cost of services and products related to network expenses	813	899	1,650	1,917
Headcount costs	591	649	1,234	1,268
Non-headcount costs	772	819	1,508	1,534
Net loss (gain) on sale of business	31	—	(565)	—
Adjusted EBITDA	$598	725	1,877	1,555

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net loss	$(201)	(915)	(401)	(1,116)
Stock-based compensation	18	12	31	22
Depreciation and amortization	668	688	1,332	1,401
Goodwill impairment	—	628	—	628
Total other expense, net	167	546	592	898
Income tax (benefit) expense	(54)	(234)	323	(278)
Adjusted EBITDA	$598	725	1,877	1,555

Note 11—Commitments, Contingencies and Other Items

We are subject to various claims, legal proceedings, and other contingent liabilities, including the matters described below, which individually or in the aggregate could materially affect our financial condition, future results of operations or cash flows.

We review our litigation accrual liabilities on a quarterly basis, but in accordance with applicable accounting guidelines only establish accrual liabilities when losses are deemed probable and reasonably estimable and only revise previously established accrual liabilities when warranted by changes in circumstances, in each case based on then-available information. As such, as of any given date we could have exposure to losses under proceedings as to which no liability has been accrued or as to which the accrued liability is inadequate. Subject to these limitations, as of June 30, 2026 and December 31, 2025, we had accrued $52 million and $71 million, respectively, in the aggregate for our litigation and non-income tax contingencies, which is included in Other current liabilities or Other liabilities on our consolidated balance sheets as of such dates. Although we quantify our exposure for certain matters below, we cannot at this time estimate the reasonably possible loss or range of loss, if any, in excess of our $52 million accrual as of June 30, 2026 due to the inherent uncertainties and speculative nature of contested proceedings. The establishment of an accrual does not mean that actual funds have been set aside to satisfy a given contingency. Thus, the resolution of a particular contingency for the amount accrued could have no effect on our results of operations but nonetheless could have an adverse effect on our cash flows.

In this Note, a reference to a "putative" class action means a class has been alleged, but not certified, in that matter.

Principal Proceedings

Houser Shareholder Suit

Lumen and certain of its current and former officers and directors were named as defendants in a putative shareholder class action lawsuit filed on June 12, 2018 in the Boulder County District Court of the state of Colorado, captioned Houser et al. v. CenturyLink, et al. The original complaint asserted claims on behalf of a putative class of former Level 3 Communications, Inc. ("Level 3") shareholders who became CenturyLink, Inc. shareholders as a result of our acquisition of Level 3. It alleged that the proxy statement provided to the Level 3 shareholders failed to disclose various material information, including information about strategic revenue, customer loss rates, and customer account issues, among other items. The original complaint sought damages, costs and fees, rescission, rescissory damages, and other equitable relief. In May 2020, the court dismissed the original complaint. The plaintiffs appealed that decision, and in March 2022, the appellate court affirmed the district court's order in part and reversed it in part. It then remanded the case to the district court for further proceedings. The plaintiffs filed an amended complaint asserting the same claims and prayer for relief, and we filed a motion to dismiss. The court granted our motion to dismiss in May 2023 and the plaintiffs appealed that dismissal. In August 2024, the appellate court set aside the trial court's dismissal. In October 2024, we filed a petition with the Colorado Supreme Court. In April 2026, the Colorado Supreme Court affirmed the decision of the appellate court. The case has returned to the trial court for further proceedings.

Lead-Sheathed Cable Litigation

Disclosure Litigation

On September 15, 2023, a purported shareholder of Lumen filed a putative class action complaint originally captioned Glauber, et al. v. Lumen Technologies (now captioned In re Lumen Technologies, Inc. Securities Litigation II, Case 3:23-cv-01290), in the U.S. District Court for the Western District of Louisiana. The complaint alleged that Lumen and certain of its current and former officers violated the federal securities laws by omitting or misstating material information related to Lumen’s responsibility for environmental degradation allegedly caused by the lead sheathing of certain telecommunications cables. The court appointed lead plaintiffs who filed an amended complaint, seeking money damages, attorneys’ fees and costs, and other relief. On March 31, 2025, the court granted Lumen's motion to dismiss plaintiffs' claims with prejudice. On April 30, 2025, the plaintiffs filed an appeal to the U.S. Court of Appeals for the Fifth Circuit. On January 30, 2026, the Fifth Circuit reversed on prejudice only and modified the dismissal to be without prejudice. On April 23, 2026, the plaintiffs filed a second amended complaint.

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

Latin American Tax Indemnification Claims

In connection with the 2022 divestiture of our Latin American business, the purchaser assumed responsibility for the Brazilian tax claims described in our prior periodic reports filed with the SEC. However, we agreed to indemnify the purchaser for amounts paid with respect to the Brazilian tax claims. The value of this indemnification and others associated with the Latin American business divestiture are included in the indemnification amount as disclosed in Note 9—Fair Value of Financial Instruments. In addition, there remain other pending proceedings in Brazil, Peru, and other Latin America countries, that, if upheld, could result in a reasonably possible loss of up to approximately $86 million in excess of the amount accrued as of June 30, 2026.

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

•FCC. The Federal Communications Commission’s ("FCC") Enforcement Bureau issued a Letter of Inquiry to Lumen Technologies, Inc. regarding its written certifications to the FCC that Lumen has complied with FCC rules governing the use of resources derived from the High Cost Program, Lifeline Program, Rural Health Care Program, E-Rate Program, Emergency Broadband Benefit Program, and the Affordable Connectivity Program. Under these programs, federal funds may not be used to facilitate the deployment or maintenance of equipment or services provided by Huawei, a company the FCC has determined poses a national security threat to the integrity of U.S. communications networks or the communications supply chain.

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

Marshall Fire Litigation

On December 30, 2021, a wildfire referred to as the Marshall Fire ignited near Boulder, Colorado. The Marshall Fire killed two people, and it burned thousands of acres, including entire neighborhoods. Approximately 300 lawsuits seeking substantial monetary relief have been filed naming as defendants our affiliate Qwest Corporation, an additional telecommunications company, and certain power companies. The complaints involving Qwest have been consolidated with Kupfner et al., v. Public Service Company of Colorado, et al., Case 2022-cv-30195 pending in Colorado District Court, Boulder, Colorado. In September 2025, the defendants reached agreements in principle to settle with virtually all of the plaintiffs, which have been finalized. In May 2026, a settlement was reached with the last remaining individual plaintiff.

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

The matters listed in this Note do not reflect all our contingencies. For additional information on our contingencies, see Note 17—Commitments, Contingencies and Other Items to the consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025. The ultimate outcome of the above-described matters may differ materially from the outcomes anticipated, estimated, projected, or implied by us in certain of our statements appearing above in this Note, and proceedings we currently consider insignificant may ultimately affect us materially.

Note 12—Other Financial Information

Other Current Assets, Net

The following table presents details of other current assets, net reflected on our consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$437	404
Income tax receivable	13	468
Materials, supplies and inventory	122	165
Contract assets	16	18
Contract acquisition costs	83	98
Contract fulfillment costs	148	136
Other	37	18
Total other current assets, net(1)	$856	1,307
______________________________________________________________________
(1)    As of December 31, 2025, this amount excludes $30 million of other current assets associated with the disposal group classified as held for sale.

Current Liabilities

Included in accounts payable as of June 30, 2026 and December 31, 2025 were $282 million and $463 million, respectively, associated with capital expenditures.

Note 13—Accumulated Other Comprehensive Loss

Information Relating to 2026

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheet by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2025	$(848)	271	(24)	(601)
Other comprehensive income before reclassifications	—	—	6	6
Amounts reclassified from accumulated other comprehensive loss	48	(17)	—	31
Net current-period other comprehensive income (loss)	48	(17)	6	37
Balance as of June 30, 2026	$(800)	254	(18)	(564)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component:

Three Months Ended June 30, 2026	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$20	Other income, net
Prior service credit	(1)	Other income, net
Total before tax	19
Income tax benefit	(5)	Income tax (benefit) expense
Net of tax	$14

Six Months Ended June 30, 2026	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$51	Other income, net
Prior service credit	(9)	Other income, net
Total before tax	42
Income tax benefit	(11)	Income tax expense (benefit)
Net of tax	$31
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Information Relating to 2025

The table below summarizes changes in accumulated other comprehensive loss recorded on our consolidated balance sheets by component:

	Pension Plans	Post-Retirement Benefit Plans	Foreign Currency Translation Adjustment and Other	Total
	(Dollars in millions)
Balance as of December 31, 2024	$(1,003)	320	(40)	(723)
Other comprehensive income before reclassifications	—	—	3	3
Amounts reclassified from accumulated other comprehensive loss	54	(13)	—	41
Net current-period other comprehensive income (loss)	54	(13)	3	44
Balance as of June 30, 2025	$(949)	307	(37)	(679)

The tables below present further information about our reclassifications out of accumulated other comprehensive loss by component:

Three Months Ended June 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$30	Other income, net
Prior service credit	(2)	Other income, net
Total before tax	28
Income tax benefit	(7)	Income tax (benefit) expense
Net of tax	$21

Six Months Ended June 30, 2025	Decrease (Increase) in Net Income	Affected Line Item in Consolidated Statement of Operations
	(Dollars in millions)
Amortization of pension & post-retirement plans(1)
Net actuarial loss	$59	Other income, net
Prior service credit	(4)	Other income, net
Total before tax	55
Income tax benefit	(14)	Income tax expense (benefit)
Net of tax	$41
________________________________________________________________________
(1)See Note 7—Employee Benefits for additional information on our net periodic benefit expense related to our pension and post-retirement plans.

Note 14—Labor Union Contracts

As of June 30, 2026, approximately 16% of our employees were represented by the Communications Workers of America (CWA) or the International Brotherhood of Electrical Workers (IBEW). Approximately 3% of our represented employees are subject to collective bargaining agreements that are scheduled to expire over the 12-month period ending June 30, 2027.

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

•create a more adaptive, programmable and integrated network;

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

2026 Divestiture and Acquisition

Mass Markets Fiber-to-the-Home Divestiture

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

Alkira Acquisition

On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, entered into an agreement and plan of merger to acquire Alkira for $487 million in cash, subject to customary adjustments. The transaction closed on July 1, 2026.

For further information on our divestiture or acquisition, see Note 2—Divestiture and Acquisition.

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

These and other developments and trends impacting our operations are discussed elsewhere in this Item 2.

RESULTS OF OPERATIONS

The following table summarizes the results of our consolidated operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts)
Operating revenue	$2,805	3,092	5,704	6,274
Operating expenses	2,893	3,695	5,190	6,770
Operating (loss) income	(88)	(603)	514	(496)
Total other expense, net	(167)	(546)	(592)	(898)
Loss before income taxes	(255)	(1,149)	(78)	(1,394)
Income tax (benefit) expense	(54)	(234)	323	(278)
Net loss	$(201)	(915)	(401)	(1,116)
Basic loss per common share	$(0.20)	(0.92)	(0.40)	(1.12)
Diluted loss per common share	$(0.20)	(0.92)	(0.40)	(1.12)

Operating Revenue

The following table summarizes our consolidated operating revenue recorded under our revenue categories described in Note 4—Revenue Recognition:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Business Revenue:
Strategic	$1,289	1,130	14%	2,535	2,269	12%
Legacy	1,155	1,360	(15)%	2,353	2,745	(14)%
Total Business Revenue	2,444	2,490	(2)%	4,888	5,014	(3)%
Mass Markets Revenue
Fiber Broadband	17	217	(92)%	109	426	(74)%
Other Broadband	192	245	(22)%	397	502	(21)%
Voice and Other	152	140	9%	310	332	(7)%
Total Mass Markets Revenue	361	602	(40)%	816	1,260	(35)%
Total consolidated operating revenue	$2,805	3,092	(9)%	5,704	6,274	(9)%

Operating revenue decreased $287 million and $570 million. The following were primary drivers within each revenue category:

•Strategic revenue increased $159 million and $266 million. This was primarily as a result of:

◦an increase of $109 million and $180 million in revenue from dark fiber and conduit; and

◦an increase of $17 million and $36 million from growth in IP services.

•Legacy revenue decreased $205 million and $392 million. This was primarily as a result of:

◦a decrease of $70 million and $150 million in VPN services; and

◦a decrease of $83 million and $154 million in voice services and private line services.

•Fiber Broadband revenue decreased $200 million and $317 million. This was primarily as a result of:

◦fewer Mass Market subscribers as a result of our divestiture of the Mass Markets Fiber-to-the-Home business, as further described above.

•Other Broadband revenue decreased $53 million and $105 million. This was primarily as a result of:

◦fewer Mass Market customers for our low speed copper-based broadband services.

•Voice and Other revenue increased $12 million and decreased $22 million. This was primarily as a result of:

◦an increase due to the withdrawal from the Federal Communications Commission's ("FCC's") Rural Digital Opportunity Fund ("RDOF") program in the prior year, and an offsetting decrease in voice revenue; and

◦a decrease due to a decline in voice revenue, and an offsetting increase due to the withdrawal from the RDOF program.

Operating Expenses

The following table summarizes our operating expenses:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,415	1,624	(13)%	2,850	3,311	(14)%
Selling, general and administrative	779	755	3%	1,573	1,430	10%
Net loss (gain) on sale of business	31	—	nm	(565)	—	nm
Depreciation and amortization	668	688	(3)%	1,332	1,401	(5)%
Goodwill impairment	—	628	nm	—	628	nm
Total operating expenses	$2,893	3,695	(22)%	5,190	6,770	(23)%
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Cost of Services and Products (exclusive of depreciation and amortization)

Cost of services and products (exclusive of depreciation and amortization) decreased $209 million and $461 million. This was primarily as a result of:

•a decrease of $104 million and $290 million in network expense;

•a decrease of $141 million and $232 million in employee-related expenses; and

•an offsetting increase of $28 million and $52 million in professional fees.

Selling, General and Administrative

Selling, general and administrative expenses increased $24 million and $143 million. This was primarily as a result of:

•an increase of $38 million and $131 million in employee-related expenses; and

•an increase of $30 million and $56 million in hardware and software expenses; and

•an offsetting decrease of $49 million, for each period, due to fees related to the relinquishment of our funding received under the Federal Communications Commission's RDOF in the second quarter of 2025.

Net Loss (Gain) on Sale of Business

For a discussion of the net loss (gain) on sale of business that we recognized during the six months ended June 30, 2026, see Note 2—Divestiture and Acquisition.

Depreciation and Amortization

The following table details our depreciation and amortization expense:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Depreciation	$420	440	(5)%	833	901	(8)%
Amortization	248	248	—%	499	500	—%
Total depreciation and amortization	$668	688	(3)%	1,332	1,401	(5)%

Depreciation decreased $20 million and $68 million. This was primarily as a result of:

•a decrease of $21 million and $64 million due to the discontinuation of the depreciation of the tangible assets of our Mass Markets Fiber-to-the-Home business held for sale during the second quarter of 2025.

Amortization was flat for the periods presented.

Other Consolidated Results

The following table summarizes our total other expense, net and income tax (benefit) expense:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(Dollars in millions)			(Dollars in millions)
Interest expense	$(201)	(338)	(41)%	(426)	(685)	(38)%
Net gain (loss) on early retirement of debt	6	(236)	nm	(220)	(271)	(19)%
Other income, net	28	28	—%	54	58	(7)%
Total other expense, net	$(167)	(546)	(69)%	(592)	(898)	(34)%
Income tax expense (benefit)	$(54)	(234)	(77)%	323	(278)	nm
_______________________________________________________________________________
nm Percentages greater than 200% and comparisons between positive and negative values or to/from zero values are considered not meaningful.

Interest Expense

Interest expense decreased $137 million and $259 million. This was primarily as a result of:

•a decrease in average outstanding long-term debt of $5 billion and $2 billion; and

•a decrease in average interest rate from 7.31% to 6.92% and 7.49% to 6.83%.

Net Gain (Loss) on Early Retirement of Debt

For a discussion of certain transactions that resulted in the net gain (loss) on debt we recognized for the three and six months ended June 30, 2026, see Note 5—Long-Term Debt and Credit Facilities. See Note 7—Long-Term Debt and Credit Facilities to the consolidated financial statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2025 for discussion of the 2025 transactions that resulted in the net loss on debt recognized for the three and six months ended June 30, 2025.

Other Income, Net

Other income, net reflects certain items not directly related to our core operations, including:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Pension and post-retirement net periodic expense	$(24)	(46)	(50)	(92)
Foreign currency (loss) gain	(7)	11	(11)	13
Transition and separation services	26	40	67	77
Interest income	34	20	48	41
Other	(1)	3	—	19
Total other income, net	$28	28	54	58

Income Tax Expense

Our effective tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Effective tax rate	21.2%	20.4%	(414.1)%	19.9%

Our effective tax rate for the six months ended June 30, 2026 was driven primarily by tax attributable to nondeductible goodwill from the Mass Markets Fiber-to-the-Home divestiture. Our effective tax rate for both the three and six months ended June 30, 2025 include a $42 million unfavorable impact from our goodwill impairment.

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

On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, LLC, entered into an agreement and plan of merger to acquire Alkira, Inc. for aggregate cash consideration of $487 million, subject to customary adjustments. The transaction closed on July 1, 2026. We expect the acquisition to reduce available liquidity by the amount of the cash consideration paid. For additional information, see Note 2—Divestiture and Acquisition.

Key balances as of June 30, 2026 included:

•Cash and cash equivalents: $1.9 billion

•Revolving credit availability (net of undrawn letters of credit): $660 million

•Total consolidated indebtedness: $13.4 billion

As of June 30, 2026, $95 million of our cash and cash equivalents was held outside the U.S. Certain subsidiary debt covenants may limit upstreaming of cash. We currently believe there are no material restrictions on our ability to repatriate cash and cash equivalents into the United States, and that we may do so without paying or accruing significant U.S. or foreign taxes. Other than excess foreign cash held in India, we do not currently intend to repatriate to the United States material amounts of our foreign cash and cash equivalents.

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

Cash Flow Activities

The following table summarizes our consolidated cash flow activities:

	Six Months Ended June 30,		$ Change
	2026	2025
	(Dollars in millions)
Net cash provided by operating activities	$2,294	1,665	629
Net cash provided by (used in) investing activities	3,156	(1,642)	(4,798)
Net cash used in financing activities	(4,577)	(344)	4,233

Operating Activities

Net cash provided by operating activities increased $629 million. This was primarily as a result of:

•cash allocated to operating activities received as part of the divestiture of our Mass Markets Fiber-to-the-Home business associated with the fair value of the contractual credits and commercial agreements described in Note 2—Divestiture and Acquisition;

•an increase in working capital as a result of timing of payments and collections on payables and receivables and an increase in deferred revenue related to receipt of advance cash payments, partially pursuant to our recent sales of PCF solutions; and

•an offsetting decrease in net loss adjusted for non-cash expenses and gains.

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

Financing Activities

Net cash used in financing activities increased $4.2 billion. This was primarily as a result of:

•an increase in net payments of long-term debt and lower proceeds from issuance of long-term debt.

See Note 5—Long-Term Debt and Credit Facilities for additional information on our outstanding debt securities.

Short-term Liquidity

As of June 30, 2026, we held cash and cash equivalents of $1.9 billion and had $660 million of borrowing capacity available under our $825 million revolving credit facility, net of undrawn letters of credit. These resources, together with cash generated from operating activities and any remaining proceeds from the Mass Markets Fiber-to-the-Home divestiture, which closed February 2, 2026, represent our primary sources of liquidity for the next 12 months.

As of June 30, 2026, based on our current capital allocation objectives, we project expenditures for the next 12 months to include, among others, the following:

•Capital expenditures: $3.2 to $3.4 billion, primarily for network modernization and fiber expansion.

•Debt service: $56 million of finance lease obligations.

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

•Recent acquisition: On May 4, 2026, our wholly owned subsidiary, Level 3 Communications, LLC, entered into an agreement and plan of merger to acquire Alkira, Inc. for aggregate cash consideration of $487 million, subject to customary adjustments. The transaction closed on July 1, 2026. For additional information, see Note 2—Divestiture and Acquisition.

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

Key debt balances as of June 30, 2026 included:

•Secured debt outstanding: $6.8 billion

•Unsecured debt outstanding: $6.3 billion

•Revolving credit availability (net of undrawn letters of credit): $660 million

For additional details on our debt and financing instruments and the debt activity below, see Note 5—Long-Term Debt and Credit Facilities.

2026 Debt Activity, to date:

•Senior Secured Notes Issuance and Second Lien Tender Offers — First Quarter 2026: Level 3 Financing, Inc. issued an additional $650 million of its 8.500% Senior Notes due 2036. Net proceeds from this offering were used to fund the repurchase of $607 million of its Second Lien notes, including:

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

•Revolving Credit Agreement — Second Quarter 2026: On April 14, 2026, we entered into the Revolving Credit Agreement (the “Lumen Credit Agreement”) providing for a revolving credit facility with commitments of $825 million. In connection with entry into the Lumen Credit Agreement, the revolving commitments outstanding under our Superpriority Revolving/Term A Credit Agreement were permanently reduced to zero and terminated. For additional information, see Note 5—Long-Term Debt and Credit Facilities.

•Supplemental Indentures and Lumen Parent Guarantee — Second Quarter 2026: On April 30, 2026, Lumen entered into supplemental indentures in connection with Level 3 Financing’s first lien notes due 2033 and 2034 and entered into a parent guarantee agreement with respect to the Existing Level 3 Credit Agreement. These arrangements provide for Lumen to unconditionally guarantee, on a senior unsecured basis and subject to release in accordance with their terms, certain obligations of Level 3 Financing and were implemented to simplify the reporting obligations of Level 3 Parent and its subsidiaries, including by permitting Level 3 Parent to satisfy certain reporting requirements under its debt agreements by furnishing Lumen’s Exchange Act reports. For additional information, see Note 5—Long-Term Debt and Credit Facilities.

•Third Credit Agreement Refinancing — Second Quarter 2026: Level 3 Financing, Inc. amended and repriced its Term Loan B‑4 credit facility, replacing its Term Loan B‑4 with its Term Loan B‑5, maintaining $2.4 billion outstanding immediately following the transactions.

•Senior Notes Issuance and Senior Notes Tender Offers — Second Quarter 2026: Level 3 Financing, Inc. issued $1.0 billion of 7.500% Senior Notes due 2037 and used the net proceeds from this offering primarily to fund the repurchase of its outstanding unsecured Senior notes, including:

◦$172 million 4.250% Senior Notes due 2028;

◦$292 million 3.625% Senior Notes due 2029; and

◦$302 million 3.750% Senior Notes due 2029.

•Exchange Offers and Consent Solicitations — Second Quarter 2026: On June 11, 2026, Qwest Corporation, a wholly‑owned subsidiary of Lumen Technologies, Inc., completed previously announced exchange offers and related consent solicitations. In connection with the settlement, Qwest issued $1.0 billion of new 6.500% Notes due 2051 and $382 million of new 6.750% Notes due 2052 (collectively, the “New Qwest Notes”). The New Qwest Notes are senior unsecured obligations of Qwest and are fully and unconditionally guaranteed by Lumen. In connection with the consent solicitations, Qwest entered into supplemental indentures relating to its 6.500% Notes due 2056 and 6.750% Notes due 2057, which eliminated substantially all restrictive covenants in the original indentures governing those series.

Liquidity and Credit Facilities Availability

As of June 30, 2026, we maintained $825 million of revolving credit facility capacity, with no amounts outstanding and $165 million in undrawn letters of credit.

As of June 30, 2026, we had $167 million undrawn letters of credit, including the aforementioned $165 million issued under our revolving credit facility, and $2 million issued under a separate facility maintained by certain Lumen subsidiaries, the majority of which is collateralized by cash.

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

See Note 15—Income Taxes, in Item 8 of Part II and "Risk Factors — Financial Risks — We may not be able to fully utilize our NOLs" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

Tax Law Changes

In July 2025, the U.S. enacted H.R. 1, also known as the One, Big Beautiful Bill Act, which permanently allows 100% bonus depreciation, immediate expensing for domestic R&D, and favorable changes to interest expense limitations. We filed a refund claim for approximately $400 million of 2025 federal estimated income taxes that we received during the three months ended June 30, 2026. We do not expect these provisions to have a material impact on our 2026 effective tax rate but they are expected to significantly reduce our overall 2026 federal income tax liability.

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

Legal Proceedings and Other Contingent Liabilities

Our network includes some residual lead-sheathed copper cables installed years ago that constitute a small portion of our network. Media coverage of potential health and environmental risks associated with these cables has resulted in regulatory inquiries and lawsuits, and could subject us to legislative or regulatory actions, removal costs, compliance costs, or penalties. As of June 30, 2026, we have not accrued for any such potential costs and will only accrue when such costs are probable and reasonably estimable. For additional information about related litigation and potential risks, see Note 11—Commitments, Contingencies and Other Items and the risk factor disclosures included under “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

SUMMARIZED FINANCIAL INFORMATION (UNAUDITED)

Level 3 Parent, LLC

Level 3 Parent, LLC, our wholly owned subsidiary, had the following results of operations, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Level 3 Parent, LLC
	(Dollars in millions)
Operating revenue	$1,619	1,558	3,214	3,133
Operating revenue-affiliates	80	68	158	140
Total operating revenue	1,699	1,626	3,372	3,273
Cost of services and products (exclusive of depreciation and amortization)	690	694	1,400	1,415
Selling, general and administrative	276	297	575	548
Operating expenses - affiliates	309	257	591	513
Depreciation and amortization	356	342	706	680
Total operating expenses	1,631	1,590	3,272	3,156
OPERATING INCOME	68	36	100	117
Interest expense	(143)	(203)	(292)	(418)
Interest income - affiliate	39	73	108	144
Net gain (loss) on early retirement of debt	6	(236)	(71)	(270)
Other income, net	5	23	11	39
Total other expense, net	(93)	(343)	(244)	(505)
Income tax benefit	(7)	(81)	(37)	(102)
NET LOSS	$(18)	(226)	$(107)	(286)

The following table presents summarized financial information reflected in our consolidated balance sheets, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	June 30, 2026	December 31, 2025
	Level 3 Parent, LLC
	(Dollars in millions)
Cash and cash equivalents	$1,061	380
Note receivable - affiliate	1,468	2,668
Other current assets	1,027	1,070
Property, plant, and equipment, net of accumulated depreciation of $4,978 and $4,772	9,771	9,030
Operating lease assets - affiliates	113	159
Other noncurrent assets	3,993	4,346
Total assets	$17,433	17,653
Current maturities of long-term debt	$54	36
Accounts payable - affiliates	279	312
Current operating lease liabilities - affiliates	59	80
Other current liabilities	2,142	2,212
Long-term debt	10,001	9,627
Noncurrent deferred revenue	7,349	6,054
Noncurrent operating lease liabilities - affiliates	51	76
Other noncurrent liabilities	969	1,028
Total member’s deficit	(3,471)	(1,772)
Total liabilities and member’s deficit	$17,433	17,653

The following table presents summarized financial information reflected in our consolidated statements of cash flows, prior to consolidated Lumen to Level 3 Parent, LLC eliminations:

	Six Months Ended June 30,
	2026	2025
	Level 3 Parent, LLC
	(Dollars in millions)
Net cash provided by operating activities	$1,991	1,182
Capital expenditures	(1,168)	(692)
Other investing activities, net	1,218	7
Net cash provided by (used in) investing activities	50	(685)
Net cash used in financing activities	(1,359)	(170)
Net increase in cash, cash equivalents and restricted cash	$682	327

Cash, cash equivalents and restricted cash at beginning of period	$382	602
Cash, cash equivalents and restricted cash at end of period	$1,064	929

Supplemental cash flow information:
Interest paid (net of capitalized interest of $57 and $25)	$(234)	(429)

Qwest Corporation

Qwest Corporation is our wholly owned subsidiary and has six series of currently outstanding Senior Notes, two referred to as the Old Qwest Notes, two referred to as the New Qwest Notes, and two referred to as the Qwest Notes due 2030.

In connection with the registration, listing and issuance of the New Qwest Notes, which are fully and unconditionally guaranteed by us on an unsubordinated unsecured basis, we have presented below the accompanying summarized financial information pursuant to Rule 13-01 of Regulation S-X "Guarantors and issuers of guaranteed securities registered or being registered."

The following table presents summarized financial information specified in Rule 1-02(bb)(1) of Regulation S-X:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	Qwest Corporation
	(Dollars in millions)
Operating revenue	$598	1,207
Operating revenue - affiliates	403	845
Operating expenses	558	1,337
Operating expenses - affiliates	222	447
OPERATING INCOME	221	268
NET INCOME (LOSS)	181	(45)

The following tables present summarized financial information reflected in our consolidated balance sheets:

	June 30, 2026	December 31, 2025
	Qwest Corporation
	(Dollars in millions)
Advances to affiliates	$2,909	666
Note receivable - affiliate	1,476	937
Other current assets	315	2,902
Other noncurrent assets	11,179	11,315
Other current liabilities	634	653
Affiliate obligations, net	377	399
Other noncurrent liabilities	3,996	3,852

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2026, we were exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and fluctuations in certain foreign currencies.

Interest Rate Risk

Our management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the risk. From time to time, we have used derivative instruments to convert variable interest rates to fixed rates. We maintain policies and procedures governing risk assessment, approval, reporting, and monitoring of derivative activities. As of June 30, 2026, we did not hold or issue derivative financial instruments for trading or speculative purposes.

As of June 30, 2026, we had $2.4 billion aggregate principal amount of debt bearing unhedged floating interest rates based on the secured overnight financing rate ("SOFR"). A hypothetical increase of 100 basis points in SOFR relating to our unhedged floating rate debt would, among other things, increase our annual loss before income taxes by $24 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure this information is accumulated and communicated to our senior leadership team, including our Chief Executive Officer and our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and our President and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, the Company continued to implement its new enterprise resource planning (“ERP”) system. The ERP system implementation is substantially complete, with the final phase live in the second quarter of 2026. The Company expects to continue post‑implementation refinements to processes and controls during 2026. The ERP implementation included changes to transaction processing and financial reporting systems and controls over these new systems. The Company will continue to monitor further changes during subsequent periods to evaluate the effectiveness of internal control over financial reporting.

Except for changes in controls related to the ERP implementation noted above, there have been no other changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition, results of operations, or prospects. We recommend that you carefully consider (i) the other information set forth elsewhere in this report and (ii) the risk factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there have been no material changes from the risk factors previously disclosed in response to Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

Failure to complete potential acquisitions in which we have invested time and resources whether as a result of failure to meet or waive closing conditions, receive necessary regulatory approvals, obtain financing (where applicable) or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table contains information about shares of our previously-issued common stock that we withheld from employees upon vesting of their restricted stock-based awards during the second quarter of 2026 to satisfy the related tax withholding obligations:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
Period
April 1 - April 30, 2026	110,229	$7.67	—	—
May 1 - May 31, 2026	81,073	$9.39	—	—
June 1 - June 30, 2026	312,693	$10.43	—	—
Total	503,995
_______________________________________________________________________________
(1) Represents shares of common stock withheld by the Company to satisfy employee tax withholding obligations in connection with the vesting of restricted stock-based awards. These shares were not acquired pursuant to a publicly announced share repurchase plan or program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

(a)None.

(b)None.

(c)During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibits filed or furnished as part of this report are listed below.

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
3.1	Composite Articles of Incorporation of the Company, as amended and restated through May 26, 2026.	Registrant	8-K Exhibit No. 3.1	5/27/2026
3.2	Amended and Restated Bylaws of the Registrant, as amended and restated through February 18, 2025.	Registrant	10-K Exhibit No. 3.2	2/20/2026
4.1
Indenture, dated as of May 21, 2026, among Level 3 Parent, LLC and the other guarantors party thereto, Level 3 Financing, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as trustee, relating to the Notes of Level 3 Financing, Inc.
		Registrant	8-K Exhibit No. 4.1	5/21/2026
4.2	Form of 7.500% Senior Notes due 2037 (included in Exhibit 4.1).	Registrant	8-K Exhibit No. 4.2	5/21/2026
4.3	Indenture, dated as of June 11, 2026, by and between Qwest Corporation and U.S. Bank Trust Company, National Association, as trustee.	Registrant Qwest	8-K Exhibit No. 4.1	6/11/2026
4.4
First Supplemental Indenture, dated as of June 11, 2026, by and among, Qwest Corporation, Lumen Technologies, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, designating and outlining the terms and conditions of the 6.500% Notes due 2051 and the 6.750% Notes due 2052.
		Registrant Qwest	8-K Exhibit No. 4.2	6/11/2026
4.5
Eighteenth Supplemental Indenture, dated as of June 11, 2026, to the indenture dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee, relating to the 6.5% Notes due 2056.
		Registrant Qwest	8-K Exhibit No. 4.3	6/11/2026
4.6
Nineteenth Supplemental Indenture, dated as of June 11, 2026, to the indenture dated as of October 15, 1999, by and between US West Communications, Inc. (currently named Qwest Corporation) and Bank One Trust Company, N.A., as trustee, relating to the 6.75% Notes due 2057.
		Registrant Qwest	8-K Exhibit No. 4.4	6/11/2026
4.7	Form of 6.500% Notes due 2051, in denominations of $25 (included in Exhibit 4.4)	Registrant Qwest	8-K Exhibit No. 4.5	6/11/2026
4.8	Form of 6.500% Notes due 2051, in denominations of $1 (included in Exhibit 4.4)	Registrant Qwest	8-K Exhibit No. 4.6	6/11/2026
4.9	Form of 6.750% Notes due 2052 (included in Exhibit 4.4)	Registrant Qwest	8-K Exhibit No. 4.7	6/11/2026
10.1	Amended and Restated 2024 Equity Incentive Plan.	Registrant	8-K Exhibit No. 10.1	5/27/2026

Exhibit No.	Description	Incorporated by Reference			Filed or Furnished
		Filer and File No.(1)	Form	Date(2)
10.2	Form of Restricted Stock Agreement for annual equity grants to non-management directors beginning in 2026.	Registrant	10-Q
10.3	Form of Restricted Stock Unit Agreement for annual equity grants to non-management directors beginning in 2026.	Registrant	10-Q
10.4	Form of Restricted Stock Agreement for annual time-based equity grants to executive officers.	Registrant	10-Q
10.5	Non Employee Director Compensation Plan, effective May 20, 2026.	Registrant	10-Q
10.6	Director Charitable Contribution Program	Registrant	10-Q
10.7
Third Amendment Agreement, dated as of May 13, 2026, among Level 3 Parent, LLC, Level 3 Financing, Inc., as borrower, the lenders party thereto, Wilmington Trust, National Association, as existing administrative agent and collateral agent and Bank of America, N.A., as successor administrative agent.
		Registrant	8-K Exhibit No. 10.1	5/14/2026
10.8	Support Agreement, dated May 18, 2026.	Registrant Qwest	8-K Exhibit No. 10.1	5/20/2026
22	Subsidiary Issuers of Guaranteed Securities
31.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
31.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed
32.1	Certification of the Chief Executive Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
32.2	Certification of the Chief Financial Officer of Lumen Technologies, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished
101
Financial statements from the Quarterly Report on Form 10-Q of Lumen Technologies, Inc. for the period ended June 30, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Deficit and (vi) the Notes to Consolidated Financial Statements.
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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2026.

LUMEN TECHNOLOGIES, INC.
By:	/s/ Donald Holt
Donald Holt Chief Accounting Officer and Controller (Principal Accounting Officer and authorized officer)